Form 10-Q
period 2010-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2010-05-14
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-34620

IRONWOOD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3404176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

320 Bent Street
Cambridge, Massachusetts	02141
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 621-7722

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐ Yes  ☒ No

As of May 1, 2010, there were 19,167,400 shares of Class A common stock outstanding and 78,838,622 shares of Class B common stock outstanding.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$76,338	$123,145
Available-for-sale securities	222,230	—
Accounts receivable	192	12
Related party accounts receivable, net	4,531	5,222
Prepaid expenses and other assets	3,107	3,069
Total current assets	306,398	131,448
Restricted cash	8,162	8,431
Property and equipment, net	23,540	22,551
Other assets	30	21
Total assets	$338,130	$162,451
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,116	$4,944
Accrued research and development costs	8,426	12,401
Accrued expenses	4,326	4,899
Current portion of long-term debt	1,166	1,310
Current portion of capital lease obligations	147	143
Current portion of deferred rent	196	180
Current portion of deferred revenue	35,607	32,560
Total current liabilities	54,984	56,437
Long-term debt, net of current portion	1,529	1,764
Capital lease obligations, net of current portion	74	112
Deferred rent, net of current portion	10,703	10,486
Deferred revenue, net of current portion	82,038	93,642
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value, no shares authorized at March 31, 2010 and 74,942,226 shares authorized at December 31, 2009, no shares issued and outstanding at March 31, 2010 and 69,904,843 shares issued and outstanding at December 31, 2009 (Note 3 and Note 9)	—	298,350
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and no shares authorized at December 31, 2009	—	—
Class A common stock, $0.001 par value, 500,000,000 and 98,530,700 shares authorized at March 31, 2010 and December 31, 2009, respectively, and 19,167,400 shares issued and outstanding at March 31, 2010 and no shares issued and outstanding at December 31, 2009	19	—
Class B common stock, $0.001 par value, 100,000,000 and 98,530,700 shares authorized at March 31, 2010 and December 31, 2009, respectively, 78,710,772 and 7,854,602 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	79	8
Additional paid-in capital	516,403	12,999
Accumulated deficit	(330,483)	(314,559)
Accumulated other comprehensive loss	(99)	—
Total Ironwood Pharmaceuticals, Inc. stockholders’ equity (deficit)	185,919	(301,552)
Noncontrolling interest	2,883	3,212
Total stockholders’ equity (deficit)	188,802	(298,340)
Total liabilities and stockholders’ equity (deficit)	$338,130	$162,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Collaborative arrangements	$8,838	$4,450
Services	214	781
Total revenue	9,052	5,231
Operating expenses:
Research and development	18,637	18,607
General and administrative	6,643	5,194
Total operating expenses	25,280	23,801
Loss from operations	(16,228)	(18,570)
Other income (expense):
Interest expense	(93)	(134)
Interest and investment income	68	104
Remeasurement of forward purchase contracts	—	200
Other income (expense), net	(25)	170
Net loss	(16,253)	(18,400)
Net loss attributable to noncontrolling interest	329	432
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(15,924)	$(17,968)
Net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	$(0.25)	$(2.56)
Weighted average number of common shares used in net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	63,957,966	7,007,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(16,253)	$(18,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,303	1,235
Loss on disposal of property and equipment	5	71
Remeasurement of forward purchase contracts	—	(200)
Share-based compensation expense	1,608	1,018
Accretion of discount/premium on investment securities	98	102
Changes in assets and liabilities:
Accounts receivable	511	1,582
Restricted cash	269	—
Prepaid expenses and other current assets	(38)	(595)
Other assets	(9)	6
Accounts payable and accrued expenses	(1,622)	(2,085)
Accrued research and development costs	(3,975)	2,310
Deferred revenue	(8,557)	(4,496)
Deferred rent	233	3
Net cash used in operating activities	(26,427)	(19,449)
Cash flows from investing activities:
Purchases of available-for-sale securities	(222,427)	(8,981)
Sales and maturities of available-for-sale securities	—	2,000
Purchases of property and equipment	(1,063)	(1,342)
Proceeds from the sale of property and equipment	1	8
Net cash used in investing activities	(223,489)	(8,315)
Cash flows from financing activities:
Proceeds from initial public offering	203,168	—
Proceeds from exercise of stock options and issuance of restricted stock	354	4
Proceeds from borrowings	—	2,422
Payments on borrowings	(413)	(303)
Net cash provided by financing activities	203,109	2,123
Net decrease in cash and cash equivalents	(46,807)	(25,641)
Cash and cash equivalents, beginning of period	123,145	67,722
Cash and cash equivalents, end of period	$76,338	$42,081
Supplemental cash flow disclosures:
Cash paid for interest	$96	$108

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (the “Company”) is an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize innovative medicines targeting important therapeutic needs. The Company is focused on a portfolio of internally discovered drug candidates that currently includes one Phase 3 drug candidate (linaclotide), one Phase 1 pain drug candidate, and multiple preclinical candidates.

The Company holds a majority ownership interest in Microbia, Inc. (formerly known as Microbia Precision Engineering), a subsidiary formed in September 2006. Microbia, Inc. (“Microbia”) focuses on building a specialty biochemicals business based on a proprietary strain-development platform.

The Company was incorporated in Delaware on January 5, 1998. On April 7, 2008, the Company changed its name from Microbia, Inc. to Ironwood Pharmaceuticals, Inc. The Company operates in two reportable business segments: human therapeutics and biomanufacturing (Note 12).

The Company has generated an accumulated deficit as of March 31, 2010 of approximately $330.5 million since inception.  In February 2010, the Company completed its initial public offering of Class A common stock and raised a total of approximately $203.2 million in net proceeds (Note 3). At March 31, 2010, the Company believes that based on its current business plan, its unrestricted cash, cash equivalents and available-for-sale securities totaling approximately $298.6 million is sufficient to fund operations through the anticipated commercialization of linaclotide in the U.S.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010.  The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of March 31, 2010 and results of its operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three months ended March 31, 2010 and 2009. The interim results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Basis of Presentation

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the Company’s financial position or results of operations.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Principles of Consolidation

During 2006, the Company formed Microbia as a 100% wholly owned subsidiary of the Company. In September 2006, Microbia sold additional equity interests to a third party, which reduced the Company’s ownership interest in Microbia to 85% (Note 13). The accompanying condensed consolidated financial statements of Ironwood Pharmaceuticals, Inc. include the assets, liabilities, revenue, and expenses of Microbia, over which the Company exercises control. The Company records noncontrolling interest in its condensed consolidated statements of operations for the ownership interest of the minority owners of Microbia. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company’s management evaluates its estimates, including those related to revenue recognition, available-for-sale securities, impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, valuation of forward purchase contracts, research and development, contingencies, and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds, U.S. government-sponsored entities and U.S. Treasury securities. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $72.9 million and $120.6 million at March 31, 2010 and December 31, 2009, respectively.

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

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other-than-temporary impairments for the three months ended March 31, 2010.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, restricted cash, available-for-sale securities, and accounts receivable. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s available-for-sale investments potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy which limits the amounts the Company may invest in any one type of investment, and requires all investments held by the Company to be A+ rated, thereby reducing credit risk concentration.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Accounts receivable primarily consist of amounts due under the collaboration agreement with Forest Laboratories, Inc. (“Forest”) and license agreement with Almirall, S.A. (“Almirall”) (Note 5) and from Tate & Lyle Investments, Ltd. (“T&L”) (Note 13) for which the Company does not obtain collateral. Effective September 1, 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company’s Series G convertible preferred stock and effective November 2, 2009, Almirall became a related party when the Company sold to them 681,819 shares of its Series I convertible preferred stock.

Forest accounted for approximately 60% and 85% of the Company’s revenue for the three months ended March 31, 2010 and 2009, respectively. Almirall accounted for approximately 32% and 0% of the Company’s revenue for the three months ended March 31, 2010 and 2009, respectively. T&L accounted for approximately 2% and 15% of the Company’s revenue for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, no additional customers accounted for more than 10% of the Company’s revenue.

At March 31, 2010 and December 31, 2009, accounts receivable from Forest, net of any payables due Forest, accounted for approximately 83% and 94%, respectively, of the Company’s accounts receivable. At March 31, 2010 and December 31, 2009, Almirall accounted for approximately 13% and 6% of the Company’s accounts receivable.

Revenue Recognition

The Company’s revenue is generated primarily through collaborative research and development and licensing agreements. The terms of these agreements typically include payment to the Company of one or more of the following: nonrefundable, up-front license fees; milestone payments; sale of drug substance to its collaborators; and royalties on product sales. In addition, the Company generates services revenue through agreements that generally provide for fees for research and development services rendered, and may include additional payments at the conclusion of the research period upon achieving specified events. These service agreements also contemplate royalty payments to the Company on future sales of its customers’ products. To date the Company has earned no royalty revenue as a result of product sales.

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

•                  there is objective and reliable evidence of fair value of the undelivered items; and

•                  if there is a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and within the Company’s control.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Services Revenue

The Company recognizes services revenue when there is persuasive evidence that an arrangement exists, services have been rendered or delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Revenue from research and development services rendered is recognized as services are performed. Bonus payments are recognized as revenue when achieved and the bonus payments are due and collectible. Royalty revenue related to research and development services is recognized in the period the sales occur.

The Company receives research and development funding under the Forest collaboration agreement and considers the factors or indicators within this arrangement to determine whether reporting such funding on a gross or net basis is appropriate. The Company records revenue transactions gross in the condensed consolidated statements of operations if it is deemed the principal in the transaction, which includes being the primary obligor and having the risks and rewards of ownership. The Company produces clinical materials for its collaborators and is reimbursed for its costs to produce such clinical materials. The Company recognizes revenue on clinical materials when the materials have passed all quality testing required for collaborator acceptance and title and risk of loss have transferred to the collaborator.

For certain of the Company’s arrangements, particularly the Company’s license agreement with Almirall, it is required that taxes be withheld on payments made to the Company. The Company has adopted a policy to recognize revenue net of these tax withholdings.

Research and Development Costs

The Company expenses research and development costs to operations as incurred. The Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed.

Research and development expenses comprise costs incurred in performing research and development activities, including salaries and benefits; share-based compensation expense; laboratory supplies and other direct expenses; facilities expenses; overhead expenses; contractual services, including clinical trial and related clinical manufacturing expenses; and other outside expenses. Also included in research and development expenses are the costs of revenue related to the Microbia services contracts.

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

Share-Based Compensation

Share-based compensation is recognized as an expense in the financial statements based on the grant date fair value. Compensation expense recognized relates to stock awards, restricted stock and stock options granted, modified, repurchased or cancelled on or after January 1, 2006. Stock options granted to employees prior to that time continue to be accounted for using the intrinsic value method. Under the intrinsic value method, compensation associated with share-based awards to employees was determined as the difference, if any, between the fair value of the underlying common stock on the date compensation was measured, generally the grant date, and the price an employee must pay to exercise the award. For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods. The grant date fair value of options

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term and the fair value of the underlying common stock, among others.

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

Noncontrolling Interest

Effective January 1, 2009, the Company adopted a newly issued accounting standard for noncontrolling interests. In accordance with the accounting standard, the Company changed the accounting and reporting for its noncontrolling interest in its condensed consolidated financial statements.

Noncontrolling interest represents the noncontrolling stockholder’s proportionate share of equity and net income or net loss of the Company’s consolidated subsidiary Microbia. The noncontrolling stockholder’s proportionate share of the equity in Microbia, of approximately $2.9 million and $3.2 million as of March 31, 2010 and December 31, 2009, respectively, is reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets as a component of stockholders’ equity (deficit).

The proportionate share of the net loss attributable to noncontrolling interest is reflected in the accompanying condensed consolidated statements of operations. The following table is a roll-forward of the noncontrolling interest (in thousands):

Balance at December 31, 2009	$3,212
Net loss attributable to noncontrolling interest	(329)
Balance at March 31, 2010	$2,883

Net Loss Per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has excluded all shares that are subject to repurchase by the Company from the weighted average number of common shares outstanding. The Company’s potentially dilutive shares, which include convertible preferred stock, outstanding common stock options and unvested shares of restricted stock, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

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

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at March 31, 2010 and December 31, 2009. Management reevaluates the positive and negative evidence on a quarterly basis.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company accounts for uncertain tax positions recognized in the condensed consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  There were no income tax provisions or benefits for the three months ended March 31, 2010 and 2009 given the Company’s continued net operating loss position.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ending December 31, 2006, 2007 and 2008, although carryforward attributes that were generated prior to tax year 2006 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company is aware of no federal or state audits currently in progress.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no indicators of impairment at March 31, 2010.

Comprehensive Income (Loss)

All components of comprehensive income (loss) are required to be disclosed in the condensed consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and currently consists of net loss and changes in unrealized gains and losses on available-for-sale securities.  Comprehensive loss from operations was calculated as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(15,924)	$(17,968)
Unrealized loss on available-for-sale securities	(99)	(6)
Comprehensive loss attributable to Ironwood Pharmaceuticals, Inc.	$(16,023)	$(17,974)

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company has two reportable business segments: human therapeutics and biomanufacturing (Note 12). Revenue from the Company’s human therapeutics segment is shown in the condensed consolidated statements of operations as collaborative arrangements revenue. Revenue from the Company’s biomanufacturing segment is shown as services revenue.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Recently Issued Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13, Multiple- Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retrospective application. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

3. Initial Public Offering

In February 2010, the Company completed its initial public offering of Class A common stock pursuant to a registration statement that was declared effective on February 2, 2010. The Company sold 19,166,667 shares of its Class A common stock, which included 2,500,000 shares of the Company’s Class A common stock sold pursuant to an over-allotment option granted to the underwriters, at a price to the public of $11.25 per share. As a result of the initial public offering, the Company raised a total of $215.6 million in gross proceeds, and approximately $203.2 million in net proceeds after deducting underwriting discounts and commissions of $10.5 million and estimated offering expenses of $1.9 million. Costs directly associated with the Company’s initial public offering were capitalized and recorded as deferred offering costs prior to the closing of the initial public offering. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital.

Upon the closing of the initial public offering, 69,904,843 shares outstanding of the Company’s convertible preferred stock automatically converted into 70,391,620 shares of its Class B common stock.

4. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(15,924)	$(17,968)
Denominator:
Weighted average number of common shares used in net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	63,957,966	7,007,436
Net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	$(0.25)	$(2.56)

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2010 and 2009, as they would be anti-dilutive:

	At March 31,
	2010	2009
Convertible preferred stock	—	67,118,858
Options to purchase common stock	14,703,079	12,956,750
Shares subject to repurchase	366,229	54,942
	15,069,308	80,130,550

5. Collaboration and License Agreements

Forest Laboratories, Inc.

In September 2007, the Company entered into a collaboration agreement with Forest to jointly develop and commercialize linaclotide, a drug candidate for the treatment of irritable bowel syndrome with constipation (“IBS-C”), chronic constipation (“CC”) and other lower gastrointestinal conditions, in North America. Under the terms of this collaboration agreement, the Company shares equally with Forest all development costs, as well as potential future profits and losses from the development and sale of linaclotide in the United States. The Company will receive royalties from Forest for sales in Canada and Mexico. The Company retained the rights to commercialize linaclotide outside of North America. Forest made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because of the Company’s continuing involvement in the development program, the Company is recognizing the up-front license fee as revenue on a straight-line basis over five years, which is the Company’s estimate of the period over which linaclotide will be jointly developed under the collaboration. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment based on the achievement of specific clinical and commercial milestones. These payments, including the up-front license fee, could total up to $330.0 million, of which $125.0 million has already been received, if certain development and sales milestones are achieved for linaclotide. In September 2008, the Company achieved a clinical milestone which triggered a $10.0 million milestone payment from Forest. At March 31, 2010, approximately $34.4 million and $4.9 million of the up-front license fee and milestone payment, respectively, remain deferred and are being recognized on a straight-line basis over the remaining estimated development period.

The collaboration agreement included a contingent equity investment, in the form of a forward purchase contract, which required Forest to purchase 2,083,333 shares of the Company’s convertible preferred stock, when a specific clinical milestone was met, at a price of $12.00 per share. The Company evaluated this financial instrument and determined that because the Company may be required to settle the instrument by transferring assets to Forest due to “deemed liquidation” provisions of the preferred stock, it should be considered an asset or liability, which is required to be carried at fair value.  The changes in fair value are recorded as other income or expense.

The Company valued the contingent equity investment at September 12, 2007 at $9.0 million, which represented the value of the premium that Forest would pay for shares of the Company’s stock should the milestone be achieved. The $9.0 million was recorded as an asset and incremental deferred revenue at the inception of the arrangement. The $9.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which was estimated to be five years from the inception of the arrangement. At March 31, 2010, approximately $4.4 million of the incremental deferred revenue remains deferred and is being recognized on a straight-line basis over the remaining estimated development period.

At March 31, 2009, the Company remeasured the fair value of the contingent equity investment using current assumptions resulting in a fair value of $8.9 million. For the three months ended March 31, 2009, the Company recorded an increase of approximately $0.2 million in the fair value of the forward purchase contract related to this remeasurement.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

On July 22, 2009, the Company achieved the clinical milestone under the Forest collaboration agreement, triggering the equity investment. As a result, the Company remeasured the fair value of the contingent equity investment as of July 22, 2009 using assumptions as of that date. The resulting final fair value of the contingent equity investment was $8.8 million. The increase in the fair value of the contingent equity investment was recorded to other income (expense) at that time and the Company reclassified the forward purchase contract as a reduction to convertible preferred stock. The Company issued the 2,083,333 shares to Forest on September 1, 2009. Additionally, the achievement of the clinical milestone triggered a $20.0 million milestone payment from Forest that was received on August 20, 2009, of which approximately $9.8 million remains deferred at March 31, 2010 and is being recognized on a straight-line basis over the remaining estimated development period.

During the three months ended March 31, 2010 and 2009, the Company recognized approximately $5.5 million and $4.5 million, respectively, in revenue from the Forest collaboration agreement.

Further, because the Company shares development costs equally with Forest, payments from Forest with respect to research and development costs incurred by the Company are recorded as a reduction to expense, and not as revenue. During the three months ended March 31, 2010 and 2009, the Company offset approximately $3.8 million and $2.9 million, respectively, against research and development expense as a result of the cost-sharing arrangements under the collaboration.

Almirall, S.A.

In April 2009, the Company entered into a license agreement with Almirall for European rights to develop and commercialize linaclotide for the treatment of IBS-C, CC and other lower gastrointestinal conditions. Under the terms of the license agreement, Almirall is responsible for the expenses associated with the development and commercialization of linaclotide in the European territory. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The Company will receive escalating royalties from the sales of linaclotide in the European territory. In May 2009, the Company received a $38.0 million payment from Almirall representing a $40.0 million non-refundable up-front payment net of foreign withholding taxes. The Company elected to record the non-refundable up-front payment on a net basis. Because of the Company’s continuing involvement in the development program, the Company is recognizing the up-front license fee as revenue on a straight-line basis over fifty months, which is the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the European territory. At March 31, 2010, approximately $29.6 million of the up-front license fee remains deferred.  The license agreement also includes contingent milestone payments, as well as a contingent equity investment based on the achievement of specific clinical and sales milestones. These payments could total up to $55.0 million, including the contingent equity investment discussed below, if certain development and sales milestones are achieved for linaclotide.

The license agreement included a contingent equity investment, in the form of a forward purchase contract, which required Almirall to purchase 681,819 shares of the Company’s convertible preferred stock, when a specific clinical milestone was met, at a price of $22.00 per share. The Company evaluated this financial instrument and determined that because the Company may be required to settle the instrument by transferring assets to Almirall, it should be considered an asset or liability. The contingent equity investment was valued at inception at its fair value. The Company valued the contingent equity investment at April 30, 2009 at $6.0 million, which represented the value of the premium that Almirall would pay for shares of the Company’s stock should the milestone be achieved. The $6.0 million was recorded as an asset and incremental deferred revenue at the inception of the arrangement. The $6.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which is estimated to be fifty months. At March 31, 2010, approximately $4.7 million of the incremental deferred revenue remains deferred.

On November 2, 2009, the Company achieved the clinical milestone under the Almirall license agreement, triggering the equity investment. As a result, the Company remeasured the fair value of the contingent equity investment as of November 2, 2009 using assumptions as of that date. The resulting final fair value of the contingent equity investment was $6.5 million. The increase in the fair value of the contingent equity investment was recorded to other income (expense) at that time, and the Company reclassified the forward purchase contract as a reduction to convertible preferred stock. On November 13, 2009, the Company received $15.0 million from Almirall for the 681,819 shares of convertible preferred stock.

During the three months ended March 31, 2010 and 2009, the Company recognized approximately $2.9 million and $0, respectively, in revenue from the Almirall license agreement, including approximately $0.3 million from the sale of clinical materials to Almirall.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Astellas Pharma Inc.

On November 9, 2009, the Company entered into a license agreement with Astellas Pharma Inc. (“Astellas”). Astellas has the right to develop and commercialize linaclotide for the treatment of IBS-C and other gastrointestinal conditions in Japan, South Korea, Taiwan, Thailand, Philippines, and Indonesia. Under the terms of the agreement, Astellas paid the Company an up-front licensing fee of $30.0 million on November 16, 2009. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The agreement includes additional development milestone payments that could total up to $45.0 million. In addition, the Company will receive escalating royalties on linaclotide sales should Astellas receive approval to market and sell linaclotide in the Asian market. Astellas will be responsible for activities relating to regulatory approval and commercialization.  Because of the Company’s continuing involvement in the development program, the Company is recognizing the up-front license fee as revenue on a straight-line basis over 111 months, which is the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the Asian market, beginning in March 2010 which was when the Company was able to reasonably and reliably estimate the expected performance period. At March 31, 2010, approximately $29.7 million of the up-front license fee remains deferred.  During the three months ended March 31, 2010, the Company recognized approximately $0.5 million in revenue from the Astellas license agreement, including approximately $0.2 million from the sale of clinical materials to Astellas.

6. Fair Value of Financial Instruments

The table below presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

The Company’s investment portfolio includes many fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (included in cash and cash equivalents)	$18,023	$18,023	$—	$—
U.S. government-sponsored entities (included in cash and cash equivalents)	44,841	—	44,841	—
U.S. Treasury securities (included in cash and cash equivalents)	9,999	9,999	—	—
U.S. government-sponsored entities	112,861	—	112,861	—
U.S. Treasury securities	109,369	109,369	—	—
Total	$295,093	$137,391	$157,702	$—

Cash, cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable, accrued expenses, current portion of capital lease obligations and the current portion of long-term debt are carried at amounts that approximate fair value at March 31, 2010 and December 31, 2009 due to their short-term maturities.

Capital lease obligations and long-term debt approximate fair value at March 31, 2010 and December 31, 2009, as they bear interest at a rate approximating a market interest rate.

7. Available-for-Sale Investments

The following is a summary of available-for-sale securities at March 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010:
U.S. government-sponsored entities	$112,953	$3	$(95)	$112,861
U.S. Treasury securities	109,376	2	(9)	109,369
Total	$222,329	$5	$(104)	$222,230

The Company did not have any available-for-sale securities at December 31, 2009.

The contractual maturities of all securities held at March 31, 2010 are one year or less. There were 32 investments in an unrealized loss position having an aggregate fair value of approximately $165.4 million at March 31, 2010.  The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated results of operations.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Commitments and Contingencies

The Company leases various facilities and equipment under leases that expire at varying dates through 2016. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

On February 9, 2010, the Company entered into a Second Lease Amendment for its 301 Binney Street facility. Under the amended lease, the Company, effective as of February 9, 2010, leased an additional 50,000-60,000 square feet of the 301 Binney Street facility, comprised of (a) an initial phase of at least 30,000 square feet (the “Initial Phase”), with rent for such space in the Initial Phase commencing no later than July 1, 2010, and (b) a second phase of up to an additional 30,000 square feet (for total additional space of no less than 50,000 square feet and no more than 60,000 square feet) (the “Second Phase”), with rent for such space in the Second Phase commencing no later than July 1, 2011. The rent for the space in the Initial Phase will be $42.00 per rentable square foot per year, and the rent for the space in the Second Phase will be $42.50 per rentable square foot per year. The base rent for the additional space in each of the Initial Phase and the Second Phase will increase annually by $0.50 per rentable square foot. Under the terms of the Second Lease Amendment, the landlord will provide the Company with a finish work allowance of $55.00 per rentable square foot of additional space rented in the Initial Phase and the Second Phase. The Amendment does not change the January 31, 2016 expiration date of the original lease.  In conjunction with the 301 Binney Street amendment, the Company elected not to renew its lease of approximately 39,000 square feet of space at its 320 Bent Street facility when the lease expires in December 2010.

On November 3, 2009, Microbia amended its facility lease to include an early termination option. In consideration for an up-front payment of approximately $0.3 million, the landlord gave Microbia an option to terminate the lease, which was exercised on January 18, 2010.  As a result, the lease will terminate on September 30, 2010. Under the terms of the amended lease, the landlord has agreed to defer the monthly base rent for the seven months beginning March 2010 and ending September 2010. Additionally, Microbia may be required to issue a warrant to the landlord, which is exercisable into shares of Microbia common stock. The number of shares issuable will be determined at the time of issuance in accordance with the terms of the warrant and the price per share will be the fair value of Microbia’s common stock at that time. The Company calculated the fair value of the warrant at March 31, 2010 and at December 31, 2009, which was de minimus. The Company will continue to remeasure the fair value of the warrant at each reporting period and will record the resulting changes in its fair value as other income or expense.

In connection with Microbia’s November 2009 restructuring, Microbia may incur approximately $0.8 million of additional costs if Microbia implements an additional reduction in force prior to the earlier of November 5, 2010 or the date that Microbia closes on a new round of financing.

9. Stockholders’ Equity (Deficit)

Common Stock

At March 31, 2010, the Company is authorized to issue 675,000,000 shares of stock, of which 600,000,000 shares have been authorized for the issuance of common stock, with a par value of $0.001 per share, which consist of Class A common stock and Class B common stock, and 75,000,000 shares have been authorized for the issuance of preferred stock, with a par value of $0.001 per share.

All shares of common stock that were outstanding immediately prior to the initial public offering were shares of Class B common stock and all shares of common stock sold in the initial public offering were shares of Class A common stock.  Prior to the closing of the Company’s initial public offering, the Company had outstanding nine series of convertible preferred stock with various rights and preferences.  In conjunction with the closing of the Company’s initial public offering, all of the Company’s 69,904,843 outstanding convertible preferred shares automatically converted on a one-for-one basis, except for Series C convertible preferred stock, which converted on a one-for-1.076 basis, into 70,391,620 shares of Class B common stock.  At March 31, 2010, the Company had no preferred shares outstanding.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Stock

In 2009, the Company sold an aggregate of 515,549 shares of common stock to independent members of the Board of Directors under restricted stock agreements in accordance with the terms of the Company’s 2005 Stock Incentive Plan (“2005 Plan”) and the Company’s director compensation program. 115,549 shares of restricted common stock sold in 2009 vested on December 31, 2009 and the remainder vest ratably over four years beginning in January 2010. In the event that a member of the Board of Directors ceases to serve on the Company’s Board prior to December 31, 2013, the member shall forfeit all unvested shares in accordance with the terms of the restricted stock agreement.

A summary of the unvested shares of restricted stock as of March 31, 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	400,000	$5.67
Granted	—	$—
Vested	(22,500)	$5.69
Forfeited	(40,000)	$5.48
Unvested at March 31, 2010	337,500	$5.69

10. Stock Option Plans

The Company has several share-based compensation plans. Under the 1998 Amended and Restated Stock Option Plan (“1998 Plan”), options to purchase 3,405,000 shares of common stock were available for grant to employees, directors, and consultants of the Company. The options were granted under the 1998 Plan at fair market value on the grant date, generally vest over a period of four years, and expire ten years from the grant date. There are no shares available for future grant under this plan, as it expired in accordance with its terms in 2008. At March 31, 2010 and December 31, 2009, options for 501,633 and 550,633 shares, respectively, were outstanding under the 1998 Plan.

Under the Company’s 2002 Stock Incentive Plan (“2002 Plan”) and 2005 Plan, stock awards may be granted to employees, officers, directors, consultants, or advisors of the Company. The 2002 Plan and 2005 Plan provide for the granting of stock options, restricted stock, restricted stock units, and other share-based awards. At March 31, 2010, 4,700,000 shares of common stock are reserved for issuance under the 2002 Plan and 12,200,000 shares are reserved under the 2005 Plan. The 2002 Plan allows for the transfer of unused shares from the 1998 Plan.  At March 31, 2010, there were 61,831 shares available for future grant under the 2002 Plan and 657,714 shares available for future grant under the 2005 Plan.

On January 21, 2010, the Company’s stockholders approved the 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Plan”) (together with the 2002 Plan and 2005 Plan, the “Plans”) which became effective upon the closing of the Company’s initial public offering. Under the 2010 Plan, stock awards may be granted to employees, officers, directors, or consultants of the Company. There were 6,000,000 shares of common stock initially reserved for issuance under the 2010 Plan. The number of shares available for future grant under the 2010 Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of (i) 6,600,000; (ii) 4% of the number of outstanding shares of common stock on the first day of each fiscal year; and (iii) an amount determined by the Board of Directors. Awards that are returned to the Company’s 1998 Plan, 2002 Plan and 2005 Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2010 Plan.  At March 31, 2010, there were 6,019,188 shares available for future grant under the 2010 Plan.

On January 21, 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (“Purchase Plan”) which became effective upon the closing of the Company’s initial public offering. The Purchase Plan allows eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value of a share of common stock on the first or last day of an offering period. Each offering period is six months. There were 400,000 shares of common stock initially reserved for issuance pursuant to the Purchase Plan. The number of shares available for future grant under the Purchase Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of (i) 1,000,000 shares, (ii) 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board.  At March 31, 2010, there were 400,000 shares available for future grant under the Purchase Plan.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Each plan, other than the Purchase Plan, provides for the granting of stock awards whereby the Company’s Class B common stock is issuable upon exercise of options granted before the closing of the Company’s initial public offering and Class A common stock is issuable upon exercise of options granted after the Company’s initial public offering. At March 31, 2010, options exercisable into 13,162,079 shares of Class B common stock and 1,541,000 shares of Class A common stock were outstanding.

The option price at the date of grant is determined by the Board of Directors and, in the case of incentive stock options, may not be less than the fair market value of the common stock at the date of grant. Due to the absence of an active market for the Company’s common stock, prior to the pricing of the Company’s initial public offering on February 2, 2010, the Board of Directors was required to determine the fair value of the common stock for consideration in setting exercise prices for the options granted and in valuing the options granted. In determining the fair value, the Board of Directors considered both quantitative and qualitative factors including prices at which the Company sold shares of its convertible preferred stock, the rights, preferences and liquidity of the Company’s convertible preferred and common stock, the Company’s historical operating and financial performance and the status of its research and product development efforts, achievement of enterprise milestones, including the Company entering into collaboration agreements where third parties agree to purchase shares of the Company’s convertible preferred stock at fixed prices sometime in the future, external market conditions affecting the biotechnology industry sector, and financial market conditions and, commencing in 2006, contemporaneous valuations provided by management.

The option exercise period may not extend beyond ten years from the date of grant. The 2002 Plan and 2005 Plan provide that, subject to approval by the Board of Directors, option grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the employee be terminated or leave the Company prior to becoming fully vested in such shares. At March 31, 2010 and December 31, 2009, there were 28,729 and 34,156 shares, respectively, that had been issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. At March 31, 2010, the Company does not hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant. The exercise of these shares is not substantive and as a result, the cash paid for the exercise prices is considered a deposit or prepayment of the exercise price and is recorded as a liability and was not material to the consolidated financial statements at March 31, 2010 and December 31, 2009.

The Company, from time to time, issues certain time-accelerated stock options to certain employees under the Plans. The vesting of these time-accelerated stock options accelerates upon the achievement of certain performance-based milestones, such as the filing of a New Drug Application (“NDA”) with the Food and Drug Administration (“FDA”), the first commercial sale of a Company product, the successful completion of an initial public offering, or achieving a specified market capitalization target, among others. If these criteria are not met, such options will vest between six and ten years after the date of grant, and expire at the end of ten years. During the three months ended March 31, 2010, 45,000 shares vested as a result of milestone achievements, and the Company recorded related share-based compensation of approximately $0.1 million for these options. At March 31, 2010 and December 31, 2009, there were 2,286,500 and 2,481,500 shares, respectively, issuable under outstanding and unvested time-accelerated options. When achievement of the milestone is not deemed probable, the Company recognizes compensation expense associated with time-accelerated stock options initially over the vesting period of the respective stock option. When deemed probable of achievement, the Company expenses the remaining unrecognized compensation for the respective stock option over the implicit service period.

During 2005, the Company granted to employees options to purchase 97,500 shares of common stock at an exercise price of $0.60 per share, which represented the fair value of the stock at that time. These options are subject to performance-based milestone vesting and expire ten years from the date of grant. The options were deemed to be variable upon grant because the number of shares that will vest were not fixed on the date of grant. The options are therefore remeasured at each reporting period until settlement of the option. During the year ended December 31, 2006, 37,500 shares vested as a result of milestone achievements. In the year ended December 31, 2008, it became probable that the remaining 60,000 unvested options would vest. For the three months ended March 31, 2010 and 2009, the Company recorded related share-based compensation of approximately $0.2 million and $0, respectively for these options.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

During 2009, the Company granted to employees options to purchase a total of 1,060,000 shares of common stock subject to performance-based milestone vesting. During the three months ended March 31, 2010, the Company granted additional options to purchase a total of 45,000 shares of common stock subject to performance-based milestone vesting. The vesting of these stock options will occur upon the achievement of certain performance-based milestones, such as the filing of a second NDA with the FDA, the first commercial sale of a Company product, or achieving a specified sales target. During the three months ended March 31, 2010, 5,000 shares vested as a result of milestone achievements and the Company recorded related share-based compensation of approximately $31,000 for these options. The Company has concluded that for the remaining shares of common stock subject to performance-based milestone vesting the performance-based milestones are not probable of achievement; as such, no compensation expense has been recorded related to these options. At March 31, 2010, the unrecognized share-based compensation related to these options was approximately $3.8 million.

The Company also grants options to external consultants. No options were granted to external consultants during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company granted options for the purchase of 32,000 shares to external consultants. The weighted average grant date fair value of options granted to external consultants during the three months ended March 31, 2009 was $2.95. Most grants made to external consultants vest over a period of one year, and the expense related to these options is charged to share-based compensation expense over the vesting period of the options. The amount of share-based compensation expense that may be recognized for outstanding, unvested options as of March 31, 2010 was approximately $12,000. The amount of share-based compensation expense that will ultimately be recorded will depend on the remeasurement of the outstanding awards through their vesting date. This remaining compensation expense will be recognized over a weighted average amortization period of 0.08 years at March 31, 2010.

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

Determining the fair value of share-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Expected volatility	57.7%	62.6%
Expected term (in years)	6.5	6.5
Risk-free interest rate	3.1%	2.1%
Expected dividend yield	—%	—%

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table summarizes the expense recognized for these share-based compensation arrangements in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2010	2009
Ironwood:
Employee stock options	$1,458	$859
Restricted stock awards	108	—
Non-employee stock options	12	107
Stock awards	10	—
	1,588	966
Microbia Stock Plan	20	52
	$1,608	$1,018

Share-based compensation is reflected in the condensed consolidated statements of operations as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$729	$729
General and administrative	879	289

At March 31, 2010, there were 6,738,733 shares, available for future grant under the Plans.

The following table summarizes stock option activity under the share-based compensation plans, including performance-based options:

	Shares of Common Stock Attributable to Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2009	13,691,579	$2.45	6.24	$131,459
Granted	1,541,000	$11.25
Exercised	(504,550)	$0.70
Cancelled	(24,950)	$3.95
Outstanding at March 31, 2010	14,703,079	$3.43	6.60	$149,848
Vested or expected to vest at March 31, 2010	13,185,702	$3.28	6.43	$136,305
Exercisable at March 31, 2010(1)	6,955,550	$1.59	4.93	$83,713

(1)           All stock options granted under the 1998 Plan, 2002 Plan and 2005 Plan contain provisions allowing for the early exercise of such options into restricted stock. The exercisable shares disclosed above represent those that are vested as of March 31, 2010.

The weighted average grant date fair value of options granted to employees during the three months ended March 31, 2010 and 2009 was $6.17 and $2.95, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was approximately $6.5 million and $0.1 million, respectively. Prior to the closing of the Company’s initial public offering, the intrinsic value was calculated as the difference between the estimated fair value of the Company’s common stock and the exercise price of the option.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The grant date fair value of the options granted to employees during the three months ended March 31, 2010 and 2009 was approximately $9.5 million and $4.3 million, respectively.

As of March 31, 2010, there was approximately $1.7 million and $15.2 million of unrecognized share-based compensation, net of estimated forfeitures, related to restricted stock awards and unvested stock option grants with time-based vesting, respectively, which are expected to be recognized over a weighted average period of 3.7 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

11. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor of the Company. The Company paid approximately $59,000 and $2,000 in legal fees to this investor during the three months ended March 31, 2010 and 2009, respectively.

In September 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company’s convertible preferred stock and in November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 5). Additional related party disclosure related to Microbia and T&L is included in Note 13.

12. Segment Reporting

The Company has two reportable business segments: human therapeutics and biomanufacturing. The Company has no inter-segment revenues.

The following table reports revenue and loss from operations for the Company’s reportable segments for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue:
Human therapeutics	$8,838	$4,450
Biomanufacturing	214	781
Total	$9,052	$5,231
Loss from operations:
Human therapeutics	$(14,496)	$(15,877)
Biomanufacturing	(1,732)	(2,693)
Total	$(16,228)	$(18,570)

	March 31, 2010	December 31, 2009
Total assets:
Human therapeutics	$335,811	$160,105
Biomanufacturing	2,319	2,346
Total	$338,130	$162,451

At March 31, 2010 and December 31, 2009, approximately $26,000 and $15,000, respectively, of the Company’s accounts receivable related to the Company’s biomanufacturing segment and approximately $4.7 million and $5.2 million, respectively, of the Company’s accounts receivable related to the human therapeutics segment.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Microbia, Inc.

Tate & Lyle Investments, Ltd.

In September 2006, the Company entered into a collaboration agreement with T&L. The collaboration agreement has a five-year term with a one-year notice of termination. In connection with the execution of the collaboration agreement, the Company also issued T&L 1,823,529 shares of common stock of Microbia, at the aggregate purchase price of approximately $2,000, and issued 7,000,000 shares of convertible preferred stock of Microbia at the aggregate purchase price of $7.0 million. After the sale of stock to T&L, the Company retained an 85% majority ownership interest, and T&L had a 15% noncontrolling interest in Microbia. The Company’s ownership interest in Microbia is comprised entirely of convertible preferred stock with the same preferences to that held by T&L. The ownership of the convertible preferred and common stock by T&L is recorded as noncontrolling interest in the consolidated financial statements.

Research fees earned from T&L totaled approximately $0.2 million and $0.8 million during the three months ended March 31, 2010 and 2009, respectively. Accounts receivable from T&L was approximately $22,000 and $10,000 at March 31, 2010 and December 31, 2009, respectively.

In March 2010, T&L and Microbia began discussions to terminate their collaboration agreement. The terms and conditions are currently being negotiated; however, if the termination is finalized, future material revenue will not be expected from T&L.

Strategic Restructuring Plan

In November 2009, Microbia implemented a strategic restructuring plan that included an immediate reduction of Microbia’s workforce by approximately 40% of its existing workforce, and a reduced workweek for an additional 12% of its existing workforce. Microbia took this action to focus on its proprietary strain-development platform and existing service agreements.

In connection with the strategic restructuring plan, Microbia recorded restructuring charges of $1.2 million in the year ended December 31, 2009, which were included in operating expenses. As of March 31, 2010, Microbia had paid in cash and written down assets aggregating approximately $1.2 million. The remaining amounts to be paid pursuant to the initial restructuring charge are immaterial.

Additionally, Microbia may incur approximately $0.8 million of additional restructuring costs if Microbia implements an additional reduction in force prior to the earlier of November 5, 2010 or the date that Microbia closes on a new round of financing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize innovative medicines targeting important therapeutic needs. To achieve this, we are building a sustainable culture centered on creating and marketing important new drugs. Our experienced team of researchers is focused on a portfolio of internally discovered drug candidates that includes one Phase 3 drug candidate (linaclotide), one Phase 1 pain drug candidate, and multiple preclinical programs. We have pursued a partnering strategy for the commercialization of linaclotide that has enabled us to retain significant control over linaclotide’s development and commercialization, share the costs of drug development and commercialization with collaborators whose capabilities complement ours, and retain approximately half of the future long-term value of linaclotide in the major pharmaceutical markets, should linaclotide meet our sales expectations.

We were incorporated in Delaware as Microbia, Inc., or Microbia (which is now the name of our majority-owned subsidiary), on January 5, 1998. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc.

We operate in two reportable business segments—human therapeutics and biomanufacturing. Our human therapeutics segment comprises the vast majority of our business, and it consists of the development and commercialization of our product candidates, including linaclotide. Our biomanufacturing segment, which comprises a much smaller part of our business, consists of our majority ownership interest in Microbia, which focuses on building a specialty biochemicals business based on a proprietary strain-development platform. Our human therapeutics segment represented 99% and our biomanufacturing segment represented 1% of our total assets at March 31, 2010 and December 31, 2009. Our human therapeutics segment represented 89% and 85%, and our biomanufacturing segment represented 11% and 15%, of our loss from operations for the three months ended March 31, 2010 and 2009, respectively.  We expect our human therapeutics segment to continue to increase as a percentage of our total assets and our consolidated operating loss.

To date we have dedicated substantially all of our activities to the research and development of our product candidates. We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1998. We incurred net losses attributable to Ironwood Pharmaceuticals, Inc. of approximately $15.9 million and $18.0 million in the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we had an accumulated deficit of approximately $330.5 million, and we expect to incur losses for the foreseeable future.

Financial Overview

Revenue.  Revenue to date from our human therapeutics segment is generated primarily through our collaboration agreement with Forest Laboratories, Inc., or Forest, and our license agreements with Almirall, S.A., or Almirall, and Astellas Pharma Inc., or Astellas. The terms of these agreements typically include payment to us of one or more of the following: nonrefundable, up-front license fees; milestone payments; and royalties on product sales. Revenue from our human therapeutics segment is shown in our consolidated statements of operations as collaborative arrangements revenue. Revenue from our biomanufacturing segment is generated by our subsidiary, Microbia, which has entered into research and development service agreements with various third parties. These agreements generally provide for fees for research and development services rendered, and may include additional payments at the conclusion of the research period upon achieving specified events. These service agreements also contemplate royalty payments to us on future sales of Microbia’s customers’ products. Revenue from our biomanufacturing segment is shown as services revenue. We expect our revenue to fluctuate for the foreseeable future as our collaborative arrangements revenue is principally based on the achievement of clinical and commercial milestones. Additionally, we expect our services revenue to decline as existing Microbia customer contracts are completed and no new services contracts are anticipated.

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

Our lead product candidate is linaclotide and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is a first-in-class compound currently in confirmatory Phase 3 trials evaluating its safety and efficacy for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C, or chronic constipation, or CC. Our other clinical stage program is IW-6118, an inhibitor of Fatty Acid Amide Hydrolase, or FAAH, being evaluated for the treatment of pain and inflammation. IW-6118 is a novel small molecule inhibitor of FAAH, that decreased inflammation and pain and elevated fatty acid amides in preclinical models. We have an active investigational new drug application, or IND, for IW-6118 and are currently investigating the safety, tolerability, and pharmacokinetic properties of this molecule in Phase 1 studies.

The following table sets forth our research and development expenses related to linaclotide and IW-6118 for the three months ended March 31, 2010 and 2009. We began tracking program expenses for linaclotide in 2004, and program expenses from inception to March 31, 2010 were approximately $104.7 million. We began tracking program expenses for IW-6118 in 2008, and program expenses from inception to March 31, 2010 were approximately $8.8 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs. The expenses for linaclotide include both reimbursements to us by Forest as well as our portion of costs incurred by Forest for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreement. Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Linaclotide	$7,993	$6,880
IW-6118	864	$1,953

The lengthy process of securing Food and Drug Administration, or FDA, approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. Accordingly, we cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide or IW-6118 prior to their regulatory approval, if such approval is ever granted. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, linaclotide, IW-6118 or any of our other product candidates will generate revenues and cash flows.

We have multiple product candidates in earlier stages of development, and are pursuing various therapeutic opportunities. We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is typically dependent upon the receipt of clear, positive data. In addition, we are actively engaged in identifying externally-discovered drug candidates at various stages of clinical development and accessing them through in-licensing or acquisition. In evaluating potential assets, we apply the same criteria as those used for investments in internally-discovered assets. To date, we have not in-licensed any drug candidates, but we do expect to do so from time to time.

The majority of our external costs are spent on linaclotide, as costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline. We expect external costs related to the linaclotide program to begin decreasing if its current Phase 3 clinical trials yield positive data and no other clinical trials are necessary to obtain regulatory approval in the U.S. If IW-6118 is successful in early stage clinical trials, we would expect the program’s external costs to increase as it progresses through later stage clinical trials. The remainder of our research and development expense is not tracked by project as it consists primarily of our internal costs, and it benefits multiple projects that are in earlier stages of development and which typically share resources.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and costs to complete current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as ongoing assessments of such product candidate’s commercial potential.

We expect our research and development costs to continue to be substantial for the foreseeable future and to increase with respect to our product candidates other than linaclotide as we advance those product candidates through preclinical studies and clinical trials.

General and administrative expense.  General and administrative expense consists primarily of compensation, benefits and other employee related expenses for personnel in our administrative, finance, legal, information technology, business development, commercial and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, facility costs and professional fees for accounting and legal services. As a result of our initial public offering, or IPO, in February 2010, we anticipate increases in general and administrative expense relating to operating as a public company. These increases will likely include legal fees, accounting fees, costs associated with implementing and complying with the requirements of the Sarbanes-Oxley Act of 2002, and directors’ and officers’ insurance premiums, as well as fees for investor relations services. We also anticipate substantial expenses related to developing the organization necessary to commercialize linaclotide.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported periods. These estimates and assumptions, including those related to revenue recognition, available-for-sale securities, impairments of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development expenses, contingencies, and share-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. Prior to our IPO, we also evaluated our estimates and judgments regarding the fair value assigned to our common stock. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions.

During the three months ended March 31, 2010, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2010 for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Revenue:
Collaborative arrangements	$8,838	$4,450
Services	214	781
Total revenue	9,052	5,231
Operating expenses:
Research and development	18,637	18,607
General and administrative	6,643	5,194
Total operating expenses	25,280	23,801
Loss from operations	(16,228)	(18,570)
Other income (expense):
Interest expense	(93)	(134)
Interest and investment income	68	104
Remeasurement of forward purchase contracts	—	200
Other income (expense), net	(25)	170
Net loss	(16,253)	(18,400)
Net loss attributable to noncontrolling interest	329	432
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(15,924)	$(17,968)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Revenue:
Collaborative arrangements	$8,838	$4,450	$4,388	98.6%
Services	214	781	(567)	(72.6)%
Total revenue	$9,052	$5,231	$3,821	73.0%

Collaborative Arrangements.  The increase in revenue from collaborative arrangements for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to an increase in revenue from the Forest collaboration and revenue recognized in the three months ended March 31, 2010 related to the Almirall and Astellas license agreements which were entered into in April and November 2009, respectively. During the three months ended March 31, 2010, we recognized approximately $1.0 million of revenue related to a $20.0 million Forest milestone payment we received in July 2009, approximately $2.6 million of revenue related to the $38.0 million up-front license payment received from Almirall in May 2009 and the amortization of the deferred revenue resulting from recording the initial $6.0 million valuation of the Almirall forward purchase contract, approximately $0.2 million of revenue related to the $30.0 million up-front license payment received from Astellas in November 2009, as well as approximately $0.5 million from shipments of clinical trial materials to both Almirall and Astellas. In both the three months ended March 31, 2010 and 2009, we recognized approximately $4.0 million of revenue related to the amortization of the up-front license payment from Forest and the initial $9.0 million valuation of the Forest forward purchase contract and approximately $0.5 million of revenue related to a clinical milestone achieved in September 2008 for which we received a $10.0 million payment.

Services.  Services revenue decreased primarily due to the winding down of service contracts which led to a decrease of services revenue of approximately $0.6 million.

Operating Expenses

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Operating Expenses:
Research and development	$18,637	$18,607	$30	0.2%
General and administrative	6,643	5,194	1,449	27.9%
Total operating expenses	$25,280	$23,801	$1,479	6.2%

Research and Development Expense.  The increase in research and development expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to an increase of approximately $0.3 million in expenses associated with the Phase 3 clinical trials for linaclotide offset by a decrease of approximately $0.3 million of internal research and development costs.

General and Administrative Expense.  The increase in general and administrative expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to increased costs to support our overall growth, including approximately $1.2 million in increased compensation, benefits and other employee related expenses related to an increase in headcount and approximately $0.2 million in consulting expenses, as well as increased audit and tax costs of approximately $0.1 million associated with increased costs of being a public company.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(93)	$(134)	$41	30.6%
Interest and investment income	68	104	(36)	(34.6)%
Remeasurement of forward purchase contracts	—	200	(200)	(100.0)%
Total other income (expense), net	$(25)	$170	$(195)	(114.7)%

Interest Expense.  The decrease in interest expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was a result of a reduction in long-term debt.

Interest and Investment Income.  The decrease in interest and investment income for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due to lower prevailing interest rates during the period, partially offset by higher average investment balances.

Remeasurement of Forward Purchase Contracts.  The decrease in the remeasurement of forward purchase contracts for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 resulted from the final settlement of the Forest forward purchase contract in July 2009.  The Forest forward purchase contract was remeasured at March 31, 2009, resulting in an increase in the fair value of approximately $0.2 million.  Because of the final settlement, there was not a corresponding remeasurement at March 31, 2010.

Net Loss Attributable to Noncontrolling Interest.  The approximately $0.1 million decrease in net loss attributable to noncontrolling interest was due to a smaller net loss for Microbia during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The smaller net loss for Microbia during the three months ended March 31, 2010 was primarily associated with lower expenses, as a result of reduced headcount.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,427)	$(19,449)
Investing activities	(223,489)	(8,315)
Financing activities	203,109	2,123
Net increase in cash and cash equivalents	$(46,807)	$(25,641)

We have incurred losses since our inception on January 5, 1998 and, as of March 31, 2010, we had a cumulative deficit of approximately $330.5 million. We have financed our operations to date primarily through the sale of preferred stock and common stock, payments received under collaborative arrangements, including reimbursement of certain expenses, debt financings and interest earned on investments. Through March 31, 2010, we have received aggregate gross proceeds of approximately $553.3 million from financings, of which approximately $215.6 million was from the IPO, approximately $321.1 million was from the issuance of preferred stock, approximately $1.5 million was from the issuance of common stock upon option exercises and the issuance of restricted stock and approximately $15.1 million was from debt financings. Through March 31, 2010, we have received aggregate gross proceeds of approximately $138.0 million from up-front licensing and milestone payments. At March 31, 2010, we had approximately $298.6 million of cash, cash equivalents and available-for-sale securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus accrued interest, which approximates fair market value, U.S. government-sponsored entities and U.S. Treasury securities. Our available-for-sale securities include amounts held in U.S. government-sponsored entities and U.S. Treasury securities. We invest cash in excess of immediate requirements in accordance with our investment policy which limits the amounts we may invest in any one type of investment and requires all investments held by us to be A+ rated so as to primarily achieve liquidity and capital preservation.

Cash Flows From Operating Activities

Cash flows from operating activities represent the cash receipts and disbursements related to all our activities other than investing and financing activities.  Our operating cash flow is derived by adjusting our net loss for:

•                  Non-cash items such as depreciation, share-based compensation expense, remeasurement of forward purchase contracts and accretion of discount/premium on investment securities;

•                  Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

Net cash used in operating activities totaled approximately $26.4 million for the three months ended March 31, 2010.  The primary uses of cash were our net loss of approximately $16.3 million, a decrease of approximately $13.2 million in working capital resulting primarily from reductions in accounts payable and accrued expenses, accrued research and development costs and deferred revenue. These uses of cash were partially offset by approximately $3.0 million of non-cash items.

Net cash used in operating activities totaled approximately $19.4 million for the three months ended March 31, 2009.  The primary uses of cash were our net loss of approximately $18.4 million, a decrease of approximately $3.3 million in working capital resulting primarily from reductions in deferred revenue and accounts payable and accrued expenses.  These uses of cash were partially offset by an increase in accrued research and development costs, a decrease in accounts receivable and approximately $2.2 million of non-cash items.

Cash Flows From Investing Activities

Cash used in investing activities for the three months ended March 31, 2010 totaled approximately $223.5 million and resulted primarily from the purchase of approximately $222.4 million of securities related to the investment of the net proceeds of our IPO and the purchase of approximately $1.1 million of property and equipment.

Cash used in investing activities for the three months ended March 31, 2009 totaled approximately $8.3 million and resulted primarily from the purchase of approximately $9.0 million of securities and the purchase of approximately $1.3 million of property and equipment.  These uses of cash were partially offset by proceeds of approximately $2.0 million from the sales and maturities of securities.

Cash Flows From Financing Activities

Cash provided by financing activities for the three months ended March 31, 2010 totaled approximately $203.1 million and resulted primarily from the net proceeds of our IPO of approximately $203.2 million.

Cash provided by financing activities for the three months ended March 31, 2009 totaled approximately $2.1 million and primarily resulted from the net borrowings under our debt facility and capital leases.

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

We have generated revenue from services, up-front license fees and milestones, but have not generated any product revenue since our inception and do not expect to generate any product revenue from our collaborative arrangements or the sale of products unless we receive regulatory approval for commercial sale of linaclotide. We believe that our existing cash, cash equivalents and available-for-sale securities balances, interest income we earn on these balances, and amounts we expect to receive from our collaborators under existing contractual obligations will be sufficient to meet our anticipated cash requirements to complete development and commercialize linaclotide with our partner Forest for the U.S. market, and to fund our currently contemplated research and development efforts for at least the next five years, based on our current business plan. However, it is difficult to predict the actual rate of product sales and related collaborative arrangement revenue until the product is approved by the FDA and the specific language allowed by the FDA on the label is known. If our available cash, cash equivalents and available-for-sale securities balances and amounts we expect to receive from our collaborators are insufficient to satisfy our liquidity requirements or if sales are less than anticipated, we may seek to sell additional equity or debt securities or secure new collaborative agreements. The sale of additional equity may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities would have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities, or attempt to obtain funds through arrangements that may require us to relinquish rights to certain of our technologies or drug candidates, which could materially harm our business.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to obtain regulatory approval, and the costs to commercialize our product candidates are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, linaclotide and our other product candidates for all of the indications for which we believe each product candidate is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

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

•                  the terms and timing of any additional collaborative, licensing or other arrangements that we may establish; and

•                  the acquisition of businesses, products and technologies.

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Commitments and Obligations in our Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, in connection with Microbia’s November 2009 restructuring, Microbia may incur approximately $0.8 million of additional restructuring costs if Microbia implements an additional reduction in force prior to the earlier of November 5, 2010 or the date that Microbia closes on a new round of financing.

Related Party Transactions

We have and currently obtain legal services from a law firm that is an investor of ours. We paid approximately $59,000 and $2,000 in legal fees to this investor during the three months ended March 31, 2010 and 2009, respectively.

In September 2006, Tate & Lyle Investments, Ltd. (“T&L”) became a related party when we sold to them 1,823,529 shares of common stock of Microbia at the aggregate purchase price of approximately $2,000, and sold 7,000,000 shares of convertible preferred stock of Microbia at the aggregate purchase price of $7.0 million. T&L accounted for approximately 2% and 15% of our revenue for the three months ended March 31, 2010 and 2009, respectively. In March 2010, T&L and Microbia began discussions to terminate their collaboration agreement. The terms and conditions are currently being negotiated, however, if the termination is finalized, future material revenue will not be expected from T&L.

In September 2009, Forest became a related party when we sold to them 2,083,333 shares of our convertible preferred stock at a price of $12.00 per share for cash proceeds of $25.0 million. Forest accounted for approximately 60% and 85% of our revenue for the three months ended March 31, 2010 and 2009, respectively.

In November 2009, Almirall became a related party when we sold to them 681,819 shares of our convertible preferred stock at a price of $22.00 per share for cash proceeds of $15.0 million. Almirall accounted for approximately 32% and 0% of our revenue for the three months ended March 31, 2010 and 2009, respectively.

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

Recently Issued Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retrospective application. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resulting effect on various securities markets. We do not currently have any auction rate securities. We do not believe our cash, cash equivalents and available-for-sale investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and available-for-sale securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

Our long-term debt and capital lease obligations bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates.

Foreign Currency Risk

We have no operations outside the U.S. and do not have any foreign currency or other derivative financial instruments.

Effects of Inflation

We do not believe that inflation and changing prices have had a material effect on our business over the three months ended March 31, 2010 and 2009.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On November 7, 2008, we filed a complaint in the United States District Court for the District of Columbia (Ironwood Pharmaceuticals, Inc. v. Hon. Jon W. Dudas) against the U.S. Patent and Trademark Office seeking judgment that the patent term adjustment of U.S. Patent 7,371,727 be lengthened from 411 days to 702 days. As a result of the final disposition of Wyeth and Elan Pharma International Ltd. v. Hon. David Kappos in favor of Wyeth on a similar legal issue, the United States District Court for the District of Columbia sent our case to the U.S. Patent and Trademark Office with instructions to adjust the patent term for U.S. Patent 7,371,727.  On March 25, 2010, the U.S. Patent and Trademark Office officially lengthened the patent term adjustment to 702 days, effectively lengthening the term of this patent by 59 days.  Therefore, U.S. Patent 7,371,727 will now expire on May 22, 2025.  We are currently awaiting a certificate of correction indicating the new patent term adjustment.

Item 1A.  Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, any of the factors described below could significantly and negatively affect our business, financial condition, results of operations or prospects. The trading price of our Class A common stock may decline due to these risks or other risks of which we are not aware or which we do not currently consider significant.

Risks Related to Our Business and Industry

We are largely dependent on the success of linaclotide, which may never receive regulatory approval or be successfully commercialized.

We currently have one product candidate, linaclotide, in Phase 3 clinical development. Our other drug candidates are in earlier stages of development. Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenue from sales, and we may never be able to develop marketable drugs. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pharmaceutical products is subject to extensive regulation by the FDA, and foreign regulatory authorities, and regulations differ from jurisdiction to jurisdiction. We are not permitted to market any of our product candidates in the U.S. until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign jurisdictions until we receive the requisite approvals from such jurisdictions. We have neither submitted an NDA nor received marketing approval for linaclotide in any jurisdiction. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Potential risks include:

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

Linaclotide is a first-in-class compound that is currently in Phase 3 clinical development for the treatment of IBS-C and CC and will require the successful completion of at least two Phase 3 clinical trials for each indication before submission of an NDA to the FDA for potential approval in such indication. In November 2009 and again in May 2010, we announced that we achieved favorable results in our CC trials. Even though linaclotide met the endpoints of the CC trial, it may not be approved for the CC indication or for any other indication for which we seek approval from the FDA. The FDA may disagree with our trial design or our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA might also approve linaclotide for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of linaclotide. Any failure to obtain regulatory approval of linaclotide would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

In November 2009 and again in May 2010, we announced that the primary endpoint was achieved in each of our two Phase 3 clinical trials assessing the safety and efficacy of linaclotide in patients with CC. The primary efficacy endpoint in each of these two clinical trials is only one of the three primary efficacy endpoints in each of our two Phase 3 clinical trials assessing the safety and efficacy of linaclotide in patients with IBS-C. Positive results in the CC trial or from earlier clinical trials are not necessarily indicative of future success in the IBS-C trials, even with respect to similar endpoints. Therefore, unless we meet all three primary efficacy endpoints in our two IBS-C clinical trials, we may be unable to demonstrate sufficient safety and efficacy of linaclotide in patients with IBS-C. Finally, our partners Almirall and Astellas intend to seek approval from regulatory authorities in each of their respective territories solely for the IBS-C indication. The European Medicines Agency, or the EMA, has indicated that Almirall can use the U.S. IBS-C clinical trial data as a basis for a Market Authorisation Application, the EMA’s counterpart to an NDA. Accordingly, if we are unable to establish safety and efficacy of linaclotide in our U.S. IBS-C trials, our partners may be unable to utilize our data in the U.S. in their regulatory filings, and may be hindered from obtaining approval for linaclotide in their respective territories.

Linaclotide may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval or limit its commercial potential.

Undesirable side effects caused by linaclotide could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. We recently completed our evaluation of the data from our CC studies and are currently conducting two Phase 3 IBS-C trials as well as a long-term safety study in patients dosed with linaclotide over a 78-week period. Serious adverse events deemed to be caused by linaclotide could have a material adverse effect upon the linaclotide program and our business as a whole. The most common adverse event to date in the clinical studies evaluating the safety and efficacy of linaclotide has been diarrhea. For the most part, the diarrhea has been considered mild or moderate by the patients, but in a small percentage of patients, it has been severe enough for patients to discontinue participation in a study. There have been no serious adverse events in patients treated with linaclotide that were deemed by a study investigator to be “definitively related” or “probably related” to linaclotide treatment. There have been a small number of serious adverse events in patients treated with linaclotide that were deemed by a study investigator to be “possibly related” to linaclotide treatment, involving single cases of abdominal pain, aplastic anemia, atrial fibrillation, bronchitis, ileus and thombrosed hemorrhoids, and two cases of gall stones. At the end of the linaclotide development program, the incidence of these events in linaclotide recipients will be compared to the population at-large to assess whether linaclotide increases the risks of such events. Finally, there have been no deaths in our trials that were considered by a study investigator to be related to linaclotide treatment.

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

Additionally, changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes. The FDA recently issued draft guidance on the design of clinical trials for IBS-C.  Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may adversely impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion or if we terminate any of our clinical trials, the commercial prospects for our product candidates may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Because we work with Forest Laboratories, Inc. to develop, promote and manufacture linaclotide in North America, we are dependent upon a third party in our efforts to obtain regulatory approval for, and to commercialize, linaclotide within our expected timeframes.

We co-develop and plan to co-promote linaclotide in the U.S. with Forest. Forest plays a significant role in the conduct of the clinical trials for linaclotide and the subsequent collection and analysis of data. In addition, Forest is responsible for completing the manufacturing process of linaclotide upon production of the active pharmaceutical ingredient, or API, which consists of finishing and packaging linaclotide into capsules. Employees of Forest are not our employees, and we have limited ability to control the amount or timing of resources that they devote to linaclotide. If Forest fails to devote sufficient time and resources to linaclotide, or if its performance is substandard, it will delay the potential approval of our regulatory applications as well as the commercialization and manufacturing of linaclotide. A material breach by Forest of our collaboration agreement could also delay regulatory approval and commercialization of linaclotide. In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. These functions may not be carried out effectively and efficiently if these parties fail to communicate and coordinate with one another. Moreover, although we have non-compete restrictions in place with Forest, Forest may have relationships with other commercial entities, some of which may compete with us. If Forest assists our competitors, it could harm our competitive position.

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Linaclotide and our other product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or GMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In April 2009, we entered into an out-license agreement with Almirall for European rights to develop and commercialize linaclotide. In November 2009, we entered into an out-license agreement with Astellas for rights to develop and commercialize linaclotide in certain Asian countries. In the future, we may seek to commercialize linaclotide in foreign countries outside of Europe and those Asian countries with other parties or by ourselves. In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that linaclotide may not be approved for all indications requested, which could limit the uses of our linaclotide and have an adverse effect on its commercial potential or require costly post-marketing studies.

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

We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates. Peptide manufacturing is a highly specialized manufacturing business. While we believe we will have long term arrangements with a sufficient number of API manufacturers, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship with an alternative manufacturer.

Upon production of our API, each of our collaboration partners, Forest, Almirall and Astellas, is responsible for completing the manufacturing process of linaclotide which consists of finishing and packaging linaclotide into capsules, and we will be dependent upon those parties’ success in producing drug product for commercial sale. No party has experience producing the API or finished drug product for linaclotide at commercial scale, and such efforts may fail. Traditionally, peptide manufacturing is costly and time consuming, resulting in low yields and poor stability. We cannot give any assurances that we will overcome these issues when scaling up manufacturing for linaclotide.

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

Each of the linaclotide manufacturers would need to comply with GMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of linaclotide may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements. We have little control over our manufacturers’ or collaboration partners’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of linaclotide is compromised due to a manufacturers’ or collaboration partners’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize linaclotide, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of linaclotide or our other product candidates, entail higher costs or result in our being unable to effectively commercialize linaclotide or our other product candidates. Furthermore, if our manufacturers or collaboration partners fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

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

We are subject to uncertainty relating to reimbursement policies which, if not favorable for linaclotide, could hinder or prevent linaclotide’s commercial success.

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

In some foreign countries, particularly Canada and the countries of Europe, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including linaclotide, to other available therapies. Further, several European countries have recently implemented government measures to either freeze or reduce pricing of pharmaceutical products, and it is expected that other countries will do so, as well. If reimbursement for our products is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

•                  costs of related litigation;

•                  distraction of management’s attention from our primary business;

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

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

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the recent passing of the Patient Protection and Affordable Healthcare Act and the Health Care and Education Reconciliation Act. This healthcare reform law will increase the number of individuals who receive health insurance coverage and will close a gap in drug coverage under Medicare Part D as established under the Medicare Prescription Drug Improvement Act of 2003; each of these reforms could potentially increase our future revenue from linaclotide or any other product candidates that are approved for sale.  The newly-enacted law, however, also implements cost containment measures that could adversely affect our future revenue.  These measures include increased drug rebates under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care.  The legislation also extends 340B discounted pricing on outpatient drugs to children’s hospitals, critical access hospitals, and rural health centers; this expansion reduces the amount of reimbursement received for drugs purchased by these new 340B-covered entities.

Additional provisions of the health care reform law, which become effective in 2011, may negatively affect our future revenue and prospects for profitability.  Along with other pharmaceutical manufacturers and importers of brand name prescription drugs, we would be assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid.  As part of the health care reform law’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on brand name prescription drugs sold to beneficiaries who fall within the donut hole.

In the aftermath of the healthcare reform law, private health insurers and managed care plans are likely to continue challenging the prices charged for medical products and services.  These cost-control initiatives could decrease the price we might establish for linaclotide, which would result in lower product revenue or royalties payable to us.

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

In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of approved products.

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

We are highly dependent on the development, regulatory, commercial and financial expertise of our management, particularly Peter M. Hecht, Ph.D., our Chief Executive Officer; Mark G. Currie, Ph.D., our Senior Vice President of Research and Development and our Chief Scientific Officer; Michael J. Higgins, our Senior Vice President, Chief Operating Officer and Chief Financial Officer; and Thomas A. McCourt, our Senior Vice President, Marketing and Sales and Chief Commercial Officer. Although no member of our management team has informed us to date that he or she intends to resign or retire, if we lose any members of our management team in the future, we may not be able to find suitable replacements, and our business may be harmed as a result. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts.

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

As a manufacturer of pharmaceuticals, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations include:

•                  federal healthcare program anti-kickback laws, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•                  infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•                  substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

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

We have a limited operating history. In recent years, we have focused primarily on developing linaclotide, with the goal of supporting regulatory approval for this product candidate. We have financed our operations primarily through private placements of capital stock prior to our IPO, our IPO, and our collaboration and license arrangements, and we have incurred losses in each year since our inception in 1998. We incurred net losses attributable to Ironwood Pharmaceuticals, Inc. of approximately $15.9 million and $18.0 million in the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we had an accumulated deficit of approximately $330.5 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in connection with our efforts to commercialize linaclotide and our research and development of our other product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

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

Developing product candidates, conducting clinical trials, establishing manufacturing relationships and marketing drugs are expensive and uncertain. We believe that our cash on hand as of the date of this Quarterly Report on Form 10-Q and additional cash milestone payments we may receive from our collaborators will enable us to launch and commercialize linaclotide in the U.S. with our partner, Forest, and to fund our currently contemplated research and development efforts for at least the next five years based on our existing business plan. However, unforeseen circumstances may arise, or our strategic imperatives could change, requiring us to seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

•                  the achievement and timing of milestone payments under our existing collaboration and license agreements; and

•                  if linaclotide receives regulatory approval, the level of underlying demand for that product and wholesalers’ buying patterns.

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

If we need to raise additional funds by issuing equity securities as a result of unforeseen circumstances or new strategic imperatives, our existing stockholders’ ownership will be diluted. If we seek to raise capital through debt financing, such transactions typically require covenants that restrict operating activities. Any borrowings under debt financing will need to be repaid, which creates additional financial risk, particularly if our business or prevailing financial market conditions are not conducive to paying-off or refinancing our outstanding debt obligations at maturity.

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

We face increased legal, accounting, administrative and other costs and expenses as a public company. Compliance with the Sarbanes-Oxley Act of 2002, the federal securities laws, as well as other rules of the SEC and NASDAQ, will result in significant initial cost to us as well as ongoing increases in our legal, audit and financial compliance costs. As a newly public company, we will soon become subject to Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. Although we have not identified any material weaknesses in our internal controls over financial reporting to date, we cannot assure that our internal controls over financial reporting will prove to be effective.

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

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability.

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

Each share of Class A common stock and each share of Class B common stock has one vote per share on all matters except for the following matters (for which each share of our Class B common stock has ten votes per share and each share of our Class A common stock has one vote per share):

•                  adoption of a merger or consolidation agreement involving Ironwood;

•                  a sale of all or substantially all of Ironwood’s assets;

•                  a dissolution or liquidation of Ironwood; and,

•                  every matter, if and when any individual, entity or “group” (as such term is used in Regulation 13D of the Exchange Act has, or has publicly disclosed (through a press release or a filing with the SEC) an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined.

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of May 1, 2010, the holders of our Class A common stock own 19.6 % and the holders of our Class B common stock own 80.4% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 2.4% and holders of our Class B common stock have 97.6% of the total votes in each of the matters identified in the list above. This concentrated control with our Class B common stock holders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

•                  Our board of directors is divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time. This staggered board structure prevents stockholders from replacing the entire board at a single stockholders’ meeting.

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

•                  Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. Furthermore, stockholders may only remove a member of our board of directors for cause. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect such acquiror’s own slate of directors or otherwise attempting to obtain control of our company.

•                  Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions outside of a stockholders’ meeting.

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

If holders of shares of our Class B common stock convert their shares of Class B common stock into shares of Class A common stock and either seek to sell such shares pursuant to an exemption from registration under the Securities Act of 1933, as amended, or exercise their registration rights, a significant number of shares of our Class A common stock could be sold into the market after the termination of certain IPO-related lock-up restrictions on or about August 1, 2010, which could reduce the trading price of our Class A common stock and impede our ability to raise future capital.

If our pre-IPO stockholders sell substantial amounts of Class A common stock into the market, the market price of our Class A common stock could decrease significantly.  In addition, the perception in the market that such stockholders might sell shares could also depress the market price of our Class A common stock.  Our officers and directors, and certain of our employees and other pre-IPO stockholders, who together hold an aggregate of approximately 76,230,943 shares our Class B common stock, are subject to lock-up agreements with the representatives of the underwriters in our IPO and are subject to the Rule 144 holding period requirements. In addition, holders of all but approximately 76,188 shares of our Class B common stock are subject to lock-up arrangements with us that contain similar transfer restrictions and terminate on the same date as the lock-up agreements with the representatives of the underwriters in our IPO.  After the lock-up restrictions have terminated on or about August 1, 2010 and the holding periods have elapsed, these shares will be eligible for sale into the market, at which time the market price of shares of our Class A common stock may drop significantly.

As of May 1, 2010, holders of approximately 70,170,477 shares of Class B common stock have rights under our eighth amended and restated investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These rights terminate on February 2, 2015, or for any particular holder with registration rights who at such time holds less than 1% of our outstanding Class B common stock, at such time following our IPO when all securities held by that stockholder subject to registration rights may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, within a single 90 day period. We also have registered all shares of Class A common stock that we may issue under our equity compensation plans. Now that we have registered these shares, they can be freely sold in the public market upon issuance, subject to certain lock-up restrictions that terminate on or about August 1, 2010.

To the extent outstanding stock options are exercised, there will be further dilution to investors in our Class A common stock.

As of March 31, 2010, we had options to purchase 1,541,000 shares of Class A common stock and 13,162,079 shares of Class B common stock outstanding, with exercise prices ranging from $0.10 to $11.25 per share and a weighted average exercise price of $3.43 per share. Upon the vesting of each of these options, the holder may exercise his or her options, which would result in further dilution to investors in our Class A common stock.

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

•                  termination of lock-up restrictions on our outstanding shares of common stock or sales of additional shares of our common stock;

•                  additions or departures of key personnel;

•                  any third-party coverage and reimbursement policies for linaclotide;

•                  developments concerning current or future strategic collaborations; and

•                  discussion of us or our stock price in the financial or scientific press or in online investor communities.

The realization of any of the risks described in these “Risk Factors” could have a dramatic and material adverse impact on the market price of our Class A common stock. In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility. Any such litigation brought against us could result in substantial costs and a diversion of management attention, which could hurt our business, operating results and financial condition.

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

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

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

•                                          the potential changes in the trading price of our Class A common stock;

•                                          our ability to attract and motivate key personnel; and

•                                          other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2010.

Use of Proceeds

In February 2010, we completed our IPO of our Class A common stock pursuant to a Registration Statement on Form S-1, as amended (File No. 333-163275) that was declared effective on February 2, 2010. Under the registration statement, we registered the offering and sale of an aggregate of 19,166,667 shares of our Class A common stock. All of the 19,166,667 shares of Class A common stock registered under the registration statement, which included 2,500,000 shares of our Class A common stock sold pursuant to an over-allotment option granted to the underwriters, were sold at a price to the public of $11.25 per share. J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and Credit Suisse Securities (USA) LLC acted as joint book running managers of the offering and as representatives of the underwriters. The offering commenced on February 3, 2010 and closed on February 8, 2010. The sale of shares pursuant to the over-allotment option occurred on February 12, 2010. As a result of our IPO, we raised a total of $215.6 million in gross proceeds, and approximately $203.2 million in net proceeds after deducting underwriting discounts and commissions of $10.5 million and estimated offering expenses of $1.9 million.  We did not pay, directly or indirectly, any offering expenses to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 4, 2010.  As of March 31, 2010, approximately $185.1 million of the net proceeds remained available and were invested in highly liquid, short-term, interest-bearing funds, pending their use to fund our operations.  Since our IPO, we estimate that we have used the proceeds in the following way:

•                  approximately $6.0 million to fund the development and commercialization of linaclotide;

•                  approximately $0.8  million to fund the research and development of IW-6118; and

•                  approximately $11.3 million for general corporate purposes.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: May 14, 2010	By:	/s/ PETER M. HECHT
Peter M. Hecht
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ MICHAEL J. HIGGINS
Michael J. Higgins
Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No:	Description
3.1

Eleventh Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of Ironwood Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010.

3.2

Fifth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of Ironwood Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*                                         Filed herewith.

‡                                          Furnished herewith.