Form 10-Q
period 2010-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2010-08-10
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-34620

IRONWOOD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3404176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

301 Binney Street
Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

(617) 621-7722

(Registrant’s telephone number, including area code)

320 Bent Street

Cambridge, Massachusetts, 02141

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of July 30, 2010, there were 19,180,562 shares of Class A common stock outstanding and 78,850,764 shares of Class B common stock outstanding.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$35,384	$123,145
Available-for-sale securities	236,221	—
Accounts receivable	196	12
Related party accounts receivable, net	6,156	5,222
Prepaid expenses and other assets	4,202	3,069
Total current assets	282,159	131,448
Restricted cash	10,510	8,431
Property and equipment, net	29,117	22,551
Other assets	298	21
Total assets	$322,084	$162,451
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,202	$4,944
Accrued research and development costs	8,573	12,401
Accrued expenses	5,523	4,899
Current portion of long-term debt	1,017	1,310
Current portion of capital lease obligations	246	143
Current portion of deferred rent	1,150	180
Current portion of deferred revenue	35,490	32,560
Total current liabilities	57,201	56,437
Long-term debt, net of current portion	1,288	1,764
Capital lease obligations, net of current portion	427	112
Deferred rent, net of current portion	16,330	10,486
Deferred revenue, net of current portion	73,288	93,642
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value, no shares authorized at June 30, 2010 and 74,942,226 shares authorized at December 31, 2009, no shares issued and outstanding at June 30, 2010 and 69,904,843 shares issued and outstanding at December 31, 2009 (Note 3 and Note 9)	—	298,350
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and no shares authorized, issued or outstanding at December 31, 2009	—	—
Class A common stock, $0.001 par value, 500,000,000 and 98,530,700 shares authorized at June 30, 2010 and December 31, 2009, respectively, and 19,180,562 shares issued and outstanding at June 30, 2010 and no shares issued and outstanding at December 31, 2009	19	—
Class B common stock, $0.001 par value, 100,000,000 and 98,530,700 shares authorized at June 30, 2010 and December 31, 2009, respectively, 78,850,764 and 7,854,602 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	79	8
Additional paid-in capital	518,217	12,999
Accumulated deficit	(347,619)	(314,559)
Accumulated other comprehensive income	44	—
Total Ironwood Pharmaceuticals, Inc. stockholders’ equity (deficit)	170,740	(301,552)
Noncontrolling interest	2,810	3,212
Total stockholders’ equity (deficit)	173,550	(298,340)
Total liabilities and stockholders’ equity (deficit)	$322,084	$162,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Collaborative arrangements	$9,188	$6,210	$18,026	$10,660
Services	1,771	400	1,985	1,181
Total revenue	10,959	6,610	20,011	11,841
Operating expenses:
Research and development	20,953	19,397	39,590	38,004
General and administrative	7,325	5,790	13,968	10,984
Total operating expenses	28,278	25,187	53,558	48,988
Loss from operations	(17,319)	(18,577)	(33,547)	(37,147)
Other income (expense):
Interest expense	(79)	(122)	(172)	(256)
Interest and investment income	189	82	257	186
Remeasurement of forward purchase contracts	—	(300)	—	(100)
Other income (expense), net	110	(340)	85	(170)
Net loss	(17,209)	(18,917)	(33,462)	(37,317)
Net loss attributable to noncontrolling interest	73	532	402	964
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(17,136)	$(18,385)	$(33,060)	$(36,353)
Net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	$(0.18)	$(2.61)	$(0.41)	$(5.18)
Weighted average number of common shares used in net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	97,642,330	7,035,871	80,893,200	7,021,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(33,462)	$(37,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,805	2,574
Loss on disposal of property and equipment	227	69
Remeasurement of forward purchase contracts	—	100
Share-based compensation expense	3,298	1,927
Accretion of discount/premium on investment securities	487	148
Changes in assets and liabilities:
Accounts receivable	(1,118)	2,717
Restricted cash	(2,079)	(446)
Prepaid expenses and other current assets	(1,133)	(1,851)
Other assets	(277)	25
Accounts payable and accrued expenses	401	(1,873)
Accrued research and development costs	(3,828)	(2,663)
Deferred revenue	(17,424)	27,505
Deferred rent	6,814	1,240
Net cash used in operating activities	(45,289)	(7,845)
Cash flows from investing activities:
Purchases of available-for-sale securities	(274,131)	(8,981)
Sales and maturities of available-for-sale securities	37,467	23,300
Purchases of property and equipment	(8,604)	(2,279)
Proceeds from the sale of property and equipment	1	10
Net cash (used in) provided by investing activities	(245,267)	12,050
Cash flows from financing activities:
Proceeds from initial public offering	203,167	—
Proceeds from exercise of stock options and issuance of restricted stock	466	11
Proceeds from borrowings	—	2,597
Payments on borrowings	(838)	(694)
Net cash provided by financing activities	202,795	1,914
Net (decrease) increase in cash and cash equivalents	(87,761)	6,119
Cash and cash equivalents, beginning of period	123,145	67,722
Cash and cash equivalents, end of period	$35,384	$73,841
Supplemental cash flow disclosures:
Cash paid for interest	$180	$233
Fair value of forward purchase contract	$—	$6,000
Purchases under capital leases	$487	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (the “Company”) is an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize innovative medicines targeting important therapeutic needs. The Company is focused on a portfolio of internally discovered drug candidates that currently includes one Phase 3 drug candidate (linaclotide), one Phase 1/Phase 2 pain drug candidate, and multiple preclinical candidates.

The Company holds a majority ownership interest in Microbia, Inc. (formerly known as Microbia Precision Engineering), a subsidiary formed in September 2006. Microbia, Inc. (“Microbia”) engages in a specialty biochemicals business based on a proprietary strain-development platform.

The Company was incorporated in Delaware on January 5, 1998. On April 7, 2008, the Company changed its name from Microbia, Inc. to Ironwood Pharmaceuticals, Inc. The Company operates in two reportable business segments: human therapeutics and biomanufacturing (Note 12).

The Company has generated an accumulated deficit as of June 30, 2010 of approximately $347.6 million since inception.  In February 2010, the Company completed its initial public offering of Class A common stock and raised a total of approximately $203.2 million in net proceeds (Note 3). At June 30, 2010, the Company believes that based on its current business plan, its unrestricted cash, cash equivalents and available-for-sale securities totaling approximately $271.6 million are sufficient to fund operations through the anticipated commercialization of linaclotide in the U.S.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010.  The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of June 30, 2010 and results of its operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. The interim results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and U.S. Treasury securities. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $28.0 million and $120.6 million at June 30, 2010 and December 31, 2009, respectively.

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

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other-than-temporary impairments for the three and six months ended June 30, 2010.

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

Accounts receivable primarily consist of amounts due under the collaboration agreement with Forest Laboratories, Inc. (“Forest”) and license agreements with Almirall, S.A. (“Almirall”) and Astellas Pharma Inc. (“Astellas”) (Note 5) and from Tate &

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Lyle Investments, Ltd. (“T&L”) (Note 13) for which the Company does not obtain collateral. Effective September 1, 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company’s Series G convertible preferred stock and effective November 2, 2009, Almirall became a related party when the Company sold to them 681,819 shares of its Series I convertible preferred stock.

Forest accounted for approximately 50% and 54% of the Company’s revenue for the three and six months ended June 30, 2010, respectively, and approximately 67% and 75% for the three and six months ended June 30, 2009, respectively. Almirall accounted for approximately 25% and 29% of the Company’s revenue for the three and six months ended June 30, 2010, respectively, and approximately 27% and 15% for the three and six months ended June 30, 2009, respectively. T&L accounted for approximately 16% and 10% of the Company’s revenue for the three and six months ended June 30, 2010, respectively and approximately 6% and 10% for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2010 and 2009, no additional customers accounted for more than 10% of the Company’s revenue.

At June 30, 2010 and December 31, 2009, accounts receivable from Forest, net of any payables due Forest, accounted for approximately 67% and 94%, respectively, of the Company’s total accounts receivable. At June 30, 2010 and December 31, 2009, Almirall accounted for approximately 2% and 6%, respectively, of the Company’s total accounts receivable.  At June 30, 2010 and December 31, 2009, accounts receivable from T&L, accounted for approximately 28% and 0%, respectively, of the Company’s total accounts receivable.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Research and development expenses comprise costs incurred in performing research and development activities, including salaries and benefits, share-based compensation expense, laboratory supplies and other direct expenses, facilities expenses, overhead expenses, contractual services, including clinical trial and related clinical manufacturing expenses, and other outside expenses. Also included in research and development expenses are the costs of revenue related to the Microbia services contracts.

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

Share-Based Compensation

Share-based compensation is recognized as an expense in the financial statements based on the grant date fair value. Compensation expense recognized relates to stock awards, restricted stock and stock options granted, modified, repurchased or cancelled on or after January 1, 2006. Stock options granted to employees prior to that time continue to be accounted for using the intrinsic value method. Under the intrinsic value method, compensation associated with share-based awards to employees was

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

determined as the difference, if any, between the fair value of the underlying common stock on the date compensation was measured, generally the grant date, and the price an employee must pay to exercise the award. For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods. The grant date fair value of options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term and the fair value of the underlying common stock, among others.

The Company records the expense for stock option grants subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.

The Company records the expense of services rendered by non-employees based on the estimated fair value of the stock option using the Black-Scholes option-pricing model. The fair value of unvested non-employee awards are remeasured at each reporting period and expensed over the vesting term of the underlying stock options.

Noncontrolling Interest

Effective January 1, 2009, the Company adopted a newly issued accounting standard for noncontrolling interests. In accordance with the accounting standard, the Company changed the accounting and reporting for its noncontrolling interest in its condensed consolidated financial statements.

Noncontrolling interest represents the noncontrolling stockholder’s proportionate share of equity and net income or net loss of the Company’s consolidated subsidiary, Microbia. The noncontrolling stockholder’s proportionate share of the equity in Microbia, of approximately $2.8 million and $3.2 million as of June 30, 2010 and December 31, 2009, respectively, is reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets as a component of stockholders’ equity (deficit).

The proportionate share of the net loss attributable to noncontrolling interest is reflected in the accompanying condensed consolidated statements of operations. The following table is a roll-forward of the noncontrolling interest (in thousands):

Balance at December 31, 2009	$3,212
Net loss attributable to noncontrolling interest	(402)
Balance at June 30, 2010	$2,810

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

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at June 30, 2010 and December 31, 2009. Management reevaluates the positive and negative evidence on a quarterly basis.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company accounts for uncertain tax positions recognized in the condensed consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  There were no income tax provisions or benefits for the three and six months ended June 30, 2010 and 2009 given the Company’s continued net operating loss position.

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

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no indicators of impairment at June 30, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(17,136)	$(18,385)	$(33,060)	$(36,353)
Unrealized gain (loss) on investments	143	(15)	44	(21)
Comprehensive loss attributable to Ironwood Pharmaceuticals, Inc.	$(16,993)	$(18,400)	$(33,016)	$(36,374)

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company has two reportable business segments: human therapeutics and biomanufacturing (Note 12). Revenue from the Company’s human therapeutics segment is presented in the condensed consolidated statements of operations as collaborative arrangements revenue. Revenue from the Company’s biomanufacturing segment is presented as services revenue.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update “ASU” No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-017”). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(17,136)	$(18,385)	$(33,060)	$(36,353)
Denominator:
Weighted average number of common shares used in net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	97,642,330	7,035,871	80,893,200	7,021,733
Net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	$(0.18)	$(2.61)	$(0.41)	$(5.18)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2010 and 2009, as they would be anti-dilutive:

	At June 30,
	2010	2009
Convertible preferred stock	—	67,118,858
Options to purchase common stock	14,888,833	12,890,489
Shares subject to repurchase	338,556	44,146
	15,227,389	80,053,493

5. Collaboration and License Agreements

Forest Laboratories, Inc.

In September 2007, the Company entered into a collaboration agreement with Forest to jointly develop and commercialize linaclotide, a drug candidate for the treatment of irritable bowel syndrome with constipation (“IBS-C”), chronic constipation (“CC”) and other lower gastrointestinal conditions, in North America. Under the terms of this collaboration agreement, the Company shares equally with Forest all development costs, as well as potential future profits and losses from the development and sale of linaclotide in the United States. The Company will receive royalties from Forest for sales in Canada and Mexico. The Company retained the rights to commercialize linaclotide outside of North America. Forest made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because of the Company’s continuing involvement in the development program, the Company is recognizing the up-front license fee as revenue on a straight-line basis over five years, which is the Company’s estimate of the period over which linaclotide will be jointly developed under the collaboration. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment based on the achievement of specific clinical and commercial milestones. These payments, including the up-front license fee, could total up to $330.0 million, of which $125.0 million has already been received, if certain development and sales milestones are achieved for linaclotide. In September 2008, the Company achieved a clinical milestone which triggered a $10.0 million milestone payment from Forest. At June 30, 2010, approximately $30.9 million and $4.4 million of the up-front license fee and milestone payment, respectively, remain deferred and are being recognized on a straight-line basis over the remaining estimated development period.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company valued the contingent equity investment at September 12, 2007 at $9.0 million, which represented the value of the premium that Forest would pay for shares of the Company’s stock should the milestone be achieved. The $9.0 million was recorded as an asset and incremental deferred revenue at the inception of the arrangement. The $9.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which was estimated to be five years from the inception of the arrangement. At June 30, 2010, approximately $4.0 million of the incremental deferred revenue remains deferred and is being recognized on a straight-line basis over the remaining estimated development period.

At June 30, 2009, the Company remeasured the fair value of the contingent equity investment using current assumptions resulting in a fair value of $8.4 million. For the three and six months ended June 30, 2009, the Company recorded a decrease of approximately $0.5 million and $0.3 million, respectively, in the fair value of the forward purchase contract related to this remeasurement.

On July 22, 2009, the Company achieved the clinical milestone under the Forest collaboration agreement, triggering the equity investment. As a result, the Company remeasured the fair value of the contingent equity investment as of July 22, 2009 using assumptions as of that date. The resulting final fair value of the contingent equity investment was $8.8 million. The increase in the fair value of the contingent equity investment was recorded to other income (expense) at that time and the Company reclassified the forward purchase contract as a reduction to convertible preferred stock. The Company issued the 2,083,333 shares to Forest on September 1, 2009. Additionally, the achievement of the clinical milestone triggered a $20.0 million milestone payment from Forest that was received on August 20, 2009, of which approximately $8.8 million remains deferred at June 30, 2010 and is being recognized on a straight-line basis over the remaining estimated development period.

The Company recognized in revenue from the Forest collaboration agreement approximately $5.5 million and $10.9 million during the three and six months ended June 30, 2010, respectively, and approximately $4.5 million and $8.9 million during the three and six months ended June 30, 2009, respectively.

Further, because the Company shares development costs equally with Forest, payments from Forest with respect to research and development costs incurred by the Company are recorded as a reduction to expense, and not as revenue.  As a result of the cost-sharing arrangements under the collaboration, the Company offset approximately $4.3 million and $8.1 million during the three and six months ended June 30, 2010 and approximately $1.8 million and $4.8 million during the three and six months ended June 30, 2009, respectively against research and development expense.

Almirall, S.A.

In April 2009, the Company entered into a license agreement with Almirall for European rights to develop and commercialize linaclotide for the treatment of IBS-C, CC and other lower gastrointestinal conditions. Under the terms of the license agreement, Almirall is responsible for the expenses associated with the development and commercialization of linaclotide in the European territory. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The Company will receive escalating royalties from the sales of linaclotide in the European territory. In May 2009, the Company received a $38.0 million payment from Almirall representing a $40.0 million non-refundable up-front payment net of foreign withholding taxes. The Company elected to record the non-refundable up-front payment on a net basis. Because of the Company’s continuing involvement in the development program, the Company is recognizing the up-front license fee as revenue on a straight-line basis over fifty months, which is the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the European territory. At June 30, 2010, approximately $27.4 million of the up-front license fee remains deferred.  The license agreement also includes contingent milestone payments, as well as a contingent equity investment based on the achievement of specific clinical and sales milestones. These payments could total up to $55.0 million, including the contingent equity investment discussed below, of which $15.0 million has already been received, if certain development and sales milestones are achieved for linaclotide.

The license agreement included a contingent equity investment, in the form of a forward purchase contract, which required Almirall to purchase 681,819 shares of the Company’s convertible preferred stock, when a specific clinical milestone was met, at a price of $22.00 per share. The Company evaluated this financial instrument and determined that because the Company may be required to settle the instrument by transferring assets to Almirall, it should be considered an asset or liability. The contingent equity investment was valued at inception at its fair value. The Company valued the contingent equity investment at April 30, 2009 at $6.0 million, which represented the value of the premium that Almirall would pay for shares of the Company’s stock should the milestone

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

be achieved. The $6.0 million was recorded as an asset and incremental deferred revenue at the inception of the arrangement. The $6.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which is estimated to be fifty months. At June 30, 2010, approximately $4.3 million of the incremental deferred revenue remains deferred.

At June 30, 2009, the Company remeasured the fair value of the contingent equity investment using current assumptions resulting in a fair value of $6.2 million. For both the three and six months ended June 30, 2009, the Company recorded an increase of approximately $0.2 million in the fair value of the forward purchase contract related to this remeasurement.

On November 2, 2009, the Company achieved the clinical milestone under the Almirall license agreement, triggering the equity investment. As a result, the Company remeasured the fair value of the contingent equity investment as of November 2, 2009 using assumptions as of that date. The resulting final fair value of the contingent equity investment was $6.5 million. The increase in the fair value of the contingent equity investment was recorded to other income (expense) at that time, and the Company reclassified the forward purchase contract as a reduction to convertible preferred stock. On November 13, 2009, the Company received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock.

The Company recognized approximately $2.8 million and $5.7 million in revenue from the Almirall license agreement during the three and six months ended June 30, 2010, respectively, including approximately $0.1 million and $0.4 million from the sale of clinical materials to Almirall. During both the three and six months ended June 30, 2009 the Company recognized approximately $1.8 million in revenue from the Almirall license agreement.

Astellas Pharma Inc.

On November 9, 2009, the Company entered into a license agreement with Astellas. Astellas has the right to develop and commercialize linaclotide for the treatment of IBS-C and other gastrointestinal conditions in Japan, South Korea, Taiwan, Thailand, Philippines, and Indonesia. Under the terms of the agreement, Astellas paid the Company an up-front licensing fee of $30.0 million on November 16, 2009. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The agreement includes additional development milestone payments that could total up to $45.0 million. In addition, the Company will receive escalating royalties on linaclotide sales should Astellas receive approval to market and sell linaclotide in the Asian market. Astellas will be responsible for activities relating to regulatory approval and commercialization.  Because of the Company’s continuing involvement in the development program, the Company is recognizing the up-front license fee as revenue on a straight-line basis over 115 months, which is the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the Asian market. At June 30, 2010, approximately $29.0 million of the up-front license fee remains deferred.  During the three and six months ended June 30, 2010, the Company recognized approximately $1.0 million and $1.4 million, respectively, in revenue from the Astellas license agreement, including approximately $0.2 million and $0.4 million, respectively, from the sale of clinical materials to Astellas.

6. Fair Value of Financial Instruments

The table below presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (included in cash and cash equivalents)	$18,013	$18,013	$—	$—
U.S. Treasury securities (included in cash and cash equivalents)	9,999	9,999	—	—
U.S. government-sponsored entities	144,276	—	144,276	—
U.S. Treasury securities	91,945	91,945	—	—
Total	$264,233	$119,957	$144,276	$—

Cash, cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, accounts payable, accrued expenses, current portion of capital lease obligations and the current portion of long-term debt are carried at amounts that approximate fair value at June 30, 2010 and December 31, 2009 due to their short-term maturities.

Capital lease obligations and long-term debt approximate fair value at June 30, 2010 and December 31, 2009, as they bear interest at a rate approximating a market interest rate.

7. Available-for-Sale Investments

The following is a summary of available-for-sale securities at June 30, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010:
U.S. government-sponsored entities	$144,260	$33	$(17)	$144,276
U.S. Treasury securities	91,917	28	—	91,945
Total	$236,177	$61	$(17)	$236,221

The Company did not have any available-for-sale securities at December 31, 2009.

The contractual maturities of all securities held at June 30, 2010 are one year or less. There were seven investments in an unrealized loss position having an aggregate fair value of approximately $32.8 million at June 30, 2010.  The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

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

On February 9, 2010, the Company entered into a Second Lease Amendment for its 301 Binney Street facility. Under the amended lease, the Company, effective as of February 9, 2010, leased an additional 50,000-60,000 square feet of the 301 Binney Street facility, comprised of (a) an initial phase of at least 30,000 square feet (the “Initial Phase”), with rent for such space in the Initial Phase commencing no later than July 1, 2010, and (b) a second phase of up to an additional 30,000 square feet (for total additional space of no less than 50,000 square feet and no more than 60,000 square feet) (the “Second Phase”), with rent for such space in the Second Phase commencing no later than July 1, 2011.  The final square footage will be mutually agreed upon based on actual constructed space. The rent for the space in the Initial Phase will be $42.00 per rentable square foot per year, and the rent for the space in the Second Phase will be $42.50 per rentable square foot per year. The base rent for the additional space in each of the Initial Phase and the Second Phase will increase annually by $0.50 per rentable square foot. Under the terms of the Second Lease Amendment, the landlord will provide the Company with a finish work allowance of $55.00 per rentable square foot of additional space rented in the Initial Phase and the Second Phase. The Amendment does not change the January 31, 2016 expiration date of the original lease. As a result of this amendment, the Company increased their letter of credit by approximately $2.1 million and disposed of leasehold improvements resulting in a loss of approximately $0.2 million. In conjunction with the 301 Binney Street amendment, the Company elected not to renew its lease of approximately 39,000 square feet of space at its 320 Bent Street facility when the lease expires in December 2010.

On November 3, 2009, Microbia amended its facility lease to include an early termination option. In consideration for an up-front payment of approximately $0.3 million, the landlord gave Microbia an option to terminate the lease, which was exercised on January 18, 2010.  As a result, the lease will terminate on September 30, 2010. Under the terms of the amended lease, the landlord has agreed to defer the monthly base rent for the seven months beginning March 2010 and ending September 2010. Additionally, Microbia may be required to issue a warrant to the landlord, which is exercisable into shares of Microbia common stock. The number of shares issuable will be determined at the time of issuance in accordance with the terms of the warrant and the price per share will be the fair value of Microbia’s common stock at that time. The Company calculated the fair value of the warrant at June 30, 2010 and at December 31, 2009, which was de minimus. The Company will continue to remeasure the fair value of the warrant at each reporting period and will record the resulting changes in its fair value as other income or expense.

In connection with Microbia’s November 2009 restructuring, Microbia may incur approximately $0.8 million of additional costs if Microbia implements an additional reduction in force prior to the earlier of November 5, 2010 or the date that Microbia closes on a new round of financing.

9. Stockholders’ Equity (Deficit)

Common Stock

At June 30, 2010, the Company is authorized to issue 675,000,000 shares of stock, of which 600,000,000 shares have been authorized for the issuance of common stock, with a par value of $0.001 per share, which consist of Class A common stock and Class B common stock, and 75,000,000 shares have been authorized for the issuance of preferred stock, with a par value of $0.001 per share.

All shares of common stock that were outstanding immediately prior to the initial public offering were shares of Class B common stock and all shares of common stock sold in the initial public offering were shares of Class A common stock.  Prior to the closing of the Company’s initial public offering, the Company had outstanding nine series of convertible preferred stock with various rights and preferences.  In conjunction with the closing of the Company’s initial public offering, all of the Company’s 69,904,843 outstanding convertible preferred shares automatically converted on a one-for-one basis, except for Series C convertible preferred stock, which converted on a one-for-1.076 basis, into 70,391,620 shares of Class B common stock.  At June 30, 2010, the Company had no preferred shares outstanding.

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

A summary of the unvested shares of restricted stock as of June 30, 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	400,000	$5.67
Granted	—	$—
Vested	(45,000)	$5.69
Forfeited	(40,000)	$5.48
Unvested at June 30, 2010	315,000	$5.69

10. Stock Option Plans

The Company has several share-based compensation plans. Under the 1998 Amended and Restated Stock Option Plan (“1998 Plan”), options to purchase 3,405,000 shares of common stock were available for grant to employees, directors, and consultants of the Company. The options were granted under the 1998 Plan at fair market value on the grant date, generally vest over a period of four years, and expire ten years from the grant date. There are no shares available for future grant under this plan, as it expired in accordance with its terms in 2008. At June 30, 2010 and December 31, 2009, options for 498,883 and 550,633 shares, respectively, were outstanding under the 1998 Plan.

Under the Company’s 2002 Stock Incentive Plan (“2002 Plan”) and 2005 Plan, stock awards may be granted to employees, officers, directors, consultants, or advisors of the Company. The 2002 Plan and 2005 Plan provide for the granting of stock options, restricted stock, restricted stock units, and other share-based awards. At June 30, 2010, 4,700,000 shares of common stock are reserved for issuance under the 2002 Plan and 12,200,000 shares are reserved under the 2005 Plan. The 2002 Plan allows for the transfer of unused shares from the 1998 Plan.  At June 30, 2010, there were 61,831 shares available for future grant under the 2002 Plan and 284,157 shares available for future grant under the 2005 Plan.

On January 21, 2010, the Company’s stockholders approved the 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Plan”) (together with the 2002 Plan and 2005 Plan, the “Plans”) which became effective upon the closing of the Company’s initial public offering. Under the 2010 Plan, stock awards may be granted to employees, officers, directors, or consultants of the Company. There were 6,000,000 shares of common stock initially reserved for issuance under the 2010 Plan. The number of shares available for future grant under the 2010 Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of (i) 6,600,000; (ii) 4% of the number of outstanding shares of common stock on the first day of each fiscal year; and (iii) an amount determined by the Board of Directors. Awards that are returned to the Company’s 1998 Plan, 2002 Plan and 2005 Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2010 Plan.  At June 30, 2010, there were 6,040,781 shares available for future grant under the 2010 Plan.

On January 21, 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan (“Purchase Plan”) which became effective upon the closing of the Company’s initial public offering. The Purchase Plan allows eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value of a share of common stock on the first or last day of an offering period. Each offering period is six months. There were 400,000 shares of common stock initially reserved for issuance pursuant to the Purchase Plan. The number of shares available for future grant under the Purchase Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of (i) 1,000,000 shares, (ii) 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Board.  At June 30, 2010, there were 400,000 shares available for future grant under the Purchase Plan.  The initial offering period began on July 1, 2010 and runs through December 31, 2010.

Each plan, other than the Purchase Plan, provides for the granting of stock awards whereby the Company’s Class B common stock is issuable upon exercise of options granted before the closing of the Company’s initial public offering and Class A common stock is issuable upon exercise of options granted after the Company’s initial public offering. At June 30, 2010, options exercisable into 12,998,652 shares of Class B common stock and 1,890,181 shares of Class A common stock were outstanding.

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

The option exercise period may not extend beyond ten years from the date of grant. The 2002 Plan and 2005 Plan provide that, subject to approval by the Board of Directors, option grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options, and are subject to repurchase at the original exercise price by the Company should the employee be terminated or leave the Company prior to becoming fully vested in such shares. At June 30, 2010 and December 31, 2009, there were 23,556 and 34,156 shares, respectively, that had been issued pursuant to the exercise of unvested options that remain unvested and subject to repurchase by the Company. Upon stock option exercise, the Company issues restricted shares and delivers them to the participant. The number of these early-exercised shares is not substantive.  The cash paid for the exercise prices is recorded as a liability and was not material to the consolidated financial statements at June 30, 2010 and December 31, 2009.  At June 30, 2010, the Company does not hold any treasury shares.

The Company, from time to time, issues certain time-accelerated stock options to certain employees under the Plans. The vesting of these time-accelerated stock options accelerates upon the achievement of certain performance-based milestones, such as the filing of a New Drug Application (“NDA”) with the Food and Drug Administration (“FDA”), the first commercial sale of a Company product, the successful completion of an initial public offering, or achieving a specified market capitalization target, among others. If these criteria are not met, such options will vest between six and ten years after the date of grant, and expire at the end of ten years. During the six months ended June 30, 2010, 45,000 shares vested as a result of milestone achievements, and the Company recorded related share-based compensation of approximately $0.1 million for these options. In the three months ended June 30, 2010, no shares vested as a result of milestone achievements. At June 30, 2010 and December 31, 2009, there were 2,286,500 and 2,481,500 shares, respectively, issuable under outstanding and unvested time-accelerated options. When achievement of the milestone is not deemed probable, the Company recognizes compensation expense associated with time-accelerated stock options initially over the vesting period of the respective stock option. When deemed probable of achievement, the Company expenses the remaining unrecognized compensation for the respective stock option over the implicit service period.

During 2005, the Company granted to employees options to purchase 97,500 shares of common stock at an exercise price of $0.60 per share, which represented the fair value of the stock at that time. These options are subject to performance-based milestone vesting and expire ten years from the date of grant. The options were deemed to be variable upon grant because the number of shares that will vest were not fixed on the date of grant. The options are therefore remeasured at each reporting period until settlement of the option. During the year ended December 31, 2006, 37,500 shares vested as a result of milestone achievements. In the year ended December 31, 2008, it became probable that the remaining 60,000 unvested options would vest and ultimately vested in February 2009.  In April 2010, 30,000 shares were exercised and therefore will no longer be remeasured.  For the three and six months ended June 30, 2010, the Company recorded related share-based compensation expense of approximately $(0.1) million and $0.1 million, respectively, for these options and none for the three and six months ending June 30, 2009.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

During 2009, the Company granted to employees options to purchase a total of 1,060,000 shares of common stock subject to performance-based milestone vesting. During the three and six months ended June 30, 2010, the Company granted additional options to purchase a total of 12,500 shares and 57,500 shares, respectively of common stock subject to performance-based milestone vesting. The vesting of these stock options will occur upon the achievement of certain performance-based milestones, such as the filing of a second NDA with the FDA, the first commercial sale of a Company product, or achieving a specified sales target. During the six months ended June 30, 2010, 5,000 shares vested as a result of milestone achievements and the Company recorded related share-based compensation expense of approximately $31,000 for these options.  During the three months ended June 30, 2010, no shares vested as a result of milestone achievements. The Company has concluded that for the remaining shares of common stock subject to performance-based milestone vesting the performance-based milestones are not probable of achievement; as such, no compensation expense has been recorded related to these options. At June 30, 2010, the unrecognized share-based compensation expense related to these options was approximately $3.9 million.

The Company also grants options to external consultants. 25,000 options were granted to external consultants during the three and six months ended June 30, 2010. The weighted average grant date fair value per share of these options was $7.22. During the three and six months ended June 30, 2009, the Company granted options for the purchase of 5,000 shares and 37,000 shares, respectively to external consultants. The weighted average grant date fair value per share of options granted to external consultants during the three and six months ended June 30, 2009 was $3.06 and $2.97, respectively. Most grants made to external consultants vest over a period of one year, and the expense related to these options is charged to share-based compensation expense over the vesting period of the options. The amount of share-based compensation expense that may be recognized for outstanding, unvested options as of June 30, 2010 was approximately $0.3 million. The amount of share-based compensation expense that will ultimately be recorded will depend on the remeasurement of the outstanding awards through their vesting date. This remaining compensation expense will be recognized over a weighted average amortization period of 1.63 years at June 30, 2010.

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

Determining the fair value of share-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected volatility	57.3%	62.5%	57.7%	62.6%
Expected term (in years)	6.5	6.5	6.5	6.5
Risk-free interest rate	3.1%	2.7%	3.1%	2.2%
Expected dividend yield	—%	—%	—%	—%

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table summarizes the expense recognized for these share-based compensation arrangements in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Ironwood:
Employee stock options	$1,407	$850	$2,865	$1,708
Restricted stock awards	119	—	227	—
Non-employee stock options	46	3	58	110
Stock awards	93	—	103	—
	1,665	853	3,253	1,818
Microbia Stock Plan	25	57	45	109
	$1,690	$910	$3,298	$1,927

Share-based compensation is reflected in the condensed consolidated statements of operations as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$1,040	$558	$1,769	$1,287
General and administrative	650	352	1,529	640

At June 30, 2010, there were 6,386,769 shares, available for future grant under the Plans.

The following table summarizes stock option activity under the share-based compensation plans, including performance-based options:

	Shares of Common Stock Attributable to Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2009	13,691,579	$2.45	6.24	$131,459
Granted	1,894,000	$11.49
Exercised	(650,200)	$0.72
Cancelled	(46,546)	$4.62
Outstanding at June 30, 2010	14,888,833	$3.67		$123,103
Vested or expected to vest at June 30, 2010	13,531,458	$3.55	6.37	$113,411
Exercisable at June 30, 2010(1)	7,149,576	$1.75	4.91	$72,694

(1)                                  All stock options granted under the 1998 Plan, 2002 Plan and 2005 Plan contain provisions allowing for the early exercise of such options into restricted stock. The exercisable shares disclosed above represent those that are vested as of June 30, 2010.

The weighted average grant date fair value per share of options granted to employees during the three and six months ended June 30, 2010 was $7.26 and $6.69, respectively, and $3.06 and $2.95 during the three and six months ended June 30, 2009, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was approximately $2.0 million and $8.4 million, respectively, and approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2009, respectively. Prior to the closing of the Company’s initial public offering, the intrinsic value was calculated as the difference between the estimated fair value of the Company’s common stock and the exercise price of the option.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The grant date fair value of the options granted to employees during the three and six months ended June 30, 2010 was approximately $2.4 million and $12.5 million, respectively, and approximately $0.1 million and $4.4 million, respectively during the three and six months ended June 30, 2009.

As of June 30, 2010, there was approximately $1.6 million and $15.8 million of unrecognized share-based compensation, net of estimated forfeitures, related to restricted stock awards and unvested stock option grants with time-based vesting, respectively, which are expected to be recognized over a weighted average period of 3.57 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

11. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor of the Company. The Company paid approximately $41,000 and $100,000 in legal fees to this investor during the three and six months ended June 30, 2010 and approximately $3,000 and $5,000 in legal fees to this investor during the three and six months ended June 30, 2009, respectively.

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

The following table reports revenue and loss from operations for the Company’s reportable segments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Human therapeutics	$9,188	$6,210	$18,026	$10,660
Biomanufacturing	1,771	400	1,985	1,181
Total	$10,959	$6,610	$20,011	$11,841
Loss from operations:
Human therapeutics	$(17,310)	$(15,285)	$(31,806)	$(31,162)
Biomanufacturing	(9)	(3,292)	(1,741)	(5,985)
Total	$(17,319)	$(18,577)	$(33,547)	$(37,147)

	June 30, 2010	December 31, 2009
Total assets:
Human therapeutics	$319,290	$160,105
Biomanufacturing	2,794	2,346
Total	$322,084	$162,451

At June 30, 2010 and December 31, 2009, approximately $1.8 million and $15,000, respectively, of the Company’s accounts receivable related to the Company’s biomanufacturing segment and approximately $4.6 million and $5.2 million, respectively, of the Company’s accounts receivable related to the human therapeutics segment.

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

On June 15, 2010, T&L and Microbia entered into an agreement to terminate their collaboration.  The terms and conditions of the agreement include an exchange of intellectual property and a one-time payment to Microbia of approximately $1.8 million.  All current and future obligations between Microbia and T&L are terminated as a result of this agreement.

Revenue earned from the T&L collaboration agreement totaled approximately $1.8 million and $1.9 million during the three and six months ended June 30, 2010 and approximately $0.4 million and $1.2 million during the three and six months ended June 30, 2009, respectively. Accounts receivable from T&L was approximately $1.8 million and $10,000 at June 30, 2010 and December 31, 2009, respectively.

Strategic Restructuring Plan

In November 2009, Microbia implemented a strategic restructuring plan that included an immediate reduction of Microbia’s workforce by approximately 40% of its existing workforce, and a reduced workweek for an additional 12% of its existing workforce. Microbia took this action to focus on its proprietary strain-development platform and existing service agreements.

In connection with the strategic restructuring plan, Microbia recorded restructuring charges of $1.2 million in the year ended December 31, 2009, relating primarily to one-time termination benefits and asset impairment charges, which were included in operating expenses.  As of June 30, 2010, Microbia had paid in cash all remaining termination benefits. Additionally, Microbia may incur approximately $0.8 million of additional restructuring costs if Microbia implements an additional reduction in force prior to the earlier of November 5, 2010 or the date that Microbia closes on a new round of financing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize innovative medicines targeting important therapeutic needs. To achieve this, we are building a sustainable culture centered on creating and marketing important new drugs. Our experienced team of researchers is focused on a portfolio of internally discovered drug candidates that includes one Phase 3 drug candidate (linaclotide), one Phase 1/Phase 2 pain drug candidate, and multiple preclinical programs. We have pursued a partnering strategy for the commercialization of linaclotide that has enabled us to retain significant control over linaclotide’s development and commercialization, share the costs of drug development and commercialization with collaborators whose capabilities complement ours, and retain approximately half of the future long-term value of linaclotide in the major pharmaceutical markets, should linaclotide meet our sales expectations.

We were incorporated in Delaware as Microbia, Inc., or Microbia (which is now the name of our majority-owned subsidiary), on January 5, 1998. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc.

We operate in two reportable business segments—human therapeutics and biomanufacturing. Our human therapeutics segment comprises the vast majority of our business, and it consists of the development and commercialization of our product candidates, including linaclotide. Our biomanufacturing segment, which comprises a much smaller part of our business, consists of our majority ownership interest in Microbia, which focuses on building a specialty biochemicals business based on a proprietary strain-development platform. Our human therapeutics segment represented approximately 99% and our biomanufacturing segment represented approximately 1% of our total assets at June 30, 2010 and December 31, 2009. Our human therapeutics segment represented approximately 100% and 95%, and our biomanufacturing segment represented approximately 0% and 5%, of our loss from operations for the three and six months ended June 30, 2010, respectively.  Our human therapeutics segment represented approximately 82% and 84% and our biomanufacturing segment represented approximately 18% and 16% of our loss from operations for the three and six months ended June 30, 2009, respectively.  We expect our human therapeutics segment to continue to represent substantially all of our total assets and our consolidated operating loss.

To date we have dedicated substantially all of our activities to the research and development of our product candidates. We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1998. We incurred net losses attributable to Ironwood Pharmaceuticals, Inc. of approximately $17.1 million and $33.1 million in the three and six months ended June 30, 2010, respectively, and approximately $18.4 million and $36.4 million in the three and six months ended June 30, 2009, respectively. As of June 30, 2010, we had an accumulated deficit of approximately $347.6 million and we expect to incur losses for the foreseeable future.

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

Our lead product candidate is linaclotide and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is a first-in-class compound currently in confirmatory Phase 3 trials evaluating its safety and efficacy for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C, or chronic constipation, or CC. Our other clinical stage program is IW-6118, an inhibitor of Fatty Acid Amide Hydrolase, or FAAH, being evaluated for the treatment of pain and inflammation. IW-6118 is a novel small molecule inhibitor of FAAH, that decreased inflammation and pain and elevated fatty acid amides in preclinical models. We have an active investigational new drug application, or IND, for IW-6118 and are currently investigating the safety, tolerability, and pharmacokinetic properties of this molecule in Phase 1/Phase 2 studies.

The following table sets forth our research and development expenses related to linaclotide and IW-6118 for the three and six months ended June 30, 2010 and 2009. We began tracking program expenses for linaclotide in 2004, and program expenses from inception to June 30, 2010 were approximately $111.9 million. We began tracking program expenses for IW-6118 in 2008, and program expenses from inception to June 30, 2010 were approximately $10.5 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs. The expenses for linaclotide include both reimbursements to us by Forest as well as our portion of costs incurred by Forest for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreement. Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Linaclotide	$7,216	$8,427	$15,209	$15,307
IW-6118	1,696	$1,440	2,560	$3,393

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

During the six months ended June 30, 2010, there were no significant changes in our critical accounting policies or estimates. See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2010 for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenue:
Collaborative arrangements	$9,188	$6,210	$18,026	$10,660
Services	1,771	400	1,985	1,181
Total revenue	10,959	6,610	20,011	11,841
Operating expenses:
Research and development	20,953	19,397	39,590	38,004
General and administrative	7,325	5,790	13,968	10,984
Total operating expenses	28,278	25,187	53,558	48,988
Loss from operations	(17,319)	(18,577)	(33,547)	(37,147)
Other income (expense):
Interest expense	(79)	(122)	(172)	(256)
Interest and investment income	189	82	257	186
Remeasurement of forward purchase contracts	—	(300)	—	(100)
Other income (expense), net	110	(340)	85	(170)
Net loss	(17,209)	(18,917)	(33,462)	(37,317)
Net loss attributable to noncontrolling interest	73	532	402	964
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(17,136)	$(18,385)	$(33,060)	$(36,353)

Three Months and Six Months Ended June 30, 2010 Compared to Three Months and Six Months Ended June 30, 2009

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Collaborative arrangements	$9,188	$6,210	$2,978	48.0%	$18,026	$10,660	$7,366	69.1%
Services	1,771	400	1,371	342.8%	1,985	1,181	804	68.1%
Total revenue	$10,959	$6,610	$4,349	65.8%	$20,011	$11,841	$8,170	69.0%

Collaborative Arrangements.  The increase in revenue from collaborative arrangements for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to an increase in revenue from the Forest collaboration, an increase in revenue related to the Almirall license agreement and an increase in revenue associated with the Astellas license agreement. During the three months ended June 30, 2010, we recognized approximately $1.0 million of revenue related to a $20.0 million Forest milestone payment we received in July 2009, approximately $0.8 million of revenue related to the $30.0 million up-front license payment received from Astellas in November 2009, as well as approximately $0.3 million from shipments of clinical trial materials to both Almirall and Astellas.  We recognized approximately $0.8 million more in revenue during the three months ended

June 30, 2010 compared to the three months ended June 30, 2009, related to the $38.0 million up-front license payment received from Almirall in May 2009.

The increase in revenue from collaborative arrangements for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to an increase in revenue from the Forest collaboration, an increase in revenue related to the Almirall license agreement and an increase in revenue associated with the Astellas license agreement. During the six months ended June 30, 2010, we recognized approximately $2.0 million of revenue related to the $20.0 million Forest milestone payment, approximately $1.1 million of revenue related to the $30.0 million up-front license payment from Astellas, as well as approximately $0.8 million from shipments of clinical trial materials to both Almirall and Astellas.  We recognized approximately $3.5 million more in revenue during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, related to the $38.0 million up-front license payment received from Almirall and the amortization of the deferred revenue resulting from recording the initial $6.0 million valuation of the Almirall forward purchase contract, approximately $5.3 million compared to $1.8 million.

Services.  Services revenue increased during both the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 due to the one-time payment of approximately $1.8 million associated with the Tate & Lyle Investments, Ltd. (T&L) termination agreement.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
Operating Expenses:
Research and development	$20,953	$19,397	$1,556	8.0%	$39,590	$38,004	$1,586	4.2%
General and administrative	7,325	5,790	1,535	26.5%	13,968	10,984	2,984	27.2%
Total operating expenses	$28,278	$25,187	$3,091	12.3%	$53,558	$48,988	$4,570	9.3%

Research and Development Expense.  The increase in research and development expense for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to an increase of approximately $0.7 million in compensation and benefits related expenses primarily due to a newly implemented employee incentive plan, an approximately $0.5 million increase in stock compensation expense primarily related to our annual stock option grant made in February 2010, an approximately $0.8 million increase in allocated facilities costs primarily due to increased rent expense associated with the newly acquired space at our 301 Binney Street facility, offset by a decrease of approximately $0.4 million in the Phase 3 clinical trials for linaclotide, primarily resulting from lower collaboration expenses.

The increase in research and development expense for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to an increase of approximately $0.7 million in compensation and benefits related expenses primarily due to a newly implemented employee incentive plan, an approximately $0.5 million increase in stock compensation expense primarily related to our annual stock option grant made in February 2010, an approximately $0.2 million increase in allocated facilities costs primarily due to increased rent expense associated with the newly acquired space at our 301 Binney Street facility, an approximately $0.3 million increase in internal research and development costs, offset by a decrease of approximately $0.1 million in the Phase 3 clinical trials for linaclotide, primarily resulting from lower collaboration expenses.

General and Administrative Expense.  The increase in general and administrative expense for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was due to an approximately $0.5 million increase in compensation and benefits related expenses due to increased headcount, an approximately $0.3 million increase in stock compensation expense primarily related to our annual stock option grant made in February 2010, an approximately $0.3 million increase in allocated facilities costs primarily due to increased rent expense associated with the newly acquired space at our 301 Binney Street facility, and an increase in external consulting costs of approximately $0.4 million associated with marketing and business development.

The increase in general and administrative expense for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was due to an approximately $1.0 million increase in compensation and benefits related expenses as a result of increased headcount, an approximately $0.9 million increase in stock compensation expense primarily related to our annual stock option grant made in February 2010, an approximately $0.4 million increase in allocated facilities costs primarily due to increased rent expense associated with the newly acquired space at our 301 Binney Street facility, and an increase in consulting costs of approximately $0.7 million associated with marketing and business development, as well as compliance with the Sarbanes-Oxley Act of 2002 and stock administration.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest expense	$(79)	$(122)	$43	35.2%	$(172)	$(256)	$84	32.8%
Interest and investment income	189	82	107	130.5%	257	186	71	38.2%
Remeasurement of forward purchase contracts	—	(300)	300	100.0%	—	(100)	100	100.0%
Total other income (expense), net	$110	$(340)	$450	132.4%	$85	$(170)	$255	150.0%

Interest Expense.  The decrease in interest expense for both the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was the result of a reduction in long-term debt.

Interest and Investment Income.  The increase in interest and investment income for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was due to higher average investment balances, partially offset by lower prevailing interest rates during the period.

Remeasurement of Forward Purchase Contracts.  The increase in the remeasurement of forward purchase contracts for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 resulted from the final settlement of the Forest forward purchase contract in July 2009 and the Almirall forward purchase contract in November 2009.  Both forward purchase contracts were remeasured at June 30, 2009, resulting in an overall remeasurement loss of $0.3 million and $0.1 million over the three and six months ended June 30, 2009, respectively.  As a result of the final settlements, there was not a corresponding remeasurement at June 30, 2010.

Net Loss Attributable to Noncontrolling Interest.  The approximately $0.5 million and $0.6 million decrease in net loss attributable to noncontrolling interest, was due to a smaller net loss for Microbia during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively.  The smaller net loss for Microbia was primarily associated with lower expenses resulting from reduced headcount and approximately $1.8 million in revenue recorded in the three months ended June 30, 2010 associated with the termination of the T&L agreement.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,289)	$(7,845)
Investing activities	(245,267)	12,050
Financing activities	202,795	1,914
Net (decrease) increase in cash and cash equivalents	$(87,761)	$6,119

We have incurred losses since our inception on January 5, 1998 and, as of June 30, 2010, we had a cumulative deficit of approximately $347.6 million. We have financed our operations to date primarily through the sale of preferred stock and common stock, including approximately $203.2 million of net proceeds from our IPO, payments received under collaborative arrangements, including reimbursement of certain expenses, debt financings and interest earned on investments. At June 30, 2010, we had approximately $271.6 million of cash, cash equivalents and available-for-sale securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus accrued interest, which approximates fair market value and U.S. Treasury securities. Our available-for-sale securities include amounts held in U.S. government-sponsored entities and U.S. Treasury securities. We invest cash in excess of immediate requirements in accordance with our investment policy which limits the amounts we may invest in any one type of investment and requires all investments held by us to be A+ rated so as to primarily achieve liquidity and capital preservation.

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

Net cash used in operating activities totaled approximately $45.3 million for the six months ended June 30, 2010.  The primary uses of cash were our net loss of approximately $33.5 million, a decrease of approximately $18.6 million in working capital resulting primarily from reductions in deferred revenue as revenue was recognized from our Forest collaboration agreement and our Almirall and Astellas license agreements. These uses of cash were partially offset by approximately $6.8 million of non-cash items.

Net cash used in operating activities totaled approximately $7.8 million for the six months ended June 30, 2009.  The primary uses of cash were our net loss of approximately $37.3 million, offset by approximately $4.8 million in non-cash items and approximately $24.7 million increase in working capital.  The increase in working capital was due primarily to an increase in deferred revenue resulting from the up-front cash payment associated with the Almirall license agreement of $38.0 million, partially offset by reductions in deferred revenue as revenue was recognized on our Forest and Almirall collaborations.

Cash Flows From Investing Activities

Cash used in investing activities for the six months ended June 30, 2010 totaled approximately $245.3 million and resulted primarily from the purchase of approximately $274.1 million of securities related to the investment of the net proceeds of our IPO and the purchase of approximately $8.6 million of property and equipment resulting from the expansion of our 301 Binney Street facility.  These uses of cash were partially offset by the sale and maturity of approximately $37.5 million in investments.

Cash provided by investing activities for the six months ended June 30, 2009 totaled approximately $12.1 million and resulted primarily from the sales and maturities of securities of approximately $23.3 million, partially offset by the purchase of approximately $9.0 million of securities and the purchase of approximately $2.3 million of property and equipment.

Cash Flows From Financing Activities

Cash provided by financing activities for the six months ended June 30, 2010 totaled approximately $202.8 million and resulted primarily from the net proceeds of our IPO of approximately $203.2 million.

Cash provided by financing activities for the six months ended June 30, 2009 totaled approximately $1.9 million and primarily resulted from the net borrowings under our debt facility and capital leases.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Commitments and Obligations in our Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, in connection with Microbia’s November 2009 restructuring, Microbia may incur approximately $0.8 million of additional restructuring costs if Microbia implements an additional reduction in force prior to the earlier of November 5, 2010 or the date that Microbia closes on a new round of financing.

In June 2010, we entered into a commercial supply agreement with PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB for the purchase of a portion of the linaclotide active pharmaceutical ingredient, or API, that will be used to obtain regulatory approval of linaclotide in the United States, Canada and/or Mexico, and, pending any such approval, that will be commercialized in such country. The commercial supply agreement contains minimum purchase requirements that commence with the commercial launch of linaclotide and that are dependent upon forecasted commercial requirements. Since, at this time, linaclotide has not yet been approved for commercialization and future commercial demand for linaclotide is unknown, we cannot estimate our future minimum purchase requirements under the commercial supply agreement.

Related Party Transactions

We have and currently obtain legal services from a law firm that is an investor of ours. We paid approximately $41,000 and $100,000 in legal fees to this investor during the three and six months ended June 30, 2010, respectively and approximately $3,000 and $5,000 during the three and six months ended June 30, 2009, respectively.

In September 2006, T&L became a related party when we sold to them 1,823,529 shares of common stock of Microbia at the aggregate purchase price of approximately $2,000, and sold 7,000,000 shares of convertible preferred stock of Microbia at the aggregate purchase price of $7.0 million. T&L accounted for approximately 16% and 10% of our revenue for the three and six months ended June 30, 2010, respectively, and approximately 6% and 10% of our revenue for the three and six months ended June 30, 2009, respectively.  On June 15, 2010, T&L and Microbia entered into an agreement to terminate their collaboration.  The terms and conditions of the termination agreement include an exchange of intellectual property and a one-time payment to Microbia of approximately $1.8 million.  All current and future obligations between Microbia and T&L are terminated as a result of this agreement.

In September 2009, Forest became a related party when we sold to them 2,083,333 shares of our convertible preferred stock at a price of $12.00 per share for cash proceeds of $25.0 million. Forest accounted for approximately 50% and 54% of our revenue for the three and six months ended June 30, 2010, respectively, and approximately 67% and 75% of our revenue for the three and six months ended June 30, 2009, respectively.

In November 2009, Almirall became a related party when we sold to them 681,819 shares of our convertible preferred stock at a price of $22.00 per share for cash proceeds of $15.0 million. Almirall accounted for approximately 25% and 29% of our revenue for the three and six months ended June 30, 2010, respectively, and approximately 27% and 15% of our revenue for the three and six months ended June 30, 2009, respectively.

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

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-17, Revenue Recognition — Milestone Method, or ASU 2010-017. ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As we plan to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions.

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

Effects of Inflation

We do not believe that inflation and changing prices have had a material effect on our business over the three and six months ended June 30, 2010 and 2009.

Item 4.  Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

Our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.  Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements.  We refer you to our “Special Note Regarding Forward-Looking Statements” which identifies the forward-looking statements in this report.

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

Linaclotide is a first-in-class compound that is currently in Phase 3 clinical development for the treatment of IBS-C and CC and will require the successful completion of at least two Phase 3 clinical trials for each indication before submission of an NDA to the FDA for potential approval in such indication. In November 2009 and May 2010, we announced that we achieved favorable results in our CC trials. Even though linaclotide met the endpoints of the CC trial, it may not be approved for the CC indication or for any other indication for which we seek approval from the FDA. We are amending both Phase 3 IBS-C clinical trial protocols to include a fourth primary endpoint, based on (a) our interactions with the FDA and their recently-issued draft guidance with respect to the design of clinical trials for IBS-C, (b) our view that the likely higher responder rate with respect to the new endpoint will more accurately demonstrate the applicability of linaclotide to the general IBS-C population and (c) our desire to ensure that we are not disadvantaged in comparison to subsequent competitors who may be held to a less stringent responder analysis if they comply with the FDA’s draft guidance. While meeting one or more of the primary endpoints may result in a positive outcome to the clinical trials, there remains the risk that the results based on these endpoints may not support product approval. Further, the FDA may disagree with our trial design or our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA might also approve linaclotide for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of linaclotide. Any failure to obtain regulatory approval of linaclotide would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

In November 2009 and May 2010, we announced that the primary endpoint was achieved in each of our two Phase 3 clinical trials assessing the safety and efficacy of linaclotide in patients with CC. The primary efficacy endpoint in each of these two clinical trials is only one of the four primary efficacy endpoints in each of our two Phase 3 clinical trials assessing the safety and efficacy of linaclotide in patients with IBS-C. Positive results in the CC trial or from earlier clinical trials are not necessarily indicative of future success in the IBS-C trials, even with respect to similar endpoints. While meeting one or more of the primary endpoints may result in a positive outcome to the clinical trials, there remains the risk that the results based on these endpoints may not support product approval. Finally, our partners Almirall and Astellas intend to seek approval from regulatory authorities in each of their respective territories solely for the IBS-C indication. The European Medicines Agency, or the EMA, has indicated that Almirall can use the U.S. IBS-C clinical trial data as a basis for a Market Authorisation Application, the EMA’s counterpart to an NDA. Accordingly, if we are unable to establish safety and efficacy of linaclotide in our U.S. IBS-C trials, our partners may be unable to utilize our data in the U.S. in their regulatory filings, and may be hindered from obtaining approval for linaclotide in their respective territories.

Linaclotide may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval or limit its commercial potential.

Undesirable side effects caused by linaclotide could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. Earlier this year, we completed our evaluation of the data from our CC studies and are currently conducting two Phase 3 IBS-C trials as well as a long-term safety study in patients dosed with linaclotide over a 78-week period. Serious adverse events deemed to be caused by linaclotide could have a material adverse effect upon the linaclotide program and our business as a whole. The most common adverse event to date in the clinical studies evaluating the safety and efficacy of linaclotide has been diarrhea. For the most part, the diarrhea has been considered mild or moderate by the patients, but in a small percentage of patients, it has been severe enough for patients to discontinue participation in a study. There have been no serious adverse events in patients treated with linaclotide that were deemed by a study investigator to be “definitively related” or “probably related” to linaclotide treatment. There have been a small number of serious adverse events in patients treated with linaclotide that were deemed by an independent study investigator to be “possibly related” to linaclotide treatment, involving cases of abdominal pain, aplastic anemia, atrial fibrillation, bronchitis, gall stones, ileus, pericarditis, stroke and thombrosed hemorrhoids. At the end of the linaclotide development program, the incidence of these events in linaclotide recipients will be compared to the population at-large to assess whether linaclotide increases the risks of such events. Finally, there have been no deaths in our trials that were considered by a study investigator to be related to linaclotide treatment.

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

Additionally, changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes. The FDA recently issued draft guidance on the design of clinical trials for IBS-C, and based on this draft guidance, we are amending both Phase 3 IBS-C clinical trial protocols to include a fourth primary endpoint.    These amendments will, as any protocol amendment would, require institutional review board review and approval, which may adversely impact the costs, timing or successful completion of the clinical trials. If we experience delays in completion or if we terminate any of our clinical trials, the commercial prospects for linaclotide may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of linaclotide.

Because we work with Forest Laboratories, Inc. to develop, promote and manufacture linaclotide in North America, we are dependent upon a third party in our efforts to obtain regulatory approval for, and to commercialize, linaclotide within our expected timeframes.

We co-develop and plan to co-promote linaclotide in the U.S. with Forest. Forest plays a significant role in the conduct of the clinical trials for linaclotide and the subsequent collection and analysis of data. In addition, Forest is responsible for completing the manufacturing process of linaclotide upon production of the API, which consists of finishing and packaging linaclotide into capsules. Employees of Forest are not our employees, and we have limited ability to control the amount or timing of resources that they devote to linaclotide. If Forest fails to devote sufficient time and resources to linaclotide, or if its performance is substandard, it will delay the potential approval of our regulatory applications as well as the commercialization and manufacturing of linaclotide. A material breach by Forest of our collaboration agreement could also delay regulatory approval and commercialization of linaclotide. In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. These functions may not be carried out effectively and efficiently if these parties fail to communicate and coordinate with one another. Moreover, although we have non-compete restrictions in place with Forest, Forest may have relationships with other commercial entities, some of which may compete with us. If Forest assists our competitors, it could harm our competitive position.

We may face competition in the IBS-C and CC marketplace for linaclotide, and new products may emerge that provide different or better alternatives for treatment of gastrointestinal conditions.

If approved and commercialized, linaclotide will compete globally with certain prescription therapies and over the counter products for the treatment of IBS-C and CC, or certain associated symptoms. The availability of prescription competitors and over the counter products for gastrointestinal conditions could limit the demand, and the price we are able to charge, for linaclotide unless we are able to differentiate linaclotide on the basis of its clinical benefits in our clinical trials. New developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render linaclotide obsolete or noncompetitive.

We believe certain companies are developing other products which could compete with linaclotide should they be approved by the FDA. Currently, there are compounds in late stage development for the treatment of patients with either IBS-C or CC.  To our knowledge, other potential competitors also are in earlier stages of development. If our potential competitors are successful in completing drug development for their drug candidates and obtain approval from the FDA, they could limit the demand for linaclotide.

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

In April 2009, we entered into an out-license agreement with Almirall for European rights to develop and commercialize linaclotide. In November 2009, we entered into an out-license agreement with Astellas for rights to develop and commercialize linaclotide in certain Asian countries. In the future, we may seek to commercialize linaclotide in foreign countries outside of Europe and those Asian countries with other parties or by ourselves. In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that linaclotide may not be approved for all indications requested, which could limit the uses of linaclotide and have an adverse effect on its commercial potential or require costly post-marketing studies.

If we or our collaboration partners and other third parties upon whom we rely to produce linaclotide are unable to satisfy FDA quality standards and related regulatory requirements, experience manufacturing difficulties, or are unable to manufacture sufficient quantities of our product candidates, our development and commercialization efforts may be materially harmed.

We do not currently possess internal manufacturing capacity. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. With respect to the manufacturing of linaclotide, we (along with our U.S. collaboration partner, Forest) entered into a commercial supply agreement with PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB in June 2010 for the manufacture of the linaclotide API that will be used to obtain regulatory approval of linaclotide in the United States, Canada and/or Mexico, and, pending any such approval, that will be incorporated into finished product for commercialization in such country.  In addition, we continue to pursue long-term commercial supply agreements with other manufacturers for the linaclotide API. We may not be able to enter into long-term agreements with such manufacturers on commercially reasonable terms, or at all. If we enter into a long-term commercial supply agreement with another manufacturer but then change or add manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidates. While we believe we will have long term arrangements with a sufficient number of API manufacturers, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship with an alternative manufacturer.

Peptide manufacturing is a highly specialized manufacturing business.  These third party manufacturers acquire the raw materials for the API from a limited number of sources. Any curtailment in the availability of these raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

We have a limited operating history. In recent years, we have focused primarily on developing linaclotide, with the goal of supporting regulatory approval for this product candidate. We have financed our operations primarily through private placements of capital stock prior to our IPO, our IPO, and our collaboration and license arrangements, and we have incurred losses in each year since our inception in 1998. We incurred net losses attributable to Ironwood Pharmaceuticals, Inc. of approximately $17.1 million and $33.1 million in the three and six months ended June 30, 2010, respectively, and approximately $18.4 million and $36.4 million in the three and six months ended June 30, 2009, respectively. As of June 30, 2010, we had an accumulated deficit of approximately $347.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in connection with our efforts to commercialize linaclotide and our research and development of our other product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

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

•                  the costs of establishing sales, marketing and distribution capabilities; and

•                  the status, terms and timing of any collaboration, licensing, co-promotion or other arrangements.

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

•                  our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

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

We face increased legal, accounting, administrative and other costs and expenses as a public company. Compliance with the Sarbanes-Oxley Act of 2002, the federal securities laws, as well as other rules of the SEC and NASDAQ, has resulted in significant initial cost to us as well as ongoing increases in our legal, audit and financial compliance costs. As a newly public company, we will soon become subject to Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. Although we have not identified any material weaknesses in our internal controls over financial reporting to date, we cannot assure that our internal controls over financial reporting will prove to be effective.

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of July 30, 2010, the holders of our Class A common stock own 19.6% and the holders of our Class B common stock own 80.4% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 2.4% and holders of our Class B common stock have 97.6% of the total votes in each of the matters identified in the list above. This concentrated control with our Class B common stock holders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

•                  Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. Furthermore, stockholders may only remove a member of our board of directors for cause. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect such acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

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

If our pre-IPO stockholders sell substantial amounts of Class A common stock into the market, the market price of our Class A common stock could decrease significantly.  In addition, the perception in the market that such stockholders might sell shares could also depress the market price of our Class A common stock.  Our officers and directors, and certain of our employees and other pre-IPO stockholders, who together hold an aggregate of approximately 76,230,943 shares our Class B common stock, were subject to lock-up agreements with the representatives of the underwriters in our IPO that recently terminated.  Since these lock-up restrictions have terminated, these shares are eligible for sale into the market.  The market price of shares of our Class A common stock may drop significantly following any sales or anticipated sales of these shares.

As of July 30, 2010, holders of approximately 70,170,477 shares of Class B common stock have rights under our eighth amended and restated investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These rights terminate on February 2, 2015, or for any particular holder with registration rights who at such time holds less than 1% of our outstanding Class B common stock, at such time following our IPO when all securities held by that stockholder subject to registration rights may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, within a single 90 day period. We also have registered all shares of Class A common stock that we may issue under our equity compensation plans. Now that we have registered these shares, they can be freely sold in the public market upon issuance.

To the extent outstanding stock options are exercised, there will be further dilution to investors in our Class A common stock.

As of June 30, 2010, we had options to purchase 1,890,181 shares of Class A common stock and 12,998,652 shares of Class B common stock outstanding, with exercise prices ranging from $0.31 to $13.95 per share and a weighted average exercise price of $3.67 per share. Upon the vesting of each of these options, the holder may exercise his or her options, which would result in further dilution to investors in our Class A common stock.

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

•                  sales of additional shares of our common stock;

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

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Forward-looking statements convey our expectations or forecasts of future events. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

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

•                                          our ability to manufacture or contract to manufacture sufficient amounts of our product candidates for clinical studies and products for commercialization activities;

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

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions identified under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated in or implied by the forward-looking statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2010.

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

There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 4, 2010.  As of June 30, 2010, approximately $160.4 million of the net proceeds remained available and were invested in highly liquid, short-term, interest-bearing funds, pending their use to fund our operations.  Since our IPO, we estimate that we have used the proceeds in the following way:

•                  approximately $14.4 million to fund the development and commercialization of linaclotide;

•                  approximately $2.5 million to fund the research and development of IW-6118; and

•                  approximately $25.8 million for general corporate purposes.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: August 10, 2010	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2010	By:	/s/ MICHAEL J. HIGGINS
Michael J. Higgins
Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No:	Description
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

10.1#*

Commercial Supply Agreement, dated as of June 23, 2010, by and among PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB, Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.

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

#                                         Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the SEC pursuant to the confidential treatment request.

*                                         Filed herewith.

‡                                          Furnished herewith.