Form 10-Q
period 2011-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2011-05-13
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes  ☒ No

As of May 2, 2011, there were 50,427,311 shares of Class A common stock outstanding and 49,659,761 shares of Class B common stock outstanding.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$46,214	$44,321
Available-for-sale securities	174,355	203,706
Accounts receivable	207	19
Related party accounts receivable, net	3,977	2,876
Prepaid expenses and other assets	4,299	5,320
Restricted cash	—	2,833
Total current assets	229,052	259,075
Restricted cash	7,647	7,647
Property and equipment, net	35,074	34,369
Other assets	251	274
Total assets	$272,024	$301,365
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,918	$4,302
Accrued research and development costs	8,052	8,140
Accrued expenses	6,394	8,938
Current portion of capital lease obligations	241	197
Current portion of deferred rent	2,877	2,799
Current portion of deferred revenue	40,050	40,050
Total current liabilities	60,532	64,426
Capital lease obligations, net of current portion	598	393
Deferred rent, net of current portion	13,939	14,612
Deferred revenue, net of current portion	52,370	62,383
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 49,050,397 and 48,202,089 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	49	48
Class B common stock, $0.001 par value, 100,000,000 authorized and 50,671,950 and 50,970,247 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	51	51
Additional paid-in capital	530,374	526,991
Accumulated deficit	(385,941)	(367,540)
Accumulated other comprehensive income	52	1
Total stockholders’ equity	144,585	159,551
Total liabilities and stockholders’ equity	$272,024	$301,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Collaborative arrangements revenue	$10,237	$8,838
Operating expenses:
Research and development	19,555	17,549
General and administrative	9,224	5,785
Total operating expenses	28,779	23,334
Loss from operations	(18,542)	(14,496)
Other income (expense):
Interest expense	(16)	(53)
Interest and investment income	154	68
Other income	3	—
Other income (expense), net	141	15
Net loss from continuing operations	(18,401)	(14,481)
Net loss from discontinued operations	—	(1,772)
Net loss	(18,401)	(16,253)
Net loss from discontinued operations attributable to noncontrolling interest	—	329
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(18,401)	$(15,924)
Net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted:
Continuing operations	$(0.19)	$(0.23)
Discontinued operations	—	(0.02)
Net loss per share	$(0.19)	$(0.25)
Weighted average number of common shares used in net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	99,075,187	63,957,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(18,401)	$(16,253)
Loss from discontinued operations	—	(1,772)
Loss from continuing operations	(18,401)	(14,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,133	1,280
Loss on disposal of property and equipment	—	1
Share-based compensation expense	2,698	1,588
Accretion of discount/premium on investment securities	727	98
Changes in assets and liabilities:
Accounts receivable	(1,289)	522
Restricted cash	2,833	—
Prepaid expenses and other current assets	1,021	35
Other assets	23	(9)
Accounts payable and accrued expenses	(2,962)	(1,506)
Accrued research and development costs	(88)	(3,975)
Deferred revenue	(10,013)	(8,360)
Deferred rent	(595)	233
Net cash used in operating activities from continuing operations	(23,913)	(24,574)
Net cash used in operating activities from discontinued operations	—	(2,038)
Total net cash used in operating activities	(23,913)	(26,612)
Cash flows from investing activities:
Purchases of available-for-sale securities	(39,436)	(222,427)
Sales and maturities of available-for-sale securities	68,111	—
Purchases of property and equipment	(3,468)	(1,063)
Net cash provided by (used in) investing activities from continuing operations	25,207	(223,490)
Net cash provided by investing activities from discontinued operations	—	1
Total net cash provided by (used in) investing activities	25,207	(223,489)
Cash flows from financing activities:
Proceeds from initial public offering	—	203,168
Proceeds from exercise of stock options and issuance of restricted stock	675	354
Payments on borrowings	(76)	(324)
Net cash provided by financing activities from continuing operations	599	203,198
Net cash used in financing activities from discontinued operations	—	(89)
Net cash provided by financing activities	599	203,109
Net increase (decrease) in cash and cash equivalents	1,893	(46,992)
Cash and cash equivalents, beginning of period	44,321	122,306
Cash and cash equivalents, end of period	$46,214	$75,314
Supplemental cash flow disclosures:
Cash paid for interest (includes cash paid by Microbia)	$15	$96
Purchases under capital leases	$325	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (the “Company”) is an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize differentiated medicines that improve patients’ lives. Linaclotide, the Company’s guanylate cyclase type-C (“GC-C”) agonist being developed for the treatment of patients with irritable bowel syndrome with constipation (“IBS-C”) or chronic constipation (“CC”) is currently in Phase 3 clinical development. The Company also has a pipeline focused on both research and development of early stage product candidates and preclinical research in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, respiratory disease, allergic disease and cardiovascular disease.

Prior to September 2010, the Company held a majority ownership interest in Microbia, Inc. (formerly known as Microbia Precision Engineering), a subsidiary formed in September 2006. Microbia, Inc. (“Microbia”) engaged in a specialty biochemicals business based on a proprietary strain-development platform. In September 2010, the Company sold its interest in Microbia to DSM Holding Company USA, Inc. (“DSM”) (Note 2).

The Company was incorporated in Delaware on January 5, 1998. On April 7, 2008, the Company changed its name from Microbia, Inc. to Ironwood Pharmaceuticals, Inc.

The Company has generated an accumulated deficit as of March 31, 2011 of approximately $385.9 million since inception. In February 2010, the Company completed its initial public offering of Class A common stock and raised a total of approximately $203.2 million in net proceeds (Note 3).

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of March 31, 2011 and results of its operations for the three months ended March 31, 2011 and 2010, and its cash flows for the three months ended March 31, 2011 and 2010. The interim results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements of Ironwood Pharmaceuticals, Inc. include the revenue, expenses, and cash flows of Microbia, over which the Company exercised control until September 21, 2010, when the Company sold its 85% interest in Microbia to DSM. The Company recorded noncontrolling interest in its condensed consolidated statements of operations for the ownership interest of the minority owners of Microbia. All intercompany transactions and balances are eliminated in consolidation.

Sale of Subsidiary and Discontinued Operations

On September 21, 2010, the Company sold its interest in Microbia to DSM in exchange for cash proceeds of $9.5 million, the payment of approximately $1.1 million of Microbia debt and interest by DSM and future contingent consideration based on the sale of products incorporating Microbia’s technology. As a result of the sale of its interest in Microbia, the Company ceased to have any financial interest in Microbia. The Company maintained no further investment in Microbia and recorded a gain on the sale of Microbia in its consolidated statements of operations of approximately $12.2 million at the time of the sale.

Additionally, in accordance with the applicable accounting standards, the Company considered if the operations and cash flows of Microbia had been eliminated from the ongoing operations of the Company and if the Company would have any significant continuing involvement in the operations of Microbia after the sale in order to determine whether or not to present Microbia as discontinued operations in the financial statements. The Company determined that Microbia met the requirements for presentation as discontinued operations and accordingly, the Company classified the assets, liabilities, operations, and cash flows of Microbia as discontinued operations for all periods presented prior to the sale.

The agreement with DSM also included future contingent consideration in the form of a royalty on future sales of products incorporating Microbia’s technology through the earlier of a) 2024, b) the invalidity of any Microbia patent, or c) the maximum agreed upon amount is reached. The Company elected as its accounting policy to account for the future contingent consideration, if any, as a gain contingency as the proceeds have not been received and the receipt of royalty income is uncertain. As a result, proceeds will only be recorded in future earnings as they are earned. As of March 31, 2011, no amounts have been recorded for the contingent consideration in the Company’s condensed consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company’s management evaluates its estimates, including those related to revenue recognition, available-for-sale securities, impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development, contingencies, and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and certain U.S. government sponsored securities. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $42.1 million and $39.2 million at March 31, 2011 and December 31, 2010, respectively.

Available-for-Sale Securities

The Company classifies all short-term investments with an original maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other-than-temporary impairments for the three months ended March 31, 2011.

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

Accounts receivable primarily consist of amounts due under the collaboration agreement with Forest Laboratories, Inc. (“Forest”) and license agreements with Almirall, S.A. (“Almirall”) and Astellas Pharma Inc. (“Astellas”) (Note 5) for which the Company does not obtain collateral. Accounts receivable from Forest and Almirall are presented as related party accounts receivable on the condensed consolidated balance sheets as both entities own common stock of the Company.

The percentages of revenue from continuing operations recognized from significant customers of the Company in the three months ended March 31, 2011 and 2010 are included in the following table:

	Three Months Ended March 31,
	2011	2010
Collaborative Partner:
Forest	53%	62%
Almirall	37%	33%
Astellas	10%	5%

For the three months ended March 31, 2011 and 2010, no additional customers accounted for more than 10% of the Company’s revenue from continuing operations. Tate & Lyle Investments, Ltd. (“T&L”) accounted for approximately 93% of the Company’s revenue from discontinued operations for the three months ended March 31, 2010.

At March 31, 2011 and December 31, 2010, accounts receivable from Forest, net of any payables due Forest, accounted for approximately 95% and 89%, respectively, of the Company’s total accounts receivable. At March 31, 2011 and December 31, 2010, Almirall accounted for less than 1% and approximately 10%, respectively, of the Company’s total accounts receivable.

Revenue Recognition

The Company’s revenue is generated through collaborative research and development and licensing agreements. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of active pharmaceutical ingredient (“API”) and development materials for the collaborative partner. Payments to the Company under these agreements may include non-refundable license fees, payments for research and development activities, payments for the manufacture of API and development materials, payments based upon the achievement of certain milestones and royalties on product sales. In addition, prior to September 2010, the Company generated services revenue through agreements that generally provided for fees for research and development services rendered.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For arrangements that include multiple deliverables, the Company follows the provisions of the Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition — Multiple-Element Arrangements, in accounting for these agreements. Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC Topic 605-25. Refer to Note 2, Recent Accounting Pronouncements, for additional discussion of this standard and its impact on the Company’s accounting for collaboration and license agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, services have been rendered or delivery has occurred, the price is fixed and determinable, and collection is reasonably assured.

At March 31, 2011, the Company had collaboration and license agreements with Forest, Almirall and Astellas. Refer to Note 5, Collaboration and License Agreements, for additional discussion on these agreements.

There are no performance, cancellation, termination or refund provisions in any of the Company’s arrangements that contain material financial consequences to the Company.

Collaboration and License Agreements

The significant deliverables under the Company’s collaboration and license agreements generally include the license to develop and commercialize linaclotide, the Company’s GC-C agonist, and may also include deliverables related to research and development activities, and the manufacture of API and development materials for the collaborative partner.

Generally, collaboration and license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) provide research and development activities, including participation on a joint development committee, (ii) manufacture API and development materials which are reimbursed at a contractually determined rate, (iii) earn payments upon the achievement of certain milestones, and (iv) earn royalty payments on sales of linaclotide. In determining the separate units of accounting, management evaluates whether the license has standalone value to the partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of peptide research expertise in the general marketplace. In addition, the Company considers whether the collaborator can use the license for its intended purpose without the receipt of the remaining deliverables, and whether the value of the license is dependent on the undelivered items and whether there are other vendors that can provide the undelivered item.

For all of the collaboration and licenses agreements discussed in Note 5, the license and research and development activities did not qualify as separate units of accounting since the licenses did not have standalone value without the research and development activities. Up-front payments on licenses are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. The Company generally estimates this period as the estimated period of performance, which is typically the research and development term due to the Company’s continuing involvement in the performance of research and development, primarily through its participation on a joint development committee. Typically the research and development term begins at the inception of the collaboration or license agreement and concludes when the Company’s significant research and development obligations under the agreement have concluded. The Company believes this period of involvement is five years for the Forest collaboration, fifty months for the Almirall license agreement and 115 months for the Astellas license agreement. Quarterly, the Company reassesses its periods of substantial involvement over which the Company amortizes its up-front license fees and makes adjustments as appropriate. In the event that a license were to be terminated, the Company would recognize as revenue any portion of the up-front fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

Up-front payments on licenses may be recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered elements, which generally include research and development activities and manufacture of API and development materials.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the remaining period of performance. Refer to Note 5 for details on the specific milestones in each of the Company’s agreements.

In those circumstances where a substantive milestone is achieved, collection of the related receivable is reasonably assured and the Company has remaining obligations to perform under the collaboration arrangement, the Company has historically recognized as revenue on the date the milestone was achieved an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized on a straight-line basis over the remaining period of performance. Effective January 1, 2011, the Company adopted ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). Refer to Note 2, Recently Adopted Accounting Standards, for additional discussion of the adoption of this standard and its prospective impact on the Company’s accounting for collaboration and license agreements. Under ASU 2010-17, beginning January 1, 2011, in those circumstances where a substantive milestone is achieved and collection of the related receivable is reasonably assured, the Company will recognize revenue related to the milestone in its entirety in the period in which the milestone is achieved. Milestone payments received in prior periods will continue to be recognized based upon the remaining period of performance.

The Company produces development materials and API for its collaborators and is reimbursed for its costs to produce the material. The Company recognizes revenue on development material and API when the material has passed all quality testing required for collaborator acceptance, delivery has occurred, title and risk of loss have transferred to the collaborator, the price is fixed or determinable, and collection is reasonably assured.

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

Services Revenue

Prior to September 2010, the Company recognized services revenue when there was persuasive evidence that an arrangement existed, services had been rendered or delivery had occurred, the price was fixed and determinable, and collection was reasonably assured. Revenue from research and development services rendered was recognized as services were performed. As a result of the sale of the Company’s interest in Microbia in September 2010, services revenue is included in net income (loss) from discontinued operations.

Research and Development Costs

The Company expenses research and development costs to operations as incurred. The Company defers and capitalizes non-refundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed.

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, share-based compensation expense, laboratory supplies and other direct expenses, facilities expenses, overhead expenses, contractual services, including clinical trial and related clinical manufacturing expenses, and other outside expenses. As a result of the sale of the Company’s interest in Microbia in September 2010, costs of revenue related to the Microbia services contracts and costs associated with Microbia’s research and development activities are included in net income (loss) from discontinued operations.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Net Loss Per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has excluded unvested restricted stock and shares that are subject to repurchase by the Company from the weighted average number of common shares outstanding. The Company’s potentially dilutive shares, which include outstanding common stock options and unvested shares of restricted stock, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. The Company presents the net loss per share attributable to both continuing and discontinued operations. The loss attributable to the noncontrolling interest is included in the net income (loss) per share from discontinued operations.

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

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at March 31, 2011 and December 31, 2010. Management reevaluates the positive and negative evidence on a quarterly basis.

The Company accounts for uncertain tax positions recognized in the condensed consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no income tax provisions or benefits for the three months ended March 31, 2011 and 2010 given the Company’s continued net operating loss position.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no indicators of impairment at March 31, 2011.

Comprehensive Income (Loss)

All components of comprehensive income (loss) are required to be disclosed in the condensed consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and consists of net loss and changes in unrealized gains and losses on cash equivalents and available-for-sale securities. Comprehensive loss from operations was calculated as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(18,401)	$(15,924)
Change in unrealized gain (loss) on investments	51	(99)
Comprehensive loss attributable to Ironwood Pharmaceuticals, Inc.	$(18,350)	$(16,023)

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2010 and allows for retrospective application. On January 1, 2011, the Company adopted ASU 2009-13 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17. ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. On January 1, 2011, the Company adopted ASU 2010-17 to change its accounting policy to begin applying the milestone method on a prospective basis. As the Company elected prospective adoption, there was no material impact on its consolidated financial position or results of operations. However, the adoption of ASU 2010-17 is expected to impact the Company’s accounting for any milestone payments received in future periods.

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers ( “ASU 2010-27”) which provides guidance on how to recognize and classify the fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (together, the “Acts”). The Acts impose an annual fee for each calendar year beginning on or after January 1, 2011 payable by branded prescription drug manufacturers and importers on branded prescription drugs. The liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. As the Company does not currently have a commercial product, the effect of this guidance will be limited to future transactions.

Reclassifications

Amounts associated with the Company’s former subsidiary, Microbia, have been presented as discontinued operations for all periods in the condensed consolidated financial statements.

3. Initial Public Offering

In February 2010, the Company completed its initial public offering of Class A common stock pursuant to a registration statement that was declared effective on February 2, 2010. The Company sold 19,166,667 shares of its Class A common stock, which included 2,500,000 shares of the Company’s Class A common stock sold pursuant to an over-allotment option granted to the underwriters, at a price to the public of $11.25 per share. As a result of the initial public offering, the Company raised a total of $215.6 million in gross proceeds, and approximately $203.2 million in net proceeds after deducting underwriting discounts and commissions.

Upon the closing of the initial public offering, 69,904,843 shares outstanding of the Company’s convertible preferred stock automatically converted into 70,391,620 shares of its Class B common stock.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss from continuing operations	$(18,401)	$(14,481)
Net loss from discontinued operations	—	(1,772)
Less: net loss from discontinued operations attributable to noncontrolling interest	—	329
Net loss from discontinued operations attributable to Ironwood Pharmaceuticals, Inc.	—	(1,443)
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(18,401)	$(15,924)
Denominator:
Weighted average number of common shares used in net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	99,075,187	63,957,966
Net loss per share associated with continuing operations	$(0.19)	$(0.23)
Net loss per share associated with discontinued operations attributable to Ironwood Pharmaceuticals, Inc.	$—	$(0.02)
Net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	$(0.19)	$(0.25)

The net loss attributable to noncontrolling interest is reflected in the net loss from discontinued operations for purposes of segregating the earnings per share calculation between continuing and discontinued operations.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2011 and 2010, as they would be anti-dilutive:

	At March 31,
	2011	2010
Options to purchase common stock	16,038,788	14,703,079
Shares subject to repurchase	252,094	366,229
	16,290,882	15,069,308

5. Collaboration and License Agreements

Forest Laboratories, Inc.

In September 2007, the Company entered into a collaboration agreement with Forest to jointly develop and commercialize linaclotide, a drug candidate for the treatment of IBS-C, CC and other gastrointestinal conditions, in North America. Under the terms of this collaboration agreement, the Company shares equally with Forest all development costs, as well as potential future profits and losses from the development and sale of linaclotide in the U.S. The Company will receive royalties from Forest for sales in Canada and Mexico. The Company retained the rights to commercialize linaclotide outside of North America. Forest made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have standalone value without the research and development activities provided by the Company, the Company is recognizing the up-front license fee as revenue on a straight-line basis over five years, which is the Company’s estimate of the period over which linaclotide will be jointly developed under the collaboration. At March 31, 2011, approximately $20.4 million of the up-front license fee remains deferred and is being recognized on a straight-line basis over the

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

remaining estimated development period. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment based on the achievement of specific development and commercial milestones. These payments, including the up-front license fee, could total up to $330.0 million if certain development and sales milestones are achieved for linaclotide. To date, $100.0 million in license fees and milestone payments has already been received and Forest made the equity investment when it purchased $25.0 million of the Company’s capital stock. Of the remaining milestones, each of which the Company considers substantive, pre-commercial milestone payments could total up to $20.0 million upon new drug application (“NDA”) acceptance by the Food and Drug Administration (“FDA”) and up to $85.0 million upon NDA approval. The Company can also achieve up to approximately $100.0 million in a sales related milestone if certain conditions are met.

The collaboration agreement included a contingent equity investment, in the form of a forward purchase contract, which required Forest to purchase 2,083,333 shares of the Company’s convertible preferred stock, when a specific clinical milestone was met, at a price of $12.00 per share. The Company evaluated this financial instrument and determined that because the Company may be required to settle the instrument by transferring assets to Forest due to “deemed liquidation” provisions of the preferred stock, it should be considered an asset or liability, which is required to be carried at fair value. The Company valued the contingent equity investment at September 12, 2007 at $9.0 million, which represented the value of the premium that Forest would pay for shares of the Company’s stock should the milestone be achieved. The $9.0 million was recorded as an asset and incremental deferred revenue at the inception of the arrangement. The $9.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which was estimated to be five years from the inception of the arrangement. At March 31, 2011, approximately $2.6 million of the incremental deferred revenue remains deferred and is being recognized on a straight-line basis over the remaining estimated development period. In July 2009, the Company achieved the clinical milestone triggering the equity investment. At that time, the Company reclassified the forward purchase contract as a reduction to convertible preferred stock. The Company issued the 2,083,333 shares to Forest on September 1, 2009.

Additionally, the Company has achieved two of the development milestones under this agreement, both of which the Company determined to be substantive. In September 2008, the Company achieved a clinical milestone which triggered a $10.0 million milestone payment and in July 2009, the Company achieved a second clinical milestone which triggered a $20.0 million milestone payment. At March 31, 2011, approximately $2.9 million and $5.8 million of the milestone payments, respectively, remains deferred and is being recognized on a straight-line basis over the remaining estimated development period.

The Company recognized revenue from the Forest collaboration agreement totaling approximately $5.4 million during both the three months ended March 31, 2011 and 2010.

Further, because the Company shares development costs equally with Forest, payments from Forest with respect to research and development costs incurred by the Company are recorded as a reduction to expense, and not as revenue. As a result of the cost-sharing arrangements under the collaboration, the Company offset approximately $4.4 million and $4.1 million during the three months ended March 31, 2011 and 2010, respectively, against research and development expense.

Almirall, S.A.

In April 2009, the Company entered into a license agreement with Almirall for European rights to develop and commercialize linaclotide for the treatment of IBS-C, CC and other gastrointestinal conditions. Under the terms of the license agreement, Almirall is responsible for the expenses associated with the development and commercialization of linaclotide in the European territory. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The Company will receive escalating royalties from the sales of linaclotide in the European territory. In May 2009, the Company received a $38.0 million payment from Almirall representing a $40.0 million non-refundable up-front payment net of foreign withholding taxes. The Company elected to record the non-refundable up-front payment on a net basis. Because the license to develop and commercialize linaclotide did not have standalone value without the research and development activities provided by the Company, the Company is recognizing the up-front license fee as revenue on a straight-line basis over fifty months, which is the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the European territory. At March 31, 2011, approximately $20.5 million of the up-front license fee remains deferred. The license agreement also includes contingent milestone payments, as well as a contingent equity investment, that could total up to $55.0 million upon achievement of specific clinical and sales milestones. To date, $19.0 million, net of foreign withholding taxes, in milestone payments has already been received and Almirall made the equity investment when it purchased $15.0 million of the Company’s capital stock. Remaining pre-

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

commercial milestone payments, each of which the Company considers substantive, consist of $4.0 million upon the first commercial launch in each of the five major E.U. countries set forth in the agreement.

The license agreement included a contingent equity investment, in the form of a forward purchase contract, which required Almirall to purchase 681,819 shares of the Company’s convertible preferred stock, when a specific clinical milestone was met, at a price of $22.00 per share. The Company evaluated this financial instrument and determined that because the Company may be required to settle the instrument by transferring assets to Almirall, it should be considered an asset or liability. The contingent equity investment was valued at inception at its fair value. The Company valued the contingent equity investment at April 30, 2009 at $6.0 million, which represented the value of the premium that Almirall would pay for shares of the Company’s stock should the milestone be achieved. The $6.0 million was recorded as an asset and incremental deferred revenue at the inception of the arrangement. The $6.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which is estimated to be fifty months. At March 31, 2011, approximately $3.2 million of the incremental deferred revenue remains deferred. In November 2009, the Company achieved the clinical milestone triggering the equity investment. At that time, the Company reclassified the forward purchase contract as a reduction to convertible preferred stock. On November 13, 2009, the Company received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock.

In November 2010, the Company achieved a second development milestone under the Almirall license agreement, that the Company determined to be substantive, which resulted in a $19.0 million payment, representing a $20.0 million milestone, net of foreign withholding taxes. The Company recognized revenue of approximately $7.2 million upon achievement of the milestone. This amount represented the portion of the milestone payment equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved. The remainder of the balance was deferred, and is being recognized on a straight-line basis over the remaining development period. At March 31, 2011, approximately $10.3 million of the milestone payment remains deferred.

The Company recognized approximately $3.8 million and $2.9 million in total revenue from the Almirall license agreement during the three months ended March 31, 2011 and 2010, respectively, including approximately $18,000 and $0.3 million, respectively, from the sale of API to Almirall.

Astellas Pharma Inc.

On November 9, 2009, the Company entered into a license agreement with Astellas. Astellas has the right to develop and commercialize linaclotide for the treatment of IBS-C, CC and other gastrointestinal conditions in Japan, South Korea, Taiwan, Thailand, Philippines, and Indonesia. Under the terms of the agreement, Astellas paid the Company an up-front licensing fee of $30.0 million on November 16, 2009. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The agreement includes additional development milestone payments, each of which the Company considers substantive, that could total up to $45.0 million. These milestone payments consist of $15.0 million upon initiation of a Phase 3 study for linaclotide in Japan, $15.0 million upon filing of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan, and $15.0 million upon approval of such equivalent by the relevant regulatory authority. In addition, the Company will receive escalating royalties on linaclotide sales should Astellas receive approval to market and sell linaclotide in the Asian market. Astellas will be responsible for activities relating to regulatory approval and commercialization. Because the license to develop and commercialize linaclotide did not have standalone value without the research and development activities provided by the Company, the Company is recognizing the up-front license fee as revenue on a straight-line basis over 115 months, which is the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the Asian market. At March 31, 2011, approximately $26.6 million of the up-front license fee remains deferred. During the three months ended March 31, 2011 and 2010, the Company recognized approximately $1.0 million and $0.5 million, respectively, in revenue from the Astellas license agreement, including approximately $0.2 million from the sale of clinical materials to Astellas in each period.

Protagonist Therapeutics, Inc.

The Company entered into a collaboration agreement with Protagonist Therapeutics, Inc. and Protagonist Pty Ltd. (collectively “Protagonist”) in January 2011. Under this agreement, Protagonist will use its proprietary technology platform to discover peptides against certain targets and the Company has the rights to develop and commercialize these peptides. In connection with entering into the agreement, the Company made an up-front payment to Protagonist of approximately $2.8 million. In accordance with the applicable accounting guidance, the Company expensed the up-front payment as research and development expense. The

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Company also funds full-time equivalents for Protagonist’s drug discovery activities, and will make certain milestone and royalty payments pending the achievement of certain development and commercialization milestones. The Company will expense these payments as incurred. During the three months ended March 31, 2011, the Company recorded approximately $3.2 million in research and development expense, including the up-front payment, associated with the Protagonist agreement.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (included in cash and cash equivalents)	$42,127	$42,127	$—	$—
U.S. government-sponsored securities	46,739	—	46,739	—
U.S. Treasury securities	127,616	127,616	—	—
Total	$216,482	$169,743	$46,739	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (included in cash and cash equivalents)	$36,228	$36,228	$—	$—
U.S. government-sponsored securities (included in cash and cash equivalents)	2,998	—	2,998	—
U.S. Treasury securities	116,219	116,219	—	—
U.S. government-sponsored securities	87,487	—	87,487	—
Total	$242,932	$152,447	$90,485	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and the current portion of capital lease obligations at March 31, 2011 and December 31, 2010 are carried at amounts that approximate fair value due to their short-term maturities.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Capital lease obligations at March 31, 2011 and December 31, 2010 approximate fair value as they bear interest at a rate approximating a market interest rate.

7. Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at March 31, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011:
U.S. government-sponsored securities	$46,729	$14	$(4)	$46,739
U.S. Treasury securities	127,575	42	(1)	127,616
Total	$174,304	$56	$(5)	$174,355

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
U.S. government-sponsored securities	$87,503	$3	$(19)	$87,487
U.S. Treasury securities	116,200	24	(5)	116,219
Total	$203,703	$27	$(24)	$203,706

The contractual maturities of all securities held at March 31, 2011 are one year or less. There were eight investments in an unrealized loss position at March 31, 2011, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities was approximately $11.4 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at March 31, 2011.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated results of operations.

8. Commitments and Contingencies

The Company leases its facility and various equipment under leases that expire at varying dates through 2016. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance.

In January 2007, the Company entered into a lease agreement for 113,646 rentable square feet of office and lab space at 301 Binney Street, Cambridge, Massachusetts. The initial term of the lease is eight years expiring in January 2016, and the Company has the right to extend the initial term for two additional terms of five years each. The Company’s occupancy of the space occurred in four distinct phases, and rent for each phase commenced at the earlier of a contractually set date or the occupancy date. Base rent for the space ranges from $49.25 to $60.50 per rentable square foot per year. Base rent escalates in January 2012 based upon a formula that is tied to the Consumer Price Index. The space was delivered to the Company in September 2007, and rent payments for the first phase of occupancy commenced in January 2008. The rent expense, inclusive of the escalating rent payments and free rent period is recognized on a straight-line basis over the term of the lease agreement. In accordance with the terms of the lease agreement, in the second quarter of 2010 the Company increased the letter of credit securing its obligations under the lease agreement by approximately $2.3 million.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company entered into two amendments to the lease agreement in February 2010 and July 2010, respectively (together “the Amendments”). Pursuant to the Amendments, the Company leases an additional 57,033 rentable square feet of the 301 Binney Street building, comprised of (a) an initial phase of 35,444 rentable square feet (the “Initial Phase”), and (b) a second phase of 21,589 rentable square feet (the “Second Phase”). Rent for the Initial Phase commenced on July 1, 2010 and rent for the Second Phase commenced on March 1, 2011. Initial base rent for the Initial Phase is $42.00 per rentable square foot per year and the initial base rent for the Second Phase will be $42.50 per rentable square foot per year. Base rent for both the Initial Phase and the Second Phase will increase annually by $0.50 per rentable square foot. The Amendments do not change the expiration date of the lease agreement.

In February 2011, the Company entered into an additional amendment to the lease agreement. Pursuant to this amendment, the Company leased an additional 23,307 rentable square feet of the 301 Binney Street building. Rent for this space will commence no later than February 15, 2012. Initial base rent for this space will be $42.50 per rentable square foot per year. Base rent for this space will increase annually by $0.50 per rentable square foot. Under the terms of this amendment, the landlord will provide the Company with an allowance of $40.00 per rentable square foot for tenant improvements in this space. This amendment does not change the expiration date of the lease agreement.

The landlord has reimbursed the Company for its tenant improvements for the initial four phases occupied under the lease agreement at a set rate per rentable square foot. Under the terms of the Amendments, the landlord has or will provide the Company with an allowance of $55.00 per rentable square foot for tenant improvements in the Initial Phase and the Second Phase. As of March 31, 2011, approximately $14.4 million has been paid to the Company as reimbursement for tenant improvements under the lease agreement, including its amendments. The reimbursement amount is recorded as deferred rent on the condensed consolidated balance sheets and is being amortized as a reduction to rent expense over the term of the lease agreement.

In June 2010, the Company entered into a commercial supply agreement with a contract manufacturing organization for the purchase of a portion of the linaclotide API that will be used to obtain regulatory approval of linaclotide, and, pending any such approval, that will be incorporated into the finished product for commercialization in certain countries. The commercial supply agreement contains minimum purchase requirements that commence with the commercial launch of linaclotide and that are dependent upon forecasted commercial requirements. Since, at this time, linaclotide has not yet been approved for commercialization and future commercial demand for linaclotide is unknown, the Company cannot estimate its future minimum purchase requirements under the commercial supply agreement.

In March 2011, the Company, along with its collaboration partner Forest, entered into a commercial supply agreement with a second contract manufacturing organization for the purchase of a portion of the linaclotide API that will be used to support regulatory approval of linaclotide in the U.S. and/or Canada, and, pending any such approval, that will be incorporated into the finished product for commercialization in such countries. The commercial supply agreement contains a minimum purchase requirement for the Company and Forest that commences in 2012. Since, at this time, linaclotide has not yet been approved for commercialization and future commercial demand for linaclotide is unknown, the Company cannot estimate its actual future purchase requirements under the commercial supply agreement.

In September 2010, the Company repaid all outstanding principal and interest under its loan and security agreement with a financing company which was used to finance the purchase of laboratory and other equipment.

9. Restricted Stock

In 2009, the Company granted an aggregate of 515,549 shares of common stock to independent members of the board of directors under restricted stock agreements in accordance with the terms of the Company’s Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) and the Company’s director compensation program. 115,549 shares of restricted common stock granted in 2009 vested on December 31, 2009 and the remainder vest ratably over four years beginning in January 2010. In the event that a member of the board ceases to serve on the Company’s board prior to December 31, 2013, the member shall forfeit all unvested shares in accordance with the terms of the restricted stock agreement.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

A summary of the unvested shares of restricted stock as of March 31, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	270,000	$5.69
Granted	—	$—
Vested	(22,500)	$5.69
Forfeited	—	$—
Unvested at March 31, 2011	247,500	$5.69

10. Stock Option Plans

The Company has several share-based compensation plans (1998 Amended and Restated Stock Option Plan (“1998 Plan”), Amended and Restated 2002 Stock Incentive Plan (“2002 Plan”), 2005 Plan and the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan, together “the Plans”) under which stock options, restricted stock, restricted stock units, and other share-based awards are available for grant to employees, directors, and consultants of the Company. At March 31, 2011 and December 31, 2010, options for 3,589,287 and 5,574,857 shares, respectively, were available for future grant under the Plans.

The 2010 Employee Stock Purchase Plan (“Purchase Plan”) allows eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value of a share of common stock on the first or last day of an offering period. Each offering period is six months, beginning either on January 1 or July 1. At March 31, 2011, there were 369,562 shares available for future grant under the Purchase Plan. During the three months ending March 31, 2011, approximately $0.1 million of share-based compensation expense was recognized in relation to the Purchase Plan. No share-based compensation expense was recognized in related to the Purchase Plan in the three months ended March 31, 2010.

Each plan, other than the Purchase Plan, provides for the granting of stock awards whereby the Company’s Class B common stock is issuable upon exercise of options granted before the closing of the Company’s initial public offering and Class A common stock is issuable upon exercise of options granted after the Company’s initial public offering. At March 31, 2011, options exercisable into 11,305,544 shares of Class B common stock and 4,733,244 shares of Class A common stock were outstanding.

Under the Plans, the option price at the date of grant is determined by the board of directors and, in the case of incentive stock options, may not be less than the fair market value of the common stock at the date of grant. Due to the absence of an active market for the Company’s common stock prior to the Company’s initial public offering on February 2, 2010, the board of directors was required to determine the fair value of the common stock for consideration in setting exercise prices for the options granted and in valuing the options granted.

The Company, from time to time, issues certain time-accelerated stock options to certain employees under the Plans. The vesting of these time-accelerated stock options accelerates upon the achievement of certain performance-based milestones. If these criteria are not met, such options will vest between six and ten years after the date of grant, and expire at the end of ten years. No shares vested as a result of milestone achievements during the three months ended March 31, 2011. During the three months ended March 31, 2010, 45,000 shares vested as a result of milestone or service period achievements. At March 31, 2011 and December 31, 2010, there were 2,279,000 shares issuable under outstanding and unvested time-accelerated options. When achievement of the milestone is not deemed probable, the Company recognizes compensation expense associated with time-accelerated stock options over the vesting period of the respective stock option. When deemed probable of achievement, the Company expenses the remaining unrecognized compensation for the respective stock option over the implicit service period. At March 31, 2011, the Company has approximately $0.5 million in unrecognized share-based compensation, net of estimated forfeitures, related to these options.

The Company also issues to employees options to purchase shares of common stock subject to performance-based milestone vesting. During the three months ended March 31, 2011 and 2010, the Company granted 90,000 and 45,000 options to purchase shares of common stock subject to performance-based milestone vesting, respectively. The vesting of these stock options will occur upon the achievement of certain performance-based milestones. No stock options vested as a result of milestone achievements during the three months ended March 31, 2011. At March 31, 2011, there were 1,202,500 shares issuable under outstanding and unvested performance-based milestone options. During the three months ended March 31, 2010, 5,000 stock options were vested as a result of

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

milestone achievements and the Company recorded related share-based compensation expense of approximately $31,000 for these options. As of March 31, 2011, the Company has concluded that one additional performance-based milestone is probable of achievement, and as a result, approximately $15,000 of share-based compensation expense was recorded related to options subject to this performance-based milestone during the three months ended March 31, 2011. At March 31, 2011, the unrecognized share-based compensation expense related to performance-based options was approximately $4.4 million.

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

Determining the fair value of share-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Expected volatility	49.9%	57.7%
Expected term (in years)	6.5	6.5
Risk-free interest rate	2.8%	3.1%
Expected dividend yield	—%	—%

The following table summarizes the expense recognized for these share-based compensation arrangements in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Ironwood:
Employee stock options	$2,484	$1,458
Restricted stock awards	118	108
Non-employee stock options	37	12
ESPP	51	—
Stock awards	8	10
	2,698	1,588
Microbia Stock Plan (included in discontinued operations)	—	20
	$2,698	$1,608

Share-based compensation is reflected in the condensed consolidated statements of operations as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$1,338	$722
General and administrative	1,360	866
Net loss from discontinued operations	—	20

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table summarizes stock option activity under the share-based compensation plans, including performance-based options:

	Shares of Common Stock Attributable to Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2010	14,603,229	$4.25	6.44	$91,575
Granted	2,051,550	$11.12
Exercised	(556,673)	$1.21
Cancelled	(59,318)	$8.85
Outstanding at March 31, 2011	16,038,788	$5.22	6.75	$140,541
Vested or expected to vest at March 31, 2011	14,523,067	$5.12	6.65	$128,667
Exercisable at March 31, 2011(1)	6,634,196	$2.56	5.03	$75,770

(1)                                  All stock options granted under the 1998 Plan, 2002 Plan and 2005 Plan contain provisions allowing for the early exercise of such options into restricted stock. The exercisable shares disclosed above represent those that are vested as of March 31, 2011.

The weighted average grant date fair value per share of options granted to employees during the three months ended March 31, 2011 and 2010 was $5.80 and $6.57, respectively. The grant date fair value of the options granted to employees during the three months ended March 31, 2011 and 2010 was approximately $11.9 million and $10.1 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was approximately $6.2 million and $6.5 million, respectively.

As of March 31, 2011, there was approximately $1.2 million and $24.6 million of unrecognized share-based compensation, net of estimated forfeitures, related to restricted stock awards and unvested stock option grants with time-based vesting, respectively, which are expected to be recognized over a weighted average period of 3.32 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

11. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor of the Company. The Company paid approximately $39,000 and $59,000 in legal fees to this investor during the three months ended March 31, 2011 and 2010, respectively.

In September 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company’s convertible preferred stock and in November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 5).

In September 2006, T&L became a related party when the Company sold to T&L 1,823,529 shares of common stock of Microbia at the aggregate purchase price of approximately $2,000, and sold 7,000,000 shares of convertible preferred stock of Microbia at the aggregate purchase price of $7.0 million. In June 2010, T&L and Microbia entered into an agreement to terminate their collaboration. All current and future obligations between Microbia and T&L were terminated as a result of this agreement. As a result of the sale of the Company’s interest in Microbia to DSM, T&L is no longer a related party.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Segment Reporting

Prior to the sale of its interest in Microbia in September 2010, the Company had two reportable business segments: human therapeutics and biomanufacturing. The Company has no inter-segment revenues.

The following table reports revenue and loss from operations for the Company’s reportable segments for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
Human therapeutics	$10,237	$8,838
Biomanufacturing (included in discontinued operations)	—	214
Total	$10,237	$9,052
Loss from operations:
Human therapeutics	$(18,542)	$(14,496)
Biomanufacturing (included in discontinued operations)	—	(1,732)
Total	$(18,542)	$(16,228)

	March 31, 2011	December 31, 2010
Total assets:
Human therapeutics	$272,024	$301,365
Biomanufacturing (included in discontinued operations)	—	—
Total	$272,024	$301,365

At March 31, 2011 and December 31, 2010, all of the Company’s accounts receivable related to the human therapeutics segment.

13. State Grant

In December 2010, the Company was notified that it was awarded an approximately $1.0 million tax incentive from the Massachusetts Life Sciences Center as part of the Life Sciences Tax Incentive Program. The program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Jobs must be maintained for at least five years, during which time the credit can be recovered by the Massachusetts Department of Revenue if the Company does not meet and maintain its job creation commitments. At March 31, 2011, the Company has not recorded the credit in its condensed consolidated financial statements and plans to record the award in the second quarter of 2011.

14. Subsequent Events

In April 2011, the Company entered into a commercial supply agreement for the purchase of a portion of the linaclotide API that will be used to support international regulatory filings for approval, and pending such approval, that will be incorporated into the finished product for commercialization in certain foreign countries. The commercial supply agreement contains certain minimum purchase requirements, and aggregate purchases over the five-year term of the agreement could total up to approximately $75.0 million, depending upon demand for linaclotide.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize differentiated medicines that improve patients’ lives. To achieve this, we are building a team, a culture and processes centered on creating and marketing important new drugs. We believe that linaclotide, our guanylate cyclase type-C, or GC-C, agonist being developed for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C, or chronic constipation, or CC, could present patients and healthcare practitioners with a unique therapy for a major medical need not yet met by existing therapies. Linaclotide is our only product candidate that has demonstrated clinical proof of concept. In addition to linaclotide, we have a pipeline of early stage, pre-proof of concept development candidates in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, and respiratory disease. We are also conducting early stage, preclinical research in these therapeutic areas, as well as in the area of cardiovascular disease. We have pursued a partnering strategy for commercializing linaclotide that has enabled us to retain significant control over linaclotide’s development and commercialization, share the costs with high-quality collaborators whose capabilities complement ours, and retain approximately half of linaclotide’s future long-term value in the major pharmaceutical markets, should linaclotide meet our sales expectations.

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

We currently operate in one reportable business segment—human therapeutics. Our human therapeutics segment consists of the development and commercialization of our product candidates, including linaclotide. Prior to the sale of our interest in Microbia, we also operated in the biomanufacturing segment. Our biomanufacturing segment, which comprised a much smaller part of our business, consisted of our majority ownership interest in Microbia. For the three months ended March 31, 2010, results of operations of our biomanufacturing segment are included in net loss from discontinued operations in our financial statements.

To date, we have dedicated substantially all of our activities to the research and development of our product candidates. We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1998. We incurred net losses attributable to Ironwood Pharmaceuticals, Inc. of approximately $18.4 million and $15.9 million in the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we had an accumulated deficit of approximately $385.9 million and we expect to incur losses for the foreseeable future.

Financial Overview

Revenue.  Revenue to date from our human therapeutics segment is generated primarily through our collaboration agreement with Forest Laboratories, Inc., or Forest, and our license agreements with Almirall, S.A., or Almirall, and Astellas Pharma Inc., or Astellas. The terms of these agreements include payment to us of one or more of the following: non-refundable, up-front license fees, milestone payments; payments for providing active pharmaceutical ingredient, or API; and royalties on product sales. Revenue from our human therapeutics segment is shown in our condensed consolidated statements of operations as collaborative arrangements revenue. As a result of the sale of our interest in Microbia, as discussed above, revenue from our biomanufacturing segment is included in net loss from discontinued operations. We expect our revenue to fluctuate for the foreseeable future as our collaborative arrangements revenue is principally based on the achievement of pre-commercial and commercial milestones.

Research and development expense.  Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of compensation, benefits and other employee related expenses, research and development related facility costs and third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities. The costs of revenue related to the Microbia services contracts and costs associated with Microbia’s research and development activities are included in net loss from discontinued operations. We charge all research and development expenses to operations as incurred. Under our Forest collaboration agreement we are reimbursed for certain research and development expenses and we net these reimbursements against our research and development expenses as incurred.

Our lead product candidate is linaclotide and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is a first-in-class compound currently in Phase 3 clinical development for the treatment of IBS-C and CC and is our only product candidate that has demonstrated clinical proof of concept. In September and November 2010, we announced that we achieved positive results in each of our two Phase 3 IBS-C trials, and in November 2009, we announced that we achieved positive results in each of our two Phase 3 CC trials. We have a pipeline of early stage, pre-proof of concept development candidates in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, and respiratory disease. We are also conducting early stage, preclinical research in these therapeutic areas, as well as in the area of cardiovascular disease.

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2011 and 2010. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs. Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Demonstrated clinical proof of concept	$3,523	$7,993
Early stage, pre-proof of concept	2,784	1,693
Early stage, preclinical	4,894	1,728

We began tracking program expenses for linaclotide in 2004, and research and development program expenses from inception to March 31, 2011 were approximately $126.9 million. The expenses for linaclotide include both reimbursements to us by Forest as well as our portion of costs incurred by Forest for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreement.

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

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. In addition, we are actively engaged in evaluating externally-discovered drug candidates at all stages of development. In evaluating potential assets, we apply the same criteria as those used for investments in internally-discovered assets.

Historically, the majority of our external costs are related to linaclotide, as costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages. We expect external costs related to the linaclotide program to continue to decrease provided that no other clinical trials are necessary to obtain regulatory approval in the U.S. If our other product candidates are successful in early stage clinical trials, we would expect external costs to increase as the programs progress through later stage clinical trials. Additionally, we expect our external costs to increase as we invest in externally-discovered drug candidates through arrangements such as our collaboration with Protagonist Therapeutics, Inc. and Protagonist Pty Ltd. (collectively Protagonist).

During the three months ended March 31, 2011, we recorded approximately $3.2 million in early stage, preclinical research and development expense, including the up-front payment of $2.8 million, associated with the Protagonist agreement. The remainder of our research and development expense is not tracked by project as it consists primarily of our internal costs, and it benefits multiple projects that are in earlier stages of development and which typically share resources.

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

We expect our research and development costs to continue to be substantial for the foreseeable future and to increase with respect to our product candidates other than linaclotide, including externally-discovered product candidates, as we advance those product candidates through preclinical studies and clinical trials.

General and administrative expense.  General and administrative expense consists primarily of compensation, benefits and other employee related expenses for personnel in our administrative, finance, legal, information technology, business development, commercial and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, general and administrative related facility costs and professional fees for accounting and legal services. As a result of our initial public offering, or IPO, in February 2010, we have experienced increases in general and administrative expense relating to operating as a public company. These increases included legal fees, accounting fees, costs associated with implementing and complying with the requirements of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Protection Act of 2010 and fees for investor relations services. We anticipate general and administrative expenses to continue to increase as we develop our infrastructure and organization necessary to commercialize and support linaclotide.

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

During the three months ended March 31, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, and ASU No. 2010-17, Revenue Recognition — Milestone Method, or ASU 2010-17, as discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other than the adoption of these two standards, there have been no significant changes to our critical accounting policies. There were no significant changes in our critical accounting estimates, including as a result of the adoption of these standards. See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2011 for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

As a result of the sale of our interest in Microbia, we have presented the assets, liabilities, operations, and cash flows of Microbia as discontinued operations for all periods presented prior to the sale.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Collaborative arrangements revenue	$10,237	$8,838
Operating expenses:
Research and development	19,555	17,549
General and administrative	9,224	5,785
Total operating expenses	28,779	23,334
Loss from operations	(18,542)	(14,496)
Other income (expense):
Interest expense	(16)	(53)
Interest and investment income	154	68
Other income	3	—
Other income (expense), net	141	15
Net loss from continuing operations	(18,401)	(14,481)
Net loss from discontinued operations	—	(1,772)
Net loss	(18,401)	(16,253)
Net loss from discontinued operations attributable to noncontrolling interest	—	329
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(18,401)	$(15,924)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Collaborative arrangements revenue	$10,237	$8,838	$1,399	15.8%

Collaborative Arrangements Revenue.  The increase in revenue from collaborative arrangements for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to the receipt of the $19.0 million milestone payment, net of foreign withholding taxes, in November 2010 related to the Almirall license agreement. In the three months ended March 31, 2011, we recognized approximately $1.1 million related to this milestone payment compared with none during the three months ended March 31, 2010. Additionally, we recognized approximately $0.5 million more in revenue from the up-front license in the Astellas agreement during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. These increases were partially offset by the recognition of approximately $0.3 million less in revenue in the three months ended March 31, 2011 from shipments of clinical trial materials to Almirall and Astellas than in the corresponding period in 2010.

Operating Expenses

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Operating Expenses:
Research and development	$19,555	$17,549	$2,006	11.4%
General and administrative	9,224	5,785	3,439	59.4%
Total operating expenses	$28,779	$23,334	$5,445	23.3%

Research and Development Expense.  The increase in research and development expense of approximately $2.0 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to an increase of approximately $2.1 million in compensation, benefits, and employee related expenses primarily due to increased headcount, an increase of approximately $0.6 million in share-based compensation expense primarily related to our annual stock option grants, an increase of approximately $3.2 million in external research costs related to the license and research and development fees paid to Protagonist, an increase of approximately $0.8 million in research and development related facilities and other research and development support costs largely due to increased rent and depreciation expense associated with the additional space we leased and amortization of leasehold improvements related to our 301 Binney Street facility, offset by a decrease of approximately $4.6 million in support of the Phase 3 clinical trials for linaclotide, primarily resulting from lower clinical trial and collaboration expenses as our CC and IBS-C trials were completed at the end of 2010.

General and Administrative Expense.  The increase in general and administrative expense of approximately $3.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to an increase of approximately $1.6 million in compensation and benefits related expenses due to increased headcount, an increase of approximately $0.5 million in share-based compensation expense primarily related to our annual stock option grants, an increase of approximately $0.5 million in general and administrative related facilities costs primarily due to increased rent and depreciation expense associated with the additional space we leased and amortization of leasehold improvements related to our 301 Binney Street facility, and an increase in external consulting costs of approximately $0.7 million associated with developing the infrastructure to commercialize and support linaclotide.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(16)	$(53)	$37	69.8%
Interest and investment income	154	68	86	126.5%
Other income	3	—	3	100.0%
Total other income (expense), net	$141	$15	$126	840.0%

Interest Expense.  The decrease in interest expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily the result of the repayment of the long-term debt in September 2010, partially offset by increased interest expense resulting from the capital leases we entered into in 2010 and 2011.

Interest and Investment Income.  The increase in interest and investment income for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to the receipt of the proceeds of our IPO in February 2010 and higher average interest rates during the three months ended March 31, 2011.

Net Loss From Discontinued Operations. The decrease in net loss from discontinued operations for the three months ended March 31, 2011 compared to March 31, 2010 is the result of the sale of Microbia, our former subsidiary, in September 2010.

Net Loss From Discontinued Operations Attributable to Noncontrolling Interest. The decrease in net loss from discontinued operations attributable to noncontrolling interest for the three months ended March 31, 2011 compared to March 31, 2010 is the result of the sale of Microbia, our former subsidiary, in September 2010.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,913)	$(26,612)
Investing activities	25,207	(223,489)
Financing activities	599	203,109
Net increase (decrease) in cash and cash equivalents	$1,893	$(46,992)

We have incurred losses since our inception on January 5, 1998 and, as of March 31, 2011, we had a cumulative deficit of approximately $385.9 million. We have financed our operations to date primarily through the sale of preferred stock and common stock, including approximately $203.2 million of net proceeds from our IPO, payments received under collaborative arrangements, including reimbursement of certain expenses, debt financings and interest earned on investments. At March 31, 2011, we had approximately $220.6 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus accrued interest, which approximates fair market value. Our available-for-sale securities include amounts held in U.S. government-sponsored securities and U.S. Treasury securities. We invest cash in excess of immediate requirements in accordance with our investment policy which limits the amounts we may invest in any one type of investment and requires all investments held by us to be A+ rated so as to primarily achieve liquidity and capital preservation.

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $23.9 million for the three months ended March 31, 2011. The primary uses of cash were our net loss from continuing operations of approximately $18.4 million and a decrease of approximately $11.1 million in working capital resulting primarily from reductions in deferred revenue as revenue was recognized from our collaboration and our license agreements. These uses of cash were partially offset by non-cash items of approximately $5.6 million.

Net cash used in operating activities totaled approximately $26.6 million for the three months ended March 31, 2010. The primary uses of cash were our net loss from continuing operations of approximately $14.5 million, approximately $2.0 million used in operating activities from discontinued operations and a decrease of approximately $13.1 million in working capital resulting primarily from reductions in deferred revenue as revenue was recognized from our collaboration agreement and our license agreements, as well as reductions in accounts payable and accrued expenses and accrued research and development costs. These uses of cash were partially offset by non-cash items of approximately $3.0 million.

Cash Flows From Investing Activities

Cash provided by investing activities for the three months ended March 31, 2011 totaled approximately $25.2 million and resulted primarily from the sales and maturities of securities of approximately $68.1 million, partially offset by the purchase of approximately $39.4 million of securities and the purchase of approximately $3.5 million of property and equipment.

Cash used in investing activities for the three months ended March 31, 2010 totaled approximately $223.5 million and resulted primarily from the purchase of approximately $222.4 million of securities related to the investment of the net proceeds of our IPO and the purchase of approximately $1.1 million of property and equipment.

Cash Flows From Financing Activities

Cash provided by financing activities for the three months ended March 31, 2011 totaled approximately $0.6 million primarily resulting from approximately $0.7 million of proceeds from the exercise of stock options, partially offset by approximately $0.1 million of payments on our capital leases.

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

We have generated revenue from services, up-front license fees and milestones, but have not generated any product revenue since our inception and do not expect to generate any product revenue from our collaborative arrangements or the sale of products unless we receive regulatory approval for commercial sale of linaclotide. We believe that our cash on hand as of the date of this Quarterly Report on Form 10-Q and additional cash milestone payments we may receive from our current and future collaborators give us substantial strategic optionality and will enable us to operate the company in a productive way, through at least 2014. Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying estimates regarding the costs to obtain regulatory approval and the costs to commercialize linaclotide, is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Commitments and Obligations in our Annual Report on Form 10-K for the year ended December 31, 2010.

In March 2011, we, along with our collaboration partner Forest, entered into a commercial supply agreement with a second contract manufacturing organization for the purchase of a portion of the linaclotide API that will be used to support regulatory approval of linaclotide in the U.S. and/or Canada, and, pending any such approval, that will be sold commercially in such countries. The commercial supply agreement contains a minimum purchase requirement for us and Forest that commences in 2012. Since, at this time, linaclotide has not yet been approved for commercialization and future commercial demand for linaclotide is unknown, we cannot estimate our actual future purchase requirements under the commercial supply agreement.

In April 2011, we entered into a commercial supply agreement for the purchase of a portion of the linaclotide API that will be used to support international regulatory filings for approval, and pending such approval, that will be incorporated into the finished product for commercialization in certain foreign countries. The commercial supply agreement contains certain minimum purchase requirements, and aggregate purchases over the five-year term of the agreement could total up to approximately $75.0 million, depending upon demand for linaclotide.

Related Party Transactions

We have and currently obtain legal services from a law firm that is an investor of ours. We paid approximately $39,000 and $59,000 in legal fees to this investor during the three months ended March 31, 2011 and 2010, respectively.

In September 2006, Tate & Lyle Investments, Ltd., or T&L, became a related party when we sold to them 1,823,529 shares of common stock of Microbia at the aggregate purchase price of approximately $2,000, and sold 7,000,000 shares of convertible preferred stock of Microbia at the aggregate purchase price of $7.0 million. T&L accounted for approximately 93% of our revenue from discontinued operations for the three months ended March 31, 2010. In June 2010, T&L and Microbia entered into an agreement to terminate their collaboration. All current and future obligations between Microbia and T&L were terminated as a result of this agreement. As a result of the sale of our interest in Microbia to DSM, T&L is no longer a related party.

In September 2009, Forest became a related party when we sold to them 2,083,333 shares of our convertible preferred stock at a price of $12.00 per share for cash proceeds of $25.0 million. Forest accounted for approximately 53% and 62% of our revenue from continuing operations for the three months ended March 31, 2011 and 2010, respectively.

In November 2009, Almirall became a related party when we sold to them 681,819 shares of our convertible preferred stock at a price of $22.00 per share for cash proceeds of $15.0 million. Almirall accounted for approximately 37% and 33% of our revenue from continuing operations for the three months ended March 31, 2011 and 2010, respectively.

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

Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification Subtopic 605-25 (previously included within EITF 00-21) Revenue Arrangements with Multiple Deliverables, or EITF 00-21. The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and allows for retrospective application. On January 1, 2011, we adopted ASU 2009-13 on a prospective basis. The adoption did not have a material impact on our consolidated financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17. ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. On January 1, 2011, we adopted ASU 2010-17 to change our accounting policy to begin applying the milestone method on a prospective basis. As we elected prospective adoption, there was no material impact on our consolidated financial position or results of operations. However, the adoption of ASU 2010-17 is expected to impact the accounting for any milestone payments we receive in future periods.

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers , or ASU 2010-27, which provides guidance on how to recognize and classify the fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (together, the Acts). The Acts impose an annual fee for each calendar year beginning on or after January 1, 2011 payable by branded prescription drug manufacturers and importers on branded prescription drugs. The liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. As we do not currently have a commercial product, the effect of this guidance will be limited to future transactions.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

We do not believe our cash, cash equivalents and available-for-sale investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and available-for-sale securities do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

Our capital lease obligations bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates.

Foreign Currency Risk

We have no operations outside the U.S. and do not have any foreign currency or other derivative financial instruments.

Effects of Inflation

We do not believe that inflation and changing prices have had a material effect on our business over the three months ended March 31, 2011 and 2010.

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

Linaclotide is our GC-C agonist that is currently in Phase 3 clinical development for the treatment of IBS-C and CC. In September and November 2010, we announced that we achieved positive results in each of our two Phase 3 IBS-C trials, and in November 2009, we announced that we achieved positive results in each of our two Phase 3 CC trials. Even though linaclotide met all primary and secondary endpoints in each of the Phase 3 IBS-C and CC trials, it may not be approved for either or both indications or for any other indication for which we seek approval from the FDA.

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

Undesirable side effects caused by linaclotide could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. Any serious adverse events deemed to be caused by linaclotide could have a material adverse effect upon the linaclotide program and our business as a whole. The most common adverse event to date in the clinical studies evaluating the safety and efficacy of linaclotide has been diarrhea. For the most part, the diarrhea has been considered mild or moderate by the patients. In the four Phase 3 clinical trials, our results indicate that diarrhea was seen in 14% to 20% of linaclotide-treated patients, and was the most common adverse event that led to study discontinuation in 3% to 6% of linaclotide-treated patients. In our clinical development program, there have been no serious adverse events in any patients receiving linaclotide treatment that were deemed by a study investigator or us to be “definitely related” or “probably related” to linaclotide treatment, nor have there been any deaths in any patients receiving linaclotide treatment that were deemed by a study investigator or us to be related to linaclotide treatment.

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

We do not currently possess internal manufacturing capacity. We currently utilize the services of contract manufacturers to manufacture our clinical supplies. With respect to the manufacturing of linaclotide, we (along with our U.S. collaboration partner, Forest) have entered into commercial supply agreements with PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB and with Roche Colorado Corporation, each for the manufacture of the linaclotide API that will be used to obtain regulatory approval of linaclotide, and, pending any such approval, that will be incorporated into the finished product for commercialization in certain countries. In addition, we have established development agreements with multiple other peptide manufacturers and continue to pursue commercial supply agreements with these manufacturers for linaclotide API. We may not be able to enter into agreements with these manufacturers on commercially reasonable terms, or at all. If we enter into a commercial supply agreement with a manufacturer but then change or add manufacturers, the regulatory authorities in each territory must approve these manufacturers’ facilities and processes prior to use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of linaclotide. While we believe we will have arrangements to produce a sufficient amount of API, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship with an alternative manufacturer.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations, and the challenges associated with complex supply chain management. We, together with our partners Forest and Almirall, are currently evaluating the stability of different batch sizes of linaclotide at various points in time. If we are unable to demonstrate stability in accordance with commercial requirements, or if our manufacturers were to encounter difficulties or otherwise fail to comply with their obligations to us, our ability to obtain FDA or European Medicines Agency, or EMA, approval and market linaclotide would be jeopardized.

Each of the linaclotide manufacturers would need to comply with good manufacturing practices, or GMP, requirements enforced by the FDA and foreign regulatory authorities through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of linaclotide may be unable to comply with these GMP requirements and with other regulatory requirements. We have little control over our manufacturers’ or collaboration partners’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the quality of linaclotide is compromised due to a manufacturers’ or collaboration partners’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize linaclotide, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in regulatory submissions, approvals or commercialization of linaclotide or our other product candidates, entail higher costs or result in our being unable to effectively commercialize linaclotide or our other product candidates. Furthermore, if our manufacturers or collaboration partners fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

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

We anticipate submitting an NDA for linaclotide with the FDA in the third quarter of 2011. However, even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Linaclotide and our other product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We have out-licensed the European rights to develop and commercialize linaclotide to Almirall, and we have out-licensed the same rights in certain Asian countries to Astellas. In the future, we may seek to commercialize linaclotide in foreign countries outside of Europe and those Asian countries with other parties or by ourselves. In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S. Almirall anticipates submitting a Market Authorization Application, or MAA, with the EMA in the second half of 2011. The time required to obtain approval in other jurisdictions, including the European Union, or E.U., might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that linaclotide may not be approved for all indications requested, which could limit the uses of linaclotide and have an adverse effect on its commercial potential or require costly post-marketing studies.

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

•                  the ability of patients or providers to be adequately reimbursed for linaclotide in a timely manner from government and private payors; and

•                  the actual and perceived safety profile of linaclotide, particularly if unanticipated adverse events related to linaclotide treatment arise and create safety concerns among potential patients or prescribers.

We may face competition in the IBS-C and CC marketplace, and new products may emerge that provide different or better alternatives for treatment of gastrointestinal conditions.

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

We work jointly and collaboratively with Forest, Almirall and Astellas on many decisions related to the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of our partners’ management teams in functional areas such as development, quality, regulatory and commercial. The success of our collaboration is highly dependent on the resources, efforts and skills of our partners and their key employees. If a partner undergoes a change of control or a change of management, we will need to reestablish many of these relationships and we will need to regain alignment of our development and commercialization strategy for linaclotide. Further, any change of control or management may result in a reprioritization of linaclotide within such partner’s profile, and such a change may adversely affect the timeline and likelihood of achieving regulatory approval and, ultimately, the commercialization of linaclotide, or such partner may fail to maintain the financial resources necessary to continue financing its portion of the development, manufacturing or commercialization costs.

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

We expect to experience pricing pressures in connection with the sale of linaclotide and our future products due to the healthcare reforms discussed below, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of health maintenance organizations and additional legislative proposals.

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

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts; and

•                  the federal Physician Payments Sunshine Act, and similar state laws in certain states, that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professional and health care organizations.

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

Additional provisions of the health care reform law, which become effective this year and in subsequent years, may negatively affect our future revenue and prospects for profitability. Along with other pharmaceutical manufacturers and importers of brand name prescription drugs, we would be assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid. As part of the health care reform law’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on brand name prescription drugs sold to beneficiaries who fall within the donut hole.

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

In pursuing our growth strategy, we will incur a variety of costs and may devote resources to potential opportunities that are never completed or for which we never receive any benefit. Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.

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

Competitors may infringe our patents or may assert our patents are invalid. To counter ongoing or potential infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Litigation with generic manufacturers has become increasingly common in the biopharmaceutical industry. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent application at risk of not issuing.

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

In recent years, we have focused primarily on developing linaclotide, with the goal of supporting regulatory approval for this product candidate. We have financed our operations primarily through the issuance of equity and our collaboration and license arrangements, and we have incurred losses in each year since our inception in 1998. We incurred net losses attributable to Ironwood Pharmaceuticals, Inc. of approximately $18.4 million and $15.9 million in the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we had an accumulated deficit of approximately $385.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in connection with our efforts to commercialize linaclotide and our research and development of our other product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing product candidates, conducting clinical trials, establishing manufacturing relationships and marketing drugs are expensive and uncertain. We believe that our cash on hand as of the date of this Quarterly Report on Form 10-Q and additional cash milestone payments we may receive from our current and future collaborators give us substantial strategic optionality and will enable us to operate the company in a productive way through at least 2014. However, circumstances, our strategic imperatives, or opportunities to create or acquire new development programs could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

•                  if linaclotide receives regulatory approval, the level of underlying demand for that product and wholesalers’ buying patterns;

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

Risks Relating to Securities Markets and Investment in Our Stock

The concentration of our capital stock ownership with our pre-IPO stockholders will limit your ability to influence certain corporate matters.

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

•                  a dissolution or liquidation of Ironwood; and

•                  every matter, if and when any individual, entity or “group” (as such term is used in Regulation 13D of the Securities Exchange Act of 1934, as amended, or the Exchange Act) has, or has publicly disclosed (through a press release or a filing with the SEC) an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined.

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of May 2, 2011, the holders of our Class A common stock own 50.4 % and the holders of our Class B common stock own 49.6% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 9.2% and holders of our Class B common stock have 90.8% of the total votes in each of the matters identified in the list above. This concentrated control with our Class B common stock holders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could negatively impact the market price of our Class A common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control. These provisions include the following:

•                  Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure, holders of our Class B common stock have significant influence over certain matters requiring stockholder approval, including significant corporate transactions, such as a merger. This concentrated control could discourage others from initiating a change of control transaction that other stockholders may view as beneficial.

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

•                  Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock are not able to take certain actions outside of a stockholders’ meeting.

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

•                  the success of our clinical studies for our product candidates;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our repurchases of our equity securities during the quarter ended March 31, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share
Period:	—	$—
January 1, 2011 – January 31, 2011	—	$—
February 1, 2011 – February 28, 2011	7,196	$3.76
March 1, 2011 – March 31, 2011	—	$—
Total	7,196

The foregoing repurchases were made in connection with the departure of one of our employees who had exercised options prior to their vesting, as permitted under our Amended and Restated 2005 Stock Incentive Plan.

Use of Proceeds

In February 2010, we completed our IPO of our Class A common stock pursuant to a Registration Statement on Form S-1, as amended (File No. 333-163275) that was declared effective on February 2, 2010.

There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 4, 2010. As of March 31, 2011, approximately $33.2 million of the net proceeds remained available and were invested in highly liquid, short-term, interest-bearing funds, pending their use to fund our operations. Since our IPO, we estimate that we have used the proceeds in the following way:

•                  approximately $32.6 million to fund the development and commercialization of linaclotide;

•                  approximately $25.9 million to fund both research and development of early stage product candidates and preclinical research in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, respiratory disease, and cardiovascular disease; and

•                  approximately $111.5 million for general corporate purposes.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: May 13, 2011	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ MICHAEL J. HIGGINS
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

10.1#*	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan.
10.2+*	Commercial Supply Agreement, dated as of March 28, 2011, by and among Roche Colorado Corporation, Ironwood Pharmaceuticals, Inc., and Forest Laboratories, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

#                                         Management contract or compensatory plan, contract, or agreement.

+                                         Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the SEC pursuant to the confidential treatment request.

*                                         Filed herewith.

‡                                          Furnished herewith.