Form 10-Q
period 2011-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2011-08-12
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes ☒ No

As of August 1, 2011, there were 56,472,788 shares of Class A common stock outstanding and 43,849,074 shares of Class B common stock outstanding.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$48,185	$44,321
Available-for-sale securities	152,912	203,706
Accounts receivable	110	19
Related party accounts receivable, net	2,517	2,876
Prepaid expenses and other assets	4,658	5,320
Restricted cash	—	2,833
Total current assets	208,382	259,075
Restricted cash	7,647	7,647
Property and equipment, net	33,484	34,369
Other assets	214	274
Total assets	$249,727	$301,365
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,507	$4,302
Accrued research and development costs	5,429	8,140
Accrued expenses	6,648	8,938
Current portion of capital lease obligations	229	197
Current portion of deferred rent	3,282	2,799
Current portion of deferred revenue	48,555	40,050
Other current liabilities	194	—
Total current liabilities	70,844	64,426
Capital lease obligations, net of current portion	540	393
Deferred rent, net of current portion	14,379	14,612
Deferred revenue, net of current portion	33,144	62,383
Other liabilities	703	—
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 51,589,856 and 48,202,089 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	51	48
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 48,658,805 and 50,970,247 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	49	51
Additional paid-in capital	534,749	526,991
Accumulated deficit	(404,785)	(367,540)
Accumulated other comprehensive income	53	1
Total stockholders’ equity	130,117	159,551
Total liabilities and stockholders’ equity	$249,727	$301,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Collaborative arrangements revenue	$11,262	$9,188	$21,499	$18,026
Operating expenses:
Research and development	19,409	19,897	38,964	37,446
General and administrative	10,805	6,601	20,029	12,386
Total operating expenses	30,214	26,498	58,993	49,832
Loss from operations	(18,952)	(17,310)	(37,494)	(31,806)
Other income (expense):
Interest expense	(17)	(44)	(33)	(97)
Interest and investment income	125	189	279	257
Other income	—	—	3	—
Other income (expense), net	108	145	249	160
Net loss from continuing operations	(18,844)	(17,165)	(37,245)	(31,646)
Net loss from discontinued operations	—	(44)	—	(1,816)
Net loss	(18,844)	(17,209)	(37,245)	(33,462)
Net loss from discontinued operations attributable to noncontrolling interest	—	73	—	402
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(18,844)	$(17,136)	$(37,245)	$(33,060)
Net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted:
Continuing operations	$(0.19)	$(0.18)	$(0.37)	$(0.39)
Discontinued operations	—	—	—	(0.02)
Net loss per share	$(0.19)	$(0.18)	$(0.37)	$(0.41)
Weighted average number of common shares used in net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	99,674,969	97,642,330	99,458,336	80,893,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(37,245)	$(33,462)
Loss from discontinued operations	—	(1,816)
Loss from continuing operations	(37,245)	(31,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,037	2,718
Loss on disposal of property and equipment	—	223
Share-based compensation expense	5,649	3,253
Accretion of discount/premium on investment securities	1,342	487
Changes in assets and liabilities:
Accounts receivable	268	621
Restricted cash	2,833	(2,348)
Prepaid expenses and other current assets	662	(1,253)
Other assets	60	(277)
Accounts payable and accrued expenses	1,571	425
Accrued research and development costs	(2,711)	(3,828)
Deferred revenue	(20,734)	(17,223)
Deferred rent	250	6,814
Other liabilities	897	—
Net cash used in operating activities from continuing operations	(42,121)	(42,034)
Net cash used in operating activities from discontinued operations	—	(2,443)
Total net cash used in operating activities	(42,121)	(44,477)
Cash flows from investing activities:
Purchases of available-for-sale securities	(57,082)	(274,131)
Sales and maturities of available-for-sale securities	106,586	37,467
Purchases of property and equipment	(5,467)	(8,604)
Net cash provided by (used in) investing activities from continuing operations	44,037	(245,268)
Net cash provided by investing activities from discontinued operations	—	1
Total net cash provided by (used in) investing activities	44,037	(245,267)
Cash flows from financing activities:
Proceeds from initial public offering	—	203,167
Proceeds from exercise of stock options, stock purchase plan and issuance of restricted stock	2,094	466
Payments on borrowings	(146)	(657)
Net cash provided by financing activities from continuing operations	1,948	202,976
Net cash used in financing activities from discontinued operations	—	(181)
Net cash provided by financing activities	1,948	202,795
Net increase (decrease) in cash and cash equivalents	3,864	(86,949)
Cash and cash equivalents, beginning of period	44,321	122,306
Cash and cash equivalents, end of period	$48,185	$35,357
Supplemental cash flow disclosures:
Cash paid for interest (including discontinued operations)	$35	$180
Purchases under capital leases	$325	$487

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (the “Company”) is an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize differentiated medicines that improve patients’ lives. The Company’s lead product candidate is linaclotide, a guanylate cyclase type-C (“GC-C”) agonist being developed for the treatment of patients with irritable bowel syndrome with constipation (“IBS-C”) or chronic constipation (“CC”). Linaclotide achieved positive results in each of two Phase 3 IBS-C and CC clinical trials. The Company also has a pipeline focused on both research and development of early stage product candidates and preclinical research in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, respiratory disease and cardiovascular disease.

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

The Company has generated an accumulated deficit as of June 30, 2011 of approximately $404.8 million since inception. In February 2010, the Company completed its initial public offering of Class A common stock and raised a total of approximately $203.2 million in net proceeds (Note 3).

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of June 30, 2011 and results of its operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010. The interim results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements of Ironwood Pharmaceuticals, Inc. include the revenue, expenses and cash flows of Microbia, over which the Company exercised control until September 21, 2010, when the Company sold its 85% interest in Microbia to DSM. The Company recorded noncontrolling interest in its condensed consolidated statements of operations for the ownership interest of the minority owners of Microbia. All intercompany transactions and balances are eliminated in consolidation.

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

Additionally, in accordance with the applicable accounting standards, the Company considered if the operations and cash flows of Microbia had been eliminated from the ongoing operations of the Company and if the Company would have any significant continuing involvement in the operations of Microbia after the sale in order to determine whether or not to present Microbia as discontinued operations in the financial statements. The Company determined that Microbia met the requirements for presentation as discontinued operations and accordingly, the Company classified the assets, liabilities, operations and cash flows of Microbia as discontinued operations for all periods presented prior to the sale.

The agreement with DSM also included future contingent consideration in the form of a royalty on future sales of products incorporating Microbia’s technology through the earlier of a) 2024, b) the invalidity of any Microbia patent, or c) the maximum agreed upon amount is reached. As of June 30, 2011, no amounts have been recorded for the contingent consideration in the Company’s condensed consolidated financial statements.

Reclassifications

Amounts associated with the Company’s former subsidiary, Microbia, have been presented as discontinued operations for all periods in the condensed consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company’s management evaluates its estimates, including those related to revenue recognition, available-for-sale securities, impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development expense, contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents consist of money market funds and certain U.S. government sponsored securities. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $43.6 million and $39.2 million at June 30, 2011 and December 31, 2010, respectively.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other-than-temporary impairments for the three months ended June 30, 2011.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, restricted cash, available-for-sale securities and accounts receivable. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s available-for-sale investments primarily consist of U.S. government-sponsored securities and U.S. Treasury securities and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy which limits the amounts the Company may invest in any one type of investment, and requires all investments held by the Company to be A+ rated, thereby reducing credit risk concentration.

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

At June 30, 2011 and December 31, 2010, accounts receivable from Forest, net of any payables due Forest, accounted for approximately 79% and 89%, respectively, of the Company’s total accounts receivable. At June 30, 2011 and December 31, 2010, Almirall accounted for approximately 17% and 10%, respectively, of the Company’s total accounts receivable.

The percentages of revenue from continuing operations recognized from significant customers of the Company in the three and six months ended June 30, 2011 and 2010 are included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Collaborative Partner:
Forest	48%	59%	51%	60%
Almirall	44%	30%	40%	32%
Astellas	8%	11%	9%	8%

For the three and six months ended June 30, 2011 and 2010, no additional customers accounted for more than 10% of the Company’s revenue from continuing operations. Tate & Lyle Investments, Ltd. (“T&L”) accounted for approximately 99% and 98% of the Company’s revenue from discontinued operations for the three and six months ended June 30, 2010, respectively.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

payments for the manufacture of API and development materials, payments based upon the achievement of certain milestones and royalties on product sales. In addition, prior to September 2010, the Company generated services revenue through agreements that generally provided for fees for research and development services rendered.

For arrangements that include multiple deliverables, the Company follows the provisions of the Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition — Multiple-Element Arrangements, in accounting for these agreements. Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC Topic 605-25. Refer to Note 2, Recently Adopted Accounting Standards, for additional discussion of this standard and its impact on the Company’s accounting for collaboration and license agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, services have been rendered or delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

At June 30, 2011, the Company had collaboration and license agreements with Forest, Almirall and Astellas. Refer to Note 5, Collaboration and License Agreements, for additional discussion on these agreements.

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

For all of the collaboration and license agreements discussed in Note 5, the licenses and research and development activities did not qualify as separate units of accounting since the licenses did not have standalone value without the research and development activities. Up-front payments on a license are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. The Company generally estimates this period as the estimated period of performance, which is typically the research and development term due to the Company’s continuing involvement in the performance of research and development activities, primarily through its participation on a joint development committee. Typically the research and development term begins at the inception of the collaboration or license agreement and concludes when the Company’s significant research and development obligations under the agreement have concluded. The Company believes this period of involvement is 60 months for the Forest collaboration, 41 months for the Almirall license agreement and 115 months for the Astellas license agreement. Quarterly, the Company reassesses its periods of substantial involvement over which the Company amortizes its up-front license fees and makes adjustments as appropriate. In the event that a license were to be terminated, the Company would recognize as revenue any portion of the up-front fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Up-front payments on a license may be recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered elements, which generally include research and development activities and manufacture of API and development materials.

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

Services Revenue

Prior to September 2010, the Company recognized services revenue when there was persuasive evidence that an arrangement existed, services had been rendered or delivery had occurred, the price was fixed and determinable, and collection was reasonably assured. Revenue from research and development services rendered was recognized as services were performed. As a result of the sale of the Company’s interest in Microbia in September 2010, services revenue is included in net loss from discontinued operations.

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

Net Loss Per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has excluded unvested restricted stock and shares that are subject to repurchase by the Company from the weighted average number of common shares outstanding. The Company’s potentially dilutive shares, which include outstanding common stock options and unvested shares of restricted stock, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. The Company presents the net loss per share attributable to both continuing and discontinued operations. The loss attributable to the noncontrolling interest is included in the net loss per share from discontinued operations.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Accordingly, the deferred tax assets have been fully reserved at June 30, 2011 and December 31, 2010. Management reevaluates the positive and negative evidence on a quarterly basis.

The Company accounts for uncertain tax positions recognized in the condensed consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There were no income tax provisions or benefits for the three and six months ended June 30, 2011 and 2010 given the Company’s continued net operating loss position.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no indicators of impairment at June 30, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(18,844)	$(17,136)	$(37,245)	$(33,060)
Change in unrealized gain (loss) on investments	1	143	52	44
Comprehensive loss attributable to Ironwood Pharmaceuticals, Inc.	$(18,843)	$(16,993)	$(37,193)	$(33,016)

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Prior to the sale of its interest in Microbia in September 2010, the Company had two reportable business segments: human therapeutics and biomanufacturing (Note 12). Revenue from the Company’s human therapeutics segment is presented in the condensed consolidated statements of operations as collaborative arrangements revenue. Revenue from the Company’s biomanufacturing segment is presented as a component of the net loss from discontinued operations.

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

Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”)). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. On January 1, 2011, the Company adopted ASU 2009-13 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17. ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. On January 1, 2011, the Company adopted ASU 2010-17 to change its accounting policy to begin applying the milestone method on a prospective basis. As the Company elected prospective adoption, there was no material impact on its consolidated financial position or results of operations. However, the adoption of ASU 2010-17 is expected to impact the Company’s accounting for any milestone payments received in future periods.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. The Company expects to adopt this standard beginning in 2012. As ASU 2011-05 impacts presentation only, it will have no effect on the Company’s consolidated financial statements.

3. Initial Public Offering

In February 2010, the Company completed its initial public offering of Class A common stock pursuant to a registration statement that was declared effective on February 2, 2010. The Company sold 19,166,667 shares of its Class A common stock, which included 2,500,000 shares of the Company’s Class A common stock sold pursuant to an over-allotment option granted to the underwriters, at a price to the public of $11.25 per share. As a result of the initial public offering, the Company raised a total of $215.6 million in gross proceeds, and approximately $203.2 million in net proceeds after deducting underwriting discounts and expenses.

Upon the closing of the initial public offering, 69,904,843 shares outstanding of the Company’s convertible preferred stock automatically converted into 70,391,620 shares of its Class B common stock.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss from continuing operations	$(18,844)	$(17,165)	$(37,245)	$(31,646)
Net loss from discontinued operations	—	(44)	—	(1,816)
Less: net loss from discontinued operations attributable to noncontrolling interest	—	73	—	402
Net income (loss) from discontinued operations attributable to Ironwood Pharmaceuticals, Inc.	—	29	—	(1,414)
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(18,844)	$(17,136)	$(37,245)	$(33,060)
Denominator:
Weighted average number of common shares used in net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	99,674,969	97,642,330	99,458,336	80,893,200
Net loss per share associated with continuing operations	$(0.19)	$(0.18)	$(0.37)	$(0.39)
Net loss per share associated with discontinued operations attributable to Ironwood Pharmaceuticals, Inc.	$—	$—	$—	$(0.02)
Net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	$(0.19)	$(0.18)	$(0.37)	$(0.41)

The net loss attributable to noncontrolling interest is reflected in the net loss from discontinued operations for purposes of segregating the earnings per share calculation between continuing and discontinued operations.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2011 and 2010, as they would be anti-dilutive:

	At June 30,
	2011	2010
Options to purchase common stock	15,786,758	14,888,833
Shares subject to repurchase	203,201	338,556
	15,989,959	15,227,389

5. Collaboration and License Agreements

Forest Laboratories, Inc.

In September 2007, the Company entered into a collaboration agreement with Forest to jointly develop and commercialize linaclotide, a drug candidate for the treatment of IBS-C, CC and other gastrointestinal conditions, in North America. Under the terms of this collaboration agreement, the Company shares equally with Forest all development costs, as well as potential future profits and losses from the development and sale of linaclotide in the U.S. The Company will receive royalties from Forest for sales in Canada and Mexico. The Company retained the rights to commercialize linaclotide outside of North America. Forest made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have standalone value without the research and development activities provided by the Company, the Company is recognizing the up-front license fee as revenue on a straight-line basis over 60 months, which is the Company’s estimate of the period over which linaclotide will be jointly developed under the collaboration. At June 30, 2011, approximately $16.9 million of the up-front license fee remains deferred and is being recognized on a straight-line basis over the

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

remaining estimated development period. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment based on the achievement of specific development and commercial milestones. These payments, including the up-front license fee, could total up to $330.0 million if certain development and sales milestones are achieved for linaclotide. To date, $100.0 million in license fees and milestone payments has already been received and Forest made the equity investment when it purchased $25.0 million of the Company’s capital stock. Of the remaining milestones, each of which the Company considers substantive, pre-commercial milestone payments could total up to $20.0 million upon new drug application (“NDA”) acceptance by the U.S. Food and Drug Administration (“FDA”) and up to $85.0 million upon NDA approval. The Company can also achieve up to approximately $100.0 million in a sales related milestone if certain conditions are met.

The collaboration agreement included a contingent equity investment, in the form of a forward purchase contract, which required Forest to purchase shares of the Company’s convertible preferred stock, upon achievement of a specific clinical milestone. Based on the Company’s evaluation, this financial instrument was considered an asset or liability, which was required to be carried at fair value. At the inception of the arrangement, the Company valued the contingent equity investment and recorded a $9.0 million asset and incremental deferred revenue. The $9.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which was estimated to be 60 months from the inception of the arrangement. At June 30, 2011, approximately $2.2 million of the incremental deferred revenue remains deferred. In July 2009, the Company achieved the clinical milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. The Company issued the 2,083,333 shares to Forest on September 1, 2009.

Additionally, the Company has achieved two of the development milestones under this agreement, both of which the Company determined to be substantive. In September 2008, the Company achieved a clinical milestone which triggered a $10.0 million milestone payment and in July 2009, the Company achieved a second clinical milestone which triggered a $20.0 million milestone payment. At June 30, 2011, approximately $2.4 million and $4.8 million of the milestone payments, respectively, remain deferred and are being recognized on a straight-line basis over the remaining estimated development period.

The Company recognized revenue from the Forest collaboration agreement totaling approximately $5.5 million during both the three months ended June 30, 2011 and 2010 and approximately $10.9 million during both the six months ended June 30, 2011 and 2010.

Further, because the Company shares development costs equally with Forest, payments from Forest with respect to research and development costs incurred by the Company are recorded as a reduction to expense, and not as revenue. As a result of the cost-sharing arrangements under the collaboration, the Company offset approximately $2.5 million and $6.9 million during the three and six months ended June 30, 2011, respectively, and approximately $4.2 million and $8.3 million during the three and six months ended June 30, 2010, respectively, against research and development expense.

Almirall, S.A.

In April 2009, the Company entered into a license agreement with Almirall for European rights to develop and commercialize linaclotide for the treatment of IBS-C, CC and other gastrointestinal conditions. Under the terms of the license agreement, Almirall is responsible for the expenses associated with the development and commercialization of linaclotide in the European territory. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The Company will receive escalating royalties from the sales of linaclotide in the European territory. In May 2009, the Company received a $38.0 million payment from Almirall representing a $40.0 million non-refundable up-front payment net of foreign withholding taxes. The Company elected to record the non-refundable up-front payment on a net basis. Because the license to develop and commercialize linaclotide did not have standalone value without the research and development activities provided by the Company, the Company is recognizing the up-front license fee as revenue on a straight-line basis over the development period, the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the European territory. In June 2011, the Company revised its estimate of the development period from 50 months to 41 months and adjusted its amortization of the remaining deferred revenue accordingly. At June 30, 2011, approximately $17.8 million of the up-front license fee remains deferred. The license agreement also includes contingent milestone payments, as well as a contingent equity investment, that could total up to $55.0 million upon achievement of specific clinical and sales milestones. To date, $19.0 million, net of foreign withholding taxes, in milestone payments has already been received and Almirall made the equity investment when it purchased $15.0 million of the Company’s capital stock. Remaining pre-commercial milestone payments, each of which the Company considers substantive, consist of $4.0 million upon the first commercial launch in each of the five major E.U. countries set forth in the agreement.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The license agreement included a contingent equity investment, in the form of a forward purchase contract, which required Almirall to purchase shares of the Company’s convertible preferred stock, upon achievement of a specific clinical milestone. Based on the Company’s evaluation, this financial instrument was considered an asset or liability, which was required to be carried at fair value. The contingent equity investment was valued at inception at its fair value. At the inception of the arrangement, the Company valued the contingent equity investment and recorded a $6.0 million asset and incremental deferred revenue. The $6.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which was originally estimated to be 50 months and was revised in June 2011 to 41 months. The reduction in the development period was recorded as a change in estimate and deferred revenue will be recorded over the revised period on a prospective basis. At June 30, 2011, approximately $2.8 million of the incremental deferred revenue remains deferred. In November 2009, the Company achieved the clinical milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. On November 13, 2009, the Company received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock.

In November 2010, the Company achieved a second development milestone under the Almirall license agreement, that the Company determined to be substantive, which resulted in a $19.0 million payment, representing a $20.0 million milestone, net of foreign withholding taxes. The Company recognized revenue of approximately $7.2 million upon achievement of the milestone. This amount represented the portion of the milestone payment equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved. The remainder of the balance was deferred, and is being recognized on a straight-line basis over the remaining development period. At June 30, 2011, approximately $8.9 million of the milestone payment remains deferred.

The Company recognized approximately $4.9 million and $8.7 million in total revenue from the Almirall license agreement during the three and six months ended June 30, 2011, respectively, including approximately $0.4 million in each period from the sale of API to Almirall. During the three and six months ended June 30, 2010, the Company recognized approximately $2.8 million and $5.7 million, respectively, in total revenue from the Almirall license agreement, including approximately $0.1 million and $0.4 million, respectively, from the sale of API to Almirall.

Astellas Pharma Inc.

On November 9, 2009, the Company entered into a license agreement with Astellas. Astellas has the right to develop and commercialize linaclotide for the treatment of IBS-C, CC and other gastrointestinal conditions in Japan, South Korea, Taiwan, Thailand, Philippines and Indonesia. Under the terms of the agreement, Astellas paid the Company an up-front licensing fee of $30.0 million on November 16, 2009. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The agreement includes additional development milestone payments, each of which the Company considers substantive, that could total up to $45.0 million. These milestone payments consist of $15.0 million upon initiation of a Phase 3 study for linaclotide in Japan, $15.0 million upon filing of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan, and $15.0 million upon approval of such equivalent by the relevant regulatory authority. In addition, the Company will receive escalating royalties on linaclotide sales should Astellas receive approval to market and sell linaclotide in the Asian market. Astellas will be responsible for activities relating to regulatory approval and commercialization. Because the license to develop and commercialize linaclotide did not have standalone value without the research and development activities provided by the Company, the Company is recognizing the up-front license fee as revenue on a straight-line basis over 115 months, which is the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the Asian market. At June 30, 2011, approximately $25.8 million of the up-front license fee remains deferred. During the three and six months ended June 30, 2011, the Company recognized approximately $0.9 million and $1.9 million, respectively, in revenue from the Astellas license agreement, including approximately $0.1 million and $0.3 million, respectively, from the sale of clinical materials to Astellas. During the three and six months ended June 30, 2010, the Company recognized approximately $1.0 million and $1.4 million, respectively, in revenue from the Astellas license agreement, including approximately $0.2 million and $0.4 million, respectively, from the sale of clinical materials to Astellas.

Protagonist Therapeutics, Inc.

The Company entered into a collaboration agreement with Protagonist Therapeutics, Inc. and Protagonist Pty Ltd. (collectively “Protagonist”) in January 2011. Under this agreement, Protagonist will use its proprietary technology platform to discover peptides against certain targets and the Company has the rights to develop and commercialize these peptides. In connection

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

with entering into the agreement, the Company made an up-front payment to Protagonist of approximately $2.8 million. In accordance with the applicable accounting guidance, the Company expensed the up-front payment as research and development expense. The Company also funds full-time equivalents for Protagonist’s drug discovery activities, and will make certain milestone and royalty payments pending the achievement of certain development and commercialization milestones. The Company will expense these payments as incurred. During the three and six months ended June 30, 2011, the Company recorded approximately $0.6 million and $3.8 million, respectively, in research and development expense, including the up-front payment, associated with the Protagonist agreement.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (included in cash and cash equivalents)	$43,570	$43,570	$—	$—
U.S. government-sponsored securities	45,171	—	45,171	—
U.S. Treasury securities	107,741	107,741	—	—
Total	$196,482	$151,311	$45,171	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (included in cash and cash equivalents)	$36,228	$36,228	$—	$—
U.S. government-sponsored securities (included in cash and cash equivalents)	2,998	—	2,998	—
U.S. Treasury securities	116,219	116,219	—	—
U.S. government-sponsored securities	87,487	—	87,487	—
Total	$242,932	$152,447	$90,485	$—

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and the current portion of capital lease obligations at June 30, 2011 and December 31, 2010 are carried at amounts that approximate fair value due to their short-term maturities.

Capital lease obligations at June 30, 2011 and December 31, 2010 approximate fair value as they bear interest at a rate approximating a market interest rate.

7. Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at June 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011:
U.S. government-sponsored securities	$45,181	$10	$(20)	$45,171
U.S. Treasury securities	107,679	62	—	107,741
Total	$152,860	$72	$(20)	$152,912

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
U.S. government-sponsored securities	$87,503	$3	$(19)	$87,487
U.S. Treasury securities	116,200	24	(5)	116,219
Total	$203,703	$27	$(24)	$203,706

The contractual maturities of all securities held at June 30, 2011 was one year or less. There were five investments in an unrealized loss position at June 30, 2011, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities was approximately $14.7 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at June 30, 2011.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated results of operations.

8. Commitments and Contingencies

The Company leases its facility and various equipment under leases that expire at varying dates through 2018. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance and maintenance.

In January 2007, the Company entered into a lease agreement for 113,646 rentable square feet of office and lab space at 301 Binney Street, Cambridge, Massachusetts. The initial term of the lease is eight years expiring in January 2016, and the Company has the right to extend the initial term for two additional terms of five years each. The Company’s occupancy of the space occurred in four distinct phases, and rent for each phase commenced at the earlier of a contractually set date or the occupancy date. Base rent for the space ranges from $49.25 to $60.50 per rentable square foot per year. Base rent escalates in January 2012 based upon a formula that is tied to the Consumer Price Index. The space was delivered to the Company in September 2007, and rent payments for the initial

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

occupancy commenced in January 2008. The rent expense, inclusive of the escalating rent payments and free rent period is recognized on a straight-line basis over the term of the lease agreement. In accordance with the terms of the lease agreement, in the second quarter of 2010, the Company increased the letter of credit securing its obligations under the lease agreement by approximately $2.3 million.

The Company amended the lease agreement in February 2010, July 2010 and February 2011 (together “the Amendments”) in order to lease additional space. Pursuant to the Amendments, the Company leases an additional 80,340 rentable square feet of the 301 Binney Street building, comprised of (a) an initial phase of 35,444 rentable square feet (the “Initial Phase”), (b) a second phase of 21,589 rentable square feet (the “Second Phase”) and (c) a third phase of 23,307 rentable square feet (the “Third Phase”). Rent for the Initial Phase commenced on July 1, 2010, rent for the Second Phase commenced on March 1, 2011 and rent for the Third Phase will commence no later than February 15, 2012. Initial base rent for the Initial Phase is $42.00 per rentable square foot per year and the initial base rent for the Second Phase and Third Phase is $42.50 per rentable square foot per year. Base rent for the Initial Phase, Second Phase and Third Phase will increase annually by $0.50 per rentable square foot. The Amendments do not change the expiration date of the lease agreement.

The landlord has reimbursed the Company for its tenant improvements for the space occupied prior to the Amendments at a set rate per rentable square foot. Under the terms of the Amendments, the landlord has or will provide the Company with an allowance for the expansion space, which consists of $55.00 per rentable square foot for tenant improvements in the Initial Phase and the Second Phase and an allowance of $40.00 per rentable square foot for the Third Phase. As of June 30, 2011, approximately $15.9 million has been paid to the Company as reimbursement for tenant improvements under the lease agreement, including the Amendments. The reimbursement amount is recorded as deferred rent on the condensed consolidated balance sheets and is being amortized as a reduction to rent expense over the term of the lease agreement.

The Company, and in some cases, along with its collaboration partner, Forest, has entered into multiple commercial supply agreements for the purchase of linaclotide API and drug product. Some of the agreements contain minimum purchase commitments, the earliest of which commences in 2012. As of June 30, 2011, the Company’s minimum purchase requirement across all the agreements is approximately $44.8 million through 2017.

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

A summary of the unvested shares of restricted stock as of June 30, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	270,000	$5.69
Granted	—	$—
Vested	(42,500)	$5.70
Forfeited	(27,500)	$5.48
Unvested at June 30, 2011	200,000	$5.72

10. Stock Option Plans

The Company has several share-based compensation plans under which stock options, restricted stock, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company. At June 30, 2011 and December 31, 2010, options for 3,328,825 and 5,574,857 shares, respectively, were available for future grant under the plans.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Determining the fair value of share-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected volatility	48.3%	57.3%	49.6%	57.7%
Expected term (in years)	6.5	6.5	6.5	6.5
Risk-free interest rate	2.6%	3.1%	2.8%	3.1%
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the expense recognized for these share-based compensation arrangements in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Ironwood:
Employee stock options	$2,759	$1,407	$5,243	$2,865
Restricted stock awards	97	119	215	227
Non-employee stock options	41	46	78	58
ESPP	47	—	98	—
Stock awards	7	93	15	103
	2,951	1,665	5,649	3,253
Microbia Stock Plan (included in discontinued operations)	—	25	—	45
	$2,951	$1,690	$5,649	$3,298

Share-based compensation is reflected in the condensed consolidated statements of operations as follows for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$1,465	$1,034	$2,803	$1,756
General and administrative	1,486	631	2,846	1,497
Net loss from discontinued operations	—	25	—	45

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table summarizes stock option activity under the share-based compensation plans, including performance-based options:

	Shares of Common Stock Attributable to Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2010	14,603,229	$4.25	6.44	$91,575
Granted	2,440,050	$11.66
Exercised	(1,068,688)	$1.62
Cancelled	(187,833)	$8.17
Outstanding at June 30, 2011	15,786,758	$5.53	6.61	$160,914
Vested or expected to vest at June 30, 2011	14,330,899	$5.43	6.52	$147,403
Exercisable at June 30, 2011(1)	6,551,243	$2.91	4.96	$83,936

(1)                                  All stock options granted under the1998 Amended and Restated Stock Option Plan, the Amended and Restated 2002 Stock Incentive Plan and the 2005 Plan contain provisions allowing for the early exercise of such options into restricted stock. The exercisable shares disclosed above represent those that are vested as of June 30, 2011.

The weighted average grant date fair value per share of options granted to employees during the three and six months ended June 30, 2011 was approximately $7.67 and $6.10, respectively, and approximately $7.26 and $6.69 during the three and six months ended June 30, 2010, respectively. The grant date fair value of the options granted to employees during the three and six months ended June 30, 2011 was approximately $3.0 million and $14.9 million, respectively, and approximately $2.4 million and $12.5 million during the three and six months ended June 30, 2010, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was approximately $6.6 million and $12.8 million, respectively, and approximately $2.0 million and $8.4 million during the three and six months ended June 30, 2010, respectively.

As of June 30, 2011, there was approximately $1.1 million and $24.1 million of unrecognized share-based compensation, net of estimated forfeitures, related to restricted stock awards and unvested stock option grants with time-based vesting, respectively, which are expected to be recognized over a weighted average period of 2.5 years and 3.2 years, respectively. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

11. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid approximately $57,000 and $95,000 in legal fees to this investor during the three and six months ended June 30, 2011, respectively, and approximately $41,000 and $100,000 during the three and six months ended June 30, 2010, respectively.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table reports revenue and loss from operations for the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Human therapeutics	$11,262	$9,188	$21,499	$18,026
Biomanufacturing (included in discontinued operations)	—	1,771	—	1,985
Total	$11,262	$10,959	$21,499	$20,011
Loss from operations:
Human therapeutics	$(18,952)	$(17,310)	$(37,494)	$(31,806)
Biomanufacturing (included in discontinued operations)	—	(9)	—	(1,741)
Total	$(18,952)	$(17,319)	$(37,494)	$(33,547)

	June 30, 2011	December 31, 2010
Total assets:
Human therapeutics	$249,727	$301,365
Biomanufacturing (included in discontinued operations)	—	—
Total	$249,727	$301,365

At June 30, 2011 and December 31, 2010, all of the Company’s accounts receivable related to the human therapeutics segment.

13. State Grant

In May 2011, the Company recorded approximately $0.9 million as a receivable associated with the Life Sciences Tax Incentive Program from the Massachusetts Life Sciences Center. The program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Jobs must be maintained for at least five years, during which time the grant proceeds can be recovered by the Massachusetts Department of Revenue if the Company does not meet and maintain its job creation commitments. The Company recorded the tax credit in its condensed consolidated financial statements in other liabilities, current and long term, with a corresponding receivable and will begin recognizing the award when the Company reasonably believes it has satisfied its job creation commitments. As of June 30, 2011, the Company has not recognized any portion of the award in its condensed consolidated statement of operations.

14. Subsequent Events

On July 27, 2011, the Company entered into a collaboration and license agreement with Depomed, Inc. (“Depomed”) in which it has licensed the rights to Depomed’s AcuformTM gastric retentive drug delivery technology. In connection with entering into the agreement, the Company will make an up-front payment to Depomed. The Company will also fund full-time equivalents of certain of Depomed’s development activities, and could make certain milestone and royalty payments pending the achievement of certain development and commercialization milestones.

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

Overview

We are an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize differentiated medicines that improve patients’ lives. To achieve this, we are building a team, a culture and processes centered on creating and marketing important new drugs. We believe that linaclotide, our guanylate cyclase type-C, or GC-C, agonist being developed for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C, or chronic constipation, or CC, could present patients and healthcare practitioners with a unique therapy for a major medical need not yet met by existing therapies. Linaclotide is our only product candidate that has demonstrated clinical proof of concept. On August 9, 2011, we and our U.S. collaboration partner, Forest Laboratories, Inc., or Forest, announced that we submitted a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA. In addition to linaclotide, we have a pipeline of early stage, pre-proof of concept development candidates in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, and respiratory disease. We are also conducting early stage, preclinical research in these therapeutic areas, as well as in the area of cardiovascular disease. We have pursued a partnering strategy for commercializing linaclotide that has enabled us to retain significant control over linaclotide’s development and commercialization, share the costs with high-quality collaborators whose capabilities complement ours, and retain approximately half of linaclotide’s future long-term value in the major pharmaceutical markets, should linaclotide meet our sales expectations.

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

We currently operate in one reportable business segment—human therapeutics. Our human therapeutics segment consists of the development and commercialization of our product candidates, including linaclotide. Prior to the sale of our interest in Microbia, we also operated in the biomanufacturing segment. Our biomanufacturing segment, which comprised a much smaller part of our business, consisted of our majority ownership interest in Microbia. For the three and six months ended June 30, 2010, results of operations of our biomanufacturing segment are included in net loss from discontinued operations in our financial statements.

To date, we have dedicated substantially all of our activities to the research and development of our product candidates. We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1998. We incurred net losses attributable to Ironwood Pharmaceuticals, Inc. of approximately $18.8 million and $37.2 million in the three and six months ended June 30, 2011, respectively, and approximately $17.1 million and $33.1 million in the three and six months ended June 30, 2010, respectively. As of June 30, 2011, we had an accumulated deficit of approximately $404.8 million and we expect to incur losses for the foreseeable future.

Financial Overview

Revenue.  Revenue to date from our human therapeutics segment is generated primarily through our collaboration agreement with Forest, and our license agreements with Almirall, S.A., or Almirall, and Astellas Pharma Inc., or Astellas. The terms of these agreements include payment to us of one or more of the following: non-refundable, up-front license fees; milestone payments; payments for providing active pharmaceutical ingredient, or API; and royalties on product sales. Revenue from our human therapeutics segment is shown in our condensed consolidated statements of operations as collaborative arrangements revenue. As a result of the sale of our interest in Microbia, as discussed above, revenue from our biomanufacturing segment is included in net loss from discontinued operations. We expect our revenue to fluctuate for the foreseeable future as our collaborative arrangements revenue is principally based on the achievement of pre-commercial and commercial milestones. During the second half of 2011, we expect an increase in our collaborative arrangements revenue as we expect to achieve the pre-commercial milestones related to the FDA’s acceptance of our NDA, triggering milestone payments of up to $20.0 million.

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

Our lead product candidate is linaclotide and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is a first-in-class compound being developed for the treatment of IBS-C and CC and is our only product candidate that has demonstrated clinical proof of concept. Linaclotide achieved positive results in each of our two Phase 3 IBS-C trials and in each of our two Phase 3 CC trials. We have a pipeline of early stage, pre-proof of concept development candidates in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, and respiratory disease. We are also conducting early stage, preclinical research in these therapeutic areas, as well as in the area of cardiovascular disease.

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2011 and 2010. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs. Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Demonstrated clinical proof of concept	$5,428	$7,216	$8,951	$15,209
Early stage, pre-proof of concept	2,628	3,585	5,412	5,278
Early stage, preclinical	2,313	1,443	7,207	3,171

We began tracking program expenses for linaclotide in 2004, and research and development program expenses from inception to June 30, 2011 were approximately $132.3 million. The expenses for linaclotide include both reimbursements to us by Forest as well as our portion of costs incurred by Forest for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreement.

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

During the three and six months ended June 30, 2011, we recorded approximately $0.6 million and $3.8 million, respectively, in early stage, preclinical research and development expense, including the up-front payment of approximately $2.8 million, associated with the Protagonist agreement. The remainder of our research and development expense is not tracked by project as it consists primarily of our internal costs, and it benefits multiple projects that are in earlier stages of development and which typically share resources.

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

General and administrative expense.  General and administrative expense consists primarily of compensation, benefits and other employee related expenses for personnel in our administrative, finance, legal, information technology, corporate development, commercial and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, general and administrative related facility costs and professional fees for accounting and legal services. As a result of our initial public offering, or IPO, in February 2010, we experienced increases in general and administrative expense relating to operating as a public company. These increases included legal fees, accounting fees, costs associated with implementing and complying with the requirements of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Protection Act of 2010 and fees for investor relations services. We anticipate general and administrative expenses to continue to increase as we develop our infrastructure and organization necessary to commercialize and support linaclotide.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported periods. These estimates and assumptions, including those related to revenue recognition, available-for-sale securities, impairments of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development expenses, contingencies and share-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. Prior to our IPO, we also evaluated our estimates and judgments regarding the fair value assigned to our common stock. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions.

During the six months ended June 30, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, and ASU No. 2010-17, Revenue Recognition — Milestone Method, or ASU 2010-17, as discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other than the adoption of these two standards, there have been no significant changes to our critical accounting policies. In June 2011, we revised our estimate of the development period associated with our Almirall license agreement from 50 months to 41 months and adjusted the amortization of the remaining deferred revenue accordingly. Other than this change in estimate, there were no other significant changes in our critical accounting estimates, including as a result of the adoption of these standards. See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2011 for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

As a result of the sale of our interest in Microbia, we have presented the assets, liabilities, operations and cash flows of Microbia as discontinued operations for all periods presented prior to the sale.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Collaborative arrangements revenue	$11,262	$9,188	$21,499	$18,026
Operating expenses:
Research and development	19,409	19,897	38,964	37,446
General and administrative	10,805	6,601	20,029	12,386
Total operating expenses	30,214	26,498	58,993	49,832
Loss from operations	(18,952)	(17,310)	(37,494)	(31,806)
Other income (expense):
Interest expense	(17)	(44)	(33)	(97)
Interest and investment income	125	189	279	257
Other income	—	—	3	—
Other income (expense), net	108	145	249	160
Net loss from continuing operations	(18,844)	(17,165)	(37,245)	(31,646)
Net loss from discontinued operations	—	(44)	—	(1,816)
Net loss	(18,844)	(17,209)	(37,245)	(33,462)
Net loss from discontinued operations attributable to noncontrolling interest	—	73	—	402
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(18,844)	$(17,136)	$(37,245)	$(33,060)

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Collaborative arrangements revenue	$11,262	$9,188	$2,074	22.6%	$21,499	$18,026	$3,473	19.3%

Collaborative Arrangements Revenue.  The increase in revenue of approximately $2.1 million from collaborative arrangements for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily related to the Almirall license agreement. The receipt of the $19.0 million milestone payment, net of foreign withholding taxes, in November 2010 resulted in the recognition of approximately $1.4 million in revenue during the three months ended June 30, 2011 compared with none during the three months ended June 30, 2010. Additionally, in June 2011, we revised our estimate of the development period associated with the Almirall license agreement which resulted in approximately $0.5 million in additional revenue recognized during the three months ended June 2011 related to the up-front payment and the amortization of the deferred revenue associated with the forward purchase contract. We also recognized approximately $0.2 million more in revenue in the three months ended June 30, 2011 from shipments of clinical trial materials to Almirall and Astellas than in the corresponding period in 2010.

The increase in revenue of approximately $3.5 million from collaborative arrangements for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to the receipt of the $19.0 million milestone payment, net of foreign withholding taxes, in November 2010 related to the Almirall license agreement. In the six months ended June 30, 2011, we recognized approximately $2.5 million related to this milestone payment compared with none during the six months ended June 30, 2010. In June 2011, we revised our estimate of the development period associated with the Almirall license agreement which resulted in approximately $0.5 million in additional revenue recognized during the six months ended June 2011 related to the up-front payment and the amortization of the deferred revenue associated with the forward purchase contract. Additionally, we recognized approximately $0.5 million more in revenue from the up-front license payment related to the Astellas agreement during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, as the development period and related amortization did not commence until March 2010.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Operating Expenses:
Research and development	$19,409	$19,897	$(488)	(2.5)%	$38,964	$37,446	$1,518	4.1%
General and administrative	10,805	6,601	4,204	63.7%	20,029	12,386	7,643	61.7%
Total operating expenses	$30,214	$26,498	$3,716	14.0%	$58,993	$49,832	$9,161	18.4%

Research and Development Expense.  The decrease in research and development expense of approximately $0.5 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to a decrease of approximately $4.1 million in support of the development of linaclotide, primarily resulting from lower clinical trial, manufacturing and net collaboration reimbursements as our CC and IBS-C trials were completed at the end of 2010. These decreases were partially offset by an increase of approximately $2.1 million in compensation, benefits, share-based compensation, and other employee related expenses primarily due to increased headcount, an increase of approximately $0.6 million in external research costs related to the research and development fees paid to Protagonist, an increase of approximately $0.4 million in research and development related facilities costs associated with the additional space we leased in our 301 Binney Street facility and an increase of approximately $0.5 million in external consulting primarily associated with the preparation of the linaclotide NDA and developing the infrastructure to support the post-approval compliance for linaclotide.

The increase in research and development expense of approximately $1.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to an increase of approximately $4.8 million in compensation, benefits, share-based compensation, and other employee related expenses primarily due to increased headcount, an increase of approximately $3.8 million in external research costs related to the license and research and development fees paid to Protagonist, an increase of approximately $1.2 million in research and development related facilities costs associated with the additional space we leased in our 301 Binney Street facility, and an increase of approximately $1.0 million in external consulting costs primarily related to the preparation of the linaclotide NDA and developing the infrastructure to support post-approval compliance of linaclotide, partially offset by a decrease of approximately $9.1 million in support of the development of linaclotide, primarily resulting from lower clinical trial, manufacturing and net collaboration reimbursements as our CC and IBS-C trials were completed at the end of 2010.

General and Administrative Expense.  The increase in general and administrative expense of approximately $4.2 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was due to an increase of approximately $2.2 million in compensation and benefits related expenses due to increased headcount, an increase of approximately $0.8 million in share-based compensation expense primarily related to our new hire and annual stock option grants, an increase of approximately $0.7 million in general and administrative related facilities costs associated with the additional space we leased in our 301 Binney Street facility, and an increase in external consulting costs, net of Forest reimbursement, of approximately $0.5 million associated with developing the infrastructure to commercialize and support linaclotide.

The increase in general and administrative expense of approximately $7.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to an increase of approximately $4.3 million in compensation, benefits, and other employee related expenses primarily due to increased headcount, an increase of approximately $1.3 million in share-based compensation expense primarily related to our new hire and annual stock option grants, an increase of approximately $1.0 million in general and administrative related facilities costs associated with the additional space we leased in our 301 Binney Street facility, and an increase in external consulting costs, net of Forest reimbursement, of approximately $1.0 million associated with developing the infrastructure to commercialize and support linaclotide.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest expense	$(17)	$(44)	$27	61.4%	$(33)	$(97)	$64	66.0%
Interest and investment income	125	189	(64)	(33.9)%	279	257	22	8.6%
Other income	—	—	—	—%	3	—	3	100.0%
Total other income (expense), net	$108	$145	$(37)	(25.5)%	$249	$160	$89	55.6%

Interest Expense.  The decrease in interest expense for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was primarily the result of the repayment of the long-term debt in September 2010, partially offset by increased interest expense resulting from the capital leases we entered into in 2010 and 2011.

Interest and Investment Income.  The decrease in interest and investment income for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was due to lower average cash balances and interest rates during the three months ended June 30, 2011.

The increase in interest and investment income for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was due to higher average cash balances during the six months ended June 30, 2011 resulting from the receipt of our IPO proceeds in February 2010.

Net Loss From Discontinued Operations. The decrease in net loss from discontinued operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was the result of the sale of Microbia, our former subsidiary, in September 2010.

Net Loss From Discontinued Operations Attributable to Noncontrolling Interest. The decrease in net loss from discontinued operations attributable to noncontrolling interest for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was the result of the sale of Microbia, our former subsidiary, in September 2010.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(42,121)	$(44,477)
Investing activities	44,037	(245,267)
Financing activities	1,948	202,795
Net increase (decrease) in cash and cash equivalents	$3,864	$(86,949)

We have incurred losses since our inception on January 5, 1998 and, as of June 30, 2011, we had a cumulative deficit of approximately $404.8 million. We have financed our operations to date primarily through the sale of preferred stock and common stock, including approximately $203.2 million of net proceeds from our IPO, payments received under collaborative arrangements, including reimbursement of certain expenses, debt financings and interest earned on investments. At June 30, 2011, we had approximately $201.1 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus accrued interest, which approximates fair market value. Our available-for-sale securities include amounts held in U.S. government-sponsored securities and U.S. Treasury securities. We invest cash in excess of immediate requirements in accordance with our investment policy which limits the amounts we may invest in any one type of investment and requires all investments held by us to be A+ rated so as to primarily achieve liquidity and capital preservation.

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $42.1 million for the six months ended June 30, 2011. The primary uses of cash were our net loss from continuing operations of approximately $37.2 million and a decrease of approximately $16.9 million in working capital resulting primarily from reductions in deferred revenue as revenue was recognized from our collaboration and our license agreements. These uses of cash were partially offset by non-cash items of approximately $12.0 million.

Net cash used in operating activities totaled approximately $44.5 million for the six months ended June 30, 2010. The primary uses of cash were our net loss from continuing operations of approximately $31.6 million, approximately $2.4 million used in operating activities from discontinued operations and a decrease of approximately $17.1 million in working capital resulting primarily from reductions in deferred revenue as revenue was recognized from our collaboration agreement and our license agreements. These uses of cash were partially offset by non-cash items of approximately $6.6 million.

Cash Flows From Investing Activities

Cash provided by investing activities for the six months ended June 30, 2011 totaled approximately $44.0 million and resulted primarily from the sales and maturities of securities of approximately $106.6 million, partially offset by the purchase of approximately $57.1 million of securities and the purchase of approximately $5.5 million of property and equipment.

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

Cash Flows From Financing Activities

Cash provided by financing activities for the six months ended June 30, 2011 totaled approximately $1.9 million primarily resulting from approximately $2.1 million of proceeds from the purchase of shares under the employee stock purchase plan and the exercise of stock options, partially offset by payments on our capital leases.

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

We, and in some cases, along with our collaboration partner, Forest, have entered into multiple commercial supply agreements for the purchase of linaclotide API and drug product. Some of the agreements contain minimum purchase commitments, the earliest of which commences in 2012. As of June 30, 2011, our minimum purchase requirement across all the agreements is approximately $44.8 million through 2017.

Related Party Transactions

We have and currently obtain legal services from a law firm that is an investor of ours. We paid approximately $57,000 and $95,000 in legal fees to this investor during the three and six months ended June 30, 2011, respectively, and approximately $41,000 and $100,000 during the three and six months ended June 30, 2010, respectively.

In September 2006, Tate & Lyle Investments, Ltd., or T&L, became a related party when we sold to them 1,823,529 shares of common stock of Microbia at the aggregate purchase price of approximately $2,000, and sold 7,000,000 shares of convertible preferred stock of Microbia at the aggregate purchase price of $7.0 million. T&L accounted for approximately 99% and 98% of our revenue from discontinued operations for the three and six months ended June 30, 2010, respectively. In June 2010, T&L and Microbia entered into an agreement to terminate their collaboration. All current and future obligations between Microbia and T&L were terminated as a result of this agreement. As a result of the sale of our interest in Microbia to DSM, T&L is no longer a related party.

In September 2009, Forest became a related party when we sold to them 2,083,333 shares of our convertible preferred stock at a price of $12.00 per share for cash proceeds of $25.0 million. Forest accounted for approximately 48% and 51% of our revenue from continuing operations for the three and six months ended June 30, 2011, respectively, and approximately 59% and 60% for the three and six months ended June 30, 2010, respectively.

In November 2009, Almirall became a related party when we sold to them 681,819 shares of our convertible preferred stock at a price of $22.00 per share for cash proceeds of $15.0 million. Almirall accounted for approximately 44% and 40% of our revenue from continuing operations for the three and six months ended June 30, 2011, respectively, and approximately 30% and 32% for the three and six months ended June 30, 2010, respectively.

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

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers, or ASU 2010-27, which provides guidance on how to recognize and classify the fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (together, the Acts). The Acts impose an annual fee for each calendar year beginning on or after January 1, 2011 payable by branded prescription drug manufacturers and importers on branded prescription drugs. The liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. As we do not currently have a commercial product, the effect of this guidance will be limited to future transactions.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards, or IFRS, as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. We expect to adopt this standard beginning in 2012. As ASU 2011-05 impacts presentation only, it will have no effect on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We invest our cash in a variety of financial instruments, principally deposits, securities issued by the U.S. government and its agencies and money market instruments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our cash is deposited in and invested through highly rated financial institutions in North America.

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

We do not believe our cash, cash equivalents and available-for-sale investments have significant risk of default or illiquidity at this time, as they are invested in securities issued by the U.S. government. While we believe our cash, cash equivalents and available-for-sale securities do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value.

Our capital lease obligations bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates.

Foreign Currency Risk

We have no operations outside the U.S. and do not have any foreign currency or other derivative financial instruments.

Effects of Inflation

We do not believe that inflation and changing prices have had a material effect on our business over the three and six months ended June 30, 2011 and 2010.

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

On August 9, 2011, we and our U.S. collaboration partner, Forest, announced that we submitted an NDA with the FDA for our lead product candidate, linaclotide, for the treatment of IBS-C and CC. In the second half of this year, our European partner, Almirall, anticipates submitting a Market Authorization Application, or MAA, with the European Medicines Agency, or EMA, for linaclotide for the treatment of IBS-C. We and Forest are not permitted to market linaclotide in the U.S. until we receive approval of the NDA from the FDA.  Our other partners, including Almirall in Europe, are not permitted to market linaclotide in any foreign jurisdictions until they receive the requisite marketing approvals from the regulatory authorities in such jurisdictions.

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

Linaclotide is our GC-C agonist that achieved positive results in each of our two Phase 3 IBS-C trials and each of our two Phase 3 CC trials. Even though linaclotide met all primary and secondary endpoints in each of these trials, it may not be approved for either or both indications or for any other indication for which we seek approval from the FDA or a foreign regulatory authority. Further, the FDA and any foreign regulatory authority may disagree with our trial design or our interpretation of data from clinical trials, or they may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. The FDA and any foreign regulatory authority might also approve linaclotide for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA and any foreign regulatory authority may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of linaclotide. Any failure to obtain regulatory approval of linaclotide would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

If linaclotide receives marketing approval, and undesirable side effects are caused or appear to be caused by the product, a number of potentially significant negative consequences could result, including:

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

We do not currently possess internal manufacturing capacity- we use contract manufacturers to manufacture our clinical and commercial supplies. With respect to the manufacturing of linaclotide, we have entered into commercial supply agreements with PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB and with Roche Colorado Corporation, each for the manufacture of the linaclotide API that will be used to obtain regulatory approval of linaclotide, and, pending any such approval, that will be incorporated into the finished product for commercialization in our partnered territories. However, if we change or add manufacturers, the regulatory authorities in each territory must approve these manufacturers’ facilities and processes prior to use, which may require compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of linaclotide. While we believe we will have arrangements to produce a sufficient amount of API, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship with an alternative manufacturer.

These third party manufacturers acquire the raw materials for the API from a limited number of sources. Any curtailment in the availability of these raw materials could result in production or other delays with consequent adverse effects on us. In addition, changes in raw material suppliers may also result in production delays or higher raw material costs.

Upon production of our API, each of our collaboration partners, Forest, Almirall and Astellas, is responsible for completing the manufacturing process of linaclotide in its respective territory, which consists of finishing and packaging linaclotide into capsules. In addition, we have entered into an agreement with Almac Pharma Services Limited, or Almac, to complete the manufacturing process of linaclotide in the parts of the world outside of our partnered territories and to introduce redundancy into our supply chain within our partnered territories. We will be dependent upon the success of our partners and Almac in producing drug product for commercial sale. No party has experience producing finished drug product for linaclotide at full commercial scale, and there can be no assurance that commercial scale manufacturing capacity will be achieved.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations, and the challenges associated with complex supply chain management. If our manufacturers were to encounter difficulties or otherwise fail to comply with their obligations to us, our ability to obtain FDA or EMA approval, and market and maintain an adequate commercial supply of linaclotide would be jeopardized.

Each of the linaclotide manufacturers needs to comply with good manufacturing practices, or GMP, requirements enforced by the FDA and foreign regulatory authorities through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of linaclotide may be unable to comply with these GMP requirements and with other regulatory requirements. We have little control over our manufacturers’ or collaboration partners’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the quality of linaclotide is compromised due to a manufacturers’ or collaboration partners’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize linaclotide, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in regulatory submissions, approvals or commercialization of linaclotide or our other product candidates, entail higher costs or result in our being unable to effectively commercialize linaclotide or our other product candidates. Furthermore, if our manufacturers or collaboration partners fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

Because we work with partners to develop, manufacture and promote linaclotide, we are dependent upon third parties, and our relationships with those third parties, in our efforts to obtain regulatory approval for, and to commercialize, linaclotide.

We co-develop and plan to co-promote linaclotide in the U.S. with Forest. Forest has played and continues to play a significant role in the conduct of the clinical trials for linaclotide and the subsequent collection and analysis of data. Each of Almirall, our European partner, and Astellas, our partner in certain Asian countries, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its respective territory. Further, we and our other partners are responsible for reporting adverse event information to us and to Forest. These functions may not be carried out effectively and efficiently if we fail to communicate and coordinate with our partners, and vice versa. In addition, each of our partners is responsible for completing the manufacturing process of linaclotide upon production of the API, which consists of finishing and packaging linaclotide into capsules. Employees of our partners are not our employees, and we have limited ability to control the amount or timing of resources that they devote to linaclotide. If any of our partners fails to devote sufficient time and resources to linaclotide, or if its performance is substandard, it will delay the potential approval of regulatory applications for linaclotide as well as the commercialization and manufacturing of linaclotide. A material breach by any of our partners of our collaboration agreement with such partner, or a significant disagreement between us and a partner, could also delay the regulatory approval and commercialization of linaclotide, potentially lead to costly litigation, and could have a material adverse impact on our financial condition. Moreover, although we have non-compete restrictions in place with each of our partners, they may have relationships with other commercial entities, some of which may compete with us. If any of our partners assists our competitors, it could harm our competitive position.

If any of our partners undergoes a change in control or management, this may adversely affect our collaborative relationship or the timeline and likelihood of achieving regulatory approval and, ultimately, the commercialization of linaclotide.

We work jointly and collaboratively with Forest, Almirall and Astellas on many decisions related to the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of our partners’ management teams in functional areas such as development, quality, regulatory and commercial. The success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. If a partner undergoes a change of control or a change of management, we will need to reestablish many of these relationships and we will need to regain alignment of our development and commercialization strategy for linaclotide. Further, any change of control or management may result in a reprioritization of linaclotide within such partner’s profile, or such partner may fail to maintain the financial resources necessary to continue financing its portion of the development, manufacturing or commercialization costs. In certain circumstances, if one of our partners undergoes a change of control, we have the right to terminate the collaboration or license agreement and reacquire that partner’s rights with respect to linaclotide. If we elect to exercise these rights in such circumstances, we will need to either establish the capability to develop and commercialize linaclotide in that partnered territory on our own or we will need to establish a relationship with a new partner. In any of these situations, the timeline and likelihood of achieving regulatory approval and, ultimately, the commercialization of linaclotide would be at risk or impaired.

Even if linaclotide receives regulatory approval, it may still face future development and regulatory difficulties.

On August 9, 2011, we and Forest announced that we submitted an NDA with the FDA for linaclotide for the treatment of IBS-C and CC. However, even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Linaclotide and our other product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We have out-licensed the European rights to develop and commercialize linaclotide to Almirall, and we have out-licensed the same rights in certain Asian countries to Astellas. In the future, we may seek to commercialize linaclotide in foreign countries outside of Europe and those Asian countries with other parties or by ourselves. In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S. Almirall anticipates submitting a MAA with the EMA in the second half of 2011. The time required to obtain approval in other jurisdictions, including the European Union, or E.U., might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that linaclotide may not be approved for all indications requested, which could limit the uses of linaclotide and have an adverse effect on its commercial potential or require costly post-marketing studies.

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

As a manufacturer of pharmaceuticals, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations include:

•                  federal healthcare program anti-kickback laws, which prohibit, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

•                  the federal Foreign Corrupt Practices Act which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity; and

•                  the federal Physician Payments Sunshine Act, and similar state laws in certain states, that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professional and health care organizations.

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

Additional provisions of the health care reform law, which have taken effect or will become effective later this year, may negatively affect our future revenue and prospects for profitability. Along with other pharmaceutical manufacturers and importers of brand name prescription drugs, we would be assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid. As part of the health care reform law’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on brand name prescription drugs sold to beneficiaries who fall within the donut hole.

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

As part of our growth strategy, we intend to develop and market additional products and product candidates. We are pursuing various therapeutic opportunities through our pipeline. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenue from sales of any product, and we may never be able to develop marketable drugs.

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

We may not be able to attract or motivate qualified management and scientific, clinical and commercial personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the greater-Boston area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our objectives.

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

We also have scientific and clinical advisors who assist us in formulating our product development and clinical strategies, as well as sales and marketing advisors who have assisted us in our commercialization strategy and brand plan for linaclotide. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development and commercialization of products that may compete with ours.

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

In recent years, we have focused primarily on developing linaclotide, with the goal of supporting regulatory approval for this product candidate. We have financed our operations primarily through the issuance of equity and our collaboration and license arrangements, and we have incurred losses in each year since our inception in 1998. We incurred net losses attributable to Ironwood Pharmaceuticals, Inc. of approximately $18.8 million and $37.2 million in the three and six months ended June 30, 2011, respectively, and approximately $17.1 million and $33.1 million in the three and six months ended June 30, 2010, respectively. As of June 30, 2011, we had an accumulated deficit of approximately $404.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in connection with our efforts to commercialize linaclotide and our research and development of our other product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

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

Each share of Class A common stock and each share of Class B common stock has one vote per share on all matters except for the following matters, for which each share of our Class B common stock has ten votes per share and each share of our Class A common stock has one vote per share:

•                  adoption of a merger or consolidation agreement involving Ironwood;

•                  a sale of all or substantially all of Ironwood’s assets;

•                  a dissolution or liquidation of Ironwood; and

•                  every matter, if and when any individual, entity or “group” (as that term is used in Regulation 13D of the Securities Exchange Act of 1934, as amended, or the Exchange Act) has, or has publicly disclosed (through a press release or a filing with the SEC) an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined.

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of August 1, 2011, the holders of our Class A common stock own approximately 56% and the holders of our Class B common stock own approximately 44% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 11% and holders of our Class B common stock have approximately 89% of the total votes in each of the matters identified in the list above. This concentrated control with our Class B common stock holders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2011.

Use of Proceeds

In February 2010, we completed our IPO of our Class A common stock pursuant to a Registration Statement on Form S-1, as amended (File No. 333-163275) that was declared effective on February 2, 2010.

There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 4, 2010. As of June 30, 2011, approximately $5.6 million of the net proceeds remained available and were invested in highly liquid, short-term, interest-bearing funds, pending their use to fund our operations. Since our IPO, we estimate that we have used the proceeds in the following way:

•                  approximately $39.6 million to fund the development and commercialization of linaclotide;

•                  approximately $30.9 million to fund both research and development of early stage product candidates and preclinical research in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, respiratory disease, and cardiovascular disease; and

•                  approximately $127.1 million for general corporate purposes.

Item 5. Other Information

At our annual meeting of stockholders held on June 9, 2011, the stockholders cast an advisory vote on whether future stockholder “say-on-pay” votes should occur every one, two or three years.  Say-on-pay votes are periodic stockholder advisory votes to approve, on a non-binding basis, the compensation paid to our named executive officers as disclosed in our proxy statements, and are required to be held no less frequently than once every three years under Section 14A of the Exchange Act.  In the proxy statement provided to stockholders in connection with the 2011 annual meeting, our board of directors recommended that the stockholders vote in favor of a three year frequency on this proposal. As previously reported in the Form 8-K filed with SEC on June 13, 2011, our stockholders recommended, by a majority of the votes cast at the 2011 annual meeting, that future stockholder say-on-pay votes should be held once every three years.

Consistent with the stockholder voting results and the board of directors’ recommendation in the proxy statement, our board of directors has determined that future stockholder say-on-pay votes will occur once every three years until the next required advisory vote on the frequency of say-on-pay votes, or until the board of directors determines that a different frequency for say-on-pay votes is in the best interests of the company’s stockholders.  Accordingly, we anticipate that the next stockholder say-on-pay vote will be held at our 2014 annual meeting of stockholders.  The next stockholder advisory vote regarding the frequency of say-on-pay votes will be held in six years (as required by the Exchange Act) at our 2017 annual meeting of stockholders.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: August 12, 2011	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ MICHAEL J. HIGGINS
Michael J. Higgins
Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No:	Description
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

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Database

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Filed herewith.

‡                                          Furnished herewith.