Form 10-Q
period 2011-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2011-11-09
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 59,875,478 shares of Class A common stock outstanding and 40,660,822 shares of Class B common stock outstanding.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$68,820	$44,321
Available-for-sale securities	106,309	203,706
Accounts receivable	74	19
Related party accounts receivable, net	667	2,876
Prepaid expenses and other assets	2,896	5,320
Restricted cash	—	2,833
Total current assets	178,766	259,075
Restricted cash	7,647	7,647
Property and equipment, net	32,875	34,369
Other assets	192	274
Total assets	$219,480	$301,365
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,390	$4,302
Accrued research and development costs	7,629	8,140
Accrued expenses	9,247	8,938
Current portion of capital lease obligations	228	197
Current portion of deferred rent	3,707	2,799
Current portion of deferred revenue	47,647	40,050
Total current liabilities	70,848	64,426
Capital lease obligations, net of current portion	481	393
Deferred rent, net of current portion	13,308	14,612
Deferred revenue, net of current portion	21,913	62,383
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 58,805,086 and 48,202,089 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	59	48
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 41,684,472 and 50,970,247 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	42	51
Additional paid-in capital	538,241	526,991
Accumulated deficit	(425,418)	(367,540)
Accumulated other comprehensive income	6	1
Total stockholders’ equity	112,930	159,551
Total liabilities and stockholders’ equity	$219,480	$301,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Collaborative arrangements revenue	$12,218	$9,059	$33,717	$27,085
Operating expenses:
Research and development	22,905	18,742	61,869	56,188
General and administrative	10,929	6,482	30,958	18,868
Total operating expenses	33,834	25,224	92,827	75,056
Loss from operations	(21,616)	(16,165)	(59,110)	(47,971)
Other income (expense):
Interest expense	(16)	(81)	(49)	(178)
Interest and investment income	105	188	384	445
Other income	897	—	900	—
Other income (expense), net	986	107	1,235	267
Net loss from continuing operations before income tax expense (benefit)	(20,630)	(16,058)	(57,875)	(47,704)
Income tax expense (benefit)	3	(2,944)	3	(2,944)
Net loss from continuing operations	(20,633)	(13,114)	(57,878)	(44,760)
Net income from discontinued operations	—	6,367	—	4,551
Net loss	(20,633)	(6,747)	(57,878)	(40,209)
Net income from discontinued operations attributable to noncontrolling interest	—	(1,523)	—	(1,121)
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(20,633)	$(8,270)	$(57,878)	$(41,330)
Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted:
Continuing operations	$(0.21)	$(0.13)	$(0.58)	$(0.52)
Discontinued operations	—	0.05	—	0.04
Net loss per share	$(0.21)	$(0.08)	$(0.58)	$(0.48)
Weighted average number of common shares used in net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	100,174,100	97,925,657	99,699,545	86,633,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(57,878)	$(40,209)
Income from discontinued operations	—	4,551
Loss from continuing operations	(57,878)	(44,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,323	4,245
Loss on disposal of property and equipment	8	249
Share-based compensation expense	8,511	5,136
Accretion of discount/premium on investment securities	1,851	895
Changes in assets and liabilities:
Accounts receivable	2,154	170
Restricted cash	2,833	(2,348)
Prepaid expenses and other current assets	2,424	(1,896)
Other assets	82	(296)
Accounts payable and accrued expenses	(1,064)	3,011
Accrued research and development costs	(511)	(7,073)
Deferred revenue	(32,873)	(26,097)
Deferred rent	(396)	7,480
Net cash used in operating activities from continuing operations	(67,536)	(61,284)
Net cash used in operating activities from discontinued operations	—	(5,969)
Total net cash used in operating activities	(67,536)	(67,253)
Cash flows from investing activities:
Purchases of available-for-sale securities	(81,524)	(322,319)
Sales and maturities of available-for-sale securities	177,075	129,337
Proceeds from sale of subsidiary	—	9,500
Purchases of property and equipment	(6,033)	(15,090)
Proceeds from sale of property and equipment	4	—
Net cash provided by (used in) investing activities from continuing operations	89,522	(198,572)
Net cash provided by investing activities from discontinued operations	—	1
Total net cash provided by (used in) investing activities	89,522	(198,571)
Cash flows from financing activities:
Proceeds from initial public offering	—	203,167
Proceeds from exercise of stock options, stock purchase plan and issuance of restricted stock	2,719	1,215
Payments on borrowings	(206)	(1,891)
Net cash provided by financing activities from continuing operations	2,513	202,491
Net cash used in financing activities from discontinued operations	—	(277)
Net cash provided by financing activities	2,513	202,214
Net increase (decrease) in cash and cash equivalents	24,499	(63,610)
Cash and cash equivalents, beginning of period	44,321	122,306
Cash and cash equivalents, end of period	$68,820	$58,696
Supplemental cash flow disclosures:
Cash paid for interest (including discontinued operations)	$47	$308
Cash paid for income taxes	$3	$—
Debt and interest paid by purchases of subsidiary	$—	$1,075
Purchases under capital leases	$325	$529

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (the “Company”) is an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize differentiated medicines that improve patients’ lives. The Company’s lead product candidate is linaclotide, a guanylate cyclase type-C (“GC-C”) agonist being developed for the treatment of patients with irritable bowel syndrome with constipation (“IBS-C”) or chronic constipation (“CC”). The Company and its U.S. collaboration partner, Forest Laboratories, Inc. (“Forest”), announced in August 2011 that they submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for linaclotide. On September 29, 2011, the Company and its European partner, Almirall, S.A. (“Almirall”) each announced that Almirall submitted a Market Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for linaclotide for the treatment of IBS-C. The Company also has a pipeline focused on both research and development of early stage product candidates and preclinical research in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, respiratory disease and cardiovascular disease.

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

The Company has generated an accumulated deficit as of September 30, 2011 of approximately $425.4 million since inception. In February 2010, the Company completed its initial public offering of Class A common stock and raised a total of approximately $203.2 million in net proceeds (Note 3).

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements and the related disclosures as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of September 30, 2011 and results of its operations for the three and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010. The interim results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The agreement with DSM also included future contingent consideration in the form of a royalty on future sales of products incorporating Microbia’s technology through the earlier of a) 2024, b) the invalidity of any Microbia patent, or c) the maximum agreed upon amount is reached. As of September 30, 2011, no amounts have been recorded for the contingent consideration in the Company’s condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents consist of money market funds and certain U.S. government sponsored securities. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $61.5 million and $39.2 million at September 30, 2011 and December 31, 2010, respectively.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

accretion of discounts to maturity. Such amortization is included in interest and investment income. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in interest and investment income.

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other-than-temporary impairments for the three months ended September 30, 2011.

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

Accounts receivable primarily consist of amounts due under the collaboration agreement with Forest and license agreements with Almirall and Astellas Pharma Inc. (“Astellas”) (Note 5) for which the Company does not obtain collateral. Accounts receivable from Forest and Almirall are presented as related party accounts receivable on the condensed consolidated balance sheets as both entities own common stock of the Company.

At September 30, 2011 and December 31, 2010, accounts receivable from Forest, net of any payables due Forest, accounted for approximately 89% of the Company’s total accounts receivable. At September 30, 2011 and December 31, 2010, Almirall accounted for approximately less than 1% and 10%, respectively, of the Company’s total accounts receivable. At September 30, 2011 and December 31, 2010, Astellas accounted for approximately 10% and less than 1%, respectively, of the Company’s total accounts receivable.

The percentages of revenue from continuing operations recognized from significant customers of the Company in the three and nine months ended September 30, 2011 and 2010 are included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Collaborative Partner:
Forest	45%	60%	49%	60%
Almirall	48%	29%	43%	31%
Astellas	7%	11%	8%	9%

For the three and nine months ended September 30, 2011 and 2010, no additional customers accounted for more than 10% of the Company’s revenue from continuing operations. Tate & Lyle Investments, Ltd. (“T&L”) accounted for approximately 0% and 98% of the Company’s revenue from discontinued operations for the three and nine months ended September 30, 2010, respectively.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For arrangements that include multiple deliverables, the Company follows the provisions of the Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition — Multiple-Element Arrangements, in accounting for these agreements. Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC Topic 605-25. Refer to Note 2, “Recently Adopted Accounting Standards,” for additional discussion of this standard and its impact on the Company’s accounting for collaboration and license agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, services have been rendered or delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

At September 30, 2011, the Company had collaboration and license agreements with Forest, Almirall and Astellas. Refer to Note 5, “Collaboration and License Agreements,” for additional discussion of these agreements.

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

In those circumstances where a substantive milestone is achieved, collection of the related receivable is reasonably assured and the Company has remaining obligations to perform under the collaboration arrangement, the Company has historically recognized as revenue on the date the milestone was achieved an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized on a straight-line basis over the remaining period of performance. Effective January 1, 2011, the Company adopted ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). Refer to Note 2, “Recently Adopted Accounting Standards,” for additional discussion of the adoption of this standard and its prospective impact on the Company’s accounting for collaboration and license agreements. Under ASU 2010-17, beginning January 1, 2011, in those circumstances where a substantive milestone is achieved and collection of the related receivable is reasonably assured, the Company will recognize revenue related to the milestone in its entirety in the period in which the milestone is achieved. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.  The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Milestone payments received in prior periods will continue to be recognized based upon the remaining period of performance.

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

Services Revenue

Prior to September 2010, the Company recognized services revenue when there was persuasive evidence that an arrangement existed, services had been rendered or delivery had occurred, the price was fixed or determinable, and collection was reasonably assured. Revenue from research and development services rendered was recognized as services were performed. As a result of the sale of the Company’s interest in Microbia in September 2010, services revenue is included in net income from discontinued operations.

Research and Development Costs

The Company expenses research and development costs to operations as incurred. The Company defers and capitalizes non-refundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed.

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, share-based compensation expense, laboratory supplies and other direct expenses, facilities expenses, overhead expenses, contractual services, including clinical trial and related clinical manufacturing expenses, and other outside expenses. As a result of the sale of the Company’s interest in Microbia in September 2010, costs of revenue related to the Microbia services contracts and costs associated with Microbia’s research and development activities are included in net income from discontinued operations.

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

Net Loss Per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has excluded unvested restricted stock and shares that are subject to repurchase by the Company from the weighted average number of common shares outstanding. The Company’s potentially dilutive shares, which include outstanding common stock options and unvested shares of restricted stock, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. The Company presents the net income (loss) per share attributable to both continuing and discontinued operations. The income attributable to the noncontrolling interest is included in the net income per share from discontinued operations.

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

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at September 30, 2011 and December 31, 2010. Management reevaluates the positive and negative evidence on a quarterly basis.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company accounts for uncertain tax positions recognized in the condensed consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no indicators of impairment at September 30, 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(20,633)	$(8,270)	$(57,878)	$(41,330)
Change in unrealized gain (loss) on investments	(47)	4	5	48
Comprehensive loss attributable to Ironwood Pharmaceuticals, Inc.	$(20,680)	$(8,266)	$(57,873)	$(41,282)

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Prior to the sale of its interest in Microbia in September 2010, the Company had two reportable business segments: human therapeutics and biomanufacturing (Note 12). Revenue from the Company’s human therapeutics segment is presented in the condensed consolidated statements of operations as collaborative arrangements revenue. Revenue from the Company’s biomanufacturing segment is presented as a component of the net income from discontinued operations.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”) as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. The Company expects to adopt this standard beginning in 2012. As ASU 2011-05 impacts presentation only, it will have no effect on the Company’s consolidated financial position or results of operations.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss from continuing operations	$(20,633)	$(13,114)	$(57,878)	$(44,760)
Net income from discontinued operations	—	6,367	—	4,551
Less: net income from discontinued operations attributable to noncontrolling interest	—	(1,523)	—	(1,121)
Net income from discontinued operations attributable to Ironwood Pharmaceuticals, Inc.	—	4,844	—	3,430
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(20,633)	$(8,270)	$(57,878)	$(41,330)
Denominator:
Weighted average number of common shares used in net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	100,174,100	97,925,657	99,699,545	86,633,080
Net loss per share associated with continuing operations	$(0.21)	$(0.13)	$(0.58)	$(0.52)
Net income per share associated with discontinued operations attributable to Ironwood Pharmaceuticals, Inc.	$—	$0.05	$—	$0.04
Net loss per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	$(0.21)	$(0.08)	$(0.58)	$(0.48)

The net income attributable to noncontrolling interest is reflected in the net income from discontinued operations for purposes of segregating the earnings per share calculation between continuing and discontinued operations.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2011 and 2010, as they would be anti-dilutive:

	At September 30,
	2011	2010
Options to purchase common stock	15,861,198	14,580,846
Shares subject to repurchase	181,807	311,841
	16,043,005	14,892,687

5. Collaboration and License Agreements

Forest Laboratories, Inc.

In September 2007, the Company entered into a collaboration agreement with Forest to jointly develop and commercialize linaclotide, a drug candidate for the treatment of IBS-C, CC and other gastrointestinal conditions, in North America. Under the terms of this collaboration agreement, the Company shares equally with Forest all development costs, as well as potential future profits and losses from the development and sale of linaclotide in the U.S. The Company will receive royalties from Forest for sales in Canada and Mexico. The Company retained the rights to commercialize linaclotide outside of North America. Forest made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have standalone value without the research and development activities provided by the Company, the Company is recognizing the up-front license fee as revenue on a straight-line basis over 60 months, which is the Company’s estimate of the period over which linaclotide will be jointly developed under the collaboration. At September 30, 2011, approximately $13.4 million of the up-front license fee remains deferred and is being recognized on a straight-line basis

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

over the remaining estimated development period. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment based on the achievement of specific development and commercial milestones. These payments, including the up-front license fee, could total up to $330.0 million if certain development and sales milestones are achieved for linaclotide. At September 30, 2011, $100.0 million in license fees and milestone payments has already been received and Forest made the equity investment when it purchased $25.0 million of the Company’s capital stock. Of the remaining milestones, each of which the Company considers substantive, pre-commercial milestone payments could total up to $20.0 million upon NDA acceptance by the FDA and up to $85.0 million upon NDA approval. The Company can also achieve up to approximately $100.0 million in a sales related milestone if certain conditions are met.

The collaboration agreement included a contingent equity investment, in the form of a forward purchase contract, which required Forest to purchase shares of the Company’s convertible preferred stock, upon achievement of a specific clinical milestone. Based on the Company’s evaluation, this financial instrument was considered an asset or liability, which was required to be carried at fair value. At the inception of the arrangement, the Company valued the contingent equity investment and recorded a $9.0 million asset and incremental deferred revenue. The $9.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which was estimated to be 60 months from the inception of the arrangement. At September 30, 2011, approximately $1.7 million of the incremental deferred revenue remains deferred. In July 2009, the Company achieved the clinical milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. The Company issued the 2,083,333 shares to Forest on September 1, 2009.

Additionally, the Company has achieved two of the development milestones under this agreement, both of which the Company determined to be substantive. In September 2008, the Company achieved a clinical milestone which triggered a $10.0 million milestone payment and in July 2009, the Company achieved a second clinical milestone which triggered a $20.0 million milestone payment. At September 30, 2011, approximately $1.9 million and $3.8 million of the milestone payments, respectively, remain deferred and are being recognized on a straight-line basis over the remaining estimated development period.

The Company recognized revenue from the Forest collaboration agreement totaling approximately $5.5 million during both the three months ended September 30, 2011 and 2010 and approximately $16.4 million during both the nine months ended September 30, 2011 and 2010.

Further, because the Company shares development costs equally with Forest, payments from Forest with respect to research and development costs incurred by the Company are recorded as a reduction to expense, and not as revenue. As a result of the cost-sharing arrangements under the collaboration, the Company offset approximately $0.3 million and $7.2 million during the three and nine months ended September 30, 2011, respectively, and approximately $4.5 million and $12.9 million during the three and nine months ended September 30, 2010, respectively, against research and development expense.

Almirall, S.A.

In April 2009, the Company entered into a license agreement with Almirall for European rights to develop and commercialize linaclotide for the treatment of IBS-C, CC and other gastrointestinal conditions. Under the terms of the license agreement, Almirall is responsible for the expenses associated with the development and commercialization of linaclotide in the European territory. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The Company will receive escalating royalties from the sales of linaclotide in the European territory. In May 2009, the Company received a $38.0 million payment from Almirall representing a $40.0 million non-refundable up-front payment net of foreign withholding taxes. The Company elected to record the non-refundable up-front payment on a net basis. Because the license to develop and commercialize linaclotide did not have standalone value without the research and development activities provided by the Company, the Company is recognizing the up-front license fee as revenue on a straight-line basis over the development period, the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the European territory. In June 2011, the Company revised its estimate of the development period from 50 months to 41 months and adjusted its amortization of the remaining deferred revenue accordingly. At September 30, 2011, approximately $14.3 million of the up-front license fee remains deferred. The license agreement also includes contingent milestone payments, as well as a contingent equity investment, that could total up to $55.0 million upon achievement of specific clinical and sales milestones. At September 30, 2011, $19.0 million, net of foreign withholding taxes, in milestone payments has already been received and Almirall made the equity investment when it purchased $15.0 million of the Company’s capital stock. Remaining pre-commercial milestone payments, each of which the Company

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

considers substantive, consist of $4.0 million due upon the first commercial launch in each of the five major E.U. countries set forth in the agreement.

The license agreement included a contingent equity investment, in the form of a forward purchase contract, which required Almirall to purchase shares of the Company’s convertible preferred stock, upon achievement of a specific clinical milestone. Based on the Company’s evaluation, this financial instrument was considered an asset or liability, which was required to be carried at fair value. The contingent equity investment was valued at inception at its fair value. At the inception of the arrangement, the Company valued the contingent equity investment and recorded a $6.0 million asset and incremental deferred revenue. The $6.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which was originally estimated to be 50 months and was revised in June 2011 to 41 months. The reduction in the development period was recorded as a change in estimate and deferred revenue will be recorded over the revised period on a prospective basis. At September 30, 2011, approximately $2.3 million of the incremental deferred revenue remains deferred. In November 2009, the Company achieved the clinical milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. On November 13, 2009, the Company received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock.

In November 2010, the Company achieved a second development milestone under the Almirall license agreement, which the Company determined to be substantive, which resulted in a $19.0 million payment, representing a $20.0 million milestone, net of foreign withholding taxes. The Company recognized revenue of approximately $7.2 million upon achievement of the milestone. This amount represented the portion of the milestone payment equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved. The remainder of the balance was deferred, and is being recognized on a straight-line basis over the remaining development period. At September 30, 2011, approximately $7.1 million of the milestone payment remains deferred.

The Company recognized approximately $5.9 million and $14.6 million in total revenue from the Almirall license agreement during the three and nine months ended September 30, 2011, respectively, including approximately $0 and $0.5 million, respectively, from the sale of API to Almirall. During the three and nine months ended September 30, 2010, the Company recognized approximately $2.6 million and $8.3 million, respectively, in total revenue from the Almirall license agreement, including approximately $0 and $0.4 million, respectively, from the sale of API to Almirall.

Astellas Pharma Inc.

On November 9, 2009, the Company entered into a license agreement with Astellas. Astellas has the right to develop and commercialize linaclotide for the treatment of IBS-C, CC and other gastrointestinal conditions in Japan, South Korea, Taiwan, Thailand, Philippines and Indonesia. Under the terms of the agreement, Astellas paid the Company an up-front licensing fee of $30.0 million on November 16, 2009. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The agreement includes additional development milestone payments, each of which the Company considers substantive, that could total up to $45.0 million. These milestone payments consist of $15.0 million upon initiation of a Phase 3 study for linaclotide in Japan, $15.0 million upon filing of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan, and $15.0 million upon approval of such equivalent by the relevant regulatory authority. In addition, the Company will receive escalating royalties on linaclotide sales should Astellas receive approval to market and sell linaclotide in the Asian market. Astellas will be responsible for activities relating to regulatory approval and commercialization. Because the license to develop and commercialize linaclotide did not have standalone value without the research and development activities provided by the Company, the Company is recognizing the up-front license fee as revenue on a straight-line basis over 115 months, which is the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the Asian market. At September 30, 2011, approximately $25.0 million of the up-front license fee remains deferred. During the three and nine months ended September 30, 2011, the Company recognized approximately $0.9 million and $2.7 million, respectively, in revenue from the Astellas license agreement, including approximately $0.1 million and $0.4 million, respectively, from the sale of clinical materials to Astellas. During the three and nine months ended September 30, 2010, the Company recognized approximately $1.0 million and $2.4 million, respectively, in revenue from the Astellas license agreement, including approximately $0.2 million and $0.6 million, respectively, from the sale of clinical materials to Astellas.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Protagonist Therapeutics, Inc.

The Company entered into a collaboration agreement with Protagonist Therapeutics, Inc. and Protagonist Pty Ltd. (collectively “Protagonist”) in January 2011. Under this agreement, Protagonist will use its proprietary technology platform to discover peptides against certain targets and the Company has the rights to develop and commercialize these peptides. In connection with entering into the agreement, the Company made an up-front payment to Protagonist of approximately $2.8 million. In accordance with the applicable accounting guidance, the Company expensed the up-front payment as research and development expense. The Company also funds full-time equivalents for Protagonist’s drug discovery activities, and will make certain milestone and royalty payments pending the achievement of certain development and commercialization milestones. The Company will expense these payments as incurred. During the three and nine months ended September 30, 2011, the Company recorded approximately $0.6 million and $4.4 million, respectively, in research and development expense, including the up-front payment, associated with the Protagonist agreement.

Depomed, Inc.

On July 27, 2011, the Company entered into a collaboration and license agreement with Depomed, Inc. (“Depomed”) in which it has licensed the rights to Depomed’s Acuform™ gastric retentive drug delivery technology. In connection with entering into the agreement, the Company made an up-front payment to Depomed of approximately $0.9 million.  In accordance with the applicable accounting guidance, the Company expensed the up-front payment as research and development expense. The Company also funds full-time equivalents of certain of Depomed’s development activities, and could make certain milestone and royalty payments pending the achievement of certain development and commercialization milestones. The Company will expense these payments as incurred. During the three and nine months ended September 30, 2011, the Company recorded approximately $1.0 million in research and development expense, including the up-front payment, associated with the Depomed agreement.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (included in cash and cash equivalents)	$61,495	$61,495	$—	$—
U.S. government-sponsored securities	54,326	—	54,326	—
U.S. Treasury securities	51,983	51,983	—	—
Total	$167,804	$113,478	$54,326	$—

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and the current portion of capital lease obligations at September 30, 2011 and December 31, 2010 are carried at amounts that approximate fair value due to their short-term maturities.

Capital lease obligations at September 30, 2011 and December 31, 2010 approximate fair value as they bear interest at a rate approximating a market interest rate.

7. Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at September 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
U.S. government-sponsored securities	$54,344	$4	$(22)	$54,326
U.S. Treasury securities	51,959	24	—	51,983
Total	$106,303	$28	$(22)	$106,309

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
U.S. government-sponsored securities	$87,503	$3	$(19)	$87,487
U.S. Treasury securities	116,200	24	(5)	116,219
Total	$203,703	$27	$(24)	$203,706

The contractual maturity of all securities held at September 30, 2011 was one year or less. There were sixteen investments in an unrealized loss position at September 30, 2011, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities was approximately $44.6 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at September 30, 2011.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

In January 2007, the Company entered into a lease agreement for 113,646 rentable square feet of office and lab space at 301 Binney Street, Cambridge, Massachusetts. The initial term of the lease is eight years expiring in January 2016, and the Company has the right to extend the initial term for two additional terms of five years each. The Company’s occupancy of the space occurred in four distinct phases, and rent for each phase commenced at the earlier of a contractually set date or the occupancy date. Base rent for the space ranges from $49.25 to $60.50 per rentable square foot per year. Base rent escalates in January 2012 based upon a formula that is tied to the Consumer Price Index. The space was delivered to the Company in September 2007, and rent payments for the initial occupancy commenced in January 2008. The rent expense, inclusive of the escalating rent payments and free rent period is recognized on a straight-line basis over the term of the lease agreement. In accordance with the terms of the lease agreement, in the second quarter of 2010, the Company increased the letter of credit securing its obligations under the lease agreement by approximately $2.3 million.

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

The landlord has reimbursed the Company for its tenant improvements for the space occupied prior to the Amendments at a set rate per rentable square foot. Under the terms of the Amendments, the landlord has or will provide the Company with an allowance for the expansion space, which consists of $55.00 per rentable square foot for tenant improvements in the Initial Phase and the Second Phase and an allowance of $40.00 per rentable square foot for the Third Phase. As of September 30, 2011, approximately $15.9 million has been paid to the Company as reimbursement for tenant improvements under the lease agreement, including the Amendments. The reimbursement amount is recorded as deferred rent on the condensed consolidated balance sheets and is being amortized as a reduction to rent expense over the term of the lease agreement.

The Company, and in some cases, along with its collaboration partner, Forest, has entered into multiple commercial supply agreements for the purchase of linaclotide API and drug product. Some of the agreements contain minimum purchase commitments, the earliest of which commences in 2012. As of September 30, 2011, the Company’s minimum purchase requirement across all the agreements is approximately $45.0 million through 2017.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

A summary of the unvested shares of restricted stock as of September 30, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	270,000	$5.69
Granted	—	$—
Vested	(62,500)	$5.71
Forfeited	(27,500)	$5.48
Unvested at September 30, 2011	180,000	$5.72

10. Stock Option Plans

The Company has several share-based compensation plans under which stock options, restricted stock, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company. At September 30, 2011 and December 31, 2010, options for 3,013,488 and 5,574,857 shares, respectively, were available for future grant under the plans.

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

Determining the fair value of share-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	49.6%	57.5%	43.5%	57.7%
Expected term (in years)	6.5	6.5	6.5	6.5
Risk-free interest rate	2.2%	2.3%	2.7%	3.0%
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the expense recognized for these share-based compensation arrangements in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Ironwood:
Employee stock options	$2,645	$1,572	$7,888	$4,437
Restricted stock awards	108	121	323	348
Non-employee stock options	35	127	113	185
ESPP	67	55	165	55
Stock awards	7	8	22	111
	2,862	1,883	8,511	5,136
Microbia Stock Plan (included in discontinued operations)	—	14	—	59
	$2,862	$1,897	$8,511	$5,195

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Share-based compensation is reflected in the condensed consolidated statements of operations as follows for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$1,653	$1,093	$4,456	$2,849
General and administrative	1,209	790	4,055	2,287
Net loss from discontinued operations	—	14	—	59

The following table summarizes stock option activity under the share-based compensation plans, including performance-based options:

	Shares of Common Stock Attributable to Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2010	14,603,229	$4.25	6.44	$91,575
Granted	2,783,550	$12.13
Exercised	(1,308,892)	$1.80
Cancelled	(216,689)	$8.32
Outstanding at September 30, 2011	15,861,198	$5.78	6.48	$84,672
Vested or expected to vest at September 30, 2011	14,545,649	$5.72	6.41	$78,389
Exercisable at September 30, 2011(1)	6,880,386	$3.24	4.96	$52,446

(1)                                     All stock options granted under the1998 Amended and Restated Stock Option Plan, the Amended and Restated 2002 Stock Incentive Plan and the 2005 Plan contain provisions allowing for the early exercise of such options into restricted stock. The exercisable shares disclosed above represent those that are vested as of September 30, 2011.

The weighted average grant date fair value per share of options granted to employees during the three and nine months ended September 30, 2011 was approximately $7.86 and $6.32, respectively, and approximately $6.04 and $6.58 during the three and nine months ended September 30, 2010, respectively. The grant date fair value of the options granted to employees during the three and nine months ended September 30, 2011 was approximately $2.7 million and $17.6 million, respectively, and approximately $2.2 million and $14.7 million during the three and nine months ended September 30, 2010, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was approximately $2.6 million and $15.4 million, respectively, and approximately $5.7 million and $14.1 million during the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011, there was approximately $1.0 million and $23.7 million of unrecognized share-based compensation, net of estimated forfeitures, related to restricted stock awards and unvested stock option grants with time-based vesting, respectively, which are expected to be recognized over a weighted average period of 2.3 years and 3.1 years, respectively. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

11. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid approximately $29,000 and $124,000 in legal fees to this investor during the three and nine months ended September 30, 2011, respectively, and approximately $96,000 and $196,000 during the three and nine months ended September 30, 2010, respectively.

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

The following table reports revenue and loss from operations for the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Human therapeutics	$12,218	$9,059	$33,717	$27,085
Biomanufacturing (included in discontinued operations)	—	—	—	1,985
Total	$12,218	$9,059	$33,717	$29,070
Loss from operations:
Human therapeutics	$(21,616)	$(16,165)	$(59,110)	$(47,971)
Biomanufacturing (included in discontinued operations)	—	(2,790)	—	(4,531)
Total	$(21,616)	$(18,955)	$(59,110)	$(52,502)

	September 30, 2011	December 31, 2010
Total assets:
Human therapeutics	$219,480	$301,365
Biomanufacturing (included in discontinued operations)	—	—
Total	$219,480	$301,365

At September 30, 2011 and December 31, 2010, all of the Company’s accounts receivable related to the human therapeutics segment.

13. State Grant

In May 2011, the Company recorded approximately $0.9 million as a receivable associated with the Life Sciences Tax Incentive Program from the Massachusetts Life Sciences Center. The program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Jobs must be maintained for at least five years, during which time the grant proceeds can be recovered by the Massachusetts Department of Revenue (“DOR”) if the Company does not meet and maintain its job creation commitments. The Company received the funds in July 2011 and recognized the award as other income in its condensed consolidated statement of operations in September 2011, as the Company believes it has satisfied its job creation commitments. The Company’s hiring plan for 2011-2015 is significantly in excess of the hiring requirement for the 5 year period, as such, the Company believes that the likelihood of recovery of the award by the DOR is remote.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Subsequent Events

In October 2011, the Company entered into a Fifth Amendment to its lease for 301 Binney Street. Under the amended lease, the Company leases an additional 21,717 square feet of the 301 Binney Street building. Rent for the additional space commences no later than June 1, 2012 and base rent will be $42.50 per rentable square foot per year, and will increase annually by $0.50 per rentable square foot. The landlord will provide the Company with a finish work allowance of $40.00 per rentable square foot of additional space rented pursuant to this amendment. The Amendment does not change the January 2016 expiration date of the original lease.

On October 24, 2011, the Company and Forest announced that the FDA accepted the NDA for IBS-C and CC for review. As a result, the Company achieved two pre-commercial milestones under which it will receive total milestone payments of $20.0 million (Note 5).

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

Overview

We are an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize differentiated medicines that improve patients’ lives. To achieve this, we are building a team, a culture and processes centered on creating and marketing important new drugs. We believe that linaclotide, our guanylate cyclase type-C, or GC-C, agonist being developed for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C, or chronic constipation, or CC, could present patients and healthcare practitioners with a unique therapy for a major medical need not yet met by existing therapies. Linaclotide is our only product candidate that has demonstrated clinical proof of concept. On August 9, 2011, we and our U.S. collaboration partner, Forest Laboratories, Inc., or Forest, announced that we submitted a New Drug Application, or NDA, for the treatment of IBS-C and CC with the U.S. Food and Drug Administration, or FDA. On October 24, 2011, we and Forest announced that the FDA accepted the NDA for review. On September 29, 2011, we and our European partner, Almirall, S.A., or Almirall, each announced that Almirall submitted a Market Authorization Application, or MAA, to the European Medicines Agency, or EMA for linaclotide for the treatment of IBS-C. In addition to linaclotide, we have a pipeline of early stage, pre-proof of concept development candidates in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, and respiratory disease. We are also conducting early stage, preclinical research in these therapeutic areas, as well as in the area of cardiovascular disease. We have pursued a partnering strategy for commercializing linaclotide that has enabled us to retain significant control over linaclotide’s development and commercialization, share the costs with high-quality collaborators whose capabilities complement ours, and retain approximately half of linaclotide’s future long-term value in the major pharmaceutical markets, should linaclotide meet our sales expectations.

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

We currently operate in one reportable business segment—human therapeutics. Our human therapeutics segment consists of the development and commercialization of our product candidates, including linaclotide. Prior to the sale of our interest in Microbia, we also operated in the biomanufacturing segment. Our biomanufacturing segment, which comprised a much smaller part of our business, consisted of our majority ownership interest in Microbia. For the three and nine months ended September 30, 2010, results of operations of our biomanufacturing segment are included in net income from discontinued operations in our financial statements.

To date, we have dedicated substantially all of our activities to the research and development of our product candidates. We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1998. We incurred net losses attributable to Ironwood Pharmaceuticals, Inc. of approximately $20.6 million and $57.9 million in the three and nine months ended September 30, 2011, respectively, and approximately $8.3 million and $41.3 million in the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, we had an accumulated deficit of approximately $425.4 million and we expect to incur losses for the foreseeable future.

Financial Overview

Revenue.  Revenue to date from our human therapeutics segment is generated primarily through our collaboration agreement with Forest, and our license agreements with Almirall, and Astellas Pharma Inc., or Astellas. The terms of these agreements include payment to us of one or more of the following: non-refundable, up-front license fees; milestone payments; payments for providing active pharmaceutical ingredient, or API; and royalties on product sales. Revenue from our human therapeutics segment is shown in our condensed consolidated statements of operations as collaborative arrangements revenue. As a result of the sale of our interest in Microbia, as discussed above, revenue from our biomanufacturing segment is included in net income from discontinued operations. We expect our revenue to fluctuate for the foreseeable future as our collaborative arrangements revenue is principally based on the achievement of pre-commercial and commercial milestones. During the fourth quarter of 2011, we expect an increase in our collaborative arrangements revenue as we achieved the pre-commercial milestones related to the FDA’s acceptance of our NDA in October 2011, resulting in milestone payments of $20.0 million due from Forest.

Research and development expense.  Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of compensation, benefits and other employee related expenses, research and development related facility costs and third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities. The costs of revenue related to the Microbia services contracts and costs associated with Microbia’s research and development activities are included in net income from discontinued operations. We charge all research and development expenses to operations as incurred. Under our Forest collaboration agreement we are reimbursed for certain research and development expenses, and we net these reimbursements against our research and development expenses as incurred.

Our lead product candidate is linaclotide and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is a first-in-class compound being developed for the treatment of IBS-C and CC and is our only product candidate that has demonstrated clinical proof of concept. Linaclotide achieved positive results in each of our two Phase 3 IBS-C trials and in each of our two Phase 3 CC trials. An NDA for linaclotide with respect to both IBS-C and CC was submitted to the FDA and accepted for review in October 2011, and an MAA for linaclotide for IBS-C was submitted to the EMA in September 2011. We have a pipeline of early stage, pre-proof of concept development candidates in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, and respiratory disease. We are also conducting early stage, preclinical research in these therapeutic areas, as well as in the area of cardiovascular disease.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2011 and 2010. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs. Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Demonstrated clinical proof of concept	$6,290	$5,507	$15,241	$20,716
Early stage, pre-proof of concept	3,916	3,727	9,328	9,005
Early stage, preclinical	3,606	1,466	10,813	4,637

We began tracking program expenses for linaclotide in 2004, and research and development program expenses from inception to September 30, 2011 were approximately $138.6 million. The expenses for linaclotide include both reimbursements to us by Forest as well as our portion of costs incurred by Forest for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreement.

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

Historically, the majority of our external costs are related to linaclotide, as costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages. We expect external costs related to the linaclotide program to continue to decrease provided that no other clinical trials are necessary to obtain regulatory approval in the U.S. If our other product candidates are successful in early stage clinical trials, we would expect external costs to increase as the programs progress through later stage clinical trials. Additionally, we expect our external costs to increase as we invest in externally-discovered drug candidates through arrangements such as our collaboration with Protagonist Therapeutics, Inc. and Protagonist Pty Ltd. (collectively Protagonist) and Depomed, Inc., or Depomed. During the three and nine months ended September 30, 2011, we recorded approximately $1.6 million and $5.4 million, respectively, in early stage, preclinical research and development expense associated with the Protagonist and Depomed agreements, including combined up-front payments of approximately $3.7 million. The remainder of our research and development expense is not tracked by project as it consists primarily of our internal costs, and it benefits multiple projects that are in earlier stages of development and which typically share resources.

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

During the nine months ended September 30, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, and ASU No. 2010-17, Revenue Recognition — Milestone Method, or ASU 2010-17, as discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Other than the adoption of these two standards, there have been no significant changes to our critical accounting policies. In June 2011, we revised our estimate of the development period associated with our Almirall license agreement from 50 months to 41 months and adjusted the amortization of the remaining deferred revenue accordingly. Other than this change in estimate, there were no other significant changes in our critical accounting estimates, including as a result of the adoption of these standards. See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2011 for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

As a result of the sale of our interest in Microbia, we have presented the assets, liabilities, operations and cash flows of Microbia as discontinued operations for all periods presented prior to the sale.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Collaborative arrangements revenue	$12,218	$9,059	$33,717	$27,085
Operating expenses:
Research and development	22,905	18,742	61,869	56,188
General and administrative	10,929	6,482	30,958	18,868
Total operating expenses	33,834	25,224	92,827	75,056
Loss from operations	(21,616)	(16,165)	(59,110)	(47,971)
Other income (expense):
Interest expense	(16)	(81)	(49)	(178)
Interest and investment income	105	188	384	445
Other income	897	—	900	—
Other income (expense), net	986	107	1,235	267
Net loss from continuing operations before income tax expense (benefit)	(20,630)	(16,058)	(57,875)	(47,704)
Income tax expense (benefit)	3	(2,944)	3	(2,944)
Net loss from continuing operations	(20,633)	(13,114)	(57,878)	(44,760)
Net income from discontinued operations	—	6,367	—	4,551
Net loss	(20,633)	(6,747)	(57,878)	(40,209)
Net income from discontinued operations attributable to noncontrolling interest	—	(1,523)	—	(1,121)
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(20,633)	$(8,270)	$(57,878)	$(41,330)

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Collaborative arrangements revenue	$12,218	$9,059	$3,159	34.9%	$33,717	$27,085	$6,632	24.5%

Collaborative Arrangements Revenue.  The increase in revenue of approximately $3.2 million from collaborative arrangements for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily related to the Almirall license agreement. The receipt of the $19.0 million milestone payment, net of foreign withholding taxes, in November 2010 resulted in the recognition of approximately $1.8 million in revenue during the three months ended September 30, 2011 compared with none during the three months ended September 30, 2010. Additionally, in June 2011, we revised our estimate of the development period associated with the Almirall license agreement which resulted in approximately $1.5 million in additional revenue recognized during the three months ended September 30, 2011 related to the up-front payment and the amortization of the deferred revenue associated with the forward purchase contract. These increases were partially offset as we recognized approximately $0.1 million less in revenue in the three months ended September 30, 2011 from shipments of clinical trial materials to Almirall and Astellas than in the corresponding period in 2010.

The increase in revenue of approximately $6.6 million from collaborative arrangements for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the receipt of the $19.0 million milestone payment, net of foreign withholding taxes, in November 2010 related to the Almirall license agreement. In the nine months ended September 30, 2011, we recognized approximately $4.3 million related to this milestone payment compared with none during the nine months ended September 30, 2010. In June 2011, we revised our estimate of the development period associated with the Almirall license agreement which resulted in approximately $2.0 million in additional revenue recognized during the nine months ended September 30, 2011 related to the up-front payment and the amortization of the deferred revenue associated with the forward purchase contract. Additionally, we recognized approximately $0.5 million more in revenue from the up-front license payment related to the Astellas agreement during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, as the development period and related amortization did not commence until March 2010. These increases were partially offset as we recognized approximately $0.1 million less in revenue in the nine months ended September 30, 2011 from shipments of clinical trial materials to Almirall and Astellas than in the corresponding period in 2010.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Operating Expenses:
Research and development	$22,905	$18,742	$4,163	22.2%	$61,869	$56,188	$5,681	10.1%
General and administrative	10,929	6,482	4,447	68.6%	30,958	18,868	12,090	64.1%
Total operating expenses	$33,834	$25,224	$8,610	34.1%	$92,827	$75,056	$17,771	23.7%

Research and Development Expense.  The increase in research and development expense of approximately $4.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to an increase of approximately $2.5 million in compensation, benefits, share-based compensation, and other employee related expenses primarily due to increased headcount, an increase of approximately $1.6 million in external research costs related to the research and development fees paid to Protagonist and Depomed, and an increase of approximately $0.3 million in support of linaclotide. The increased contract manufacturing expense of $1.3 million was partially offset by a decrease of approximately $1.0 million due to lower clinical trial and net collaboration reimbursements as our CC and IBS-C trials were completed at the end of 2010.

The increase in research and development expense of approximately $5.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to an increase of approximately $7.3 million in compensation, benefits, share-based compensation, and other employee related expenses primarily due to increased headcount, an increase of approximately $5.4 million in external research costs related to the license and research and development fees paid to Protagonist and Depomed, and an increase of approximately $1.0 million in external consulting costs primarily related to the preparation of the linaclotide NDA and developing the infrastructure to support post-approval compliance of linaclotide and an increase of approximately $0.9 million in research and development related facilities and support costs associated with the additional space we leased in our 301 Binney Street facility, partially offset by a decrease of approximately $8.8 million in support of the development of linaclotide, primarily resulting from lower clinical trial, manufacturing and net collaboration reimbursements as our CC and IBS-C trials were completed at the end of 2010.

General and Administrative Expense.  The increase in general and administrative expense of approximately $4.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due to an increase of approximately $2.2 million in compensation and benefits related expenses due to increased headcount, including share-based compensation expense primarily related to our new hire and annual stock option grants, an increase of approximately $0.6 million in general and administrative related facilities costs associated with the additional space we leased in our 301 Binney Street facility, and an increase in external consulting costs, net of Forest reimbursement, of approximately $1.4 million associated with developing the infrastructure to commercialize and support linaclotide.

The increase in general and administrative expense of approximately $12.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to an increase of approximately $5.6 million in compensation, benefits, and other employee related expenses primarily due to increased headcount, an increase of approximately $1.7 million in share-based compensation expense primarily related to our new hire and annual stock option grants, an increase of approximately $2.2 million in general and administrative related facilities costs associated with the additional space we leased in our 301 Binney Street facility, and an increase in external consulting costs, net of Forest reimbursement, of approximately $2.2 million associated with developing the infrastructure to commercialize and support linaclotide.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest expense	$(16)	$(81)	$65	80.2%	$(49)	$(178)	$129	72.5%
Interest and investment income	105	188	(83)	(44.1)%	384	445	(61)	(13.7)%
Other income	897	—	897	100.0%	900	—	900	100.0%
Total other income (expense), net	$986	$107	$879	821.5%	$1,235	$267	$968	362.5%

Interest Expense.  The decrease in interest expense for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was primarily the result of the repayment of the long-term debt in September 2010, partially offset by increased interest expense resulting from the capital leases we entered into in 2010 and 2011.

Interest and Investment Income.  The decrease in interest and investment income for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due to lower average cash balances and interest rates during the three months ended September 30, 2011.

The decrease in interest and investment income for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to lower average cash balances during the nine months ended September 30, 2011 compared to the nine months ending September 30, 2010 resulting from the receipt of our IPO proceeds in February 2010.

Other Income.  The increase in other income for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was primarily the result of the recognition of the Life Sciences Tax Incentive Program award of approximately $0.9 million in September 2011.

Income Tax Expense (Benefit).  The approximately $2.9 million decrease in income tax benefit for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was related to intra-period income tax allocation requirements for which we recorded a benefit for income taxes from continuing operations of approximately $2.9 million, offset by an identical income tax provision from discontinued operations for the three and nine months ended September 30, 2010. The intra-period income tax allocation considers discontinued operations for purposes of determining the amount of tax benefit that results from our loss from continuing operations.

Net Income From Discontinued Operations. The decrease in net income from discontinued operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was the result of the sale of Microbia, our former subsidiary, in September 2010.

Net Income From Discontinued Operations Attributable to Noncontrolling Interest. The decrease in net income from discontinued operations attributable to noncontrolling interest for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was the result of the sale of Microbia, our former subsidiary, in September 2010.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(67,536)	$(67,253)
Investing activities	89,522	(198,571)
Financing activities	2,513	202,214
Net increase (decrease) in cash and cash equivalents	$24,499	$(63,610)

We have incurred losses since our inception on January 5, 1998 and, as of September 30, 2011, we had a cumulative deficit of approximately $425.4 million. We have financed our operations to date primarily through the sale of preferred stock and common stock, including approximately $203.2 million of net proceeds from our IPO, payments received under collaborative arrangements, including reimbursement of certain expenses, debt financings and interest earned on investments. At September 30, 2011, we had approximately $175.1 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus accrued interest, which approximates fair market value. Our available-for-sale securities include amounts held in U.S. government-sponsored securities and U.S. Treasury securities. We invest cash in excess of immediate requirements in accordance with our investment policy which limits the amounts we may invest in any one type of investment and requires all investments held by us to be A+ rated so as to primarily achieve liquidity and capital preservation.

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $67.5 million for the nine months ended September 30, 2011. The primary uses of cash were our net loss from continuing operations of approximately $57.9 million and a decrease of approximately $27.3 million in working capital resulting primarily from reductions in deferred revenue as revenue was recognized from our collaboration and our license agreements. These uses of cash were partially offset by non-cash items of approximately $17.7 million.

Net cash used in operating activities totaled approximately $67.3 million for the nine months ended September 30, 2010.  The primary uses of cash were our net loss from continuing operations of approximately $44.8 million, approximately $6.0 million used in operating activities from discontinued operations and a decrease of approximately $27.0 million in working capital resulting primarily from reductions in deferred revenue as revenue was recognized from our Forest collaboration agreement and our Almirall and Astellas license agreements. These uses of cash were partially offset by non-cash items of approximately $10.5 million.

Cash Flows From Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2011 totaled approximately $89.5 million and resulted primarily from the sales and maturities of securities of approximately $177.1 million, partially offset by the purchase of approximately $81.5 million of securities and the purchase of approximately $6.0 million of property and equipment associated with the expansion of our 301 Binney Street facility and our information technology infrastructure.

Cash used in investing activities for the nine months ended September 30, 2010 totaled approximately $198.6 million and resulted primarily from the purchase of approximately $322.3 million of securities related to the investment of the net proceeds of our IPO and the purchase of approximately $15.1 million of property and equipment associated with the expansion of our 301 Binney Street facility.  These uses of cash were partially offset by the sale and maturity of approximately $129.3 million in investments and $9.5 million in proceeds received from DSM for the sale of our interest in Microbia.

Cash Flows From Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2011 totaled approximately $2.5 million primarily resulting from approximately $2.7 million of proceeds from the exercise of stock options and the purchase of shares under the employee stock purchase plan, partially offset by payments on our capital leases.

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

We have generated revenue from services, up-front license fees and milestones, but have not generated any product revenue since our inception and do not expect to generate any product revenue from our collaborative arrangements or the sale of products unless we receive regulatory approval for commercial sale of linaclotide. We believe that our cash on hand as of the date of this Quarterly Report on Form 10-Q and additional cash milestone payments we may receive from our current or future collaborators provide significant optionality and would be sufficient to meet our projected operating needs through the anticipated commercialization of linaclotide. If our forecasted operating needs change, we may require additional funding in the form of public or private equity offerings or debt financings or we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts. In addition, if favorable financing opportunities arise, we may seek additional funding at such time. Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying estimates regarding the costs to obtain regulatory approval and the costs to commercialize linaclotide, is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

We, and in some cases, along with our collaboration partner, Forest, have entered into multiple commercial supply agreements for the purchase of linaclotide API and drug product. Some of the agreements contain minimum purchase commitments, the earliest of which commences in 2012. As of September 30, 2011, our minimum purchase requirement across all the agreements is approximately $45.0 million through 2017.

Related Party Transactions

We have and currently obtain legal services from a law firm that is an investor of ours. We paid approximately $29,000 and $124,000 in legal fees to this investor during the three and nine months ended September 30, 2011, respectively, and approximately $96,000 and $196,000 during the three and nine months ended September 30, 2010, respectively.

In September 2006, Tate & Lyle Investments, Ltd., or T&L, became a related party when we sold to them 1,823,529 shares of common stock of Microbia at the aggregate purchase price of approximately $2,000, and sold 7,000,000 shares of convertible preferred stock of Microbia at the aggregate purchase price of $7.0 million. T&L accounted for approximately 0% and 98% of our revenue from discontinued operations for the three and nine months ended September 30, 2010, respectively. In June 2010, T&L and

Microbia entered into an agreement to terminate their collaboration. All current and future obligations between Microbia and T&L were terminated as a result of this agreement. As a result of the sale of our interest in Microbia to DSM, T&L is no longer a related party.

In September 2009, Forest became a related party when we sold to them 2,083,333 shares of our convertible preferred stock at a price of $12.00 per share for cash proceeds of $25.0 million. Forest accounted for approximately 45% and 49% of our revenue from continuing operations for the three and nine months ended September 30, 2011, respectively, and approximately 60% for both the three and nine months ended September 30, 2010.

In November 2009, Almirall became a related party when we sold to them 681,819 shares of our convertible preferred stock at a price of $22.00 per share for cash proceeds of $15.0 million. Almirall accounted for approximately 48% and 43% of our revenue from continuing operations for the three and nine months ended September 30, 2011, respectively, and approximately 29% and 31% for the three and nine months ended September 30, 2010, respectively.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, which is intended to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards, or IFRS, as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and should be applied retrospectively. We expect to adopt this standard beginning in 2012. As ASU 2011-05 impacts presentation only, it will have no effect on our consolidated financial position or results of operations.

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

Effects of Inflation

We do not believe that inflation and changing prices have had a material effect on our business over the three and nine months ended September 30, 2011 and 2010.

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

On August 9, 2011, we and our U.S. collaboration partner, Forest, announced that we submitted an NDA with the FDA for our lead product candidate, linaclotide, for the treatment of IBS-C and CC. On October 24, 2011, we and Forest announced that the FDA accepted the NDA for review, and the FDA Prescription Drug User Fee Act (“PDUFA”) target action date is expected to occur in June 2012. We and Forest are not permitted to market linaclotide in the U.S. until we receive approval of the NDA from the FDA.

On September 29, 2011, we and our European partner, Almirall, each announced that Almirall submitted an MAA, with the EMA for linaclotide for the treatment of IBS-C. Our other partners, including Almirall in Europe, are not permitted to market linaclotide in any foreign jurisdictions until they receive the requisite marketing approvals from the regulatory authorities in such jurisdictions.

Obtaining regulatory approval is a lengthy, expensive and uncertain process. Now that the FDA has accepted the NDA for linaclotide for filing, the FDA’s review has just commenced.  Similarly, the EMA’s review of the MAA for linaclotide is just beginning. The FDA and foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Potential risks include those that the regulatory authorities:

•                  may not deem linaclotide safe and effective;

•                  may not find the data from preclinical studies and clinical trials sufficient to support approval;

•                  may not approve of manufacturing processes and facilities;

•                  may not approve linaclotide for both IBS-C and CC indications in the U.S.;

•                  may require significant warnings or restrictions on use to the product label for linaclotide; or

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

Undesirable side effects caused by linaclotide could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. Any serious adverse events deemed to be caused by linaclotide could have a material adverse effect upon the linaclotide program and our business as a whole. The most common adverse event to date in the clinical studies evaluating the safety and efficacy of linaclotide has been diarrhea. For the most part, the diarrhea has been considered mild or moderate by the patients. In the four Phase 3 clinical trials, our results indicate that diarrhea was seen in 14% to 20% of linaclotide-treated patients, and was the most common adverse event that led to study discontinuation in 3% to 6% of linaclotide-treated patients. 90% of patients who had diarrhea had mild to moderate episodes. In our clinical development program, there have been no serious adverse events in any patients receiving linaclotide treatment that were deemed by a study investigator or us to be “definitely related” or “probably related” to linaclotide treatment, nor have there been any deaths in any patients receiving linaclotide treatment that were deemed by a study investigator or us to be related to linaclotide treatment.

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

We do not currently possess internal manufacturing capacity- we use contract manufacturers to manufacture our clinical and commercial supplies. With respect to the manufacturing of linaclotide, we have entered into commercial supply agreements with PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB and with Corden Pharma Colorado, Inc. (formerly known as Roche Colorado Corporation), each for the manufacture of the linaclotide API that is being used to seek regulatory approval of linaclotide, and, pending any such approval, that will be incorporated into the finished product for commercialization in our partnered territories. However, if we change or add manufacturers, the regulatory authorities in each territory must approve these manufacturers’ facilities and processes prior to use, which may require compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of linaclotide. While we believe we will have arrangements to produce a sufficient amount of API, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship with an alternative manufacturer.

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

Each of the linaclotide manufacturers needs to comply with good manufacturing practices, or GMP, requirements enforced by the FDA and foreign regulatory authorities through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of linaclotide may be unable to comply with these GMP requirements and with other regulatory requirements. We have little control over our manufacturers’ or collaboration partners’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the quality of linaclotide is compromised due to a manufacturers’ or collaboration partners’ failure to adhere to applicable laws or GMP requirements, or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize linaclotide, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in regulatory submissions, approvals or commercialization of linaclotide or our other product candidates, entail higher costs or result in our being unable to effectively commercialize linaclotide or our other product candidates. Furthermore, if our manufacturers or collaboration partners fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

Because we work with partners to develop, manufacture and promote linaclotide, we are dependent upon third parties, and our relationships with those third parties, in our efforts to obtain regulatory approval for, and to commercialize, linaclotide.

We co-develop and plan to co-promote linaclotide in the U.S. with Forest. Forest played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data. In addition, since we will co-commercialize linaclotide in the U.S. with Forest, we are working closely with them to develop and implement a commercialization plan for linaclotide if and when it is approved by the FDA.  Each of Almirall, our European partner, and Astellas, our partner in certain Asian countries, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its respective territory. Further, we and our other partners are responsible for reporting adverse event information to us and to Forest. In addition, each of our partners is responsible for completing the manufacturing process of linaclotide upon production of the API, which consists of finishing and packaging linaclotide into capsules. These functions may not be carried out effectively and efficiently if we fail to communicate and coordinate with our partners, and vice versa. Employees of our partners are not our employees, and we have limited ability to control the amount or timing of resources that they devote to linaclotide. If any of our partners fails to devote sufficient time and resources to linaclotide, or if its performance is substandard, it will delay the potential approval of regulatory applications for linaclotide as well as the manufacturing and commercialization of linaclotide. A material breach by any of our partners of our collaboration agreement with such partner, or a significant disagreement between us and a partner, could also delay the regulatory approval and commercialization of linaclotide, potentially lead to costly litigation, and could have a material adverse impact on our financial condition. Moreover, although we have non-compete restrictions in place with each of our partners, they may have relationships with other commercial entities, some of which may compete with us. If any of our partners assists our competitors, it could harm our competitive position.

If any of our partners undergoes a change in control or management, this may adversely affect our collaborative relationship or the timeline and likelihood of achieving regulatory approval and, ultimately, the commercialization of linaclotide.

We work jointly and collaboratively with Forest, Almirall and Astellas on many decisions related to the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of our partners’ management teams in functional areas such as development, quality, regulatory, operations and commercial. The success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. If a partner undergoes a change of control or a change of management, we will need to reestablish many of these relationships and we will need to regain alignment of our development and commercialization strategy for linaclotide. Further, any change of control or management may result in a reprioritization of linaclotide within such partner’s profile, or such partner may fail to maintain the financial resources necessary to continue financing its portion of the development, manufacturing or commercialization costs. In certain circumstances, if one of our partners undergoes a change of control, we have the right to terminate the collaboration or license agreement and reacquire that partner’s rights with respect to linaclotide. If we elect to exercise these rights in such circumstances, we will need to either establish the capability to develop and commercialize linaclotide in that partnered territory on our own or we will need to establish a relationship with a new partner. In any of these situations, the timeline and likelihood of achieving regulatory approval and, ultimately, the commercialization of linaclotide would be at risk or impaired.

Even if linaclotide receives regulatory approval, it may still face future development and regulatory difficulties.

On August 9, 2011, we and Forest announced that we submitted an NDA with the FDA for linaclotide for the treatment of IBS-C and CC, and on October 24, 2011, we and Forest announced that the FDA accepted the NDA for review. However, even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Linaclotide and our other product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We have out-licensed the European rights to develop and commercialize linaclotide to Almirall, and we have out-licensed the same rights in certain Asian countries to Astellas. In the future, we may seek to commercialize linaclotide in foreign countries outside of Europe and those Asian countries with other parties or by ourselves. In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S. Almirall submitted an MAA with the EMA in September 2011. The time required to obtain approval in other jurisdictions, including the European Union, or E.U., might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that linaclotide may not be approved for all indications requested, which could limit the uses of linaclotide and have an adverse effect on its commercial potential or require costly post-marketing studies.

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

With linaclotide, we are developing a product candidate for large markets traditionally served by general practitioners and internists, as well as gastrointestinal specialists. Traditional pharmaceutical companies employ groups of sales representatives to call on these large generalist physician populations. In order to adequately address these physician groups, we must optimize our co-promotion relationship in the U.S. and license relationship in Canada and Mexico with Forest, our license and commercialization relationship in Europe with Almirall, and our license and commercialization relationship in certain Asian countries with Astellas. Likewise, we must either establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence outside of North America, Europe, and those Asian countries. We currently possess limited resources and may not be successful in establishing additional collaborations or co-promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators, co-promoters and sales force personnel.

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

We expect to experience pricing pressures in connection with the sale of linaclotide and our future products due to the healthcare reforms discussed below, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of health maintenance organizations, the ongoing federal government debate on reducing the federal deficit and additional legislative proposals.

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

In recent years, we have focused primarily on developing linaclotide, with the goal of supporting regulatory approval for this product candidate. We have financed our operations primarily through the issuance of equity and our collaboration and license arrangements, and we have incurred losses in each year since our inception in 1998. We incurred net losses attributable to Ironwood Pharmaceuticals, Inc. of approximately $20.6 million and $57.9 million in the three and nine months ended September 30, 2011, respectively, and approximately $8.3 million and $41.3 million in the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, we had an accumulated deficit of approximately $425.4 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in connection with our efforts to commercialize linaclotide and our research and development of our other product candidates. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of November 1, 2011, the holders of our Class A common stock own approximately 60% and the holders of our Class B common stock own approximately 40% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 13% and holders of our Class B common stock have approximately 87% of the total votes in each of the matters identified in the list above. This concentrated control with our Class B common stock holders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

•                  A majority of the outstanding shares of Class B common stock are required to amend our certificate of incorporation and a super-majority (80%) of the outstanding shares of common stock are required to amend our by-laws, which make it more difficult to change the provisions described above.

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

•                  the ability of our partners to perform their obligations under our collaboration and license agreements with them;

•                  our expectations as to future financial performance, expense levels, capital raising and liquidity sources;

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

We did not repurchase any of our equity securities during the quarter ended September 30, 2011.

Use of Proceeds

In February 2010, we completed our IPO of our Class A common stock pursuant to a Registration Statement on Form S-1, as amended (File No. 333-163275) that was declared effective on February 2, 2010.

There were no material changes in our use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 4, 2010. As of September 30, 2011, we estimate that we used the proceeds in the following way:

•                  approximately $45.3 million to fund the development and commercialization of linaclotide;

•                  approximately $30.9 million to fund both research and development of early stage product candidates and preclinical research in multiple therapeutic areas, including gastrointestinal disease, pain and inflammation, respiratory disease, and cardiovascular disease; and

•                  approximately $127.0 million for general corporate purposes.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: November 9, 2011	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ MICHAEL J. HIGGINS
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