Form 10-K/A
period 2011-12-31
IRONWOOD PHARMACEUTICALS INC
filed 2012-02-29
CIK 1446847

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 for the sole purpose of filing a corrected Exhibit 21.1—List of Registrant's Subsidiaries. The Exhibit 21.1 previously filed with our Annual Report on Form 10-K for the year ended December 31, 2011 was incorrectly included in our filing. The correct list of our subsidiaries is being filed herewith.

        This Amendment No. 1 is limited in scope to the foregoing, and should be read in conjunction with our Annual Report on Form 10-K filed earlier today.

		Page
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	1
	Signatures	5

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

    (3)
    Exhibits

Incorporated by reference herein
Number		Description	Form	Date
3.1		Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

3.2		Fifth Amended and Restated Bylaws	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

4.1		Specimen Class A common stock certificate	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 20, 2010

4.2		Eighth Amended and Restated Investors' Rights Agreement, dated as of September 1, 2009, by and among Ironwood Pharmaceuticals, Inc., the Founders and the Investors named therein	Registration Statement on Form S-1, as amended (File No. 333-163275)	November 20, 2009

10.1	#	1998 Amended and Restated Stock Option Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.2	#	Amended and Restated 2002 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.3	#	Amended and Restated 2005 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 29, 2010

10.4	#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	May 13, 2011

10.4.1	#	Form agreement under the 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

10.5	#	2010 Employee Stock Purchase Plan	Registration Statement on Form S-8 (File No. 333-165230)	March 5, 2010

Incorporated by reference herein
Number		Description	Form	Date
10.6	#	Change of Control Severance Benefit Plan	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.7	#	Director Compensation Plan	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.8	#	Form of Indemnification Agreement with directors and officers	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.9	#	Consulting Agreement, dated as of November 30, 2009, by and between Christopher Walsh and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.10	+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

10.11	+	License Agreement, dated as of April 30, 2009, by and between Almirall, S.A. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

10.12	+	License Agreement, dated as of November 10, 2009, by and among Astellas Pharma, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

10.13	+	Commercial Supply Agreement, dated as of June 23, 2010, by and among PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB, Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 10, 2010

10.14	+	Commercial Supply Agreement, dated as of March 28, 2011, by and among Corden Pharma Colorado (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 13, 2011

Incorporated by reference herein
Number		Description	Form	Date
10.15		Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 12, 2007, as amended on April 9, 2009, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.15.1		Second Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 9, 2010, by and Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

10.15.2		Third Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 1, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2011

10.15.3		Fourth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 3, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2011

10.15.4		Fifth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 18, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

21.1	*	Subsidiaries of Ironwood Pharmaceuticals, Inc.

23.1		Consent of Independent Registered Public Accounting Firm	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

31.3	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

Incorporated by reference herein
Number		Description	Form	Date
31.4	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012
32.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.INS		XBRL Instance Document	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.SCH		XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.LAB		XBRL Taxonomy Extension Label Linkbase Database	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

*
Filed herewith.

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

Signature	Title	Date

/s/ PETER M. HECHT Peter M. Hecht	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012
/s/ MICHAEL J. HIGGINS Michael J. Higgins	Chief Operating Officer & Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	February 29, 2012
/s/ BRYAN E. ROBERTS Bryan E. Roberts	Chairman of the Board	February 29, 2012
/s/ GEORGE CONRADES George Conrades	Director	February 29, 2012
/s/ JOSEPH C. COOK, JR. Joseph C. Cook, Jr.	Director	February 29, 2012
/s/ DAVID EBERSMAN David Ebersman	Director	February 29, 2012
/s/ MARSHA H. FANUCCI Marsha H. Fanucci	Director	February 29, 2012

Signature	Title	Date

/s/ TERRANCE G. MCGUIRE Terrance G. McGuire	Director	February 29, 2012
/s/ DAVID E. SHAW David E. Shaw	Director	February 29, 2012
/s/ CHRISTOPHER T. WALSH Christopher T. Walsh	Director	February 29, 2012

Exhibit Index

Incorporated by reference herein
Number		Description	Form	Date

3.1		Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

3.2		Fifth Amended and Restated Bylaws	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

4.1		Specimen Class A common stock certificate	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 20, 2010

4.2		Eighth Amended and Restated Investors' Rights Agreement, dated as of September 1, 2009, by and among Ironwood Pharmaceuticals, Inc., the Founders and the Investors named therein	Registration Statement on Form S-1, as amended (File No. 333-163275)	November 20, 2009

10.1	#	1998 Amended and Restated Stock Option Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.2	#	Amended and Restated 2002 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.3	#	Amended and Restated 2005 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 29, 2010

10.4	#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q, (File No. 001-34620)	May 13, 2011

10.4.1	#	Form agreement under the 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

10.5	#	2010 Employee Stock Purchase Plan	Registration Statement on Form S-8 (File No. 333-165230)	March 5, 2010

10.6	#	Change of Control Severance Benefit Plan	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.7	#	Director Compensation Plan	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.8	#	Form of Indemnification Agreement with directors and officers	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

Incorporated by reference herein
Number		Description	Form	Date
10.9	#	Consulting Agreement, dated as of November 30, 2009, by and between Christopher Walsh and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.10	+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

10.11	+	License Agreement, dated as of April 30, 2009, by and between Almirall, S.A. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

10.12	+	License Agreement, dated as of November 10, 2009, by and among Astellas Pharma, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

10.13	+	Commercial Supply Agreement, dated as of June 23, 2010, by and among PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB, Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 10, 2010

10.14	+	Commercial Supply Agreement, dated as of March 28, 2011, by and among Corden Pharma Colorado (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 13, 2011

10.15		Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 12, 2007, as amended on April 9, 2009, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.15.1		Second Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 9, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

Incorporated by reference herein
Number		Description	Form	Date
10.15.2		Third Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 1, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2011

10.15.3		Fourth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 3, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2011

10.15.4		Fifth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 18, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

21.1	*	Subsidiaries of Ironwood Pharmaceuticals, Inc.

23.1		Consent of Independent Registered Public Accounting Firm	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

31.3	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.4	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

Incorporated by reference herein
Number	Description	Form	Date
32.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.INS	XBRL Instance Document	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.SCH	XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.LAB	XBRL Taxonomy Extension Label Linkbase Database	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

*
Filed herewith.

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