Form 10-Q
period 2012-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2012-05-10
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes  ☒ No

As of May 1, 2012, there were 75,387,167 shares of Class A common stock outstanding and 31,828,007 shares of Class B common stock outstanding.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$131,612	$87,282
Available-for-sale securities	70,496	76,734
Accounts receivable	109	74
Related party accounts receivable, net	—	578
Prepaid expenses and other current assets	4,048	2,899
Total current assets	206,265	167,567
Restricted cash	7,647	7,647
Property and equipment, net	35,140	33,625
Other assets	124	138
Total assets	$249,176	$208,977
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,996	$6,436
Related party accounts payable, net	1,175	—
Accrued research and development costs	7,958	7,010
Accrued expenses	11,598	11,122
Current portion of capital lease obligations	271	233
Current portion of deferred rent	4,350	4,042
Current portion of deferred revenue	24,935	36,291
Total current liabilities	52,283	65,134
Capital lease obligations, net of current portion	435	422
Deferred rent, net of current portion	11,964	12,435
Deferred revenue, net of current portion	20,348	21,130
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 75,316,558 and 61,801,770 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	75	62
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 31,675,966 and 38,914,080 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	32	39
Additional paid-in capital	632,029	542,141
Accumulated deficit	(467,993)	(432,392)
Accumulated other comprehensive income	3	6
Total stockholders’ equity	164,146	109,856
Total liabilities and stockholders’ equity	$249,176	$208,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Collaborative arrangements revenue	$12,248	$10,237
Operating expenses:
Research and development	29,510	19,555
General and administrative	18,374	9,224
Total operating expenses	47,884	28,779
Loss from operations	(35,636)	(18,542)
Other income (expense):
Interest expense	(14)	(16)
Interest and investment income	49	154
Other income	—	3
Other income (expense), net	35	141
Net loss	(35,601)	(18,401)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	(3)	51
Other comprehensive income (loss)	(3)	51
Comprehensive loss	$(35,604)	$(18,350)

Net loss per share—basic and diluted	$(0.34)	$(0.19)
Weighted average number of common shares used in net loss per share —basic and diluted	103,751,060	99,075,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(35,601)	$(18,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,680	2,133
Loss on disposal of property and equipment	1	—
Share-based compensation expense	3,721	2,698
Accretion of discount/premium on investment securities	309	727
Changes in assets and liabilities:
Accounts receivable	543	(1,289)
Restricted cash	—	2,833
Prepaid expenses and other current assets	(1,149)	1,021
Other assets	14	23
Accounts payable and accrued expenses	(2,227)	(2,962)
Accrued research and development costs	948	(88)
Deferred revenue	(12,138)	(10,013)
Deferred rent	(163)	(595)
Net cash used in operating activities	(43,062)	(23,913)
Cash flows from investing activities:
Purchases of available-for-sale securities	(23,339)	(39,436)
Sales and maturities of available-for-sale securities	29,265	68,111
Purchases of property and equipment	(4,642)	(3,468)
Proceeds from sale of property and equipment	4	—
Net cash provided by investing activities	1,288	25,207
Cash flows from financing activities:
Proceeds from issuance of common stock	85,228	—
Proceeds from exercise of stock options	945	675
Payments on borrowings	(69)	(76)
Net cash provided by financing activities	86,104	599
Net increase in cash and cash equivalents	44,330	1,893
Cash and cash equivalents, beginning of period	87,282	44,321
Cash and cash equivalents, end of period	$131,612	$46,214

Supplemental cash flow disclosures:
Cash paid for interest	$12	$15
Purchases under capital leases	$120	$325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (the “Company”) is an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize differentiated medicines that improve patients’ lives. The Company’s lead product candidate is linaclotide, a guanylate cyclase type-C agonist (“GCCA”) being developed for the treatment of patients with irritable bowel syndrome with constipation (“IBS-C”) and chronic constipation (“CC”). In August 2011, the Company and its U.S. collaboration partner, Forest Laboratories, Inc. (“Forest”) submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for linaclotide for the treatment of IBS-C and CC. In February 2012, the FDA informed the Company and Forest that it will not schedule an advisory committee meeting in  connection with its review of the NDA. In April 2012, the FDA extended its standard ten-month review period by three months, so the FDA Prescription Drug User Fee Act (“PDUFA”) target action date is now in September 2012.

In September 2011, the Company’s European partner, Almirall, S.A. (“Almirall”) submitted a Market Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for linaclotide for the treatment of patients with IBS-C, and Almirall continues to work with the EMA in its review.

The Company’s Japanese partner, Astellas Pharma Inc. (“Astellas”), continues to develop linaclotide for the treatment of patients with IBS-C in Japan and certain other Asian countries.  The Company continues to assess alternatives to bring linaclotide to IBS-C and CC sufferers in the parts of the world outside of its partnered territories, which include China.

The Company also continues to assess lifecycle management opportunities for linaclotide in order to ensure that it is maximizing the drug’s potential value. Based on its preliminary efforts to date, the Company anticipates that these activities will include the exploration of the potential for linaclotide in the pediatric population as well as in other gastrointestinal indications.

The Company also has a pipeline focused on both research and development of early development candidates and discovery research in multiple therapeutic areas, including gastrointestinal disease, Central Nervous System (“CNS”) disorders, respiratory disease and cardiovascular disease.

The Company was incorporated in Delaware on January 5, 1998. On April 7, 2008, the Company changed its name from Microbia, Inc. to Ironwood Pharmaceuticals, Inc. The Company currently operates in one reportable business segment—human therapeutics.

The Company has generated an accumulated deficit as of March 31, 2012 of approximately $468.0 million since inception. In February 2010, the Company completed its initial public offering of Class A common stock and raised a total of approximately $203.2 million in net proceeds. Additionally, in February 2012, the Company sold 6,037,500 shares of its Class A common stock through a firm commitment, underwritten public offering and raised a total of approximately $85.2 million in net proceeds (Note 8).

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements and the related disclosures as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of March 31, 2012 and results of its operations and its cash flows for the three months ended March 31, 2012 and 2011. The interim results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood Pharmaceuticals, Inc. and its wholly owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $128.3 million and $77.2 million at March 31, 2012 and December 31, 2011, respectively.

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

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other-than-temporary impairments for the three months ended March 31, 2012 and 2011.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, restricted cash, available-for-sale securities and accounts receivable. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s available-for-sale investments primarily consist of U.S. Treasury securities and certain U.S. government sponsored securities and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy which limits the amounts the Company may invest in any one type of investment, and requires all investments held by the Company to be A+ rated, thereby reducing credit risk concentration.

Accounts receivable, including related party accounts receivable, primarily consist of amounts due under the collaboration agreement with Forest and license agreements with Almirall and Astellas (Note 4) for which the Company does not obtain collateral. Accounts receivable from Forest and Almirall are presented as related party accounts receivable on the condensed consolidated balance sheets as both entities own common stock of the Company.

At March 31, 2012 and December 31, 2011, accounts receivable from Forest, net of any payables due Forest, accounted for approximately 0% and 86%, respectively, of the Company’s total accounts receivable. At March 31, 2012 and December 31, 2011, Almirall accounted for approximately 0% and 2%, respectively, of the Company’s total accounts receivable. At March 31, 2012 and December 31, 2011, Astellas accounted for approximately 100% and 11%, respectively, of the Company’s total accounts receivable.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The percentages of revenue recognized from significant customers of the Company in the three months ended March 31, 2012 and 2011 are included in the following table:

	Three Months Ended March 31,
Collaborative Partner:	2012	2011
Forest	45%	53%
Almirall	48%	37%
Astellas	7%	10%

For the three months ended March 31, 2012 and 2011, no additional customers accounted for more than 10% of the Company’s revenue.

Revenue Recognition

The Company’s revenue is generated through collaborative research and development and licensing agreements. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, including participation on a joint development committee, and (iii) the manufacture of active pharmaceutical ingredient (“API”) and development materials for the collaborative partner which are reimbursed at a contractually determined rate. To date, the Company’s collaborative research and development and licensing agreements have included only the license to develop and commercialize linaclotide, the Company’s GCCA. Non-refundable payments to the Company under these agreements may include (i) up-front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of API and development materials, (iv) payments based upon the achievement of certain milestones, and (v) royalties on product sales.

There are no performance, cancellation, termination or refund provisions in any of the Company’s arrangements that contain material financial consequences to the Company.

At March 31, 2012, the Company had collaboration and license agreements with Forest, Almirall and Astellas. Refer to Note 4, “Collaboration and License Agreements,” for additional discussion of these agreements.

Agreements Entered into Prior to January 1, 2011

For arrangements that include multiple deliverables, the Company follows the provisions of the Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”), in accounting for these agreements. Under ASC 605-25, the Company is required to identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting. Collaborative research and development and licensing agreements that contain multiple deliverables are divided into separate units of accounting if certain criteria are met, as follows:

•                  Delivered element(s) has value to the collaborator on a standalone basis,

•                  There is objective and reliable evidence of the fair value of the undelivered obligation(s), and

•                  If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within the Company’s control.

The Company allocates arrangement consideration among the separate units of accounting either on the basis of each unit’s respective fair value or using the residual method, and applies the applicable revenue recognition criteria to each of the separate units. If the separation criteria are not met, revenue of the combined unit of accounting is recorded based on the method appropriate for the last delivered item. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, services have been rendered or delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Up-Front License Fees

The Company recognizes revenue from nonrefundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the period over which the research and development is expected to occur or manufacturing services are expected to be provided. Accordingly, the Company is required to make estimates regarding the drug development and commercialization timelines for drugs and drug candidates being developed pursuant to the applicable agreement. The determination of the length of the period over which to recognize the revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. The Company generally assesses the estimated period of performance to approximate the research and development term due to the Company’s continuing involvement in the performance of research and development activities. Typically the research and development term begins at the inception of the collaboration or license agreement and concludes when the Company’s significant research and development obligations under the agreement have ended. Quarterly, the Company reassesses its period of substantial involvement over which the Company amortizes its up-front license fees and makes adjustments as appropriate. During the three months ended March 31, 2012, the Company’s estimates regarding the period of performance under its collaborative research and development and licensing agreements did not change; however, they have changed in the past and may change in the future. In the event that a license were to be terminated, the Company would recognize as revenue any portion of the up-front fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

Up-front payments on a license are deferred if the relevant facts and circumstances dictate that the license does not have standalone value to the partner. Factors considered in this determination include the research capabilities of the partner and the availability of peptide research expertise in the general marketplace. In addition, the Company considers whether the collaborator can use the license for its intended purpose without the receipt of the remaining deliverables, and whether the value of the license is dependent on the undelivered items and whether there are other vendors that can provide the undelivered item.

Milestones

At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Prior to January 1, 2011, in those circumstances where a substantive milestone was achieved, collection of the related receivable is reasonably assured and the Company had remaining obligations to perform under the collaboration arrangement, the Company recognized as revenue on the date the milestone was achieved an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized on a straight-line basis over the remaining period of performance. Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method (“ASU 2010-17”) on a prospective basis. Under ASU 2010-17, in those circumstances where a substantive milestone is achieved and collection of the related receivable is reasonably assured, the Company recognizes revenue related to the milestone in its entirety in the period in which the milestone is achieved. Milestone payments received prior to the adoption of ASU 2010-17 have continued to be recognized over the remaining period of performance. Milestones that are not considered substantive are recognized on a straight-line basis over the remaining period of performance.

Substantive milestones are due to the Company upon NDA approval of linaclotide in the U.S., upon the initiation of a Phase 3 study for linaclotide in Japan, upon the filing and approval of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan. Refer to Note 4 for details on the specific milestones in each of the Company’s agreements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other

The Company produces development materials and API for its collaborators and is reimbursed at a contracted rate. The Company recognizes revenue on development material and API when the material has passed all quality testing required for collaborator acceptance, delivery has occurred, title and risk of loss have transferred to the collaborator, the price is fixed or determinable, and collection is reasonably assured.

The Company receives research and development funding under the Forest collaboration agreement and considers the nature and contractual terms of the arrangement and the nature of the Company’s business operations to determine whether research and development funding will result in collaborative revenues or an offset to research and development expenses. Additionally, the Company considers the factors or indicators within this arrangement to determine whether reporting transactions under the Company’s collaboration agreements on a gross or net basis is appropriate. The Company records revenue transactions gross in the condensed consolidated statements of comprehensive income (loss) if it is deemed the principal in the transaction, which includes being the primary obligor and having the risks and rewards of ownership.

For certain of the Company’s arrangements, particularly the license agreement with Almirall, it is required that taxes be withheld on its payments. The Company has adopted a policy to recognize revenue net of these tax withholdings.

Agreements Entered into or Materially Modified on or after January 1, 2011

Effective January 1, 2011, the Company adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), on a prospective basis. ASU 2009-13 amends ASC 605-25 to provide updated revenue recognition guidance on whether multiple deliverables in an arrangement exist, how multiple deliverables in an arrangement should be separated and how the arrangement consideration should be allocated. More specifically, the revised guidance eliminates the requirement to establish vendor-specific objective evidence of fair value or third-party evidence of fair value of undelivered elements in order to separate a deliverable. Additionally, ASU 2009-13 eliminates the use of the residual method by requiring revenues to be allocated using the relative selling price method. Under the relative selling price method, arrangement consideration is allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values (i) vendor-specific objective evidence of selling price, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price (“BESP”). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold on a standalone basis. Since January 1, 2011, the Company has not entered into any material agreements or material modifications to existing agreements that would be accounted for pursuant to this updated guidance. If the Company enters into or materially modifies an agreement with multiple deliverables, this updated guidance could have a material effect on the Company’s consolidated financial statements in future periods.

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

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at March 31, 2012 and December 31, 2011. Management reevaluates the positive and negative evidence on a quarterly basis.

The Company accounts for uncertain tax positions recognized in the condensed consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no indicators of impairment at March 31, 2012 or December 31, 2011.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company currently operates in one reportable business segment—human therapeutics.

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

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurement, to ensure that fair value has the same meaning in GAAP and International Financial Reporting Standards (“IFRS”) and improves the comparability of the fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 applies to all entities that measure assets, liabilities or instruments classified in shareholder’s equity at fair value, or provide fair value disclosures for items not recorded at fair value. ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, ASU 2011-04 will not result in a change in the application of the requirements in ASC 820. Some of the requirements in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early application is not permitted. On January 1, 2012, the Company adopted ASU 2011-04 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which is intended to facilitate the convergence of U.S. GAAP and IFRS as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which defers the effective date of the provisions of ASU 2011-05 pertaining to the presentation of reclassification adjustments out of accumulated other comprehensive income. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. On January 1, 2012, the Company adopted ASU 2011-05 and ASU 2011-12 on a retrospective basis. The Company has elected to present all nonowner changes in stockholders’ equity in a single continuous statement of comprehensive income. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations since these standards impact presentation only.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(35,601)	$(18,401)
Denominator:
Weighted average number of common shares used in net loss per share—basic and diluted	103,751,060	99,075,187
Net loss per share—basic and diluted	$(0.34)	$(0.19)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2012 and 2011, as they would be anti-dilutive:

	At March 31,
	2012	2011
Options to purchase common stock	18,631,592	16,038,788
Shares subject to repurchase	140,000	252,094
	18,771,592	16,290,882

4. Collaboration and License Agreements

Forest Laboratories, Inc.

In September 2007, the Company entered into a collaboration agreement with Forest to jointly develop and commercialize linaclotide, a drug candidate for the treatment of IBS-C, CC and other gastrointestinal conditions, in North America. Under the terms of this collaboration agreement, the Company shares equally with Forest all development costs, as well as potential future profits and losses from the development and sale of linaclotide in the U.S. The Company will receive royalties from Forest for sales in Canada and Mexico. The Company retained the rights to commercialize linaclotide outside of North America. Forest made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. The Company is recognizing the up-front license fee as revenue on a straight-line basis over 60 months, which is the Company’s estimate of the period over which linaclotide will be jointly developed under the collaboration. At March 31, 2012, approximately $6.4 million of the up-front license fee remains deferred. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment based on the achievement of specific development and commercial milestones. These payments, including the up-front license fee, could total up to $330.0 million if certain development and sales milestones are achieved for linaclotide. At March 31, 2012, $120.0 million in license fees and milestone payments has already been received, as well as a $25.0 million equity investment in the Company’s capital stock. Of the remaining milestones, each of which the Company considers substantive, pre-commercial milestone payments could total up to $85.0 million upon NDA approval. The Company can also achieve up to approximately $100.0 million in a sales related milestone if certain conditions are met.

The collaboration agreement included a contingent equity investment, in the form of a forward purchase contract, which required Forest to purchase shares of the Company’s convertible preferred stock, upon achievement of a specific clinical milestone. Based on the Company’s evaluation, this financial instrument was considered an asset or liability, which was required to be carried at fair value. At the inception of the arrangement, the Company valued the contingent equity investment and recorded a $9.0 million asset and incremental deferred revenue. The $9.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which was estimated to be 60 months from the inception of the arrangement. At March 31, 2012, approximately $0.8 million of the incremental deferred revenue remains deferred. In July 2009, the

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Company achieved the clinical milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. The Company issued the 2,083,333 shares to Forest on September 1, 2009.

Additionally, the Company has achieved four of the development milestones under this agreement, all of which the Company determined to be substantive. In September 2008, the Company achieved a clinical milestone which triggered a $10.0 million milestone payment and in July 2009, the Company achieved a second clinical milestone which triggered a $20.0 million milestone payment. At March 31, 2012, approximately $0.9 million and $1.8 million of the milestone payments, respectively, remain deferred and are being recognized on a straight-line basis over the remaining estimated development period. In October 2011, the Company achieved the pre-commercial milestones of FDA acceptance of the linaclotide NDA for both IBS-C and CC and received milestone payments of $20.0 million from Forest. In accordance with ASU 2010-17, adopted in January 2011, these milestones were recognized as revenue in their entirety upon achievement.

The Company recognized revenue from the Forest collaboration agreement totaling approximately $5.5 million and $5.4 million during the three months ended March 31, 2012 and 2011, respectively.

Further, because the Company shares development costs equally with Forest, payments from Forest with respect to research and development costs incurred by the Company are recorded as a reduction to expense, and not as revenue. As a result of the cost-sharing arrangements under the collaboration, the Company offset approximately $1.2 million and $4.2 million during the three months ended March 31, 2012 and 2011, respectively, against research and development expense. During the three months ended March 31, 2011, the Company offset approximately $0.2 million against general and administrative expense. The Company recognized approximately $2.0 million in incremental general and administrative expense associated with the Forest collaboration during the three months ended March 31, 2012.

Almirall, S.A.

In April 2009, the Company entered into a license agreement with Almirall for European rights to develop and commercialize linaclotide for the treatment of IBS-C, CC and other gastrointestinal conditions. Under the terms of the license agreement, Almirall is responsible for the expenses associated with the development and commercialization of linaclotide in the European territory. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The Company will receive escalating royalties from the sales of linaclotide in the European territory. In May 2009, the Company received a $38.0 million payment from Almirall representing a $40.0 million non-refundable up-front payment net of foreign withholding taxes. The Company elected to record the non-refundable up-front payment, net of taxes withheld. The Company is recognizing the up-front license fee as revenue on a straight-line basis over the development period, the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the European territory. In June 2011, the Company revised its estimate of the development period from 50 months to 41 months and based on the Company’s assessment of approval timelines adjusted its amortization of the remaining deferred revenue accordingly. This resulted in the recognition of an additional approximately $5.0 million of revenue in 2011. At March 31, 2012, approximately $7.1 million of the up-front license fee remains deferred. The license agreement also includes contingent milestone payments, as well as a contingent equity investment, that could total up to $55.0 million upon achievement of specific clinical and sales milestones. At March 31, 2012, $19.0 million, net of foreign withholding taxes, in milestone payments has already been received, as well as a $15.0 million equity investment in the Company’s capital stock. Remaining pre-commercial milestone payments, each of which the Company considers substantive, consist of $4.0 million due upon the first commercial launch in each of the five major E.U. countries set forth in the agreement.

The license agreement included a contingent equity investment, in the form of a forward purchase contract, which required Almirall to purchase shares of the Company’s convertible preferred stock, upon achievement of a specific clinical milestone. Based on the Company’s evaluation, this financial instrument was considered an asset or liability, which was required to be carried at fair value. The contingent equity investment was valued at inception at its fair value. At the inception of the arrangement, the Company valued the contingent equity investment and recorded a $6.0 million asset and incremental deferred revenue. The $6.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which was originally estimated to be 50 months and was revised in June 2011 to 41 months. The reduction in the development period was recorded as a change in estimate and the associated deferred revenue is being recorded over the revised period on a prospective basis. At March 31, 2012, approximately $1.1 million of the incremental deferred revenue remains deferred. In November 2009, the Company achieved the clinical milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. On November 13, 2009, the Company received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In November 2010, the Company achieved a second development milestone under the Almirall license agreement, which the Company determined to be substantive, which resulted in a $19.0 million payment, representing a $20.0 million milestone, net of foreign withholding taxes. The Company recognized revenue of approximately $7.2 million upon achievement of the milestone. This amount represented the portion of the milestone payment equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved. The remainder of the balance was deferred, and is being recognized on a straight-line basis over the remaining development period. At March 31, 2012, approximately $3.6 million of the milestone payment remains deferred.

The Company recognized approximately $5.9 million and $3.8 million in total revenue from the Almirall license agreement during the three months ended March 31, 2012 and 2011, respectively, including approximately $18,000 from the sale of API to Almirall during the three months ended March 31, 2011.

Astellas Pharma Inc.

On November 9, 2009, the Company entered into a license agreement with Astellas. Astellas has the right to develop and commercialize linaclotide for the treatment of IBS-C, CC and other gastrointestinal conditions in Japan, South Korea, Taiwan, Thailand, the Philippines and Indonesia. Under the terms of the agreement, Astellas paid the Company an up-front licensing fee of $30.0 million on November 16, 2009. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The agreement includes additional development milestone payments, each of which the Company considers substantive, that could total up to $45.0 million. These milestone payments consist of $15.0 million upon initiation of a Phase 3 study for linaclotide in Japan, $15.0 million upon filing of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan, and $15.0 million upon approval of such equivalent by the relevant regulatory authority. In addition, the Company will receive escalating royalties on linaclotide sales should Astellas receive approval to market and sell linaclotide in the Asian market. Astellas will be responsible for activities relating to regulatory approval and commercialization. The Company is recognizing the up-front license fee as revenue on a straight-line basis over 115 months, which is the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the Asian market. At March 31, 2012, approximately $23.5 million of the up-front license fee remains deferred. During the three months ended March 31, 2012 and 2011, the Company recognized approximately $0.9 million and $1.0 million, respectively, in revenue from the Astellas license agreement, including approximately $0.1 million and $0.2 million, respectively, from the sale of API to Astellas.

Protagonist Therapeutics, Inc.

The Company entered into a collaboration agreement with Protagonist Therapeutics, Inc. and Protagonist Pty Ltd. (collectively “Protagonist”) in January 2011. Under this agreement, Protagonist will use its proprietary technology platform to discover peptides against certain targets and the Company has the rights to develop and commercialize these peptides. In connection with entering into the agreement, the Company made an up-front payment to Protagonist of approximately $2.8 million. In accordance with the applicable accounting guidance, the Company expensed the up-front payment as research and development expense. The Company also funds full-time equivalents for Protagonist’s drug discovery activities, and will make certain milestone and royalty payments for each product pending the achievement of certain development and commercialization milestones. These contingent milestones could total up to approximately $111.5 million per product if all milestones are achieved. The Company will expense these payments as incurred. During the three months ended March 31, 2012 and 2011, the Company recorded approximately $0.7 million and $3.2 million, respectively, in research and development expense, including the up-front payment, associated with the Protagonist agreement.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Bionomics Limited

On January 4, 2012, the Company entered into a collaboration, research and license agreement with Bionomics Limited (“Bionomics”) in which it licensed the rights to Bionomics’ investigational anti-anxiety compound, BNC210. Under the terms of the agreement, the Company and Bionomics will collaborate on initial research and the Company will be responsible for worldwide development and commercialization of any resulting products, including funding of clinical trials. In connection with entering into the agreement, the Company made an up-front payment to Bionomics of $3.0 million. In accordance with the applicable accounting guidance, the Company expensed the up-front payment as research and development expense. The Company also funds full-time equivalents for Bionomics to perform certain drug discovery activities, will make certain milestone payments pending the achievement of certain development and regulatory milestones, and will make royalty payments if BNC210 is ever successfully commercialized. Pending achievement of certain development and regulatory milestones, Bionomics could receive up to $345.0 million in up-front and milestone payments and research funding, as well as royalties on sales of products incorporating BNC210 and other related compounds. The Company will expense these payments as incurred. During the three months ended March 31, 2012, the Company recorded approximately $3.3 million in research and development expense, including the up-front payment, associated with the Bionomics agreement.

Other

The Company has other collaborations that are not individually significant to its business. Pursuant to the terms of those agreements, the Company may be required to pay additional amounts upon the achievement of various development, regulatory and commercial milestones which in the aggregate could be significant. The Company may also incur significant research and development costs if the related product candidate were to advance to late stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring. During the three months ended March 31, 2012, the Company incurred $1.0 million in research and development expense associated with a research and development milestone under one of the Company’s other collaboration agreements.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (included in cash and cash equivalents)	$128,336	$128,336	$—	$—
U.S. Treasury securities	1,004	1,004	—	—
U.S. government-sponsored securities	69,492	—	69,492	—
Total	$198,832	$129,340	$69,492	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (included in cash and cash equivalents)	$77,158	$77,158	$—	$—
U.S. Treasury securities	21,821	21,821	—	—
U.S. government-sponsored securities	54,913	—	54,913	—
Total	$153,892	$98,979	$54,913	$—

Cash equivalents, accounts receivable, including related party accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and the current portion of capital lease obligations at March 31, 2012 and December 31, 2011 are carried at amounts that approximate fair value due to their short-term maturities.

Capital lease obligations at March 31, 2012 and December 31, 2011 approximate fair value as they bear interest at a rate approximating a market interest rate.

6. Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at March 31, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012:
U.S. government-sponsored securities	$69,489	$7	$(4)	$69,492
U.S. Treasury securities	1,004	—	—	1,004
Total	$70,493	$7	$(4)	$70,496

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
U.S. government-sponsored securities	$54,911	$12	$(10)	$54,913
U.S. Treasury securities	21,817	4	—	21,821
Total	$76,728	$16	$(10)	$76,734

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The contractual maturities of all securities held at March 31, 2012 are one year or less. There were eleven investments classified as available-for-sale securities in an unrealized loss position at March 31, 2012, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities was approximately $19.8 million. There were twelve investments classified as available-for-sale securities in an unrealized loss position at December 31, 2011, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities was approximately $35.5 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with an other-than-temporary impairment at March 31, 2012.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated results of operations.

7. Commitments and Contingencies

The Company leases its facility, offsite data storage location and various equipment under leases that expire at varying dates through 2018. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance and maintenance.

In January 2007, the Company entered into a lease agreement for 113,646 rentable square feet of office and lab space at 301 Binney Street, Cambridge, Massachusetts. The initial term of the lease is eight years expiring in January 2016, and the Company has the right to extend the initial term for two additional terms of five years each. The Company’s occupancy of the space occurred in four distinct phases, and rent for each phase commenced at the earlier of a contractually set date or the occupancy date. Base rent for the space ranges from $49.25 to $60.50 per rentable square foot per year. Base rent escalated in January 2012 by 6.8% based upon a formula tied to the Consumer Price Index. The space was delivered to the Company in September 2007, and rent payments for the initial occupancy commenced in January 2008. The rent expense, inclusive of the escalating rent payments and free rent period is recognized on a straight-line basis over the term of the lease agreement. In accordance with the terms of the lease agreement, the Company maintains a letter of credit securing its obligations under the lease agreement of approximately $7.6 million.

The Company amended the lease agreement in February 2010, July 2010, February 2011 and October 2011 (together “the Amendments”) in order to lease additional space. Pursuant to the Amendments, the Company leases an additional 96,613 rentable square feet of the 301 Binney Street building, comprised of (a) an initial phase of 35,444 rentable square feet (the “Initial Phase”), (b) a second phase of 21,589 rentable square feet (the “Second Phase”), (c) a third phase of 17,863 rentable square feet (the “Third Phase”) and (d) a fourth phase of 21,717 rentable square feet (the “Fourth Phase”). Rent for the Initial Phase commenced on July 1, 2010, rent for the Second Phase commenced on March 1, 2011, rent for the Third Phase commenced on January 1, 2012, and rent for the Fourth Phase will commence no later than June 1, 2012. Initial base rent for the Initial Phase is $42.00 per rentable square foot per year and the initial base rent for the Second Phase, Third Phase and Fourth Phase is $42.50 per rentable square foot per year. Base rent for the Initial Phase, Second Phase, Third Phase and Fourth Phase will increase annually by $0.50 per rentable square foot. Consistent with the Company’s treatment of the lease expense associated with the initial lease agreement, lease expense associated with the Amendments, inclusive of the escalating rent payments, is recognized on a straight-line basis over the term of the lease agreement. The Amendments do not change the expiration date of the lease agreement.

The landlord has reimbursed the Company for its tenant improvements for the space occupied prior to the Amendments at a set rate per rentable square foot. Under the terms of the Amendments, the landlord has or will provide the Company with an allowance for the additional space, which consists of $55.00 per rentable square foot for tenant improvements in the Initial Phase and the Second Phase and an allowance of $40.00 per rentable square foot for the Third Phase and the Fourth Phase. As of March 31, 2012, approximately $16.6 million has been paid to the Company as reimbursement for tenant improvements under the lease agreement, including the Amendments. The reimbursement amount is recorded as deferred rent on the condensed consolidated balance sheets and is being amortized as a reduction to rent expense over the term of the lease agreement or the Amendments, as applicable.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company, and in some cases, along with its collaboration partner, Forest, has entered into multiple commercial supply agreements for the purchase of linaclotide API and drug product. Certain of the agreements contain minimum purchase commitments, the earliest of which commenced in 2012. As of March 31, 2012, the Company’s minimum purchase requirement across all the agreements is approximately $58.7 million through 2017. The Company’s minimum purchase requirement by year is as follows: approximately $16.5 million, $7.2 million, $9.7 million, $9.7 million, $9.7 million and $5.9 million for the years ending December 31, 2012 (9 months), 2013, 2014, 2015, 2016 and 2017, respectively.

Guarantees

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors’ and officers’ insurance coverage that should limit its exposure and enable it to recover a portion of any future amounts paid.

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

The Company leases office space under a non-cancelable operating lease. The Company has a standard indemnification arrangement under the lease that requires it to indemnify its landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation or nonperformance of any covenant or condition of the Company’s lease. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain.

As of March 31, 2012 and December 31, 2011, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, the Company has not established any related reserves.

Litigation

From time to time, the Company is involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters, individually and in aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

8. Stockholders’ Equity

Common Stock

In February 2012, the Company sold 6,037,500 shares of its Class A common stock through a firm commitment, underwritten public offering at a price to the public of $15.09 per share. As a result of the offering, the Company received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $85.2 million. The Company intends to use these proceeds for general corporate purposes, including to further strengthen its balance sheet in advance of the potential market launch of linaclotide (if approved).

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

A summary of the unvested shares of restricted stock as of March 31, 2012 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	160,000	$5.72
Granted	—	$—
Vested	(20,000)	$5.72
Forfeited	—	$—
Unvested at March 31, 2012	140,000	$5.72

9. Stock Option Plans

The Company has several share-based compensation plans under which stock options, restricted stock, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company. At March 31, 2012 and December 31, 2011, there were 3,776,715 shares and 6,222,981 shares, respectively, available for future grant under all of the plans.

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

Determining the fair value of share-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Expected volatility	50.3%	49.9%
Expected term (in years)	6.5	6.5
Risk-free interest rate	1.3%	2.8%
Expected dividend yield	—%	—%

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table summarizes the expense recognized for these share-based compensation arrangements in the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2012	2011
Employee stock options	$3,439	$2,484
Restricted stock awards	107	118
Non-employee stock options	30	37
Employee stock purchase plan	138	51
Stock awards	7	8
	$3,721	$2,698

Share-based compensation is reflected in the condensed consolidated statements of comprehensive income (loss) as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$1,951	$1,338
General and administrative	1,770	1,360

The following table summarizes stock option activity under the share-based compensation plans, including performance-based options:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2011	16,424,500	$6.09	6.40	$98,999
Granted	2,584,850	$14.40
Exercised	(238,613)	$3.93
Cancelled	(139,145)	$10.94
Outstanding at March 31, 2012	18,631,592	$7.24	6.68	$117,455
Vested or expected to vest at March 31, 2012	17,247,890	$7.10	6.58	$110,994
Exercisable at March 31, 2012(1)	8,288,298	$3.84	4.87	$78,656

(1)                                  All stock options granted under the 1998 Amended and Restated Stock Option Plan, the Amended and Restated 2002 Stock Incentive Plan and the 2005 Plan contain provisions allowing for the early exercise of such options into restricted stock. The exercisable shares disclosed above represent those that are vested as of March 31, 2012.

The weighted-average grant date fair value per share of options granted to employees during the three months ended March 31, 2012 and 2011 was approximately $7.20 and $5.80, respectively. The aggregate grant-date fair value of the options granted to employees during the three months ended March 31, 2012 and 2011 was approximately $18.6 million and $11.9 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was approximately $2.4 million and $6.2 million, respectively.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2012, there was approximately $0.8 million and $38.7 million of unrecognized share-based compensation, net of estimated forfeitures, related to restricted stock awards and unvested stock option grants with time-based vesting, respectively, which are expected to be recognized over a weighted-average period of 1.75 years and 2.96 years, respectively. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid approximately $152,000 and $39,000 in legal fees to this investor during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, the Company did not have any accounts payable due to this related party.  At December 31, 2011, the Company had approximately $26,000 of accounts payable due to this related party.

In September 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company’s convertible preferred stock and in November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 4). These shares of preferred stock converted to the Company’s common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from Forest and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively.

11. Subsequent Events

In April 2012, the Company and Forest announced that the FDA has extended its standard ten-month review period of the linaclotide NDA by three months, so the FDA PDUFA target action date is now expected to occur in September 2012.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are an entrepreneurial pharmaceutical company that discovers, develops and intends to commercialize differentiated medicines that improve patients’ lives. To achieve our mission, we are building a team, a culture and processes centered on creating and marketing internal drugs. We believe that linaclotide, our guanylate cyclase type-C agonist, or GCCA, being developed for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C, and chronic constipation, or CC, could present patients and healthcare practitioners with a unique therapy for a major medical need not yet met by existing therapies. Linaclotide is our only product candidate that has demonstrated clinical proof of concept. In August 2011, we and our U.S. collaboration partner, Forest Laboratories, Inc., or Forest, submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for linaclotide for the treatment of IBS-C and CC. In February 2012, the FDA informed us and Forest that it will not schedule an advisory committee meeting in connection with its review of the NDA. In April 2012, the FDA extended its standard ten-month review period by three months, so the FDA Prescription Drug User Fee Act, or PDUFA, target action date is now in September 2012.

In September 2011, our European partner, Almirall, S.A, or Almirall, submitted a Market Authorization Application, or MAA, to the European Medicines Agency, or EMA, for linaclotide for the treatment of patients with IBS-C, and Almirall continues to work with the EMA in its review.

Our Japanese partner, Astellas Pharma Inc., or Astellas, continues to develop linaclotide for the treatment of patients with IBS-C in Japan and certain other Asian countries.  The Company continues to assess alternatives to bring linaclotide to IBS-C and CC sufferers in the parts of the world outside of its partnered territories, which include China.

We also continue to assess lifecycle management opportunities for linaclotide in order to ensure that it is maximizing the drug’s potential value. Based on our preliminary efforts to date, we anticipate that these activities will include the exploration of the potential for linaclotide in the pediatric population as well as in other gastrointestinal indications.

We also have a pipeline focused on both research and development of early development candidates and discovery research in multiple therapeutic areas, including gastrointestinal disease, central nervous system, or CNS, disorders, respiratory disease and cardiovascular disease.

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

To date, we have dedicated substantially all of our activities to the research and development of our product candidates. We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1998. We incurred net losses of approximately $35.6 million and $18.4 million in the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had an accumulated deficit of approximately $468.0 million and we expect to incur losses for the foreseeable future.

In February 2012, we sold 6,037,500 shares of our Class A common stock through a firm commitment, underwritten public offering at a price to the public of $15.09 per share. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $85.2 million. We intend to use these proceeds for general corporate purposes, including to further strengthen our balance sheet in advance of the potential market launch of linaclotide (if approved).

Financial Overview

Revenue.  Revenue is generated primarily through our collaboration agreement with Forest, and our license agreements with Almirall, and Astellas Pharma Inc., or Astellas. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of active pharmaceutical ingredient, or API, and development materials for the collaborative partner. Payments to us may include one or more of the following: nonrefundable license fees; payments for research and development activities, payments for the manufacture of API and development materials, payments based upon the achievement of certain milestones and royalties on product sales. Additionally, if linaclotide is approved by the FDA, we will receive payments from Forest for half of the net profit from linaclotide sales in the U.S. We expect our revenue to fluctuate in the short term based on clinical and commercial milestones and, if it is approved, based on the potential variability of demand for linaclotide.

Research and development expense.  Research and development expense consists of expenses incurred in connection with the discovery, development, manufacture and distribution of our product candidates. These expenses consist primarily of compensation, benefits and other employee related expenses, research and development related facility costs and third-party contract costs relating to research, formulation, manufacturing, preclinical study and clinical trial activities. We charge all research and development expenses to operations as incurred. Under our Forest collaboration agreement we are reimbursed for certain research and development expenses, and we net these reimbursements against our research and development expenses as incurred.

Our lead product candidate is linaclotide and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is a first-in-class compound being developed for the treatment of IBS-C and CC and is our only product candidate that has demonstrated clinical proof of concept. An NDA for linaclotide with respect to both IBS-C and CC was submitted to the FDA and the PDUFA target action date is now expected to occur in September 2012.

Additionally, an MAA for linaclotide for IBS-C was submitted to the EMA by Almirall in September 2011 and Almirall continues to work with the EMA in its review.

Our Japanese partner, Astellas, continues to develop linaclotide for the treatment of patients with IBS-C in Japan and certain other Asian countries.  The Company continues to assess alternatives to bring linaclotide to IBS-C and CC sufferers in the parts of the world outside of its partnered territories, which include China.

We also continue to assess lifecycle management opportunities for linaclotide in order to ensure that it is maximizing the drug’s potential value. Based on our preliminary efforts to date, we anticipate that these activities will include the exploration of the potential for linaclotide in the pediatric population as well as in other gastrointestinal indications.

We also have a pipeline focused on both research and development of early development candidates and discovery research in multiple therapeutic areas, including gastrointestinal disease, CNS disorders, respiratory disease and cardiovascular disease.

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2012 and 2011. These expenses relate primarily to external costs associated with manufacturing, including supply chain development, preclinical studies and clinical trial costs. Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Demonstrated clinical proof of concept	$10,145	$3,523
Early development candidates	6,093	2,784
Discovery research	3,570	4,894

We began tracking program expenses for linaclotide in 2004, and research and development program expenses from inception to March 31, 2012 were approximately $158.2 million. The expenses for linaclotide include both reimbursements to us by Forest as well as our portion of costs incurred by Forest for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreement.

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

The majority of our external costs are spent on linaclotide, as costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline. Although we have completed the anticipated development program to support the linaclotide NDA and MAA, we expect to continue to incur costs to support linaclotide development in currently unpartnered territories and in other gastrointestinal indications. Additionally, if our other product candidates are successful in early stage clinical trials, we would expect external costs to increase as the programs progress through later stage clinical trials. The remainder of our research and development expense is not tracked by project as it consists primarily of our internal costs, and it benefits multiple projects that are in earlier stages of development and which typically share resources.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and costs to complete current or future preclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

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

During the three months ended March 31, 2012, we adopted Accounting Standards Update, or ASU, No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04, ASU No. 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12, as discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no significant changes to our critical accounting policies and estimates, including as a result of the adoption of these standards. See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2012 for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Collaborative arrangements revenue	$12,248	$10,237
Operating expenses:
Research and development	29,510	19,555
General and administrative	18,374	9,224
Total operating expenses	47,884	28,779
Loss from operations	(35,636)	(18,542)
Other income (expense):
Interest expense	(14)	(16)
Interest and investment income	49	154
Other income	—	3
Other income (expense), net	35	141
Net loss	$(35,601)	$(18,401)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Collaborative arrangements revenue	$12,248	$10,237	$2,011	19.6%

Collaborative Arrangements Revenue.  The increase in revenue of approximately $2.0 million from collaborative arrangements for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily related to the Almirall license agreement.  In June 2011, we revised our estimate of the development period associated with the Almirall license agreement which resulted in approximately $2.1 million in additional revenue recognized during the three months ended March 2012.

Operating Expenses

	Three Months Ended March 31		Change
	2012	2011	$	%
	(dollars in thousands)
Operating Expenses:
Research and development	$29,510	$19,555	$9,955	50.9%
General and administrative	18,374	9,224	9,150	99.2%
Total operating expenses	$47,884	$28,779	$19,105	66.4%

Research and Development Expense.  The increase in research and development expense of approximately $10.0 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily related to an increase of approximately $3.3 million in compensation, benefits, and employee related expenses associated mainly with increased headcount, an increase of approximately $0.6 million in share-based compensation expense primarily related to our new hire grants and our annual stock option grant made in February 2012, an increase of approximately $1.7 million in external research costs related to the research and development fees paid in connection with our licensing agreements that are not related to linaclotide, including the milestone payment and the impact of the timing of upfront payments, an increase in linaclotide related expenses of approximately $2.9 million primarily resulting from higher net collaboration expenses from Forest and an increase of  approximately $1.1 million in research and development related facilities costs, including rent and amortization of leasehold improvements, associated with additional space we leased in our 301 Binney Street facility.

General and Administrative Expense.  The increase in general and administrative expense of approximately $9.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily related to an increase of approximately $2.8 million in compensation, benefits and other employee related expenses associated with increased headcount, an increase of approximately $0.4 million in share-based compensation expense primarily related to our new hire grants and our annual stock option grant made in February 2012, an increase of approximately $0.7 million in general and administrative related facilities costs associated with our 301 Binney Street facility, including rent and amortization of leasehold improvements, an increase in external consulting costs of approximately $1.9 million primarily associated with developing the infrastructure to commercialize and support linaclotide, as well as increased investor relations activities, an increase of approximately $0.7 million in external market research costs, and an increase of approximately $2.3 million in the net expense from Forest on our collaborative commercial activities.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(14)	$(16)	$2	12.5%
Interest and investment income	49	154	(105)	(68.2)%
Other income	—	3	(3)	(100.0)%
Total other income (expense), net	$35	$141	$(106)	75.2%

Interest and Investment Income.  The decrease in interest and investment income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily related to lower average cash balances and interest rates during the three months ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2012, we had approximately $202.1 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts primarily held in money market funds, stated at cost plus accrued interest, which approximates fair market value. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be A+ rated so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2012, our cash balances increased approximately $44.3 million.  This increase is primarily due to the approximately $85.2 million in net proceeds from our public stock offering in February 2012 and approximately $1.0 million in proceeds from the exercise of stock options, partially offset by the cost to operate our business, as we made payments related to, among other things, research and development and general and administrative expenses as we continue to increase headcount and build infrastructure for our anticipated commercial launch of linaclotide and as we invest in our research pipeline. We also invested approximately $4.6 million in capital expenditures and made payments of approximately $0.1 million on our capital leases.

Sources of Liquidity

We have incurred losses since our inception on January 5, 1998 and, as of March 31, 2012, we had an accumulated deficit of approximately $468.0 million. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our IPO in February 2010 and approximately $85.2 million of net proceeds from our public offering in February 2012; payments received under our strategic collaborative arrangements, including milestone payments and reimbursement of certain expenses; debt financings; strategic sale of assets or businesses and interest earned on investments. We expect to receive $85.0 million in collaboration milestones upon the FDA approval of linaclotide.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop and prepare for the anticipated commercial launch of linaclotide, execute on that commercial launch, if approved,  continue to invest in our pipeline, develop the organization required to sell our product candidates and operate as a publicly traded company. We have generated revenue from services, up-front license fees and milestones, but have not generated any product revenue since our inception and do not expect to generate any product revenue from our collaborative arrangements or the sale of products unless we receive regulatory approval for commercial sale of linaclotide. As a result, we expect to incur future losses on a quarterly and annual basis at least until we obtain marketing approval and successfully commercialize a product.

We believe that our cash on hand as of the date of this Quarterly Report on Form 10-Q and additional cash milestone payments we may receive from our current or future collaborators provides significant optionality and will be sufficient to meet our projected operating needs through the anticipated commercialization of linaclotide.

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

•                  the success of our third-party manufacturing activities;

•                  the rate of progress and cost of our commercialization activities;

•                  the expenses we incur in marketing and selling our product candidates;

•                  the revenue generated by sales of our product candidates;

•                  the success of our research and development efforts;

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

Financing Strategy

If our forecasted operating needs change, we may require additional funding in the form of public or private equity offerings or debt financings or a credit facility, or we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Commitments and Obligations in our Annual Report on Form 10-K for the year ended December 31, 2011.

We, and in some cases, along with our collaboration partner, Forest, have entered into multiple commercial supply agreements with contract manufacturing organizations for the purchase of a portion of the linaclotide API and drug product that will be used to seek regulatory approval of linaclotide in North America and the E.U., and, depending on such approval, that would be used for commercial sales in such countries. Some of the agreements contain minimum purchase commitments, the earliest of which commenced in 2012. As of March 31, 2012, our minimum purchase requirement across all the agreements is approximately $58.7 million through 2017.

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

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurement, to ensure that fair value has the same meaning in GAAP and International Financial Reporting Standards (“IFRS”) and improves the comparability of the fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 applies to all entities that measure assets, liabilities or instruments classified in shareholder’s equity at fair value, or provide fair value disclosures for items not recorded at fair value. ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, ASU 2011-04 will not result in a change in the application of the requirements in ASC 820. Some of the requirements in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early application is not permitted. On January 1, 2012, we adopted ASU 2011-04 on a prospective basis. The adoption did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which is intended to facilitate the convergence of U.S. GAAP and IFRS as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which defers the effective date of the provisions of ASU 2011-05 pertaining to the presentation of reclassification adjustments out of accumulated other comprehensive income. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. On January 1, 2012, we adopted ASU 2011-05 and ASU 2011-12 on a retrospective basis. We have elected to present all nonowner changes in stockholders’ equity in a single continuous statement of comprehensive income. The adoption did not have a material impact on our consolidated financial position or results of operations since these standards impact presentation only.

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

Foreign Currency Risk

We have no significant operations outside the U.S. We are not impacted significantly by foreign currency fluctuations and we have no other derivative financial instruments.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2012 and 2011 had a significant impact on our results of operations.

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

In August 2011, we and our U.S. collaboration partner, Forest, announced that we submitted an NDA with the FDA for our lead product candidate, linaclotide, for the treatment of IBS-C and CC. In October 2011, we and Forest announced that the FDA accepted the NDA for review. In April 2012, we and Forest announced that the FDA has extended its standard ten-month review period by three months, so the PDUFA target action date is now expected to occur in September 2012. We and Forest are not permitted to market linaclotide in the U.S. until we receive approval of the NDA from the FDA.

In September 2011, we and our European partner, Almirall, each announced that Almirall submitted an MAA, with the EMA for linaclotide for the treatment of IBS-C, and Almirall continues to work with the EMA in its review. Our other partners, including Almirall in Europe, are not permitted to market linaclotide in any foreign jurisdictions until they receive the requisite marketing approvals from the regulatory authorities in such jurisdictions.

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

Linaclotide is our GCCA that achieved positive results in each of our two Phase 3 IBS-C trials and each of our two Phase 3 CC trials. As part of linaclotide’s lifecycle management, we and Forest anticipate exploring its potential in the pediatric population as well as in other gastrointestinal indications. Even though linaclotide met all primary and secondary endpoints in each of its IBS-C and CC trials, it may not be approved for either or both indications or for any other indication for which we seek approval from the FDA or a foreign regulatory authority. Further, the FDA and any foreign regulatory authority may disagree with our trial design or our interpretation of data from clinical trials, or they may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. The FDA and any foreign regulatory authority might also approve linaclotide for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA and any foreign regulatory authority may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of linaclotide. Any failure to obtain regulatory approval of linaclotide would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

Linaclotide may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval or limit its commercial potential.

Undesirable side effects caused by linaclotide could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Any serious adverse events deemed to be caused by linaclotide could have a material adverse effect upon the linaclotide program and our business as a whole. The most frequently reported adverse event to date in the clinical studies evaluating the safety and efficacy of linaclotide has been diarrhea. In the four Phase 3 clinical trials, our results indicate that diarrhea was seen in 14% to 20% of linaclotide-treated patients, and was the most common adverse event that led to study discontinuation in 3% to 6% of linaclotide-treated patients. 90% of patients who had diarrhea had mild to moderate episodes. In our clinical development program, there have been no serious adverse events in any patients receiving linaclotide treatment that were deemed by a study investigator or us to be “definitely related” or “probably related” to linaclotide treatment, nor have there been any deaths in any patients receiving linaclotide treatment that were deemed by a study investigator or us to be related to linaclotide treatment.

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

We do not possess internal manufacturing capacity — we use contract manufacturers to manufacture our clinical and commercial supplies. With respect to the manufacturing of linaclotide API, we have entered into commercial supply agreements with PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB and with Corden Pharma Colorado, Inc., each for the manufacture of the linaclotide API that is being used to seek regulatory approval of linaclotide, and, pending any such approval, that will be incorporated into the finished product for commercialization in both our partnered and our unpartnered territories. However, if we change or add manufacturers, the regulatory authorities in each territory must approve these manufacturers’ facilities and processes prior to use, which may require compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of linaclotide. While we believe we will have arrangements to produce a sufficient amount of API, if we lose a manufacturer, it would take us a substantial amount of time to identify and develop a relationship with an alternative manufacturer.

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

Each of the linaclotide manufacturers needs to comply with good manufacturing practices, or GMP, as well as requirements enforced by the FDA and foreign regulatory authorities through their facilities inspection programs. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of linaclotide may be unable to comply with these GMP requirements and with other regulatory requirements. We have little control over our manufacturers’ or collaboration partners’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the quality of linaclotide is compromised due to a manufacturers’ or collaboration partners’ failure to adhere to applicable laws or GMP requirements, or for other reasons, we may not be able to obtain regulatory approval for, or successfully commercialize, linaclotide, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in regulatory submissions, approvals or commercialization of linaclotide or our other product candidates, entail higher costs or result in our being unable to effectively commercialize linaclotide or our other product candidates. Furthermore, if our manufacturers or collaboration partners fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

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

If any of our partners undergoes a change in control or in management, this may adversely affect our collaborative relationship or the timeline and likelihood of achieving regulatory approval and, ultimately, the commercialization of linaclotide.

We work jointly and collaboratively with Forest, Almirall and Astellas on many aspects of the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of our partners’ management teams in functional areas such as development, quality, regulatory, operations, marketing, sales, field operations and medical science. The success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we prepare for the transition of linaclotide from development to commercialization, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships.  If a partner undergoes a change of control or a change of management, we will need to reestablish many of these relationships, and we will need to regain alignment of our development and commercialization strategy for linaclotide. Given the inherent uncertainty and disruption that arises in a change of control, we cannot be sure that we would be able to successfully execute these courses of action. Finally, any change of control or in management may result in a reprioritization of linaclotide within such partner’s profile, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

If one of our partners undergoes a change of control and the acquirer either is unable to perform such partner’s obligations under its collaboration or license agreement with us or has a product that competes with linaclotide that such acquirer does not divest, we have the right to terminate the collaboration or license agreement and reacquire that partner’s rights with respect to linaclotide. If we elect to exercise these rights in such circumstances, we will need to either establish the capability to develop, manufacture and commercialize linaclotide in that partnered territory on our own or we will need to establish a relationship with a new partner. In anticipation of commercialization of linaclotide in the U.S., we have assembled a team of manufacturing, quality, sales, marketing, payor and pricing and field operations specialists, in addition to specialized medical scientists, who represent the functional areas necessary for a successful commercial launch of a high potential, gastrointestinal therapy in North America. If Forest was subject to a change of control that allowed us to continue linaclotide’s commercialization in North America on our own, and we chose to do so, we would need to enhance each of these functional aspects to replace the capabilities that Forest was previously providing to the collaboration. Although many members of our global operations, commercial and medical affairs teams have strategic oversight of, and a certain level of involvement in, their functional areas globally, we do not have corresponding operational capabilities in these areas outside of North America. If Almirall or Astellas was subject to a change of control that allowed us to continue linaclotide’s development or commercialization in its territory on our own, and we chose to do so rather than establishing a relationship with a new partner, we would need to build operational capabilities in the relevant territory because we currently only have strategic leadership responsibility in each of these territories.

In any of these situations, the timeline and likelihood of achieving regulatory approval and, ultimately, the commercialization of linaclotide would be at risk or impaired.

Even if linaclotide receives regulatory approval, it may still face future development and regulatory difficulties.

In August 2011, we and Forest announced that we submitted an NDA with the FDA for linaclotide for the treatment of IBS-C and CC, and in October 2011, we and Forest announced that the FDA accepted the NDA for review. In April 2012, we and Forest announced that the FDA has extended its standard ten-month review period by three months, so the PDUFA target action date is now expected to occur in September 2012. However, even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Linaclotide and our other product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Further, we and Forest anticipate exploring linaclotide’s potential in the pediatric population as well as in other gastrointestinal indications. If, during the performance of any additional clinical studies on linaclotide, the drug fails to achieve any of its trial endpoints designed to measure its efficacy in such population or such indication, or any adverse events of unanticipated severity or frequency arise, linaclotide’s commercial potential, even in any indication for which it is already approved at that time, may be materially harmed.

Even if linaclotide receives regulatory approval in the U.S., we or our collaborators may never receive approval to commercialize linaclotide outside of the U.S.

We have out-licensed the European rights to develop and commercialize linaclotide to Almirall, and we have out-licensed the same rights in certain Asian countries to Astellas. In the future, we may seek to commercialize linaclotide in foreign countries outside of Europe and those Asian countries with other parties or by ourselves. In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S. Almirall submitted an MAA with the EMA in September 2011. The time required to obtain approval in other jurisdictions, including the E.U., differs from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that linaclotide may not be approved for all indications requested, which could limit the uses of linaclotide and have an adverse effect on its commercial potential or require costly post-marketing studies.

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

The commercial success of linaclotide depends upon its level of market adoption by patients, payors and healthcare providers. If linaclotide does not achieve an adequate level of market adoption for any reason, our potential profitability and our future business prospects will be severely adversely impacted. The degree of market acceptance of linaclotide depends on a number of factors, including:

•                  we and our partners’ ability to demonstrate to the medical community, particularly general practitioners, internists and gastrointestinal specialists who may purchase or prescribe linaclotide, the clinical efficacy and safety of linaclotide as the prescription product of choice for patients who suffer from IBS-C or CC;

•                  the effectiveness of our and Forest’s sales and marketing organizations and our partners’ distribution networks;

•                  the ability of patients or providers to be adequately reimbursed for linaclotide in a timely manner from government and private payors; and

•                  the actual and perceived efficacy and safety profile of linaclotide, particularly if unanticipated adverse events related to linaclotide treatment arise and create safety concerns among potential patients or prescribers.

We are subject to uncertainty relating to reimbursement policies which, if not favorable for linaclotide, could hinder or prevent linaclotide’s commercial success.

Our ability to commercialize linaclotide in the U.S. successfully will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for linaclotide, or we may be required to sell linaclotide at an unsatisfactory price.

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

With linaclotide, we are developing a product candidate for large markets traditionally served by general practitioners and internists, as well as gastrointestinal specialists. Traditional pharmaceutical companies employ groups of sales representatives to call on these large generalist physician populations. In order to adequately address these physician groups and to effectively co-commercialize linaclotide with Forest, if it is approved, we must rapidly and efficiently build a high quality specialized and compliant national sales force, and we must properly train our sales team on the IBS-C and CC disease states as well as how to effectively promote linaclotide in a compliant manner in conjunction with Forest. Although we actively are preparing to hire and deploy this sales force if linaclotide is approved, we may not build it as quickly or effectively as we anticipate, which may impede or delay our ability to maximize linaclotide’s full commercial potential.

Once we have our sales team established, we must provide them with the highest quality support, guidance and oversight in order to enable them to effectively promote linaclotide to gastroenterologists and primary care physicians. Further, we must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around IBS-C, CC and the potential for linaclotide as an appropriate therapy. If we fail to perform these commercial functions in the highest quality manner, linaclotide will not achieve its maximum commercial potential.

In addition, we must optimize our co-promotion relationship in the U.S. and license relationship in Canada and Mexico with Forest, our license and commercialization relationship in Europe with Almirall, and our license and commercialization relationship in certain Asian countries with Astellas. Likewise, we must either establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence outside of North America, Europe, and those Asian countries. We currently possess limited resources and may not be successful in establishing additional collaborations or co-promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators, co-promoters and sales force personnel.

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

Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, our product candidates’ commercial success.

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

In addition to governmental efforts in the United States, foreign jurisdictions as well as private health insurers and managed care plans are likely to continue challenging manufacturers’ ability to obtain reimbursement, as well as the level of reimbursement, for pharmaceuticals and other healthcare related products and services. These cost-control initiatives could significantly decrease the available coverage and the price we might establish for linaclotide and our other potential products, which would have an adverse effect on our financial results.

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

•                  recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the treatment of similar conditions; and

•                  maintaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.

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

•                  unforeseen safety issues; or

•                  lack of adequate funding to continue the clinical trial.

Additionally, changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes. Each protocol amendment requires institutional review board review and approval, which may adversely impact the costs, timing or successful completion of the associated clinical trials. If we experience delays in completion, or if we terminate any of our clinical trials, the commercial prospects for our product candidate may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

We may not be able to manage our business effectively if we lose any of our current management team or if we are unable to attract and motivate key personnel.

We may not be able to attract or motivate qualified management and scientific, clinical, operations and commercial personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the greater-Boston area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our objectives.

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

The strength of patents in the pharmaceutical industry involves complex legal and scientific questions and can be uncertain. Patent applications in the U.S. and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain that we were the first to conceive inventions covered by our patents and pending patent applications or that we were the first to file patent applications for such inventions. In addition, we cannot be certain that our patent applications will be granted, that any issued patents will adequately protect our intellectual property or that such patents will not be challenged, narrowed, invalidated or circumvented. Furthermore, the America Invents Act, which was recently signed into law, will make several major changes in the U.S. patent statutes over the course of the next few years. These changes will permit third parties to challenge our patents more easily and will create uncertainty with respect to the interpretation and practice of U.S. patent law for the foreseeable future.

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

In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent or in the same manner as the U.S., and, therefore, we may encounter problems in protecting and defending our intellectual property in certain foreign jurisdictions.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in such litigation would have a material adverse effect on our business.

Our commercial success will depend upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that our potential products may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by our product candidates. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that our product candidates may infringe.

We may be exposed to, or threatened with, litigation by third parties alleging that our product candidates infringe their intellectual property rights. If one of our product candidates is found to infringe the intellectual property rights of a third party, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to commercialize the applicable product candidate unless we obtain a license to the intellectual property rights. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the counter-party could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, pending a trial on the merits, which may not occur for several years.

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

Competitors may infringe our patents or may assert our patents are invalid. To counter ongoing or potential infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Litigation with generic manufacturers has become increasingly common in the biopharmaceutical industry. In addition, in an infringement or invalidity proceeding, a court or patent administrative body may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. In January 2012, we were issued a U.S. patent that covers the use of plecanatide, another GCCA agonist being developed by Synergy Pharmaceuticals, Inc. for the treatment of IBS-C and constipation. In April 2012, we also received a notice of allowance from the European Patent Office for a European patent covering the use of plecanatide for the treatment of these disorders.

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

In recent years, we have focused primarily on developing linaclotide, with the goal of supporting regulatory approval for this product candidate. We have financed our operations primarily through the issuance of equity and our collaboration and license arrangements, and we have incurred losses in each year since our inception in 1998. We incurred net losses of approximately $35.6 million and $18.4 million in the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had an accumulated deficit of approximately $468.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in connection with our efforts to commercialize linaclotide and our research and development of our other product candidates. As a result, we expect to continue to incur significant and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

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

•                  the rate of progress and cost of our clinical trials and other product development programs;

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

•                  the costs associated with launching and commercializing linaclotide and any of our product candidates, if we receive regulatory approval of such candidates;

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

Section 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. We have completed several financings since our inception which may have resulted in a change in control as defined by Section 382, or could result in a change in control in the future.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control. These provisions include the following:

•                  Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure, holders of our Class B common stock have significant influence over certain matters requiring stockholder approval, including a merger involving Ironwood, a sale of substantially all Ironwood assets and a dissolution or liquidation of Ironwood. This concentrated control could discourage others from initiating a change of control transaction that other stockholders may view as beneficial.

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

The concentration of voting control on certain corporate matters with our pre-IPO stockholders will limit your ability to influence such matters.

                Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, will continue to be able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of May 1, 2012, the holders of our Class A common stock own approximately 70% and the holders of our Class B common stock own approximately 30% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 19% and holders of our Class B common stock have approximately 81% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

If we identify a material weakness in our internal control over financial reporting, our ability to meet our reporting obligations and the trading price of our stock could be negatively affected.

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

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal control over financial reporting are not effective, or we discover areas that need improvement in the future, these shortcomings could have an adverse effect on our business and financial results, and the price of our Class A common stock could be negatively affected.

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

•                  any third-party coverage and reimbursement policies for linaclotide;

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

We did not repurchase any of our equity securities during the quarter ended March 31, 2012.

Item 6.  Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: May 10, 2012	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ MICHAEL J. HIGGINS
Michael J. Higgins
Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No:	Description
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

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS‡	XBRL Instance Document.
101.SCH‡	XBRL Taxonomy Extension Schema Document.
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Database.
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Filed herewith.

‡                                         Furnished herewith.