Form 10-Q
period 2012-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2012-08-07
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 25, 2012, there were 75,732,437 shares of Class A common stock outstanding and 31,626,315 shares of Class B common stock outstanding.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$87,083	$87,282
Available-for-sale securities	70,570	76,734
Accounts receivable	22	74
Related party accounts receivable, net	2,444	578
Prepaid expenses and other current assets	5,964	2,899
Total current assets	166,083	167,567
Restricted cash	7,647	7,647
Property and equipment, net	34,859	33,625
Other assets	74	138
Total assets	$208,663	$208,977
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,921	$6,436
Related party accounts payable, net	3,705	—
Accrued research and development costs	6,907	7,010
Accrued expenses	13,216	11,122
Current portion of capital lease obligations	277	233
Current portion of deferred rent	4,517	4,042
Current portion of deferred revenue	13,578	36,291
Total current liabilities	49,121	65,134
Capital lease obligations, net of current portion	364	422
Deferred rent, net of current portion	10,832	12,435
Deferred revenue, net of current portion	19,565	21,130
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 75,644,436 and 61,801,770 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	76	62
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 31,696,007 and 38,914,080 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	32	39
Additional paid-in capital	637,478	542,141
Accumulated deficit	(508,796)	(432,392)
Accumulated other comprehensive income (loss)	(9)	6
Total stockholders’ equity	128,781	109,856
Total liabilities and stockholders’ equity	$208,663	$208,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Collaborative arrangements revenue	$14,604	$11,262	$26,852	$21,499
Operating expenses:
Research and development	32,238	19,409	61,748	38,964
General and administrative	23,200	10,805	41,574	20,029
Total operating expenses	55,438	30,214	103,322	58,993
Loss from operations	(40,834)	(18,952)	(76,470)	(37,494)
Other income (expense):
Interest expense	(13)	(17)	(27)	(33)
Interest and investment income	44	125	93	279
Other income	—	—	—	3
Other income (expense), net	31	108	66	249
Net loss	$(40,803)	$(18,844)	$(76,404)	$(37,245)

Net loss per share—basic and diluted	$(0.38)	$(0.19)	$(0.73)	$(0.37)
Weighted average number of common shares used in net loss per share —basic and diluted	107,078,150	99,674,969	105,414,607	99,458,336

Comprehensive loss	$(40,815)	$(18,843)	$(76,419)	$(37,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(76,404)	$(37,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,490	5,037
Share-based compensation expense	7,777	5,649
Accretion of discount/premium on investment securities	579	1,342
Changes in assets and liabilities:
Accounts receivable	(1,814)	268
Restricted cash	—	2,833
Prepaid expenses and other current assets	(3,065)	662
Other assets	64	60
Accounts payable and accrued expenses	6,713	1,571
Accrued research and development costs	(103)	(2,711)
Deferred revenue	(24,278)	(20,734)
Deferred rent	(1,128)	250
Other liabilities	—	897
Net cash used in operating activities	(86,169)	(42,121)
Cash flows from investing activities:
Purchases of available-for-sale securities	(44,655)	(57,082)
Sales and maturities of available-for-sale securities	50,225	106,586
Purchases of property and equipment	(7,037)	(5,467)
Net cash provided by (used in) investing activities	(1,467)	44,037
Cash flows from financing activities:
Proceeds from issuance of common stock	85,228	—
Proceeds from exercise of stock options and employee stock purchase plan	2,343	2,094
Payments on capital leases	(134)	(146)
Net cash provided by financing activities	87,437	1,948
Net increase (decrease) in cash and cash equivalents	(199)	3,864
Cash and cash equivalents, beginning of period	87,282	44,321
Cash and cash equivalents, end of period	$87,083	$48,185

Supplemental cash flow disclosures:
Cash paid for interest	$24	$35
Purchases under capital leases	$120	$325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company continues to assess alternatives to bring linaclotide to IBS-C and CC sufferers in the parts of the world outside of its partnered territories, which include China. In May 2012, the Company submitted a Clinical Trial Application (“CTA”) to China’s State Food and Drug Administration for a Phase 3 trial of linaclotide in patients with IBS-C. The CTA has been accepted for review.

The Company continues to assess lifecycle management opportunities for linaclotide to ensure that it is maximizing the drug’s potential value. As part of its long-term strategy, the Company and Forest initiated a Phase 3b clinical trial to further characterize the effect of linaclotide on abdominal symptoms in patients with CC. In addition, the Company continues to explore the potential for linaclotide in the pediatric population as well as in other gastrointestinal indications.

The Company also has a pipeline focused on early development candidates and discovery research in multiple therapeutic areas, including gastrointestinal disease, central nervous system (“CNS”) disorders, respiratory disease and cardiovascular disease.

The Company was incorporated in Delaware on January 5, 1998. On April 7, 2008, the Company changed its name from Microbia, Inc. to Ironwood Pharmaceuticals, Inc. The Company currently operates in one reportable business segment—human therapeutics.

The Company has generated an accumulated deficit as of June 30, 2012 of approximately $508.8 million since inception. In February 2010, the Company completed its initial public offering of Class A common stock and raised a total of approximately $203.2 million in net proceeds. Additionally, in February 2012, the Company sold 6,037,500 shares of its Class A common stock through a follow-on public offering and raised a total of approximately $85.2 million in net proceeds (Note 8).

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements and the related disclosures as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of June 30, 2012, results of its operations for the three and six months

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011. The interim results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $85.6 million and $77.2 million at June 30, 2012 and December 31, 2011, respectively.

Available-for-Sale Securities

The Company classifies all short-term investments with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and investment income. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in interest and investment income.

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other-than-temporary impairments for the three and six months ended June 30, 2012 and 2011.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Accounts receivable, including related party accounts receivable, primarily consist of amounts due under the collaboration agreement with Forest and license agreements with Almirall and Astellas (Note 4) for which the Company does not obtain collateral. Accounts receivable or payable, to or from Forest and Almirall are presented as related party transactions on the condensed consolidated balance sheets as both entities own common stock of the Company.

The Company’s significant customers are summarized in the table below.  The percentages of revenue recognized during the three and six months ended June 30, 2012 and 2011 are shown, as well as the accounts receivable balance, net of any payables due, at June 30, 2012 and December 31, 2011.

			Revenue
	Accounts Receivable		Three Months Ended		Six Months Ended June
	June 30,	December 31,	June 30,		30,
Collaborative Partner:	2012	2011	2012	2011	2012	2011
Forest	—%	86%	37%	48%	41%	51%
Almirall	99%	2%	57%	44%	53%	40%
Astellas	1%	11%	6%	8%	6%	9%

For the three and six months ended June 30, 2012 and 2011, no additional customers accounted for more than 10% of the Company’s revenue.

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

At June 30, 2012, the Company had collaboration and license agreements with Forest, Almirall and Astellas. Refer to Note 4, “Collaboration and License Agreements,” for additional discussion of these agreements.

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

The Company allocates arrangement consideration among the separate units of accounting either on the basis of each unit’s

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Up-Front License Fees

The Company recognizes revenue from nonrefundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the period over which the research and development is expected to occur or manufacturing services are expected to be provided. Accordingly, the Company is required to make estimates regarding the drug development and commercialization timelines for drugs and drug candidates being developed pursuant to the applicable agreement. The determination of the length of the period over which to recognize the revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Quarterly, the Company reassesses its period of substantial involvement over which the Company amortizes its up-front license fees and makes adjustments as appropriate. During the three and six months ended June 30, 2012, the Company’s estimates regarding the period of performance under its collaborative research and development and licensing agreements did not change; however, they have changed in the past and may change in the future. In the event that a license were to be terminated, the Company would recognize as revenue any portion of the up-front fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination.

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

Net Loss Per Share

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company allocates undistributed earnings between the classes on a one-to-one basis when computing net loss per share.  As a result, basic and diluted net loss per Class A and Class B shares are equivalent. The Company has excluded unvested restricted stock and shares that are subject to repurchase by the Company from the weighted average number of common shares outstanding. The Company’s potentially dilutive shares, which include outstanding common stock options and unvested shares of restricted stock, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

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

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at June 30, 2012 and December 31, 2011. Management reevaluates the positive and negative evidence on a quarterly basis.

The Company accounts for uncertain tax positions recognized in the condensed consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no indicators of impairment at June 30, 2012 or December 31, 2011.

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

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurement, to ensure that fair value has the same meaning in GAAP and International Financial Reporting Standards (“IFRS”) and improves the comparability of the fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 applies to all entities that measure assets, liabilities or instruments classified in shareholder’s equity at fair value, or provide fair value disclosures for items not recorded at fair value. ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, ASU 2011-04 will not result in a change in the application of the requirements in ASC 820. Some of the requirements in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early application is not permitted. On January 1, 2012, the Company adopted ASU 2011-04 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) which is intended to facilitate the convergence of U.S. GAAP and IFRS as well as to increase the transparency of items reported in other comprehensive income. As a result of ASU 2011-05, all nonowner changes in stockholders’ equity are required to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which defers the effective date of the provisions of ASU 2011-05 pertaining to the presentation of reclassification adjustments out of accumulated other comprehensive income. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. On January 1, 2012, the Company adopted ASU 2011-05 and ASU 2011-12 on a retrospective basis. The Company has elected to present all nonowner changes in stockholders’ equity in a single continuous statement of comprehensive income (loss). The adoption did not have a material impact on the Company’s consolidated financial position or results of operations since these standards impact presentation only.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss per share by the weighted average number of common shares outstanding during the period.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2012 and 2011, as they would be anti-dilutive:

	At June 30,
	2012	2011
Options to purchase common stock	18,693,553	15,786,758
Shares subject to repurchase	121,146	203,201
	18,814,669	15,989,959

4. Collaboration and License Agreements

Forest Laboratories, Inc.

In September 2007, the Company entered into a collaboration agreement with Forest to jointly develop and commercialize linaclotide, a drug candidate for the treatment of IBS-C, CC and other gastrointestinal conditions, in North America. Under the terms of this collaboration agreement, the Company shares equally with Forest all development costs, as well as potential future profits and losses from the development and sale of linaclotide in the U.S. The Company will receive royalties from Forest for sales in Canada and Mexico. The Company retained the rights to commercialize linaclotide outside of North America. Forest made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. The Company is recognizing the up-front license fee as revenue on a straight-line basis over 60 months, which is the Company’s estimate of the period over which linaclotide will be jointly developed under the collaboration. At June 30, 2012, approximately $2.9 million of the up-front license fee remains deferred. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment based on the achievement of specific development and commercial milestones. These payments, including the up-front license fee, could total up to $330.0 million if certain development and sales milestones are achieved for linaclotide. At June 30, 2012, $120.0 million in license fees and milestone payments has already been received, as well as a $25.0 million equity investment in the Company’s capital stock. Of the remaining milestones, each of which the Company considers substantive, pre-commercial milestone payments could total up to $85.0 million upon NDA approval. The Company can also achieve up to approximately $100.0 million in a sales related milestone if certain conditions are met.

The collaboration agreement included a contingent equity investment, in the form of a forward purchase contract, which required Forest to purchase shares of the Company’s convertible preferred stock, upon achievement of a specific clinical milestone. Based on the Company’s evaluation, this financial instrument was considered an asset or liability, which was required to be carried at fair value. At the inception of the arrangement, the Company valued the contingent equity investment and recorded a $9.0 million asset and incremental deferred revenue. The $9.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which was estimated to be 60 months from the inception of the arrangement. At June 30, 2012, approximately $0.4 million of the incremental deferred revenue remains deferred. In July 2009, the Company achieved the clinical milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. The Company issued the 2,083,333 shares to Forest on September 1, 2009.

Additionally, the Company has achieved four of the development milestones under this agreement, all of which the Company determined to be substantive. In September 2008, the Company achieved a clinical milestone which triggered a $10.0 million milestone payment and in July 2009, the Company achieved a second clinical milestone which triggered a $20.0 million milestone payment. At June 30, 2012, approximately $0.4 million and $0.8 million of the milestone payments, respectively, remain deferred and are being recognized on a straight-line basis over the remaining estimated development period. In October 2011, the Company achieved the pre-commercial milestones of FDA acceptance of the linaclotide NDA for both IBS-C and CC and received milestone payments of $20.0 million from Forest. In accordance with ASU 2010-17, adopted in January 2011, these milestones were recognized as revenue in their entirety upon achievement.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company recognized revenue from the Forest collaboration agreement totaling approximately $5.5 million and $10.9 million during the three and six months ended June 30, 2012, respectively and approximately $5.5 million and $10.9 million during the three and six months ended June 30, 2011, respectively.

Further, because the Company shares development costs equally with Forest, payments from Forest with respect to both research and development and general and administrative costs incurred by the Company are recorded as a reduction to expense, and not as revenue. As a result of the cost-sharing arrangements under the collaboration, the Company recognized approximately $1.3 million and $38,000 in incremental research and development costs during the three and six months ended June 30, 2012, respectively, and approximately $2.9 million and $4.9 million in incremental general and administrative expense, respectively. During the three and six months ended June 30, 2011, as a result of the cost-sharing arrangements under the collaboration, the Company offset approximately $2.0 million and $6.2 million, respectively, against research and development expense and offset approximately $0.5 million and $0.7 million against general and administrative expense, respectively.

Almirall, S.A.

In April 2009, the Company entered into a license agreement with Almirall for European rights to develop and commercialize linaclotide for the treatment of IBS-C, CC and other gastrointestinal conditions. Under the terms of the license agreement, Almirall is responsible for the expenses associated with the development and commercialization of linaclotide in the European territory. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The Company will receive escalating royalties from the sales of linaclotide in the European territory. In May 2009, the Company received a $38.0 million payment from Almirall representing a $40.0 million non-refundable up-front payment net of foreign withholding taxes. The Company elected to record the non-refundable up-front payment net of taxes withheld. The Company is recognizing the up-front license fee as revenue on a straight-line basis over the development period, the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the European territory. In June 2011, the Company revised its estimate of the development period from 50 months to 41 months and based on the Company’s assessment of approval timelines adjusted its amortization of the remaining deferred revenue, accordingly. This resulted in the recognition of an additional approximately $5.0 million of revenue in the year ended December 31, 2011. At June 30, 2012, approximately $3.6 million of the up-front license fee remains deferred. The license agreement also includes contingent milestone payments, as well as a contingent equity investment, that could total up to $55.0 million upon achievement of specific clinical and sales milestones. At June 30, 2012, $19.0 million, net of foreign withholding taxes, in milestone payments has already been received, as well as a $15.0 million equity investment in the Company’s capital stock. Remaining pre-commercial milestone payments, each of which the Company considers substantive, consist of $4.0 million due upon the first commercial launch in each of the five major E.U. countries set forth in the agreement.

The license agreement included a contingent equity investment, in the form of a forward purchase contract, which required Almirall to purchase shares of the Company’s convertible preferred stock, upon achievement of a specific clinical milestone. Based on the Company’s evaluation, this financial instrument was considered an asset or liability, which was required to be carried at fair value. The contingent equity investment was valued at inception at its fair value. At the inception of the arrangement, the Company valued the contingent equity investment and recorded a $6.0 million asset and incremental deferred revenue. The $6.0 million of incremental deferred revenue is being recognized as revenue on a straight-line basis over the period of the Company’s continuing involvement, which was originally estimated to be 50 months and was revised in June 2011 to 41 months. The reduction in the development period was recorded as a change in estimate and the associated deferred revenue is being recorded over the revised period on a prospective basis. At June 30, 2012, approximately $0.6 million of the incremental deferred revenue remains deferred. In November 2009, the Company achieved the clinical milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. On November 13, 2009, the Company received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock.

In November 2010, the Company achieved a second development milestone under the Almirall license agreement, which the Company determined to be substantive, which resulted in a $19.0 million payment, representing a $20.0 million milestone, net of foreign withholding taxes. The Company recognized revenue of approximately $7.2 million upon achievement of the milestone. This amount represented the portion of the milestone payment equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved. The remainder of the balance was deferred, and is being recognized on a straight-

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

line basis over the remaining development period. At June 30, 2012, approximately $1.8 million of the milestone payment remains deferred.

The Company recognized approximately $8.4 million and $14.3 million in total revenue from the Almirall license agreement during the three and six months ended June 30, 2012, respectively, including approximately $2.4 million in each period from the sale of API to Almirall. The Company recognized approximately $4.9 million and $8.7 million in total revenue from the Almirall license agreement during the three and six months ended June 30, 2011, respectively, including approximately $0.4 million in each period from the sale of API to Almirall.

Astellas Pharma Inc.

On November 9, 2009, the Company entered into a license agreement with Astellas. Astellas has the right to develop and commercialize linaclotide for the treatment of IBS-C, CC and other gastrointestinal conditions in Japan, South Korea, Taiwan, Thailand, the Philippines and Indonesia. Under the terms of the agreement, Astellas paid the Company an up-front licensing fee of $30.0 million on November 16, 2009. The license agreement requires the Company to participate on a joint development committee over linaclotide’s development period. The agreement includes additional development milestone payments, each of which the Company considers substantive, that could total up to $45.0 million. These milestone payments consist of $15.0 million upon initiation of a Phase 3 study for linaclotide in Japan, $15.0 million upon filing of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan, and $15.0 million upon approval of such equivalent by the relevant regulatory authority. In addition, the Company will receive escalating royalties on linaclotide sales should Astellas receive approval to market and sell linaclotide in the Asian market. Astellas will be responsible for activities relating to regulatory approval and commercialization. The Company is recognizing the up-front license fee as revenue on a straight-line basis over 115 months, which is the Company’s estimate of the period over which linaclotide will be developed under the license agreement for the Asian market. At June 30, 2012, approximately $22.7 million of the up-front license fee remains deferred. During the three and six months ended June 30, 2012, the Company recognized approximately $0.8 million and $1.7 million, respectively, in revenue from the Astellas license agreement, including approximately $22,000 and $0.1 million, respectively, from the sale of API to Astellas. During the three and six months ended June 30, 2011, the Company recognized approximately $0.9 million and $1.9 million, respectively, in revenue from the Astellas license agreement, including approximately $0.1 million and $0.3 million, respectively from the sale of API to Astellas.

Protagonist Therapeutics, Inc.

The Company entered into a collaboration agreement with Protagonist Therapeutics, Inc. and Protagonist Pty Ltd. (collectively “Protagonist”) in January 2011. Under this agreement, Protagonist will use its proprietary technology platform to discover peptides against certain targets and the Company has the rights to develop and commercialize these peptides. In connection with entering into the agreement, the Company made an up-front payment to Protagonist of approximately $2.8 million. In accordance with the applicable accounting guidance, the Company expensed the up-front payment as research and development expense. The Company also funds full-time equivalents for Protagonist’s drug discovery activities, and will make certain milestone and royalty payments for each product pending the achievement of certain development and commercialization milestones. These contingent milestones could total up to approximately $111.5 million per product if all milestones are achieved. The Company will expense these payments as incurred. During the three and six months ended June 30, 2012, the Company recorded approximately $0.7 million and $1.4 million, respectively, in research and development expense associated with the Protagonist agreement. During the three and six months ended June 30, 2011, the Company recorded approximately $0.6 million and $3.8 million, respectively, in research and development expense, including the up-front payment, associated with the Protagonist agreement.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Bionomics Limited

On January 4, 2012, the Company entered into a collaboration, research and license agreement with Bionomics Limited (“Bionomics”) in which it licensed the rights to Bionomics’ investigational anti-anxiety compound, BNC210. Under the terms of the agreement, the Company and Bionomics will collaborate on initial research and the Company will be responsible for worldwide development and commercialization of any resulting products, including funding of clinical trials. In connection with entering into the agreement, the Company made an up-front payment to Bionomics of $3.0 million. In accordance with the applicable accounting guidance, the Company expensed the up-front payment as research and development expense. The Company also funds full-time equivalents for Bionomics to perform certain drug discovery activities, will make certain milestone payments pending the achievement of certain development and regulatory milestones, and will make royalty payments if BNC210 is ever successfully commercialized. Pending achievement of certain development and regulatory milestones, Bionomics could receive up to $345.0 million in up-front and milestone payments and research funding, as well as royalties on sales of products incorporating BNC210 and other related compounds. The Company will expense these payments as incurred. During the three and six months ended June 30, 2012, the Company recorded approximately $0.4 million and $3.7 million, respectively, in research and development expense, including the up-front payment, associated with the Bionomics agreement.

Other

The Company has other collaborations that are not individually significant to its business. Pursuant to the terms of those agreements, the Company may be required to pay additional amounts upon the achievement of various development, regulatory and commercial milestones which in the aggregate could be significant. The Company may also incur significant research and development costs if the related product candidate were to advance to late stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay significant royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring. During the six months ended June 30, 2012, the Company incurred $1.0 million in research and development expense associated with a research and development milestone under one of the Company’s other collaboration agreements. During the three months ended June 30, 2012, and the three and six months ended June 30, 2011, there were no significant milestones achieved under the Company’s other collaborations.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (included in cash and cash equivalents)	$85,567	$85,567	$—	$—
U.S. government-sponsored securities	70,570	—	70,570	—
Total	$156,137	$85,567	$70,570	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (included in cash and cash equivalents)	$77,158	$77,158	$—	$—
U.S. Treasury securities	21,821	21,821	—	—
U.S. government-sponsored securities	54,913	—	54,913	—
Total	$153,892	$98,979	$54,913	$—

Cash equivalents, accounts receivable, including related party accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and the current portion of capital lease obligations at June 30, 2012 and December 31, 2011 are carried at amounts that approximate fair value due to their short-term maturities.

Capital lease obligations at June 30, 2012 and December 31, 2011 approximate fair value as they bear interest at a rate approximating a market interest rate.

6. Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at June 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012:
U.S. government-sponsored securities	$70,579	$3	$(12)	$70,570
Total	$70,579	$3	$(12)	$70,570

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
U.S. government-sponsored securities	$54,911	$12	$(10)	$54,913
U.S. Treasury securities	21,817	4	—	21,821
Total	$76,728	$16	$(10)	$76,734

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The contractual maturities of all securities held at June 30, 2012 are one year or less. There were 22 investments classified as available-for-sale securities in an unrealized loss position at June 30, 2012, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities was approximately $42.6 million. There were 12 investments classified as available-for-sale securities in an unrealized loss position at December 31, 2011, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities was approximately $35.5 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at June 30, 2012.

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

The Company amended the lease agreement in February 2010, July 2010, February 2011 and October 2011 (together “the Amendments”) in order to lease additional space. Pursuant to the Amendments, the Company leases an additional 96,613 rentable square feet of the 301 Binney Street building, comprised of (a) an initial phase of 35,444 rentable square feet (the “Initial Phase”), (b) a second phase of 21,589 rentable square feet (the “Second Phase”), (c) a third phase of 17,863 rentable square feet (the “Third Phase”) and (d) a fourth phase of 21,717 rentable square feet (the “Fourth Phase”). Rent for the Initial Phase commenced on July 1, 2010, rent for the Second Phase commenced on March 1, 2011, rent for the Third Phase commenced on January 1, 2012, and rent for the Fourth Phase commenced on June 1, 2012. Initial base rent for the Initial Phase is $42.00 per rentable square foot per year and the initial base rent for the Second Phase, Third Phase and Fourth Phase is $42.50 per rentable square foot per year. Base rent for the Initial Phase, Second Phase, Third Phase and Fourth Phase will increase annually by $0.50 per rentable square foot. Consistent with the Company’s treatment of the lease expense associated with the initial lease agreement, lease expense associated with the Amendments, inclusive of the escalating rent payments, is recognized on a straight-line basis over the term of the lease agreement. The Amendments do not change the expiration date of the lease agreement.

The landlord has reimbursed the Company for its tenant improvements for the space occupied prior to the Amendments at a set rate per rentable square foot. Under the terms of the Amendments, the landlord has or will provide the Company with an allowance for the additional space, which consists of $55.00 per rentable square foot for tenant improvements in the Initial Phase and the Second Phase and an allowance of $40.00 per rentable square foot for the Third Phase and the Fourth Phase. As of June 30, 2012, approximately $16.6 million has been paid to the Company as reimbursement for tenant improvements under the lease agreement, including the Amendments. The reimbursement amount is recorded as deferred rent on the condensed consolidated balance sheets and is being amortized as a reduction to rent expense over the term of the lease agreement or the Amendments, as applicable.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company, and in some cases, along with its collaboration partner, Forest, has entered into multiple commercial supply agreements for the purchase of linaclotide API and drug product. Certain of the agreements contain minimum purchase commitments, the earliest of which commenced in 2012. As of June 30, 2012, the Company’s minimum purchase requirements are as follows: approximately $16.6 million, $7.3 million, $9.7 million, $9.7 million, $9.7 million and $5.9 million for the years ending December 31, 2012 (6 months), 2013, 2014, 2015, 2016 and 2017, respectively.

During the six months ended June 30, 2012, the Company executed a non-cancelable purchase order for drug-product manufacturing equipment in the amount of approximately $2.7 million, of which, the Company has paid approximately $0.8 million to date. The balance will be paid in increments upon the delivery of the equipment and upon the installation of the equipment, both anticipated to occur in the fourth quarter of 2012.

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

As of June 30, 2012 and December 31, 2011, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, the Company has not established any related reserves.

Litigation

From time to time, the Company is involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters, individually and in aggregate, will have a material adverse effect on the Company’s financial position.

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

A summary of the unvested shares of restricted stock as of June 30, 2012 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	160,000	$5.72
Granted	—	$—
Vested	(40,000)	$5.72
Forfeited	—	$—
Unvested at June 30, 2012	120,000	$5.72

9. Stock Option Plans

The Company has several share-based compensation plans under which stock options, restricted stock, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company. At June 30, 2012 and December 31, 2011, there were 3,438,331 shares and 6,222,981 shares, respectively, available for future grant under all of the plans.

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

Determining the fair value of share-based awards using the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	49.6%	48.3%	50.2%	49.6%
Expected term (in years)	6.5	6.5	6.5	6.5
Risk-free interest rate	1.3%	2.6%	1.3%	2.8%
Expected dividend yield	—%	—%	—%	—%

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table summarizes the expense recognized for these share-based compensation arrangements in the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee stock options	$3,792	$2,759	$7,231	$5,243
Restricted stock awards	106	97	213	215
Non-employee stock options	15	41	45	78
ESPP	135	47	273	98
Stock awards	8	7	15	15
	$4,056	$2,951	$7,777	$5,649

Share-based compensation is reflected in the condensed consolidated statements of comprehensive income (loss) as follows for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$2,077	$1,465	$4,028	$2,803
General and administrative	1,979	1,486	3,749	2,846

The following table summarizes stock option activity under the share-based compensation plans, including performance-based options:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2011	16,424,500	$6.09	6.40	$98,999
Granted	3,050,850	$14.16
Exercised	(514,493)	$3.18
Cancelled	(267,304)	$12.12
Outstanding at June 30, 2012	18,693,553	$7.41	6.56	$121,956
Vested or expected to vest at June 30, 2012	17,382,144	$7.30	6.48	$115,204
Exercisable at June 30, 2012(1)	8,619,611	$4.28	4.92	$82,176

(1)                                 All stock options granted under the 1998 Amended and Restated Stock Option Plan, the Amended and Restated 2002 Stock Incentive Plan and the 2005 Plan contain provisions allowing for the early exercise of such options into restricted stock. The exercisable shares disclosed above represent those that are vested as of June 30, 2012.

The weighted-average grant date fair value per share of options granted to employees during the three and six months ended June 30, 2012 was approximately $6.35 and $7.09, respectively, and approximately $7.67 and $6.10 during the three and six months ended June 30, 2011, respectively. The aggregate grant-date fair value of the options granted to employees during the three and six months ended June 30, 2012 was approximately $3.0 million and $21.6 million, respectively, and approximately $3.0 million and $14.9 million during the three and six months ended June 30, 2011, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was approximately $2.9 million and $5.4 million, respectively, and approximately $6.6 million and $12.8 million during the three and six months ended June 30, 2011, respectively.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2012, there was approximately $0.6 million and $37.0 million of unrecognized share-based compensation, net of estimated forfeitures, related to restricted stock awards and unvested stock option grants with time-based vesting, respectively, which are expected to be recognized over a weighted-average period of 1.5 years and 3.4 years, respectively. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid approximately $6,000 and $159,000 in legal fees to this investor during the three and six months ended June 30, 2012, respectively, and approximately $57,000 and $95,000 during the three and six months ended June 30, 2011, respectively. At June 30, 2012, the Company had approximately $6,800 of accounts payable due to this related party.  At December 31, 2011, the Company had approximately $26,000 of accounts payable due to this related party.

In September 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company’s convertible preferred stock and in November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 4). These shares of preferred stock converted to the Company’s common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from Forest and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. At June 30, 2012, the Company had approximately $2.4 million in related party accounts receivable associated with Almirall and approximately $3.7 million in related party accounts payable, net of related party accounts receivable associated with Forest. At December 31, 2011, the Company had approximately $15,000 in related party accounts receivable associated with Almirall and approximately $0.6 million in related party accounts receivable, net of related party accounts payable associated with Forest.

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

We continue to assess alternatives to bring linaclotide to IBS-C and CC sufferers in the parts of the world outside of its partnered territories, which include China. In May 2012, we submitted a Clinical Trial Application, or CTA, to China’s State Food and Drug Administration for a Phase 3 trial of linaclotide in patients with IBS-C. The CTA has been accepted for review.

We continue to assess lifecycle management opportunities for linaclotide to ensure that we are maximizing the drug’s potential value. As part of our long-term strategy, we and Forest initiated a Phase 3b clinical trial to further characterize the effect of linaclotide on abdominal symptoms in patients with CC. In addition, we continue to explore the potential for linaclotide in the pediatric population as well as in other gastrointestinal indications.

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

To date, we have dedicated substantially all of our activities to the research and development of our product candidates. We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1998. We incurred net losses of approximately $40.8 million and $76.4 million in the three and six months ended June 30, 2012, respectively, and approximately $18.8 million and $37.2 million in the three and six months ended June 30, 2011, respectively. As of June 30, 2012, we had an accumulated deficit of approximately $508.8 million, and we expect to incur losses for the foreseeable future.

In February 2012, we sold 6,037,500 shares of our Class A common stock through a firm commitment, underwritten public offering at a price to the public of $15.09 per share. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $85.2 million.

Financial Overview

Revenue.  Revenue is generated primarily through our collaboration agreement with Forest, and our license agreements with Almirall and Astellas. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of active pharmaceutical ingredient, or API, and development materials for the collaborative partner. Payments to us may include one or more of the following: nonrefundable license fees; payments for research and development activities, payments for the manufacture of API and development materials, payments based upon the achievement of certain milestones and royalties on product sales. Additionally, if linaclotide is approved by the FDA, we will receive payments from Forest for half of the net profit from linaclotide sales in the U.S. We expect our revenue to fluctuate in the short term based on clinical and commercial milestones and, if it is approved based on the potential variability of demand for linaclotide.

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

Our lead product candidate is linaclotide, and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is a first-in-class compound being developed for the treatment of IBS-C and CC and is our only product candidate that has demonstrated clinical proof of concept. An NDA for linaclotide with respect to both IBS-C and CC was submitted to the FDA and the PDUFA target action date is expected to occur in September 2012.

We continue to assess lifecycle management opportunities for linaclotide to ensure that we are maximizing the drug’s potential value. As part of our long-term strategy, we and Forest initiated a Phase 3b clinical trial to further characterize the effect of linaclotide on abdominal symptoms in patients with CC. In addition, we continue to explore the potential for linaclotide in the pediatric population as well as in other gastrointestinal indications.

We also have a pipeline focused on both research and development of early development candidates and discovery research in multiple therapeutic areas, including gastrointestinal disease, CNS disorders, respiratory disease and cardiovascular disease.

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2012 and 2011. These expenses relate primarily to external costs associated with manufacturing, including supply chain development, preclinical studies and clinical trial costs. Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Demonstrated clinical proof of concept	$10,907	$5,428	$17,301	$8,951
Early stage, pre-proof of concept	5,952	2,628	12,045	5,412
Early stage, preclinical	1,849	2,313	5,419	7,207

Since 2004, the date we began tracking costs by program, we have incurred approximately $162.2 million of research and development expenses related to linaclotide. The expenses for linaclotide include both reimbursements to us by Forest as well as our portion of research and development costs incurred by Forest for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreement.

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

The majority of our external costs are spent on linaclotide, as costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline. Although we have completed the anticipated development program to support the linaclotide NDA and MAA, we expect to continue to incur costs to support linaclotide development in currently unpartnered territories and in other gastrointestinal indications. Additionally, if our other product candidates are successful in early stage clinical trials, we would expect external costs to increase as the programs progress through later stage clinical trials. We do not allocate research and development overhead expense to specific programs as it benefits multiple projects that are in earlier stages of development and which typically share resources.

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

We expect our research and development costs will be substantial for the foreseeable future. We will continue to invest in linaclotide including the areas of its supply chain and the exploration of its utility in other gastrointestinal and pain indications and other patient populations. We will also invest in our other product candidates as we advance them through preclinical studies and clinical trials, in addition to funding full-time equivalents for research and development activities under our external collaboration and license agreements.

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

During the six months ended June 30, 2012, we adopted Accounting Standards Update, or ASU, No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04, ASU No. 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12, as discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no significant changes to our critical accounting policies and estimates, including as a result of the adoption of these standards. See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2012 for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Collaborative arrangements revenue	$14,604	$11,262	$26,852	$21,499
Operating expenses:
Research and development	32,238	19,409	61,748	38,964
General and administrative	23,200	10,805	41,574	20,029
Total operating expenses	55,438	30,214	103,322	58,993
Loss from operations	(40,834)	(18,952)	(76,470)	(37,494)
Other income (expense):
Interest expense	(13)	(17)	(27)	(33)
Interest and investment income	44	125	93	279
Other income	—	—	—	3
Other income (expense), net	31	108	66	249
Net loss	$(40,803)	$(18,844)	$(76,404)	$(37,245)

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Collaborative arrangements revenue	$14,604	$11,262	$3,342	29.7%	$26,852	$21,499	$5,353	24.9%

Collaborative Arrangements Revenue.  The increase in revenue from collaborative arrangements of approximately $3.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily related to the Almirall license agreement. In June 2011, we revised our estimate of the development period associated with the Almirall license agreement which resulted in approximately $1.4 million in additional revenue recognized during the three months ended June 2012. Additionally, during the three months ended June 30, 2012 we recognized approximately $2.0 million more in shipments of linaclotide API to Almirall in anticipation of a potential commercial launch in Europe.

The increase in revenue from collaborative arrangements of approximately $5.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily related to the Almirall license agreement.  In June 2011, we revised our estimate of the development period associated with the Almirall license agreement which resulted in approximately $3.5 million in additional revenue recognized during the six months ended June 2012. Additionally during the six months ended June 30, 2012 we recognized approximately $2.0 million more in shipments of linaclotide API to Almirall in anticipation of a potential commercial launch in Europe.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Operating Expenses:
Research and development	$32,238	$19,409	$12,829	66.1%	$61,748	$38,964	$22,784	58.5%
General and administrative	23,200	10,805	12,395	114.7%	41,574	20,029	21,545	107.6%
Total operating expenses	$55,438	$30,214	$25,224	83.5%	$103,322	$58,993	$44,329	75.1%

Research and Development Expense.  The increase in research and development expense of approximately $12.9 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily related to an increase of approximately $2.8 million in compensation, benefits, and employee related expenses associated mainly with increased headcount; an increase of approximately $0.6 million in share-based compensation expense primarily related to our new hire grants and our annual stock option grant made in February 2012; an increase of approximately $5.4 million due to linaclotide development, consisting of increased contract manufacturing costs associated with validation of batches of linaclotide API in anticipation of a potential commercial launch, higher collaboration expenses from Forest and decreased reimbursements from Forest, partially offset by a decrease in contract research associated with lower clinical trial expenses; and an increase of approximately $3.0 million in research costs related to our other pipeline candidates; and an increase of  approximately $1.2 million in research and development related facilities costs, including rent and amortization of leasehold improvements, associated with additional space we leased in our 301 Binney Street facility.

The increase in research and development expense of approximately $22.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily related to an increase of approximately $7.6 million associated with linaclotide development, consisting of increased contract manufacturing costs associated with validation of batches of linaclotide API in anticipation of a potential commercial launch, higher collaboration expenses from Forest and decreased reimbursements from Forest, partially offset by a decrease in contract research associated with lower clinical trial expenses; an increase of approximately $6.1 million in compensation, benefits, and employee related expenses associated mainly with increased headcount; an increase of approximately $5.7 million in research costs related to our other pipeline candidates, including research and development fees, and upfront and milestone payments associated with our licensing agreements; an increase of approximately $2.1 million in research and development related facilities costs, including rent and amortization of leasehold improvements, associated with additional space we leased in our 301 Binney Street facility; and an increase of approximately $1.2 million in share-based compensation expense primarily related to our new hire grants and our annual stock option grant made in February 2012.

General and Administrative Expense.  General and administrative expenses increased approximately $12.4 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily as a result of increases in our workforce expenses and infrastructure as we prepare for our anticipated commercial launch of linaclotide. These increases include approximately $4.1 million in compensation, benefits and other employee related expenses associated with increased headcount; approximately $3.5 million in net commercial expenses incurred by Forest in preparation for the commercial launch of linaclotide; external consulting costs of approximately $3.5 million primarily associated with developing the infrastructure to commercialize and support linaclotide; approximately $0.6 million in corporate legal expenses; and approximately $0.5 million in share-based compensation expense primarily related to our new hire grants and our annual stock option grant made in February 2012.

General and administrative expenses increased approximately $21.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily as a result of increases in our workforce expenses and infrastructure as we prepare for our anticipated commercial launch of linaclotide. These increases include approximately $6.9 million in compensation, benefits and other employee related expenses associated with increased headcount; external consulting costs of approximately $6.2 million primarily associated with developing the infrastructure to commercialize and support linaclotide; approximately $5.7 million in net commercial expenses incurred by Forest in preparation for the commercial launch of linaclotide; approximately $0.9 million in general and administrative related facilities and IT infrastructure costs associated with operating our 301 Binney Street facility, including rent and amortization of leasehold improvements; approximately $0.9 million in corporate legal and other professional service fees, and approximately $0.9 million in share-based compensation expense primarily related to our new hire grants and our annual stock option grant made in February 2012.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest expense	$(13)	$(17)	$4	23.5%	$(27)	$(33)	$6	18.2%
Interest and investment income	44	125	(81)	(64.8)%	93	279	(186)	(66.7)%
Other income	—	—	—	—%	—	3	(3)	(100.0)%
Total other income (expense), net	$31	$108	$(77)	(71.3)%	$66	$249	$(183)	(73.5)%

Interest and Investment Income.  The decrease in interest and investment income for both the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily related to lower average cash balances and interest rates during the three and six months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2012, we had approximately $157.7 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts primarily held in money market funds, stated at cost plus accrued interest, which approximates fair market value. Our available-for-sale securities include amounts held in U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be A+ rated so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2012, our cash balances decreased approximately $0.2 million.  This decrease is primarily due to the cash used to operate our business, as we made payments related to, among other things, research and development and general and administrative expenses as we continue to increase headcount and build infrastructure for our anticipated commercial launch of linaclotide and as we invest in our research pipeline. We also invested approximately $7.0 million in capital expenditures and made payments of approximately $0.1 million on our capital leases. These uses were partially offset by the approximately $85.2 million in net proceeds from our public stock offering in February 2012 and approximately $2.3 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan.

Sources of Liquidity

We have incurred losses since our inception on January 5, 1998 and, as of June 30, 2012; we had an accumulated deficit of approximately $508.8 million. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our IPO in February 2010 and approximately $85.2 million of net proceeds from our public offering in February 2012; payments received under our strategic collaborative arrangements, including milestone payments and reimbursement of certain expenses; debt financings; strategic sale of assets or businesses and interest earned on investments. We expect to receive $85.0 million in milestone payments from Forest upon the FDA approval of linaclotide.

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

Financing Strategy

We may require or access additional funding in the form of public or private equity offerings or debt financings or a credit facility, or we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Commitments and Obligations in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our Contractual Obligations and Commercial Commitments table presented for the year ended December 31, 2011 other than the commitments described below.

We, and in some cases, along with our collaboration partner, Forest, have entered into multiple commercial supply agreements with contract manufacturing organizations for the purchase of a portion of the linaclotide API and drug product that will be used to seek regulatory approval of linaclotide in North America and the E.U., and, depending on such approval, that would be used for commercial sales in such countries. Some of the agreements contain minimum purchase commitments. As of June 30, 2012, our minimum purchase requirement across all the agreements is approximately $58.9 million and will be incurred through 2017.

During the six months ended June 30, 2012, we executed a non-cancelable purchase order for drug-product manufacturing equipment in the amount of approximately $2.7 million, of which, we have paid approximately $0.8 million to date and the balance will be paid in increments upon the delivery of the equipment and upon the installation of the equipment, anticipated to occur in the fourth quarter of 2012.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2012 and 2011 had a significant impact on our results of operations.

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

We co-develop and plan to co-commercialize linaclotide in the U.S. with Forest. Forest played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data. In addition, since we will co-commercialize linaclotide in the U.S. with Forest, we are working closely with them to develop and implement a commercialization plan for linaclotide if and when it is approved by the FDA. Each of Almirall, our European partner, and Astellas, our partner in certain Asian countries, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its respective territory. Further, we and our other partners are responsible for reporting adverse event information to us and to Forest. In addition, each of our partners is responsible for completing the manufacturing process of linaclotide upon production of the API, which consists of finishing and packaging linaclotide into capsules. These functions may not be carried out effectively and efficiently if we fail to communicate and coordinate with our partners, and vice versa. Employees of our partners are not our employees, and we have limited ability to control the amount or timing of resources that they devote to linaclotide. If any of our partners fails to devote sufficient time and resources to linaclotide, or if its performance is substandard, it will delay the potential submission or approval of regulatory applications for linaclotide, as well as the manufacturing and commercialization of linaclotide in the particular country. A material breach by any of our partners of our collaboration agreement with such partner, or a significant disagreement between us and a partner, could also delay the regulatory approval and commercialization of linaclotide, potentially lead to costly litigation, and could have a material adverse impact on our financial condition. Moreover, although we have non-compete restrictions in place with each of our partners, they may have relationships with other commercial entities, some of which may compete with us. If any of our partners assists our competitors, it could harm our competitive position.

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

In August 2011, we and Forest announced that we submitted an NDA with the FDA for linaclotide for the treatment of IBS-C and CC, and in October 2011, we and Forest announced that the FDA accepted the NDA for review. In April 2012, we and Forest announced that the FDA has extended its standard ten-month review period by three months, so the PDUFA target action date is now expected to occur in September 2012. However, even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on linaclotide’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Linaclotide or any other product candidate that is approved by the FDA for marketing would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We have out-licensed the European rights to develop and commercialize linaclotide to Almirall, and we have out-licensed the same rights in certain Asian countries to Astellas. In the future, we may seek to commercialize linaclotide in foreign countries outside of Europe and those Asian countries with other parties or by ourselves. In order to market any products outside of the U.S., we or our partners must comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S. Almirall submitted an MAA with the EMA in September 2011. The time required to obtain approval in other jurisdictions, including the E.U., differs from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that linaclotide may not be approved for all indications requested, which could limit the uses of linaclotide and have an adverse effect on its commercial potential or require costly post-marketing studies.

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

In addition, we must optimize our co-commercialization relationship in the U.S. and license relationship in Canada and Mexico with Forest, our license and commercialization relationship in Europe with Almirall, and our license and commercialization relationship in certain Asian countries with Astellas. Likewise, we must either establish sales and marketing collaborations or co-commercialization arrangements or expend significant resources to develop our own sales and marketing presence outside of North America, Europe, and those Asian countries. We currently possess limited resources and may not be successful in establishing additional collaborations or co-commercialization arrangements on acceptable terms, if at all. We also face competition in our search for collaborators, co-commercialization and sales force personnel.

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

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

We also have scientific and clinical advisors who assist us in formulating our product development, clinical strategies and our global supply chain plans, as well as sales and marketing advisors who have assisted us in our commercialization strategy and brand plan for linaclotide. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development and commercialization of products that may compete with ours.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of clinical trial participants and employees. Similarly, our business partners and third party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including our data being breached at our business partners or third-party providers, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

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

The strength of patents in the pharmaceutical industry involves complex legal and scientific questions and can be uncertain. Patent applications in the U.S. and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain that we were the first to conceive inventions covered by our patents and pending patent applications or that we were the first to file patent applications for such inventions. In addition, we cannot be certain that our patent applications will be granted, that any issued patents will adequately protect our intellectual property or that such patents will not be challenged, narrowed, invalidated or circumvented. Synergy Pharmaceuticals, Inc., or Synergy, has recently filed a request for inter partes reexamination with the United States Patent and Trademark Office, or the USPTO, for our U.S. Patent 7,704,947, which covers a group of peptides that includes linaclotide and related molecules.  The USPTO has not yet decided whether to order reexamination of this patent.  If the USPTO does order reexamination of this patent, we cannot be certain that the validity of this patent will be upheld. This patent is one of several issued patents and pending applications related to linaclotide, including a linaclotide composition of matter and methods of use patent (U.S. Patent 7,304,036) as well as additional patents and applications covering processes for making linaclotide, formulations, and dosing regimens. Although none of our other issued patents currently is subject to a patent reexamination or an inter partes request for reexamination, we cannot guarantee that they will not be subject to reexamination by the USPTO in the future.  If any or all of our linaclotide-related patents were invalidated, we would still have five years of marketing exclusivity under the Hatch-Waxman Act once linaclotide was approved.  We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate, however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.

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

Competitors may infringe our patents or may assert our patents are invalid. To counter ongoing or potential infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Litigation with generic manufacturers has become increasingly common in the biopharmaceutical industry. In addition, in an infringement or invalidity proceeding, a court or patent administrative body may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. In January 2012, we were issued a U.S. patent that covers the use of plecanatide, another GCCA being developed by Synergy for the treatment of IBS-C and constipation. In April 2012, we also received a notice of allowance from the European Patent Office for a European patent covering the use of plecanatide for the treatment of these disorders.

Interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our collaborators. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with our collaborators, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the U.S.

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

In recent years, we have focused primarily on developing linaclotide, with the goal of supporting regulatory approval for this product candidate. We have financed our operations primarily through the issuance of equity and our collaboration and license arrangements, and we have incurred losses in each year since our inception in 1998. We incurred net losses of approximately $40.8 million and $18.8 million in the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we had an accumulated deficit of approximately $508.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in connection with our efforts to commercialize linaclotide and our research and development of our other product candidates. As a result, we expect to continue to incur significant and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing product candidates, conducting clinical trials, purchasing commercial quantities of pharmaceutical products and marketing drugs are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new development programs could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

•                  the costs of establishing sales, marketing and distribution capabilities; and

•                  the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements.

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

•                  A majority of the outstanding shares of Class B common stock are required to amend our certificate of incorporation and a super-majority (80%) of the outstanding shares of common stock are required to amend our bylaws, which make it more difficult to change the provisions described above.

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, will continue to be able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of June 30, 2012, the holders of our Class A common stock own approximately 70% and the holders of our Class B common stock own approximately 30% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 19% and holders of our Class B common stock have approximately 81% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal controls over financial reporting are not effective, or we discover areas that need improvement in the future, these shortcomings could have an adverse effect on our business and financial results, and the price of our Class A common stock could be negatively affected.

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

 •               the timing of commercializing our product candidates;

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2012.

Item 6.  Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: August 7, 2012	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2012	By:	/s/ MICHAEL J. HIGGINS
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