Form 10-Q
period 2013-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2013-08-08
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 30, 2013, there were 95,321,057 shares of Class A common stock outstanding and 25,472,529 shares of Class B common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•                  the market potential for LINZESS® (linaclotide) in the U.S. and CONSTELLA® (linaclotide) in the E.U.;

•                  the timing, investment and associated activities involved in commercializing linaclotide by us and Forest Laboratories, Inc. in the U.S. and by our partners in other countries in the world;

•                  the timing and execution of the launches and commercialization of CONSTELLA in the E.U.;

•                  the ability of our partners and third-party manufacturers to manufacture and distribute sufficient amounts of linaclotide on a commercial scale;

•                  our expectations regarding U.S. and foreign regulatory requirements, including our post-approval, nonclinical and clinical post-marketing plan with the Food and Drug Administration, or the FDA, to understand linaclotide’s efficacy and safety in pediatric patients;

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

•                  the therapeutic benefits and effectiveness of linaclotide and our product candidates;

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

•                  the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;

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

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the United States Securities and Exchange Commission, or the SEC, after the date of this Quarterly Report on Form 10-Q.

NOTE REGARDING TRADEMARKS

LINZESS® and CONSTELLA® are trademarks of Ironwood Pharmaceuticals, Inc. Any other trademarks referred to in this Form 10-Q are the property of their respective owners. All rights reserved.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$219,461	$136,700
Available-for-sale securities	81,077	31,528
Accounts receivable	—	457
Related party accounts receivable, net	5,298	1,030
Inventory	20,379	6,699
Prepaid expenses and other current assets	9,565	8,026
Total current assets	335,780	184,440
Restricted cash	8,147	7,647
Property and equipment, net	35,013	37,537
Other assets	5,091	283
Total assets	$384,031	$229,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,569	$14,217
Related party accounts payable, net	7,268	7,509
Accrued research and development costs	4,946	5,664
Accrued expenses	17,124	21,171
Current portion of capital lease obligations	223	261
Current portion of deferred rent	2,762	2,735
Current portion of deferred revenue	5,074	3,381
Total current liabilities	43,966	54,938
Capital lease obligations, net of current portion	198	308
Deferred rent, net of current portion	10,218	11,593
Deferred revenue, net of current portion	13,952	18,024
Notes payable	174,628	—
Other liabilities	1,653	992
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 95,257,389 and 78,253,074 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	96	78
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 25,395,947 and 29,512,253 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	25	30
Additional paid-in capital	803,363	648,955
Accumulated deficit	(664,067)	(505,016)
Accumulated other comprehensive income (loss)	(1)	5
Total stockholders’ equity	139,416	144,052
Total liabilities and stockholders’ equity	$384,031	$229,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Collaborative arrangements revenue	$9,663	$14,604	$12,918	$26,852
Cost and expenses:
Cost of revenue	3,418	—	4,649	—
Research and development	24,093	32,238	56,846	61,748
Selling, general and administrative	30,870	20,099	64,244	36,418
Collaboration expense	11,162	3,101	35,892	5,156
Total cost and expenses	69,543	55,438	161,631	103,322
Loss from operations	(59,880)	(40,834)	(148,713)	(76,470)
Other income (expense):
Interest expense	(5,318)	(13)	(10,439)	(27)
Interest and investment income	49	44	101	93
Other income (expense), net	(5,269)	31	(10,338)	66
Net loss	$(65,149)	$(40,803)	$(159,051)	$(76,404)

Net loss per share - basic and diluted	$(0.57)	$(0.38)	$(1.44)	$(0.73)

Weighted average number of common shares used in net loss per share — basic and diluted:	113,441,391	107,078,150	110,771,851	105,414,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(65,149)	$(40,803)	$(159,051)	$(76,404)

Other comprehensive loss:
Unrealized losses on available-for-sale securities	(13)	(12)	(6)	(15)
Total other comprehensive loss	(13)	(12)	(6)	(15)

Comprehensive loss	$(65,162)	$(40,815)	$(159,057)	$(76,419)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(159,051)	$(76,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,577	5,490
Share-based compensation expense	10,092	7,777
Accretion of discount/premium on investment securities	887	579
Non-cash interest expense	937	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	(3,811)	(1,814)
Restricted cash	(500)	—
Prepaid expenses and other current assets	(3,447)	(3,065)
Inventory	(10,197)	—
Other assets	72	64
Accounts payable and accrued expenses	(10,098)	6,713
Accrued research and development costs	(718)	(103)
Deferred revenue	(2,379)	(24,278)
Deferred rent	(1,348)	(1,128)
Other liabilities	661	—
Net cash used in operating activities	(173,323)	(86,169)
Cash flows from investing activities:
Purchases of available-for-sale securities	(144,584)	(44,655)
Sales and maturities of available-for-sale securities	94,142	50,225
Purchases of property and equipment	(4,890)	(7,037)
Net cash used in investing activities	(55,332)	(1,467)
Cash flows from financing activities:
Proceeds from issuance of common stock	137,766	85,228
Proceeds from issuance of notes payable	175,000	—
Costs associated with issuance of notes payable	(7,717)	—
Proceeds from exercise of stock options and employee stock purchase plan	6,515	2,343
Payments on capital leases	(148)	(134)
Net cash provided by financing activities	311,416	87,437
Net increase (decrease) in cash and cash equivalents	82,761	(199)
Cash and cash equivalents, beginning of period	136,700	87,282
Cash and cash equivalents, end of period	$219,461	$87,083

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

The Company’s lead product, linaclotide, is being marketed in the United States (“U.S.”) under the trademarked name of LINZESS®. In August 2012, the United States Food and Drug Administration (“FDA”) approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”). LINZESS is the first FDA-approved guanylate cyclase type-C (“GC-C”) agonist. The Company and its collaboration partner, Forest Laboratories, Inc. (“Forest”), began commercial sale of LINZESS in December 2012.

In November 2012, the European Commission granted marketing authorization to linaclotide (CONSTELLA®) for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first and only drug approved in the E.U. for IBS-C. The Company’s European partner, Almirall, S.A. (“Almirall”), is responsible for marketing CONSTELLA in Europe (including the Commonwealth of Independent States and Turkey). Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom and Germany.

Astellas Pharma Inc. (“Astellas”), the Company’s partner for Japan, is developing linaclotide for the treatment of patients with IBS-C in its territory. In October 2012, Astellas initiated in Japan a double-blind, placebo controlled, dose-ranging Phase II clinical trial of linaclotide in adult patients with IBS-C.

In October 2012, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) to co-develop and co-commercialize linaclotide for IBS-C in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In January 2013, China’s State Food and Drug Administration approved the Clinical Trial Application (“CTA”) submitted by the Company for a Phase III trial of linaclotide in patients with IBS-C.

The Company continues to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of its partnered territories.

The Company is also exploring development opportunities to strengthen the clinical profile of LINZESS within its indicated population and to expand the product label for additional patient populations and indications, as well as exploring the potential for linaclotide-based combination products. As part of this strategy, the Company and Forest are performing a Phase IIIb clinical trial to further characterize the effect of linaclotide on abdominal symptoms in patients with CIC.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of June 30, 2013, results of its operations for the three and six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period. Certain prior-period amounts were reclassified to conform to the current period’s presentation.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the 2012 Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the three or six months ended June 30, 2013 that had a material effect on the Company’s condensed consolidated financial statements.

2. Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	At June 30,
	2013	2012
Options to purchase common stock	20,470,228	18,693,553
Shares subject to repurchase	45,000	121,146
	20,515,228	18,814,669

The number of shares issuable under the Company’s employee stock purchase plan that were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive was insignificant.

3. Collaboration and License Agreements

Forest Laboratories, Inc.

In September 2007, the Company entered into a collaboration agreement with Forest to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other gastrointestinal conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Forest all development costs as well as future net profits or losses from the development and sale of linaclotide in the U.S. The Company will also receive royalties in the mid-teens based on net sales in Canada and Mexico. Forest is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. In September 2012, Forest sublicensed its commercialization rights in Mexico to Almirall.

Forest made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have a standalone value without research and development activities provided by the Company, the Company recorded the up-front license fee as collaborative arrangements revenue on a straight-line basis through September 30, 2012, the period over which linaclotide was jointly developed under the collaboration. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At June 30, 2013, $205.0 million in license fees and development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met.

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

The Company achieved all six development milestones under this agreement. In September 2008 and July 2009, the Company achieved development milestones which triggered $10.0 million and $20.0 million milestone payments, respectively.  These development milestones were recognized as collaborative arrangements revenue through September 2012.  In October 2011, the Company achieved two development milestones upon the FDA’s acceptance of the linaclotide New Drug Application (“NDA”) for both IBS-C and CIC and received milestone payments totaling $20.0 million from Forest. In August 2012, the Company achieved two additional development milestones upon the FDA’s approval of the linaclotide NDA for both IBS-C and CIC and received milestone payments totaling $85.0 million from Forest in September 2012, accordingly. In accordance with ASU 2010-17, adopted in January 2011, these four development milestones were recognized as collaborative arrangements revenue in their entirety upon achievement. The remaining milestone payment that could be received from Forest upon the achievement of sales targets will be recognized as collaborative arrangements revenue as earned.

The Company recognized no collaborative arrangements revenue from the Forest collaboration agreement during the three and six months ended June 30, 2013 and $5.4 million and $10.9 million during the three and six months ended June 30, 2012, respectively.

As a result of the development cost-sharing provisions of the collaboration, the Company recognized approximately $50,000 and $3.0 million in incremental research and development costs in the three and six months ended June 30, 2013, respectively, and approximately $1.3 million and $0.4 million in incremental research and development costs in the three and six months ended June 30, 2012, respectively, to reflect its obligation under the collaboration to bear half of the development cost incurred by both parties.

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

The Company and Forest began commercial sale of LINZESS in December 2012. The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Collaboration expense	$11,162	$3,101	$35,892	$5,156
Selling and marketing costs incurred by the Company (1)	8,271	1,109	16,810	2,291
The Company’s share of net loss	$19,433	$4,210	$52,702	$7,447

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

The license agreement also included a $15.0 million contingent equity investment, in the form of a forward purchase contract, which required Almirall to purchase shares of the Company’s convertible preferred stock upon achievement of a specific development milestone. At the inception of the arrangement, the Company valued the contingent equity investment and recorded a $6.0 million asset and incremental deferred revenue. The $6.0 million of incremental deferred revenue was recognized as collaborative arrangements revenue through September 2012. In November 2009, the Company achieved the development milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. On November 13, 2009, the Company received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock (Note 10).

The original license agreement also included contingent milestone payments that could total up to $40.0 million upon achievement of specific development and commercial launch milestones. In November 2010, the Company achieved a development milestone, which resulted in a $19.0 million payment, representing a $20.0 million milestone, net of foreign withholding taxes. This development milestone was recognized as collaborative arrangements revenue through September 2012. Remaining milestone payments consisted of $4.0 million due upon the first commercial launch in each of the five major European Union (“E.U.”) countries set forth in the agreement.

In June 2013, the Company and Almirall amended the original license agreement. Pursuant to the terms of the amendment, (i) the commercial launch milestones were reduced to $17.0 million; (ii) new sales-based milestone payments were added to the agreement; and (iii) the escalating royalties based on sales of linaclotide were modified such that they begin in the low-twenties and escalate to the mid-forties through April 2017, and thereafter begin in the mid-twenties and escalate to the mid-forties at lower sales thresholds. In each case, these royalty payments are reduced by the transfer price paid for the active pharmaceutical ingredient (“API”) included in the product actually sold in the Almirall territory. The Company concluded that the amendment was not a material modification of the license agreement. The commercial launch and sales-based milestones are recognized as revenue as earned. The Company records royalties on sales of CONSTELLA on a cash basis as it does not have access to the royalty reports from Almirall or the ability to estimate the royalty revenue in the period earned.

During the second quarter of 2013, the Company achieved two milestones under the amended Almirall license agreement, which resulted in payments of $1.9 million from Almirall to the Company related to the commercial launches in two of the five major E.U. countries, the United Kingdom and Germany. The $1.9 million payment represented the two $1.0 million milestones, net of foreign tax withholdings.

The Company recognized approximately $7.8 million and $10.0 million in total collaborative arrangements revenue from the Almirall license agreement during the three and six months ended June 30, 2013, respectively, including approximately $5.9 million and $8.1 million from the sale of API to Almirall, respectively, and $1.9 million in each period in commercial launch milestones. The Company recognized approximately $8.4 million and $14.3 million in total collaborative arrangements revenue from the Almirall license agreement during the three and six months ended June 30, 2012, respectively, including approximately $2.4 million in each period from the sale of API to Almirall.

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

In 2009, Astellas paid the Company a non-refundable, up-front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight-line basis over the Company’s estimate of the period over which linaclotide will be developed under the license agreement. In March 2013, the Company revised its estimate of the development period from 115 months to 85 months based on the Company’s assessment of regulatory approval timelines for Japan. This resulted in the recognition of an additional approximately $0.5 million of revenue in each of the three and six months ended June 30, 2013.

The agreement also includes additional development milestone payments that could total up to $45.0 million. These milestone payments, none of which the Company considers substantive, consist of $15.0 million upon initiation of a Phase III study for linaclotide in Japan, $15.0 million upon filing of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan, and $15.0 million upon approval of such equivalent by the relevant regulatory authority. In addition, the Company will receive royalties which escalate based on sales volume, beginning in the low-twenties, less the transfer price paid for the API included in the product actually sold.

At June 30, 2013, approximately $19.0 million of the up-front license fee remains deferred.  During the three and six months ended June 30, 2013, the Company recognized approximately $1.5 million and $2.3 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including $0.2 million in each period from the sale of API to Astellas.  During the three and six months ended June 30, 2012, the Company recognized approximately $0.8 million and $1.7 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including $22,000 and $0.1 million, respectively, from the sale of API to Astellas.

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

The parties agreed to an Initial Development Plan (“IDP”) which includes the planned development of linaclotide in China, including the lead responsibility for each activity and the related internal and external costs. The IDP indicates that AstraZeneca is responsible for a multinational Phase III clinical trial, the Company is responsible for nonclinical development and supplying clinical trial material and both parties are responsible for the regulatory submission process. The IDP indicates that the party specifically designated as being responsible for a particular development activity under the IDP shall implement and conduct such activities. The activities are governed by a Joint Development Committee (“JDC”), with equal representation from each party. The JDC is responsible for approving, by unanimous consent, the joint development plan and development budget, as well as approving protocols for clinical studies, reviewing and commenting on regulatory submissions, and providing an exchange of data information.

The AstraZeneca Collaboration Agreement will continue until there is no longer a development plan or commercialization plan in place, however, it can be terminated by AstraZeneca at any time upon 180 days’ prior written notice. Under certain circumstances, either party may terminate the AstraZeneca Collaboration Agreement in the event of bankruptcy or an uncured material breach of the other party. Upon certain change in control scenarios of AstraZeneca, the Company may elect to terminate the AstraZeneca Collaboration Agreement and may re-acquire its product rights in a lump sum payment equal to the fair market value of such product rights.

In connection with the AstraZeneca Collaboration Agreement, the Company and AstraZeneca also executed a co-promotion agreement (the “Co-Promotion Agreement”), pursuant to which the Company will utilize its existing sales force to co-promote NEXIUM® (esomeprazole magnesium), one of AstraZeneca’s products, in the U.S. The Co-Promotion Agreement expires upon the earlier of May 27, 2014 or the date on which a generic version of AstraZeneca’s product is first sold in the U.S. The Company may terminate the Co-Promotion Agreement on or after December 31, 2013 upon written notice to AstraZeneca.

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

The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of June 30, 2013, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

The total amount of the non-contingent consideration allocable to the AstraZeneca Agreements of $26.9 million (“Arrangement Consideration”) includes the $25.0 million non-refundable upfront payment and 55% of the costs for clinical trial material supply services and research, development and regulatory activities allocated to the Company in the IDP, or $1.9 million. The Company allocated the Arrangement Consideration of $26.9 million to the non-contingent deliverables based on management’s best estimate of selling price (“BESP”) of each deliverable using the relative selling price method as the Company did not have vendor-specific objective evidence or third-party evidence of selling price for such deliverables. The Company estimated the BESP for the License Deliverable using a multi-period excess-earnings method under the income approach which utilized cash flow projections, the key assumptions of which included the following market conditions and entity-specific factors: (a) the specific rights provided under the license to develop and commercialize linaclotide; (b) the potential indications for linaclotide pursuant to the license; (c) the likelihood linaclotide will be developed for more than one indication; (c) the stage of development of linaclotide for IBS-C and CIC and the projected timeline for regulatory approval; (d) the development risk by indication; (f) the market size by indication; (g) the expected product life of linaclotide assuming commercialization; (h) the competitive environment, and (i) the estimated development and commercialization costs of linaclotide in the License Territory. The Company utilized a discount rate of 11.5% in its analysis, representing the weighted average cost of capital derived from returns on equity for comparable companies.  The Company determined its BESP for the remaining deliverables based on the nature of the services to be performed and estimates of the associated effort and cost of the services adjusted for a reasonable profit margin such that they represented estimated market rates for similar services sold on a standalone basis.

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

Because the Company shares development costs with AstraZeneca, payments from AstraZeneca with respect to both research and development and selling, general and administrative costs incurred by the Company prior to the commercialization of linaclotide in the License Territory are recorded as a reduction to expense, in accordance with the Company’s policy, which is consistent with the nature of the cost reimbursement. Development costs incurred by the Company that pertain to the IDP are recorded as research and development expense as incurred.

The Company will perform the R&D Services, JDC services and supply clinical trial materials during the estimated development period of approximately 44 months. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. Payments to AstraZeneca are recorded as incremental research and development expense. As a result of the cost-sharing arrangements under the collaboration, the Company recognized approximately $0.5 million and $0.6 million in incremental research and development costs during the three and six months ended June 30, 2013, respectively.

The amount allocated to the Co-Promotion Deliverable is being recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product, through December 31, 2013 (the earliest cancellation date). During the three and six months ended June 30, 2013, the Company recognized approximately $0.4 million and $0.6 million, respectively, in revenue related to this deliverable.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Other Collaboration and License Agreements

The Company also has other collaboration and license agreements that are not individually significant to its business.  In connection with entering into these agreements, the Company made aggregate up-front payments of approximately $5.8 million, which were expensed as research and development expense.  Pursuant to the terms of certain of those agreements, the Company may be required to pay $99.5 million for development milestones, of which $1.0 million had been paid, and $265.5 million for regulatory milestones, none of which had been paid, in each case as of June 30, 2013.  In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. During the three and six months ended June 30, 2013, the Company incurred $0.8 million and $1.8 million, respectively, in research and development expense associated with the Company’s other collaboration and license agreements.  During the three and six months ended June 30, 2012, the Company incurred $1.1 million and $6.1 million, respectively, in research and development expense associated with the Company’s other collaboration and license agreements.

4. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$200,184	$200,184	$—	$—
Available-for-sale securities:
U.S. Treasury securities	8,506	8,506	—	—
U.S. government-sponsored securities	72,571	—	72,571	—
Total	$281,261	$208,690	$72,571	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$111,368	$111,368	$—	$—
U.S. government-sponsored securities	2,500	—	2,500	—
Available-for-sale securities:
U.S. Treasury securities	15,052	15,052	—	—
U.S. government-sponsored securities	16,476	—	16,476	—
Total	$145,396	$126,420	$18,976	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2013 or 2012.

Cash equivalents, accounts receivable, including related party accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and the current portion of capital lease obligations at June 30, 2013 and December 31, 2012 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at June 30, 2013 and December 31, 2012 approximates fair value as it bears interest at a rate approximating a market interest rate.

5. Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at June 30, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013:
U.S. government-sponsored securities	$72,572	$5	$(6)	$72,571
U.S. Treasury securities	8,506	—	—	8,506
Total	$81,078	$5	$(6)	$81,077

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
U.S. government-sponsored securities	$16,472	$5	$(1)	$16,476
U.S. Treasury securities	15,051	1	—	15,052
Total	$31,523	$6	$(1)	$31,528

The contractual maturities of all securities held at June 30, 2013 are one year or less.  There were 13 and three investments in an unrealized loss position at June 30, 2013 and December 31, 2012, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at June 30, 2013 and December 31, 2012 was approximately $30.9 million and $3.0 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at June 30, 2013.

There were no sales of available-for-sale securities during the six months ended June 30, 2013 or 2012. Gross realized gains and losses on the sales of available-for-sale securities that have been included in other income (expense), net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income as well as gains and losses reclassified out of accumulated other comprehensive income into other income (expense) have not been material to the Company’s consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income (expense) is based on the specific identification method for purposes of recording realized gains and losses.

6. Inventory

Inventory consisted of the following at (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$20,379	$6,699

In the third quarter of 2012, the Company began capitalizing inventory costs for linaclotide manufactured in preparation for its launch in the U.S. and Europe based on its evaluation of, among other factors, the status of the LINZESS NDAs in the U.S., Committee for Medicinal Products for Human Use positive recommendation to grant marketing approval for CONSTELLA in Europe, and the ability of its third-party suppliers to successfully manufacture commercial quantities of linaclotide API, which provided the Company with reasonable assurance that the net realizable value of the inventory would be recoverable. Inventory at June 30, 2013 represents API that is available for commercial sale.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Salaries and benefits	$11,770	$14,594
Professional fees	1,326	1,031
Accrued interest	855	—
Other	3,173	5,546
	$17,124	$21,171

8. Notes Payable

On January 4, 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “Payment Date”) beginning June 15, 2013. Principal of the notes will be payable on Payment Dates from and after March 15, 2014.  All outstanding principal will be paid on the June 15, 2024.

From March 15, 2014, the Company will make quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the notes (the “Required Interest Amount”). Principal on the notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the notes are based on the Synthetic Royalty Amount, which will vary from quarter to quarter, the notes may be repaid prior to the June 15, 2024. The Company estimates that no principal payments will be made within twelve months following June 30, 2013 and, as such, the outstanding principal balance was classified as a long term liability as of June 30, 2013.

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

The notes contain certain covenants related to the Company’s obligations with respect to the commercialization of LINZESS and the related collaboration agreement with Forest, as well as certain customary covenants, including covenants that limit or restrict the Company’s ability to incur certain liens, merge or consolidate or make dispositions of assets.  The notes also specify a number of events of default (some of which are subject to applicable cure periods), including, among other things, covenant defaults, other non-payment defaults, and bankruptcy and insolvency defaults.  Upon the occurrence of an event of default, subject to cure periods in certain circumstances, all amounts outstanding may become immediately due and payable.

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

The fair value of the notes was estimated to be $183.8 million as of June 30, 2013, and was determined using Level 3 inputs, including a quoted rate.

9. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$2,701	$2,077	$4,925	$4,028
Selling, general and administrative	2,116	1,979	5,167	3,749
	$4,817	$4,056	$10,092	$7,777

A summary of stock option activity for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2012	19,539,429	$7.75
Granted	2,720,370	13.20
Exercised	(1,452,150)	3.16
Cancelled	(337,421)	12.56
Outstanding at June 30, 2013	20,470,228	$8.72

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected volatility	46.9%	49.6%	46.3%	50.2%
Expected term (in years)	6.5	6.5	6.5	6.5
Risk-free interest rate	1.4%	1.3%	1.4%	1.3%
Expected dividend yield	—%	—%	—%	—%

10. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid approximately $18,000 and $55,000 in legal fees to this investor during the three and six months ended June 30, 2013, respectively, and approximately $6,000 and $159,000 during the three and six months ended June 30, 2012, respectively. At June 30, 2013 and December 31, 2012, the Company had approximately $38,000 and $23,000 of accounts payable due to this related party, respectively.

In September 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company’s convertible preferred stock and in November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 3). These shares of preferred stock converted to the Company’s Class B common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from Forest and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. At June 30, 2013, the Company had approximately $5.3 million in related party accounts receivable associated with Almirall and $7.2 million in related party accounts payable, net of related party accounts receivable, associated with Forest. At December 31, 2012, the Company had approximately $1.0 million in related party accounts receivable associated with Almirall and approximately $7.5 million in related party accounts payable, net of related party accounts receivable, associated with Forest.

11. Public Offerings

During the second quarter of 2013, the Company sold 11,204,948 shares of its Class A common stock through a firm commitment, underwritten public offering at a price to the public of $13.00 per share.  As a result of this offering, the Company received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $137.8 million.

In February 2012, the Company sold 6,037,500 shares of its Class A common stock through a firm commitment, underwritten public offering at a price to the public of $15.09 per share. As a result of this offering, the Company received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $85.2 million.

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

Overview

We are an entrepreneurial pharmaceutical company focused on the discovery, development and commercialization of medicines that improve patients’ lives. We have one marketed product, linaclotide, which is available in the United States, or U.S., under the trademarked name LINZESS® and in the European Union, or E.U., under the trademarked name CONSTELLA®. Linaclotide is also being developed in other parts of the world by certain of our partners.

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

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first and only drug approved in the E.U. for IBS-C. Our European partner, Almirall, S.A., or Almirall, is responsible for marketing CONSTELLA in Europe (including the Commonwealth of Independent States and Turkey). Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom and Germany, and is expected to be launched in several other European countries in the second half of 2013.

Astellas Pharma Inc., or Astellas, our partner in Japan, is developing linaclotide for the treatment of patients with IBS-C. In October 2012, Astellas initiated a double-blind, placebo controlled, dose-ranging Phase II clinical trial of linaclotide in adult patients with IBS-C.

In October 2012, we entered into a collaboration agreement with AstraZeneca AB, or AstraZeneca, to co-develop and co-commercialize linaclotide for IBS-C in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In January 2013, China’s State Food and Drug Administration approved the Clinical Trial Application, or CTA, submitted by us for a Phase III trial of linaclotide in patients with IBS-C.

We continue to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of our partnered territories.

We are also exploring development opportunities to strengthen the clinical profile of LINZESS within its indicated population and to expand the product label for additional patient populations and indications, as well as exploring the potential for linaclotide-based combination products. As part of this strategy, we and Forest are performing a Phase IIIb clinical trial to further characterize the effect of linaclotide on abdominal symptoms in patients with CIC.

In addition to exploring further linaclotide development opportunities, our research and development team has generated a pipeline of early development candidates and discovery research in multiple therapeutic areas, including gastrointestinal disease, central nervous system, or CNS, disorders, allergic conditions and cardiovascular disease.

To date, we have dedicated substantially all of our activities to the research, development and commercialization of linaclotide, our lead product and product candidate, as well as research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of June 30, 2013, we had an accumulated deficit of approximately $664.1 million and we expect to incur losses for the foreseeable future.

In February 2012, we sold 6,037,500 shares of our Class A common stock through a firm commitment, underwritten public offering at a price to the public of $15.09 per share. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $85.2 million.

On January 4, 2013, we closed a private placement of $175.0 million in aggregate principal amount of 11% notes due on or before June 15, 2024. The notes bear an annual interest rate of 11%, with interest paid quarterly beginning June 15, 2013, and principal expected to be paid quarterly beginning June 15, 2014. As a result of the debt offering, we received aggregate net proceeds, after offering expenses, of approximately $167.3 million. During the second quarter of 2013, we sold 11,204,948 shares of our Class A common stock through a firm commitment, underwritten public offering at a price to the public of $13.00 per share.  As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $137.8 million.  We intend to use the net proceeds from these offerings to support the continued commercialization of LINZESS in the U.S. and to fund our research and development efforts, in addition to general business operations.

Financial Overview

Revenue.  Revenue to date has been generated primarily through our collaboration agreements with Forest and AstraZeneca, and our license agreements with Almirall and Astellas. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of active pharmaceutical ingredient, or API, finished drug product, and development materials for the collaborative partners. Payments to us may include one or more of the following: nonrefundable license fees; payments for research and development activities, payments for the manufacture of API, finished drug product and development materials, payments based upon the achievement of certain milestones and royalties on product sales. Additionally, we will receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China. LINZESS launched in the U.S. in the fourth quarter of 2012 and CONSTELLA is commercially available in certain European countries as of the second quarter of 2013.

We record our share of the net profits and losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments as collaborative arrangements revenue or collaboration expense, as applicable. Net profits or losses consist of net sales to third-party customers in the U.S. less the cost to manufacture LINZESS as well as selling, general and administrative expenses. Although we expect net sales to increase during the launch phase, the settlement payments between Forest and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling and marketing expenses incurred by each party. In addition, our collaborative arrangements revenue may fluctuate as a result of timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of CONSTELLA in the European market. One instance of this potential fluctuation relates to the challenging environment in the European pharmaceutical sector.  As challenges in obtaining adequate pricing and reimbursement for pharmaceutical products in Europe have grown recently, it became clear to us and our partner, Almirall, that revising certain aspects of our current partnership would benefit the potential for linaclotide.  Accordingly, in June 2013, we amended the Almirall license agreement to make the amount and timing of certain of the commercial launch milestones contingent on the reimbursement amount in such countries in exchange for additional new sales-based incentives and a more favorable royalty structure at certain sales thresholds.

Cost of Revenue. Cost of revenue is recognized upon shipment of linaclotide API to certain of our licensing partners. Our cost of revenue consists of the internal and external costs of producing such API. We expensed most of the manufacturing costs of API as research and development expenses in the periods prior to July 1, 2012, at which date we began capitalizing linaclotide-related inventory costs as their realizability became probable, based on our evaluation of, among other factors, the status of the linaclotide New Drug Applications, or NDA, in the U.S., Committee for Medicinal Products for Human Use, or CHMP, positive recommendation to grant marketing approval for CONSTELLA in Europe, and the ability of our third-party suppliers to successfully manufacture commercial quantities of linaclotide API.  As of December 31, 2012, the previously expensed API inventory that was commercially saleable was fully utilized. We expect our cost of revenue to increase in future periods.

Research and Development Expense.  Research and development expense consists of expenses incurred in connection with the discovery, development, manufacture and distribution of our product candidates. These expenses consist primarily of compensation, benefits and other employee-related expenses, research and development related facility costs, third-party contract costs relating to nonclinical study and clinical trial activities, development of manufacturing processes, regulatory registration of third-party manufacturing facilities and costs associated with linaclotide API prior to meeting our inventory capitalization policy, as well as licensing fees for our product candidates. We charge all research and development expenses to operations as incurred. Under our Forest and AstraZeneca collaboration agreements, we are reimbursed for certain research and development expenses, and we net these reimbursements against our research and development expenses as incurred. Payments to Forest or AstraZeneca are recorded as incremental research and development expense.

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

We are also exploring development opportunities to strengthen the clinical profile of LINZESS within its indicated population and to expand the product label for additional patient populations and indications, and we are exploring the potential for linaclotide-based combination products. As part of this strategy, we and Forest are performing a Phase IIIb clinical trial to further characterize the effect of linaclotide on abdominal symptoms in patients with CIC.

In addition to exploring further linaclotide development opportunities, we also have a pipeline focused on both research and development of early development candidates and discovery research in multiple therapeutic areas, including gastrointestinal disease, CNS disorders, allergic conditions and cardiovascular disease.

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2013 and 2012. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA, costs associated with linaclotide API that was expensed prior to meeting our inventory capitalization policy and licensing fees for our product candidates. Costs related to facilities, depreciation, share-based compensation and research and development support services, laboratory supplies and certain other costs are not directly charged to programs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Linaclotide	$5,753	$10,907	$16,807	$17,302
Early development candidates:
Gastrointestinal disorders (two compounds)	1,295	2,892	3,163	4,272
Central nervous system disorders (three compounds)	2,235	1,469	5,676	5,334
Allergic disorders	94	1,591	279	2,439
Total early development candidates	3,624	5,952	9,118	12,045
Discovery research	3,645	1,849	6,795	5,419
Costs not directly allocated to programs:
Facilities, depreciation, IT infrastructure and other support	8,072	10,747	18,424	21,120
Share-based compensation and benefits	2,999	2,783	5,702	5,862
Total costs not directly allocated to programs	11,071	13,530	24,126	26,982
	$24,093	$32,238	$56,846	$61,748

Since 2004, the date we began tracking costs by program, we have incurred approximately $190.6 million of research and development expenses related to linaclotide. The expenses for linaclotide include both reimbursements to us by Forest and AstraZeneca as well as our portion of research and development costs incurred by Forest or AstraZeneca for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreements.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. In August 2012, the FDA approved our NDA for LINZESS as a once-daily treatment for adult men and women suffering from IBS-C and CIC. In connection with the FDA approval, we are required to conduct certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Forest established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. In October 2012, we entered into a collaboration agreement with AstraZeneca under which we will jointly develop and commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We also are exploring the expansion of linaclotide in other parts of the world outside of our currently partnered territories, as well as the potential for linaclotide in other populations and indications and the potential for linaclotide-based combination products. Therefore, we cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide in pediatrics, for other geographic markets or additional indications.  We also continue to advance our pipeline focused on early development candidates and discovery research in multiple therapeutic areas, including gastrointestinal disease, CNS disorders, allergic conditions and cardiovascular disease.  Given the inherent uncertainties that come with the development of pharmaceutical products, we cannot estimate with any degree of certainty how these programs will evolve, and therefore the amount of time or money that would be required to obtain regulatory approval to market them. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, linaclotide will be developed in pediatrics or for other indications or markets, or when, if ever, any of our other product candidates will generate revenues and cash flows.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential. As a result of the regulatory approvals in 2012, LINZESS and CONSTELLA began generating sales in the fourth quarter of 2012 and in the second quarter of 2013, respectively, upon commercial launch in the U.S. and certain European countries.

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

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, business development, commercial, sales, marketing and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, general- and administrative-related facility costs and professional fees for accounting and legal services. As we continue to invest in the commercialization of LINZESS, we expect our selling, general and administrative expenses will be substantial for the foreseeable future. We charge all selling, general and administrative expenses to operations as incurred.

Under our Forest and AstraZeneca collaboration agreements, we are reimbursed for certain selling, general and administrative expenses and we net these reimbursements against our selling, general and administrative expenses as incurred. Beginning in the fourth quarter of 2012, we include Forest’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from Forest as collaboration expense or collaborative arrangements revenue, respectively. The selling, general and administrative cost-sharing payment to Forest for the three and six months ended June 30, 2012 was reclassified to conform to the current period’s presentation.

Collaboration Expense. Collaboration expense represents 50% of LINZESS net sales in the U.S. as well as cost of revenue and selling, general and administrative cost-sharing settlement between us and Forest. Prior to the fourth quarter of 2012, selling, general and administrative cost-sharing payments were presented within selling, general and administrative expenses. The cost-sharing payment to Forest for the three and six months ended June 30, 2012 was reclassified to conform to the current period’s presentation. We expect our collaboration expense to vary in the short term due to the effects of the net profit or loss sharing arrangement under the collaboration with Forest.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These estimates and assumptions, including those related to revenue recognition, inventory valuation and related reserves, research and development expenses and share-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. During the six months ended June 30, 2013, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission, or SEC, on February 21, 2013.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Collaborative arrangements revenue:	$9,663	$14,604	$12,918	$26,852
Cost and expenses:
Cost of revenue	3,418	—	4,649	—
Research and development	24,093	32,238	56,846	61,748
Selling, general and administrative	30,870	20,099	64,244	36,418
Collaboration expense	11,162	3,101	35,892	5,156
Total cost and expenses	69,543	55,438	161,631	103,322
Other income (expense):
Interest expense	(5,318)	(13)	(10,439)	(27)
Interest and investment income	49	44	101	93
Other income (expense), net	(5,269)	31	(10,338)	66

Net loss	$(65,149)	$(40,803)	$(159,051)	$(76,404)

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Collaborative arrangements revenue	$9,663	$14,604	$(4,941)	(34)%	$12,918	$26,852	$(13,934)	(52)%

Collaborative Arrangements Revenue.  The decrease in revenue from collaborative arrangements of approximately $4.9  million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily related to a $11.3 million decrease in the amortization of deferred revenue associated with the development phase of the arrangements with Forest and Almirall as the performance periods ended in the third quarter of 2012, partially offset by a $3.6 million increase in revenue from the shipment of linaclotide API material, a $1.9 million increase in revenue related to the achievement of commercial launch milestones in our arrangement with Almirall, a $0.5 million increase in revenue related to the amortization of deferred revenue associated with the collaboration with Astellas, and a $0.4 million increase in revenue recognized under the collaboration with AstraZeneca.

The decrease in revenue from collaborative arrangements of approximately $13.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily related to a $22.6 million decrease in the amortization of deferred revenue associated with the development phase of the arrangements with Forest and Almirall as the performance periods ended in the third quarter of 2012, partially offset by a $5.7 million increase in revenue from the shipment of linaclotide API material, a $1.9 million increase in revenue related to the achievement of commercial launch milestones in our arrangement with Almirall, a $0.5 million increase in revenue related to the amortization of deferred revenue associated with the collaboration with Astellas, and a $0.6 million increase in revenue recognized under the collaboration with AstraZeneca.

Cost and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenue	$3,418	$—	$3,418	100%	$4,649	$—	$4,649	100%
Research and development	24,093	32,238	(8,145)	(25)%	56,846	61,748	(4,902)	(8)%
Selling, general and administrative	30,870	20,099	10,771	54%	64,244	36,418	27,826	76%
Collaboration expense	11,162	3,101	8,061	260%	35,892	5,156	30,736	596%
Total cost and expenses	$69,543	$55,438	$14,105	25%	$161,631	$103,322	$58,309	56%

Cost of Revenue.  The increase in cost of revenue of approximately $3.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as well as of approximately $4.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was related to the cost of linaclotide API sold to our licensing partners. We expensed most of the manufacturing costs of linaclotide API as research and development expenses in the periods prior to July 1, 2012. In the third quarter of 2012, we began capitalizing inventory costs for linaclotide API manufactured in preparation for its planned launch in the U.S. and Europe. As of December 31, 2012, the previously expensed API inventory that was commercially saleable was fully utilized.

Research and Development Expense.  The decrease in research and development expense of approximately $8.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily related to a decrease of $4.8 million in costs related to the collaboration with Forest; a decrease of $0.6 million in external costs related to the development of linaclotide; a decrease of $2.0 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy; a decrease of $1.9 million in research costs related to our early stage pipeline candidates; and a decrease of $0.8 million in operating costs, including facility costs such as rent and amortization of leasehold improvements allocated to research and development; partially offset by an increase of $0.8 million in compensation, benefits, and employee-related expenses associated mainly with increased headcount and increased health care costs; an increase of $0.7 million in share-based compensation expense primarily related to increased headcount and our annual stock option grant made in February 2013; and an increase of $0.5 million in costs related to the collaboration with AstraZeneca.

The decrease in research and development expense of approximately $4.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily related to a decrease of $1.0 million in costs related to the collaboration with Forest; a decrease of $1.1 million in external costs related to the development of linaclotide; a decrease of $1.4 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy; a decrease of $4.2 million in research costs related to our early stage pipeline candidates; and a decrease of $1.4 million in operating costs, including facility costs such as rent and amortization of leasehold improvements allocated to research and development; partially offset by a $1.7 million increase in compensation, benefits, and employee-related expenses associated mainly with increased headcount and increased health care costs; an increase of $1.0 million in information technology and other operating costs allocated to research and development; an increase of $0.9 million in share-based compensation expense primarily related to increased headcount and our annual stock option grant made in February 2013; and an increase of $0.6 million in costs related to the collaboration with AstraZeneca.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $10.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily as a result of increases in our workforce expenses and infrastructure due to the launch and commercialization of LINZESS in the U.S. These increases include approximately $9.6 million in compensation, benefits and other employee-related expenses associated with increased headcount, mainly due to a recently hired field sales force; approximately $3.1 million in costs associated with selling expenses and marketing programs; approximately $0.1 million in share-based compensation expense primarily related to increased headcount and our annual stock option grant made in February 2013; and approximately $0.9 million in selling, general and administrative related facilities and information technology infrastructure costs associated with operating our 301 Binney Street facility, including rent and amortization of leasehold improvements; partially offset by a decrease of approximately $2.9 million in external consulting and other service costs primarily associated with developing and maintaining the infrastructure to support linaclotide.

Selling, general and administrative expenses increased approximately $27.8 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of increases in our workforce expenses and infrastructure due to the launch and commercialization of LINZESS in the U.S. These increases include approximately $20.2 million in compensation, benefits and other employee-related expenses associated with increased headcount, mainly due to a recently hired field sales force; approximately $6.4 million in costs associated with selling expenses and marketing programs; approximately $1.4 million in share-based compensation expense primarily related to increased headcount and our annual stock option grant made in February 2013; and approximately $2.1 million in selling, general and administrative related facilities and information technology infrastructure costs associated with operating our 301 Binney Street facility, including rent and amortization of leasehold improvements; partially offset by a decrease of approximately $2.3 million in external consulting and other service costs primarily associated with developing and maintaining the infrastructure to support linaclotide.

Collaboration Expense.  Collaboration expense increased approximately $8.1 million and $30.7 million for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively, primarily as a result of higher selling and marketing expenses incurred by us and Forest and higher costs of goods sold reported by Forest under our collaboration agreement, partially offset by our share of higher LINZESS net sales in the U.S.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest expense	$(5,318)	$(13)	$(5,305)	40,808%	$(10,439)	$(27)	$(10,412)	38,563%
Interest and investment income	49	44	5	11%	101	93	8	9%
Total other income (expense), net	$(5,269)	$31	$(5,300)	(17,097)%	$(10,338)	$66	$(10,404)	(15,764)%

Interest Expense. Interest expense increased approximately $5.3 million and $10.4 million for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively, primarily due to interest on the $175 million notes issued on January 4, 2013.

Interest and Investment Income.  The increase in interest and investment income for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively, was primarily related to higher average cash and investment balances during the three and six months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2013, we had approximately $300.5 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds, stated at cost plus accrued interest, which approximates fair market value. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2013, our balances of cash and available-for-sale securities increased approximately $132.3 million.  This increase is primarily due to $167.3 million in net proceeds from the debt financing in January 2013, $137.8 million in net proceeds from our public stock offering in the second quarter of 2013 and approximately $6.5 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan. These sources of cash were partially offset by the cash used to operate our business, as we made payments related to, among other things, research and development and selling, general and administrative expenses as we continue to invest in our research pipeline and support the continued commercialization of LINZESS in the U.S. We also invested approximately $10.2 million in net additions of API inventory and $4.9 million in capital expenditures.

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of June 30, 2013, had an accumulated deficit of approximately $664.1 million. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010 and approximately $223.0 million of net proceeds from our follow-on public offerings in February 2012 and the second quarter of 2013; payments received under our strategic collaborative arrangements, including upfront and milestone payments as well as reimbursement of certain expenses; debt financings, including approximately $167.3 million of net proceeds from the private placement of our notes in January 2013; and strategic sale of assets or businesses and interest earned on investments.

Funding Requirements

In August 2012, we received regulatory approval for LINZESS in the U.S. and, in December 2012, commenced our commercial launch with our collaboration partner, Forest. While we began commercializing LINZESS in the fourth quarter of 2012, we have not achieved profitability. In November 2012, our European partner, Almirall, also received approval for CONSTELLA for the treatment of IBS-C in adults, which is currently being commercialized in certain European countries by Almirall. Our partnership with Forest requires total net sales of LINZESS to be reduced by commercial costs incurred by each party, and such resulting net profit or net loss attributable to LINZESS is shared equally between us and Forest. Additionally, we receive royalties which escalate based on sales volume for CONSTELLA, beginning in the low-twenties through April 2017 and thereafter beginning in the mid-twenties, less the transfer price paid for the API included in the product actually sold. We cannot anticipate when, if ever, proceeds generated from sales of LINZESS and CONSTELLA will enable the Company to become cash flow positive. We anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S. and China as well as in other markets, and continue to invest in our pipeline. In addition, we are generally required to make cash expenditures to manufacture linaclotide API in advance of selling it to our collaboration partners and collecting payments for such inventory sales, which may result in significant periodic uses of cash. We believe that our cash on hand as of June 30, 2013 will be sufficient to meet our projected operating needs at least through the next twelve months.

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

•                  the expenses we incur in marketing and selling LINZESS and any other products;

•                  the revenue generated by sales of LINZESS, CONSTELLA and any other products;

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the 2012 Annual Report on Form 10-K. We did not adopt any new accounting pronouncements during the six months ended June 30, 2013 that had a material effect on our condensed consolidated financial statements.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2013 and 2012 had a significant impact on our results of operations.

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

•                  the size of the treatable patient population;

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

The most common adverse reactions in the placebo-controlled trials that supported the approval of linaclotide in the U.S. and Europe were diarrhea, abdominal pain, flatulence and abdominal distension, with diarrhea being the most common. Severe diarrhea was reported in 2% of the linaclotide-treated patients, and the incidence of diarrhea was similar between the IBS-C and CIC populations in these trials. If we or others identify previously unknown side effects, if known side effects are more frequent or severe than in the past, or if we or others detect unexpected safety signals for linaclotide or any products perceived to be similar to linaclotide, then in any of these circumstances:

•                  sales of linaclotide may be impaired;

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

Any of the above occurrences would harm or prevent sales of linaclotide, increase our expenses and impair our ability to successfully commercialize linaclotide.

Furthermore, now that LINZESS and CONSTELLA are commercially available, they are used in wider populations and in less rigorously controlled environments than in clinical studies. As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of linaclotide is associated with serious adverse effects, undermining our commercialization efforts.

In addition, the FDA-approved label for LINZESS contains a boxed warning about its use in pediatric patients—LINZESS is contraindicated in patients up to 6 years of age and physicians are cautioned to avoid use in patients 6 through 17 years of age. This warning resulted from nonclinical data from studies in young juvenile mice approximately equivalent to human pediatric patients less than 2 years of age. We and Forest have established a nonclinical and clinical post-marketing plan with the FDA. The first step in the plan is to complete additional nonclinical studies to further understand the results of the earlier neonatal mouse study and to understand the tolerability of LINZESS in older juvenile mice. Until these studies are completed, we cannot initiate pediatric studies, and we may be precluded from ever being able to expand the indication to pediatrics depending on the results from these studies and the view of the FDA on whether the results support studying the safety and efficacy of LINZESS in pediatrics.

We rely entirely on contract manufacturers and our collaboration partners to manufacture and distribute linaclotide. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties, or are otherwise unable to manufacture and distribute sufficient quantities to meet demand, our commercialization efforts may be materially harmed.

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture linaclotide API and final linaclotide drug product, and to distribute that drug product to third party purchasers. We have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered and unpartnered territories. Each of Forest, Almirall and Astellas is responsible for drug product and finished goods manufacturing (including bottling and packaging) for its respective territory, and distributing the finished goods to wholesalers.  Among our drug product manufacturers, only Forest and Almirall have manufactured linaclotide on a commercial scale. We have an agreement with an independent third party to serve as a second source of drug product manufacturing of linaclotide for our partnered territories. We are working with our partners to ensure we will have sufficient redundancy in this component of the linaclotide supply chain, which includes obtaining the necessary regulatory approval for such drug product manufacturer to be included in the marketing authorization in the relevant country. Under our collaboration with AstraZeneca, we are accountable for drug product and finished goods manufacturing for China.

Each of our linaclotide API and drug product manufacturers must comply with current good manufacturing practices, or GMP, and other stringent regulatory requirements enforced by the FDA and foreign regulatory authorities in other jurisdictions. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our quality assurance release of linaclotide API. Manufacturers of linaclotide may be unable to comply with these GMP requirements and with other regulatory requirements. We have little control over our manufacturers’ or collaboration partners’ compliance with these regulations and standards.

Our manufacturers may experience problems with their respective manufacturing and distribution operations and processes, including for example, quality issues, including product specification and stability failures, quality procedural deviations, improper equipment installation or operation, utility failures, contamination and natural disasters. In addition, our API manufacturers acquire the raw materials necessary to make linaclotide API from a limited number of sources. Any delay or disruption in the availability of these raw materials or a change in raw material suppliers could result in production disruptions, delays or higher costs with consequent adverse effects on us.

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

If our API or drug product manufacturers fail to adhere to applicable GMP or other regulatory requirements, experience delays or disruptions in the availability of raw materials or experience manufacturing or distribution problems, we will suffer significant consequences, including product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these results, or if our manufacturers’ maximum capacities are insufficient to meet demand, we may not be able to successfully commercialize linaclotide.

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

Our ability to commercialize LINZESS in the U.S. successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers. Third-party payers are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for LINZESS, or we may not be able to sell LINZESS at a profitable price.

We expect that private insurers will consider the efficacy, cost effectiveness and safety of LINZESS in determining whether to approve reimbursement for LINZESS and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of LINZESS from private insurers on a timely or satisfactory basis. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare program or other reimbursing bodies or payers limit the indications for which LINZESS may be reimbursed.

We expect to experience pricing pressures in connection with the sale of linaclotide and our future products due to the healthcare reforms discussed below, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of health maintenance organizations, the ongoing debates on reducing government spending and additional legislative proposals.

In some foreign countries, particularly Canada and the countries of Europe, the pricing and payment of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including linaclotide, to other available therapies. In addition, in countries in which linaclotide is the only approved therapy for a particular indication, such as CONSTELLA as the only product approved for the symptomatic treatment of moderate to severe IBS-C in adults in Europe, there may be disagreement as to what the most comparable product is, or if there even is one. Further, several European countries have implemented government measures to either freeze or reduce pricing of pharmaceutical products. Many third-party payers and governmental authorities also consider the price for which the same product is being sold in other countries to determine their own pricing and reimbursement strategy, so if linaclotide is priced low or gets limited reimbursement in a particular country, this could result in similarly low pricing and reimbursement in other countries. If reimbursement for our products is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

If the pricing and reimbursement of CONSTELLA in the E.U. is low, our royalty revenues from Almirall based on sales of CONSTELLA will be adversely affected.

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. This approval followed the positive recommendation received from the European Committee for Medicinal Products for Human Use in September 2012. Almirall launched CONSTELLA in certain E.U. countries in the second quarter of 2013.

The pricing and reimbursement strategy is a key component of Almirall’s commercialization plan for CONSTELLA in Europe.  Reimbursement sources are different in each country, and each country may include a combination of distinct potential payers, including private insurance and governmental payers. Countries in Europe may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and control the prices of medicinal products for human use. Our revenues may suffer if Almirall is unable to successfully and timely conclude reimbursement, price approval or funding processes and market CONSTELLA in key member states of the E.U., or if coverage and reimbursement for CONSTELLA is limited or reduced. If Almirall is not able to obtain coverage, pricing or reimbursement on acceptable terms or at all, or if such terms change in any countries in its territory, Almirall may not be able to, or may decide not to, sell CONSTELLA in such countries. Further, Almirall could sell CONSTELLA at a low price. Since we receive royalties on net sales of CONSTELLA in the E.U., which is correlated directly to the price at which Almirall sells CONSTELLA in the E.U., our royalty revenues globally could be limited should Almirall sell CONSTELLA at a low price or elect not to launch in a certain country within the E.U.

Because we work with partners to develop, manufacture and commercialize linaclotide, we are dependent upon third parties, and our relationships with those third parties, in our efforts to commercialize LINZESS and to obtain regulatory approval for, and to commercialize, linaclotide in our other partnered territories.

Forest played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Forest holds the NDA for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Forest. Forest is responsible for the further development, regulatory approval and commercialization of linaclotide in Canada and Mexico, which, for Mexico, it has sublicensed its commercialization rights to Almirall. Almirall also holds the marketing authorization for CONSTELLA in the E.U. and is responsible for obtaining regulatory approval of linaclotide in the other countries in its territory. Astellas, our partner in Japan, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its territory. Further, we are jointly overseeing the development, and will jointly oversee the commercialization, of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution.  Upon any approval, each of Almirall, Astellas and AstraZeneca is responsible for commercializing linaclotide in its respective territory, and each has agreed to use commercially reasonable efforts to do so. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

These integrated functions may not be carried out effectively and efficiently if we fail to communicate and coordinate with our partners, and vice versa. Our partnering strategy imposes obligations, risks and operational requirements on us as the central node in our global network of partners. If we do not effectively communicate with each partner and ensure that the entire network is making integrated and cohesive decisions focused on the global brand for linaclotide, linaclotide will not achieve its maximum commercial potential. As the holder of the global safety database for linaclotide, we are responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide. If we are unsuccessful in doing so due to poor process, execution, oversight, communication, adjudication or otherwise, then our and our partner’s ability to obtain and maintain regulatory approval of linaclotide will be at risk.

We have limited ability to control the amount or timing of resources that our partners devote to linaclotide. If any of our partners fails to devote sufficient time and resources to linaclotide, or if its performance is substandard, it will delay the potential submission or approval of regulatory applications for linaclotide, as well as the manufacturing and commercialization of linaclotide in the particular territory. A material breach by any of our partners of our collaboration or license agreement with such partner, or a significant disagreement between us and a partner, could also delay the regulatory approval and commercialization of linaclotide, potentially lead to costly litigation, and could have a material adverse impact on our financial condition. Moreover, although we have non-compete restrictions in place with each of our partners, they may have relationships with other commercial entities, some of which may compete with us. If any of our partners assists our competitors, it could harm our competitive position.

If any of our partners undergoes a change in control or in management, this may adversely affect our collaborative relationship or the success of the commercialization of LINZESS in the U.S. or the continued launches and commercialization of CONSTELLA in the E.U., or the ability to achieve regulatory approval and commercialize linaclotide in our other partnered territories.

We work jointly and collaboratively with Forest, Almirall, Astellas and AstraZeneca on many aspects of the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of the management teams of Forest, Almirall, Astellas and AstraZeneca in functional areas such as development, quality, regulatory, drug safety and pharmacovigilance, operations, marketing, sales, field operations and medical science. The success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners commercialize LINZESS in the U.S., continue to launch and commercialize CONSTELLA in the E.U. and transition linaclotide from development to commercialization in other parts of the world, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships. If a partner undergoes a change of control or a change of management, we will need to reestablish many of these relationships and regain alignment of our development and commercialization strategy for linaclotide. Given the inherent uncertainty and disruption that arises in a change of control, we cannot be sure that we would be able to successfully execute these courses of action. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner’s portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

If any of our partners undergoes a change of control and the acquirer either is unable to perform such partner’s obligations under its collaboration or license agreement with us or has a product that competes with linaclotide that such acquirer does not divest, we have the right to terminate the collaboration or license agreement and reacquire that partner’s rights with respect to linaclotide. If we elect to exercise these rights in such circumstances, we will need to either establish the capability to develop, manufacture and commercialize linaclotide in that partnered territory on our own or we will need to establish a relationship with a new partner. We have assembled a team of specialists in manufacturing, quality, sales, marketing, payer, pricing and field operations, and specialized medical scientists, who represent the functional areas necessary for a successful commercial launch of a high potential, gastrointestinal therapy and who support the commercialization of LINZESS in the U.S. If Forest was subject to a change of control that allowed us to further commercialize LINZESS in the U.S. on our own, and we chose to do so, we would need to enhance each of these functional aspects to replace the capabilities that Forest was previously providing to the collaboration. Any such transition might result in a period of reduced efficiency or performance by our operations and commercialization teams, which could adversely affect our ability to commercialize LINZESS.

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

In August 2012, the FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. LINZESS is subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information.

LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. Physicians are also instructed to avoid the use of LINZESS in pediatric patients 6 through 17 years of age based on this nonclinical data and the lack of clinical safety and efficacy data in pediatric patients. We and Forest have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients. The first nonclinical studies are to further understand the results of the neonatal mouse study and to understand the tolerability of LINZESS in older juvenile mice. We expect these nonclinical studies to be complete later this year. We and Forest are also working with the FDA on a plan for clinical pediatric studies, which are contingent on the outcome of the nonclinical post marketing requirements.

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

These post-approval requirements impose burdens and costs on us. Failure to complete the required studies and meet our other post-approval commitments would lead to negative regulatory action at the FDA, which could include withdrawal of regulatory approval of LINZESS for the treatment of adults with IBS-C or CIC.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring implementation of a risk evaluation and mitigation strategy program, withdrawal of the product from the market or suspension of manufacturing. If we, our partners or the manufacturing facilities for linaclotide fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Even though LINZESS has been approved for marketing in the U.S. and CONSTELLA has been approved for marketing in the E.U., we or our collaborators may never receive approval to commercialize linaclotide in other parts of the world.

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

We currently have product liability insurance coverage for the commercial sale of linaclotide and for the clinical trials of our product candidates which is subject to industry-standard terms, conditions and exclusions. Our insurance coverage may not be sufficient to reimburse us for expenses or losses associated with claims. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. On occasion, large judgments have been awarded in lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We may face competition in the IBS-C and CIC marketplace, and new products may emerge that provide different or better alternatives for treatment of gastrointestinal conditions.

Linaclotide competes globally with certain prescription therapies and over the counter products for the treatment of IBS-C and CIC, or their associated symptoms. The availability of prescription competitors and over the counter products for gastrointestinal conditions could limit the demand, and the price we are able to charge, for linaclotide unless we are able to differentiate linaclotide on the basis of its actual or perceived benefits. New developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render linaclotide obsolete or noncompetitive.

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

In addition, certain of our competitors have substantially greater financial, technical and human resources than us. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have implemented a robust compliance program designed to ensure that all such activities are performed in a legal and compliant manner, LINZESS is our first commercial product, so we are now just beginning to utilize the program in connection with commercialization activities.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

As a manufacturer of pharmaceuticals, even though we do not (and do not expect in the future to) control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business.  The regulations include:

•                  federal healthcare program anti-kickback laws, which prohibit, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

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

If our operations are found to be in violation of any of the laws described above or any other laws, rules or regulations that apply to us, we will be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

In preparation for the commercial launch of LINZESS, we assembled an experienced compliance team who compiled a program based on industry best practices that is designed to ensure that our commercialization of LINZESS complies with all applicable laws, regulations and industry standards. We also hire, manage and incentivize our employees around a culture of compliance, trust, respect and ownership. Because our program is relatively new and the requirements in this area are constantly evolving, we cannot be certain that our program will eliminate all areas of potential exposure. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business, as well as damage our business or reputation. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

Healthcare reform and other governmental and private payer initiatives may have an adverse effect upon, and could prevent, our product candidates’ commercial success.

The U.S. government and individual states are aggressively pursuing healthcare reform, as evidenced by the passing of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. These healthcare reform laws contain several cost containment measures that could adversely affect our future revenue, including, for example, increased drug rebates under Medicaid for brand name prescription drugs, extension of Medicaid rebates to Medicaid managed care plans, and extension of so-called 340B discounted pricing on pharmaceuticals sold to certain healthcare providers. Additional provisions of the healthcare reform laws that may negatively affect our future revenue and prospects for profitability include the assessment of an annual fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid, as well as mandatory discounts on pharmaceuticals sold to certain Medicare Part D beneficiaries. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business.

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

The Food and Drug Administration Amendments Act of 2007 also provides the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. We and Forest have established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatrics. The FDA’s exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of LINZESS for the treatment of adult men and women suffering from IBS-C or CIC, and could result in potential restrictions on the sale and/or distribution of LINZESS, even in its approved indications and patient populations.

In pursuing our growth strategy, we will incur a variety of costs and may devote resources to potential opportunities that are never completed or for which we never receive the benefit. Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.

As part of our growth strategy, we intend to explore further linaclotide development opportunities, and to develop and market additional products and product candidates. We are exploring development opportunities to strengthen the clinical profile of LINZESS within its indicated population and to expand the product label for additional patient populations and indications, and we are exploring the potential for linaclotide-based combination products. These development efforts may fail or may not increase the revenues that we generate from LINZESS based on the currently-approved product label. Furthermore, they may result in adverse events in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the FDA or in other countries, and materially harm our revenues from linaclotide.

We are pursuing various other programs through our pipeline. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not be successful. Our business depends entirely on the successful development and commercialization of our product candidates.

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

Additionally, changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes. Each protocol amendment would require institutional review board review and approval, which may adversely impact the costs, timing or successful completion of the associated clinical trials. If we experience delays in completion, or if we terminate any of our clinical trials, the commercial prospects for our product candidate may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of linaclotide patients, clinical trial participants and employees. We also have outsourced elements of our information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information.  Similarly, our business partners and other third party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors and other third party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups. Any such breach could compromise our, and their, networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

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

Our success depends on our ability to obtain and maintain patent protection for our product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others.

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

Our U.S. Patent 7,704,947, which covers a group of peptides including LINZESS and related molecules, is currently undergoing an inter partes reexamination instigated by a third party request at the United States Patent and Trademark Office, or the USPTO. The USPTO has issued an action closing the prosecution indicating that all claims have been confirmed as patentable, affirming the strength of our intellectual property and our belief that the reexamination was without merit.  However, we cannot be certain that the validity of this patent will be upheld until the reexamination process, including the associated appeals process, is completed. This patent is one of several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) as well as additional patents and applications covering processes for making LINZESS, formulations, and dosing regimens. Although none of our other issued patents currently is subject to a patent reexamination, we cannot guarantee that they will not be subject to reexamination or review by the USPTO in the future. If any or all of our LINZESS-related patents were invalidated, we would still have at least five years of marketing exclusivity under the Hatch-Waxman Act from FDA approval of LINZESS. We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.

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

We also rely upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. It is possible, however, that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

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

Our commercial success depends on our ability, and the ability of our collaborators, to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that our potential products may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by linaclotide or our product candidates. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that linaclotide or our product candidates may infringe.

We may be exposed to, or threatened with, litigation by third parties alleging that linaclotide or our product candidates infringe their intellectual property rights. If linaclotide or one of our product candidates is found to infringe the intellectual property rights of a third party, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to commercialize the applicable product candidate unless we obtain a license to the intellectual property rights. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the counter-party could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, pending a trial on the merits, which may not occur for several years.

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

We may become involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming, and unfavorable outcomes in such litigation could have a material adverse effect on our business.

Competitors may infringe our patents or may assert our patents are invalid. To counter ongoing or potential infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Litigation with generic manufacturers has become increasingly common in the biotechnology and pharmaceutical industries. In addition, in an infringement or invalidity proceeding, a court or patent administrative body may determine that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference or derivation proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our collaborators. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. In addition, we may not be able to prevent, alone or with our collaborators, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, as well as the potential for public announcements of the results of hearings, motions or other interim proceeding or developments, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide. Although we and Forest launched LINZESS in the U.S. in December 2012, we believe that it will take us some time to attain profitability and positive cash flow from operations. We have financed our operations to date primarily through the issuance of equity, our collaboration and license arrangements and our January 2013 issuance of debt securities related to the sales of LINZESS in the U.S., and we have incurred losses in each year since our inception in 1998. We incurred net losses of approximately $159.1 million and $76.4 million in the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had an accumulated deficit of approximately $664.1 million. Our prior losses and expected future losses, have had and we expect will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and our research and development of our other product candidates.  As a result, we expect to continue to incur significant and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our product development programs or commercialization efforts.

In the second quarter of 2013, we completed an offering of approximately 11.2 million shares of our Class A common stock at a public offering price of $13.00 per share.  In January 2013, we completed an offering of $175.0 million in debt securities related to the sales of LINZESS in the U.S. However, marketing and selling a primary care drug, purchasing commercial quantities of pharmaceutical products, developing product candidates and conducting clinical trials are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•                  the level of underlying demand for LINZESS by prescribers and patients in the U.S. and for CONSTELLA by prescribers and patients in the E.U.;

•                  the costs associated with commercializing LINZESS in the U.S.;

•                  the costs of maintaining and expanding sales, marketing and distribution capabilities for linaclotide;

•                  the regulatory approval of linaclotide outside of the United States and E.U., and the timing of commercial launches in those countries, as well as the associated development and commercial milestones and royalties;

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

Our ability to pay principal of and interest on our outstanding debt securities will depend in part on the receipt of payments from Forest under our collaboration agreement that are equal to or in excess of our quarterly payment obligations on each payment date.

In January 2013, we issued $175.0 million in debt securities bearing an annual interest rate of 11%. Quarterly interest payments on these securities commenced on June 15, 2013. Beginning in March 2014, we will make quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter and (ii) the quarterly interest amount. Principal on the notes will be repaid in an amount equal to the difference between (i) and (ii) above, when this is a positive number, until the principal has been paid in full. If the cash flows derived from the net quarterly payments that we receive from Forest under the collaboration agreement are insufficient on any particular payment date to fund the quarterly interest payment, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. We expect that for the next few years, at a minimum, the net quarterly payments from Forest will be our primary source of cash flow from operations. The determination of whether Forest will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Forest under the collaboration agreement. Accordingly, since we believe that it will take us some time to attain profitability and positive cash flow from operations, we cannot guarantee that (i) we will have the available funds to fund the quarterly interest payment, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Forest, (ii) there will be a net quarterly payment from Forest at all or (iii) we will not also be required to make a true-up payment to Forest under the collaboration agreement, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of June 30, 2013, we had total indebtedness of approximately $175.0 million. We chose to issue debt securities based on the additional strategic optionality that this creates for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness could have important consequences, including:

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

We expect our operating results to be subject to frequent fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•                  the level of underlying demand for LINZESS in the U.S. and CONSTELLA in the E.U., and wholesalers’ buying patterns;

•                  the costs associated with commercializing LINZESS in the U.S.;

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

•                  regulatory developments affecting linaclotide or our product candidates; and

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

The concentration of voting control on certain corporate matters with our pre-IPO stockholders will limit the ability of the holders of our Class A common stock to influence such matters.

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, will continue to be able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of June 30, 2013, the holders of our Class A common stock own approximately 79% and the holders of our Class B common stock own approximately 21% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 27% and holders of our Class B common stock have approximately 73% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

•                  a dissolution or liquidation of Ironwood; and

•                  every matter, if and when any individual, entity or “group” (as that term is used in Regulation 13D of the Exchange Act) has, or has publicly disclosed (through a press release or a filing with the SEC) an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined.

If we identify a material weakness in our internal control over financial reporting, it could have an adverse effect on our business and financial results and our ability to meet our reporting obligations could be negatively affected, each of which could negatively affect the trading price of our Class A common stock.

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

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Our system of internal controls, however well designed and operated, is based in part on certain assumptions and includes elements that rely on information from third parties, including our collaboration partners. Our system can provide only reasonable, not absolute, assurances that the objectives of the system are met.  If we, or our independent registered public accounting firm, determine that our internal controls over financial reporting are not effective, or we discover areas that need improvement in the future, these shortcomings could have an adverse effect on our business and financial results, and the price of our Class A common stock could be negatively affected.

Further, we are dependent on our collaboration partners for information related to our results of operations.  Our net profit or net loss generated from the sales of LINZESS in the U.S. is partially determined based on amounts provided by Forest and involves the use of estimates and judgments, which could be modified in the future. We also are highly dependent on our partners for timely and accurate information regarding any revenues realized from sales of linaclotide in their respective territories, and in the case of Forest and AstraZeneca, the costs incurred in developing and commercializing it in order to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the relevant collaboration at a given point in time, whether the result of a material weakness or not, we could be required to record adjustments in future periods.  Such adjustments, if significant, could have an adverse effect on our financial results, which could lead to a decline in our Class A common stock price.

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

•                  the commercial performance of linaclotide in the U.S. and in the E.U.;

•                  any third-party coverage and reimbursement policies for linaclotide;

•                  market conditions in the pharmaceutical and biotechnology sectors;

•                  developments, litigation or public concern about the safety of linaclotide or our potential products;

•                  announcements of the introduction of new products by us or our competitors;

•                  announcements concerning product development results, including clinical trial results, or intellectual property rights of us or others;

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

We did not repurchase any of our equity securities during the quarter ended June 30, 2013.

Item 6.  Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: August 8, 2013	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2013	By:	/s/ MICHAEL J. HIGGINS
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

10.1*+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Ironwood Pharmaceuticals, Inc. and Almirall, S.A.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Filed herewith.

‡                                         Furnished herewith.

+                                         Confidential treatment requested under 17 C.F.R. §200.80(b)(4) and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.