Form 10-Q
period 2013-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2013-10-28
CIK 1446847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 10, 2013, there were 97,477,669 shares of Class A common stock outstanding and 23,425,910 shares of Class B common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•                        the market potential for LINZESS® (linaclotide) in the United States, or the U.S., and CONSTELLA® (linaclotide) in the European Union, or the E.U.;

•                        the timing, investment and associated activities involved in commercializing LINZESS by us and Forest Laboratories, Inc. in the U.S.;

•                        the timing and execution of the launches and commercialization of CONSTELLA in the E.U.;

•                        the timing, investment and associated activities involved in developing and commercializing linaclotide by our partners worldwide outside of the U.S. and E.U.;

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

•                        the safety profile and related adverse events of linaclotide and our product candidates;

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$144,452	$136,700
Available-for-sale securities	97,938	31,528
Accounts receivable	125	457
Related party accounts receivable, net	2,961	1,030
Inventory	20,561	6,699
Prepaid expenses and other current assets	9,789	8,026
Total current assets	275,826	184,440
Restricted cash	8,147	7,647
Property and equipment, net	37,231	37,537
Other assets	4,639	283
Total assets	$325,843	$229,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,436	$14,217
Related party accounts payable, net	5,789	7,509
Accrued research and development costs	3,711	5,664
Accrued expenses	18,800	21,171
Current portion of capital lease obligations	1,115	261
Current portion of deferred rent	2,776	2,735
Current portion of deferred revenue	5,074	3,381
Total current liabilities	39,701	54,938
Capital lease obligations, net of current portion	3,427	308
Deferred rent, net of current portion	9,519	11,593
Deferred revenue, net of current portion	12,684	18,024
Notes payable	174,650	—
Other liabilities	1,653	992
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 97,362,406 and 78,253,074 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	97	78
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 23,539,548 and 29,512,253 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	24	30
Additional paid-in capital	809,911	648,955
Accumulated deficit	(725,842)	(505,016)
Accumulated other comprehensive income	19	5
Total stockholders’ equity	84,209	144,052
Total liabilities and stockholders’ equity	$325,843	$229,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaborative arrangements revenue	$4,932	$96,413	$17,850	$123,265
Cost and expenses:
Cost of revenue	2,021	—	6,670	—
Research and development	23,016	23,453	79,862	85,201
Selling, general and administrative	30,264	22,846	94,508	59,264
Collaboration expense	6,182	2,506	42,074	7,662
Total cost and expenses	61,483	48,805	223,114	152,127
Income (loss) from operations	(56,551)	47,608	(205,264)	(28,862)
Other income (expense):
Interest expense	(5,265)	(14)	(15,704)	(41)
Interest and investment income	41	41	142	134
Other income (expense), net	(5,224)	27	(15,562)	93
Net income (loss)	$(61,775)	$47,635	$(220,826)	$(28,769)

Basic net income (loss) per share	$(0.51)	$0.44	$(1.93)	$(0.27)

Diluted net income (loss) per share	$(0.51)	$0.42	$(1.93)	$(0.27)

Weighted average number of common shares used in:
Basic net income (loss) per share	120,768,893	107,266,823	114,140,821	106,036,522
Diluted net income (loss) per share	120,768,893	114,337,327	114,140,821	106,036,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(61,775)	$47,635	$(220,826)	$(28,769)

Other comprehensive income:
Unrealized gain on available-for-sale securities	20	16	14	1
Total other comprehensive income	20	16	14	1

Comprehensive income (loss)	$(61,755)	$47,651	$(220,812)	$(28,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(220,826)	$(28,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,647	8,522
Loss on disposal of property and equipment	—	20
Share-based compensation expense	15,291	12,912
Accretion of discount/premium on investment securities	1,084	840
Non-cash interest expense	1,324	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	(1,599)	470
Restricted cash	(500)	—
Prepaid expenses and other current assets	(3,632)	(4,978)
Inventory	(10,347)	(965)
Other assets	120	84
Accounts payable and accrued expenses	(13,867)	3,311
Accrued research and development costs	(1,953)	(856)
Deferred revenue	(3,647)	(35,509)
Deferred rent	(2,033)	(2,256)
Other liabilities	661	—
Net cash used in operating activities	(231,277)	(47,174)
Cash flows from investing activities:
Purchases of available-for-sale securities	(207,307)	(60,896)
Sales and maturities of available-for-sale securities	139,827	69,335
Purchases of property and equipment	(5,874)	(10,595)
Proceeds from sale of property and equipment	—	9
Net cash used in investing activities	(73,354)	(2,147)
Cash flows from financing activities:
Proceeds from issuance of common stock	137,766	85,228
Proceeds from issuance of notes payable	175,000	—
Costs associated with issuance of notes payable	(7,717)	—
Proceeds from exercise of stock options and employee stock purchase plan	7,833	2,881
Payments on capital leases	(499)	(203)
Net cash provided by financing activities	312,383	87,906
Net increase in cash and cash equivalents	7,752	38,585
Cash and cash equivalents, beginning of period	136,700	87,282
Cash and cash equivalents, end of period	$144,452	$125,867

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

In November 2012, the European Commission granted marketing authorization to linaclotide (CONSTELLA®) for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first and only drug approved in the European Union (“E.U.”) for IBS-C. The Company’s European partner, Almirall, S.A. (“Almirall”), is responsible for marketing CONSTELLA in Europe (including the Commonwealth of Independent States and Turkey). Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom and Germany.

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, is developing linaclotide for the treatment of patients with IBS-C in its territory. In September 2013, Astellas completed enrollment in a double-blind, placebo controlled, dose-ranging Phase II clinical trial of linaclotide in adult patients with IBS-C.

In October 2012, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) to co-develop and co-commercialize linaclotide for IBS-C in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In the third quarter of 2013, the Company and AstraZeneca initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C.

The Company continues to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of its partnered territories.

The Company is also exploring development opportunities to enhance the clinical profile of LINZESS within its indicated population and to expand the product label for additional patient populations and indications, as well as exploring the potential for linaclotide-based combination products. As part of this strategy, the Company and Forest completed a Phase IIIb clinical trial to further characterize the effect of linaclotide on abdominal symptoms in patients with CIC.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of September 30, 2013, results of its operations for the three and nine months ended September 30, 2013 and 2012 and its cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period. Certain prior-period amounts were reclassified to conform to the current period’s presentation.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the 2012 Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the three or nine months ended September 30, 2013 that had a material effect on the Company’s condensed consolidated financial statements.

2. Net Income (Loss) Per Share

The Company calculates basic net income (loss) per common share and diluted net loss per common share by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the diluted number of shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	(61,775)	$47,635	$(220,826)	$(28,769)
Shares used in calculating basic net income (loss) per common share	120,768,893	107,266,823	114,140,821	106,036,522
Effect of dilutive securities:
Options to purchase common stock	—	6,996,544	—	—
Restricted stock	—	73,960	—	—
Shares used in calculating diluted net income (loss) per common share	120,768,893	114,337,327	114,140,821	106,036,522

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase common stock	20,272,563	9,044,014	20,272,563	18,821,908
Shares subject to repurchase	22,500	—	22,500	100,458
	20,295,063	9,044,014	20,295,063	18,922,366

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

Forest made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have a standalone value without research and development activities provided by the Company, the Company recorded the up-front license fee as collaborative arrangements revenue on a straight-line basis through September 30, 2012, the period over which linaclotide was jointly developed under the collaboration. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At September 30, 2013, $205.0 million in license fees and development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met.

The collaboration agreement included a contingent equity investment, in the form of a forward purchase contract, which required Forest to purchase shares of the Company’s convertible preferred stock upon achievement of a specific development milestone. At the inception of the arrangement, the Company valued the contingent equity investment and recorded a $9.0 million asset and incremental deferred revenue. The $9.0 million of incremental deferred revenue was recognized as collaborative arrangements revenue on a straight-line basis over the period of the Company’s continuing involvement through September 30, 2012. In July 2009, the Company achieved the development milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. On September 1, 2009, the Company issued 2,083,333 shares of convertible preferred stock to Forest (Note 11).

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

The Company recognized no collaborative arrangements revenue from the Forest collaboration agreement during the three and nine months ended September 30, 2013 and $89.5 million and $100.4 million during the three and nine months ended September 30, 2012, respectively.

As a result of the research and development cost-sharing provisions of the collaboration, the Company recognized approximately $0.6 million and $3.6 million in incremental research and development costs in the three and nine months ended September 30, 2013, respectively, and approximately $0.4 million and $0.8 million in incremental research and development costs in the three and nine months ended September 30, 2012, respectively, to reflect its obligation under the collaboration to bear half of the development costs incurred by both parties.

The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S., provided, however, that if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be reduced as stipulated by the collaboration agreement. Net profits or net losses consist of net sales to third-party customers and sublicense income in the U.S. less the cost to manufacture LINZESS as well as selling, general and administrative and marketing expenses. Net sales are calculated and recorded by Forest and include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions.

The Company and Forest began commercial sale of LINZESS in December 2012. The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaboration expense	$6,182	$2,506	$42,074	$7,662
Selling and marketing costs incurred by the Company (1)	8,234	1,204	25,044	3,495
The Company’s share of net loss	$14,416	$3,710	$67,118	$11,157

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

The license agreement also included a $15.0 million contingent equity investment, in the form of a forward purchase contract, which required Almirall to purchase shares of the Company’s convertible preferred stock upon achievement of a specific development milestone. At the inception of the arrangement, the Company valued the contingent equity investment and recorded a $6.0 million asset and incremental deferred revenue. The $6.0 million of incremental deferred revenue was recognized as collaborative arrangements revenue through September 2012. In November 2009, the Company achieved the development milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. On November 13, 2009, the Company received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock (Note 11).

The original license agreement also included contingent milestone payments that could total up to $40.0 million upon achievement of specific development and commercial launch milestones. In November 2010, the Company achieved a development milestone, which resulted in a $19.0 million payment, representing a $20.0 million milestone, net of foreign withholding taxes. This development milestone was recognized as collaborative arrangements revenue through September 2012. Remaining milestone payments under the original license agreement consisted of $4.0 million due upon the first commercial launch in each of the five major E.U. countries set forth in the agreement.

In June 2013, the Company and Almirall amended the original license agreement. Pursuant to the terms of the amendment, (i) the commercial launch milestones were reduced to $17.0 million; (ii) new sales-based milestone payments were added to the agreement; and (iii) the escalating royalties based on sales of linaclotide were modified such that they begin in the low-twenties and escalate to the mid-forties through April 2017, and thereafter begin in the mid-twenties and escalate to the mid-forties at lower sales thresholds. In each case, these royalty payments are reduced by the transfer price paid for the active pharmaceutical ingredient (“API”) included in the product actually sold in the Almirall territory. The Company concluded that the amendment was not a material modification of the license agreement. The commercial launch and sales-based milestones are recognized as revenue as earned. The Company records royalties on sales of CONSTELLA one quarter in arrears as it does not have access to the royalty reports from Almirall or the ability to estimate the royalty revenue in the period earned.

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

The Company recognized approximately $3.0 million and $13.0 million in total collaborative arrangements revenue from the Almirall license agreement during the three and nine months ended September 30, 2013, respectively, including approximately $3.0 million and $11.0 million from the sale of API to Almirall, respectively, $51,000 in each period in royalty revenue and $1.9 million in commercial launch milestones during the nine months ended September 30, 2013. The Company recognized approximately $5.9 million and $20.2 million in total collaborative arrangements revenue from the Almirall license agreement during the three and nine months ended September 30, 2012, respectively, including approximately $13,000 and $2.5 million, respectively, from the sale of API to Almirall.

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

In 2009, Astellas paid the Company a non-refundable, up-front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight-line basis over the Company’s estimate of the period over which linaclotide will be developed under the license agreement. In March 2013, the Company revised its estimate of the development period from 115 months to 85 months based on the Company’s assessment of regulatory approval timelines for Japan. This resulted in the recognition of an additional approximately $0.5 million and $1.0 million of revenue in the three and nine months ended September 30, 2013, respectively.

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

At September 30, 2013, approximately $17.7 million of the up-front license fee remains deferred.  During the three and nine months ended September 30, 2013, the Company recognized approximately $1.7 million and $4.0 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including $0.4 million and $0.6 million, respectively, from the sale of API to Astellas.  During the three and nine months ended September 30, 2012, the Company recognized approximately $1.0 million and $2.7 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including $0.2 million and $0.3 million, respectively, from the sale of API to Astellas.

AstraZeneca AB

In October 2012, the Company entered into a collaboration agreement with AstraZeneca (the “AstraZeneca Collaboration Agreement”) to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau (the “License Territory”). The collaboration provides AstraZeneca with an exclusive nontransferable license to exploit the underlying technology in the License Territory. The parties will share responsibility for continued development and commercialization of linaclotide under a joint development plan and a joint commercialization plan, respectively, with AstraZeneca having primary responsibility for the local operational execution.

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

The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of September 30, 2013, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

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

The Company will perform the R&D Services, JDC services and supply clinical trial materials during the estimated development period of approximately 44 months. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. Payments to AstraZeneca are recorded as incremental research and development expense. As a result of the cost-sharing arrangements under the collaboration, the Company recognized approximately $0.7 million and $1.3 million in incremental research and development costs during the three and nine months ended September 30, 2013, respectively.

The amount allocated to the Co-Promotion Deliverable is being recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product, through December 31, 2013 (the earliest cancellation date). During the three and nine months ended September 30, 2013, the Company recognized approximately $0.2 million and $0.8 million, respectively, in revenue related to this deliverable.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business.  In connection with entering into these agreements, the Company made aggregate up-front payments of approximately $5.8 million, which were expensed as research and development expense.  Pursuant to the terms of certain of those agreements, the Company may be required to pay $99.5 million for development milestones, of which $1.0 million had been paid, and $265.5 million for regulatory milestones, none of which had been paid, in each case as of September 30, 2013.  In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. During the three and nine months ended September 30, 2013, the Company incurred $0.7 million and $2.5 million, respectively, in research and development expense associated with the Company’s other collaboration and license agreements. During the three and nine months ended September 30, 2012, the Company incurred $1.0 million and $7.1 million, respectively, in research and development expense associated with the Company’s other collaboration and license agreements.

4. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$139,525	$139,525	$—	$—
Available-for-sale securities:
U.S. Treasury securities	503	503	—	—
U.S. government-sponsored securities	97,435	—	97,435	—
Total	$237,463	$140,028	$97,435	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$111,368	$111,368	$—	$—
U.S. government-sponsored securities	2,500	—	2,500	—
Available-for-sale securities:
U.S. Treasury securities	15,052	15,052	—	—
U.S. government-sponsored securities	16,476	—	16,476	—
Total	$145,396	$126,420	$18,976	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013 or 2012.

Cash equivalents, accounts receivable, including related party accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and the current portion of capital lease obligations at September 30, 2013 and December 31, 2012 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at September 30, 2013 and December 31, 2012 approximates fair value as it bears interest at a rate approximating a market interest rate.

5. Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at September 30, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013:
U.S. government-sponsored securities	$97,416	$19	$—	$97,435
U.S. Treasury securities	503	—	—	503
Total	$97,919	$19	$—	$97,938

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
U.S. government-sponsored securities	$16,472	$5	$(1)	$16,476
U.S. Treasury securities	15,051	1	—	15,052
Total	$31,523	$6	$(1)	$31,528

The contractual maturities of all securities held at September 30, 2013 are one year or less.  There were four and three investments in an unrealized loss position at September 30, 2013 and December 31, 2012, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at September 30, 2013 and December 31, 2012 was approximately $4.2 million and $3.0 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at September 30, 2013.

There were no sales of available-for-sale securities during the nine months ended September 30, 2013 or 2012. Gross realized gains and losses on the sales of available-for-sale securities that have been included in other income (expense), net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income as well as gains and losses reclassified out of accumulated other comprehensive income into other income (expense) have not been material to the Company’s consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income (expense) is based on the specific identification method for purposes of recording realized gains and losses.

6. Inventory

Inventory consisted of the following at (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$20,561	$6,699

In the third quarter of 2012, the Company began capitalizing inventory costs for linaclotide manufactured in preparation for its launch in the U.S. and Europe based on its evaluation of, among other factors, the status of the LINZESS NDAs in the U.S., Committee for Medicinal Products for Human Use positive recommendation to grant marketing approval for CONSTELLA in Europe, and the ability of its third-party suppliers to successfully manufacture commercial quantities of linaclotide API, which provided the Company with reasonable assurance that the net realizable value of the inventory would be recoverable. Inventory at September 30, 2013 and December 31, 2012 represents API that is available for commercial sale.

7. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Laboratory equipment	$17,282	$16,315
Computer and office equipment	6,766	6,476
Furniture and fixtures	2,449	2,449
Software	13,601	11,047
Construction in process	1,286	1,460
Leased vehicles	4,472	—
Leasehold improvements	36,805	36,770
	82,661	74,517
Less accumulated depreciation and amortization	(45,430)	(36,980)
	$37,231	$$37,537

In the second and third quarter of 2013, the Company entered into capital leases for the vehicle fleet for its field-based sales force and medical science liaisons. As a result of these lease agreements, the Company’s commitments for the years ending December 31, 2013 (3 months), 2014, 2015 and 2016 increased by $0.3 million, $1.2 million, $1.2 million and $2.1 million, respectively.

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Salaries and benefits	$13,114	$14,594
Professional fees	1,393	1,031
Accrued interest	855	—
Other	3,438	5,546
	$18,800	$21,171

9. Notes Payable

On January 4, 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “Payment Date”) beginning June 15, 2013. From and after March 15, 2014, the Company will make quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the notes (the “Required Interest Amount”). Principal on the notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the notes are based on the Synthetic Royalty Amount, which will vary from quarter to quarter, the notes may be repaid prior to the June 15, 2024, the final legal maturity date. The Company does not expect to make significant principal payments within twelve months following September 30, 2013 and, as such, the outstanding principal balance was classified as a long term liability as of September 30, 2013.

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

The accounting for the notes requires the Company to make certain estimates and assumptions about the future net sales of LINZESS in the U.S. LINZESS has been marketed since December 2012 and the estimates of the magnitude and timing of LINZESS net sales are subject to significant variability due to the recent product launch and the extended time period associated with the financing transaction, and thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company gains additional experience marketing LINZESS, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt issuance costs and discount as well as the accretion of the interest expense. Any such adjustments could be material.

The fair value of the notes was estimated to be $185.5 million as of September 30, 2013, and was determined using Level 3 inputs, including a quoted rate.

10. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$2,349	$2,648	$7,274	$6,676
Selling, general and administrative	2,850	2,487	8,017	6,236
	$5,199	$5,135	$15,291	$12,912

A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2012	19,539,429	$7.75
Granted	2,932,870	13.09
Exercised	(1,700,135)	3.47
Cancelled	(499,601)	12.29
Outstanding at September 30, 2013	20,272,563	8.77

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected volatility	46.8%	47.1%	46.4%	49.9%
Expected term (in years)	6.5	6.5	6.5	6.5
Risk-free interest rate	2.1%	1.0%	1.4%	1.3%
Expected dividend yield	—%	—%	—%	—%

11. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid approximately $19,000 and $74,000 in legal fees to this investor during the three and nine months ended September 30, 2013, respectively, and approximately $23,000 and $182,000 during the three and nine months ended September 30, 2012, respectively. At September 30, 2013 and December 31, 2012, the Company had approximately $78,000 and $23,000 of accounts payable due to this related party, respectively.

In September 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company’s convertible preferred stock and in November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 3). These shares of preferred stock converted to the Company’s Class B common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from Forest and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. At September 30, 2013, the Company had approximately $3.0 million in related party accounts receivable associated with Almirall and $5.7 million in related party accounts payable, net of related party accounts receivable, associated with Forest. At December 31, 2012, the Company had approximately $1.0 million in related party accounts receivable associated with Almirall and approximately $7.5 million in related party accounts payable, net of related party accounts receivable, associated with Forest.

12. Public Offerings

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

Astellas Pharma Inc., or Astellas, our partner in Japan, is developing linaclotide for the treatment of patients with IBS-C. In September 2013, Astellas completed enrollment in a double-blind, placebo controlled, dose-ranging Phase II clinical trial of linaclotide in adult patients with IBS-C.

In October 2012, we entered into a collaboration agreement with AstraZeneca AB, or AstraZeneca, to co-develop and co-commercialize linaclotide for IBS-C in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In the third quarter of 2013, we and AstraZeneca initiated a Phase III clinical trial of linaclotide in adult patients with IBS-C.

We continue to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of our partnered territories.

We are also exploring development opportunities to enhance the clinical profile of LINZESS within its indicated population and to expand the product label for additional patient populations and indications, as well as exploring the potential for linaclotide-based combination products. As part of this strategy, we and Forest completed a Phase IIIb clinical trial in September 2013 to further characterize the effect of linaclotide on abdominal symptoms in patients with CIC.

In addition to exploring further linaclotide development opportunities, our research and development team has generated a pipeline of early development candidates and discovery research in multiple therapeutic areas, including gastrointestinal disease, central nervous system, or CNS, disorders, allergic conditions and cardiovascular disease.

To date, we have dedicated substantially all of our activities to the research, development and commercialization of linaclotide, our lead product and product candidate, as well as research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of September 30, 2013, we had an accumulated deficit of approximately $725.8 million and we expect to incur losses for the foreseeable future.

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

Financial Overview

Revenue.  Revenue to date has been generated primarily through our collaboration agreements with Forest and AstraZeneca, and our license agreements with Almirall and Astellas. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of active pharmaceutical ingredient, or API, finished drug product, and development materials for the collaborative partners. Payments to us may include one or more of the following: nonrefundable license fees; payments for research and development activities, payments for the manufacture of API, finished drug product and development materials, payments based upon the achievement of certain milestones and royalties on product sales. Additionally, we will receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China. LINZESS launched in the U.S. in December 2012 and CONSTELLA is commercially available in certain European countries as of the second quarter of 2013.

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

We are also exploring development opportunities to enhance the clinical profile of LINZESS within its indicated population and to expand the product label for additional patient populations and indications, and we are exploring the potential for linaclotide-based combination products.

In addition to exploring further linaclotide development opportunities, we also have a pipeline focused on both research and development of early development candidates and discovery research in multiple therapeutic areas, including gastrointestinal disease, CNS disorders, allergic conditions and cardiovascular disease.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2013 and 2012. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA, costs associated with linaclotide API that was expensed prior to meeting our inventory capitalization policy and licensing fees for our product candidates. Beginning in the third quarter of 2013, we began to allocate costs related to facilities, depreciation, share-based compensation and research and development support services, laboratory supplies and certain other costs directly to programs. Prior-period amounts in the table below were reclassified to conform to the current period’s presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Linaclotide	$10,153	$9,229	$35,677	$38,528
Early development candidates:
Gastrointestinal disorders (two compounds)	2,197	4,159	8,089	11,750
Central nervous system disorders (three compounds)	3,085	3,322	12,552	10,367
Allergic disorders	161	591	802	4,501
Total early development candidates	5,443	8,072	21,443	26,618
Discovery research	7,420	6,152	22,742	20,055
	$23,016	$23,453	$79,862	$85,201

Since 2004, the date we began tracking costs by program, we have incurred approximately $248.0 million of research and development expenses related to linaclotide.  For the periods prior to January 1, 2011, this amount excludes certain allocated costs related to facilities, depreciation, share-based compensation and research and development support services, laboratory supplies and certain other expenses. The expenses for linaclotide include both reimbursements to us by Forest and AstraZeneca as well as our portion of research and development costs incurred by Forest or AstraZeneca for linaclotide and invoices to us under the cost-sharing provisions of our collaboration agreements.

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

We expect our research and development costs will be substantial for the foreseeable future. We will continue to invest in linaclotide including the areas of its supply chain, the investigation of ways to enhance the clinical profile within its indicated population and the exploration of its utility in other indications and other patient populations. We will also invest in our other product candidates as we advance them through nonclinical studies and clinical trials, in addition to funding full-time equivalents for research and development activities under our external collaboration and license agreements.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, business development, commercial, sales, marketing, communications and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, general- and administrative-related facility costs and professional fees for accounting and legal services. As we continue to invest in the commercialization of LINZESS, we expect our selling, general and administrative expenses will be substantial for the foreseeable future. We charge all selling, general and administrative expenses to operations as incurred.

Under our Forest and AstraZeneca collaboration agreements, we are reimbursed for certain selling, general and administrative expenses and we net these reimbursements against our selling, general and administrative expenses as incurred. Beginning in the fourth quarter of 2012, we include Forest’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from Forest as collaboration expense or collaborative arrangements revenue, respectively. The selling, general and administrative cost-sharing payment to Forest for the three and nine months ended September 30, 2012 was reclassified to conform to the current period’s presentation.

Collaboration Expense. Collaboration expense represents 50% of LINZESS net sales in the U.S. as well as cost of revenue and selling, general and administrative cost-sharing settlement between us and Forest. Prior to the fourth quarter of 2012, selling, general and administrative cost-sharing payments were presented within selling, general and administrative expenses. The cost-sharing payment to Forest for the three and nine months ended September 30, 2012 was reclassified to conform to the current period’s presentation. We expect our collaboration expense to vary in the short term due to the effects of the net profit or loss sharing arrangement under the collaboration with Forest.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These estimates and assumptions, including those related to revenue recognition, inventory valuation and related reserves, research and development expenses and share-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. During the nine months ended September 30, 2013, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission, or SEC, on February 21, 2013.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Collaborative arrangements revenue:	$4,932	$96,413	$17,850	$123,265
Cost and expenses:
Cost of revenue	2,021	—	6,670	—
Research and development	23,016	23,453	79,862	85,201
Selling, general and administrative	30,264	22,846	94,508	59,264
Collaboration expense	6,182	2,506	42,074	7,662
Total cost and expenses	61,483	48,805	223,114	152,127
Other income (expense):
Interest expense	(5,265)	(14)	(15,704)	(41)
Interest and investment income	41	41	142	134
Other income (expense), net	(5,224)	27	(15,562)	93

Net income (loss)	$(61,775)	$47,635	$(220,826)	$(28,769)

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Collaborative arrangements revenue	$4,932	$96,413	$(91,481)	(95)%	$17,850	$123,265	$(105,415)	(86)%

Collaborative Arrangements Revenue.  The decrease in revenue from collaborative arrangements of approximately $91.5  million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily related to an $85.0 million decrease in revenue related to the achievement of NDA approval milestones in our arrangement with Forest and a $10.4 million decrease in the amortization of deferred revenue associated with the development phase of the arrangements with Forest and Almirall as the performance periods ended in the third quarter of 2012, partially offset by a $3.2 million increase in revenue from the shipment of linaclotide API material to our licensing partners, a $0.5 million increase in revenue related to the amortization of deferred revenue associated with the collaboration with Astellas, and a $0.2 million increase in revenue recognized under the collaboration with AstraZeneca.

The decrease in revenue from collaborative arrangements of approximately $105.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily related to an $85.0 million decrease in revenue related to the achievement of NDA approval milestones in our arrangement with Forest and a $33.0 million decrease in the amortization of deferred revenue associated with the development phase of the arrangements with Forest and Almirall as the performance periods ended in the third quarter of 2012, partially offset by a $8.9 million increase in revenue from the shipment of linaclotide API material to our licensing partners, a $1.9 million increase in revenue related to the achievement of commercial launch milestones in our arrangement with Almirall, a $1.0 million increase in revenue related to the amortization of deferred revenue associated with the collaboration with Astellas, and a $0.8 million increase in revenue recognized under the collaboration with AstraZeneca.

Cost and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenue	$2,021	$—	$2,021	100%	$6,670	$—	$6,670	100%
Research and development	23,016	23,453	(437)	(2)%	79,862	85,201	(5,339)	(6)%
Selling, general and administrative	30,264	22,846	7,418	32%	94,508	59,264	35,244	59%
Collaboration expense	6,182	2,506	3,676	147%	42,074	7,662	34,412	449%
Total cost and expenses	$61,483	$48,805	$12,678	26%	$223,114	$152,127	$70,987	47%

Cost of Revenue.  The increase in cost of revenue of approximately $2.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as well as of approximately $6.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was related to the cost of linaclotide API sold to our licensing partners. We expensed most of the manufacturing costs of linaclotide API as research and development expenses in the periods prior to July 1, 2012. In the third quarter of 2012, we began capitalizing inventory costs for linaclotide API manufactured in preparation for its planned launch in the U.S. and Europe. As of December 31, 2012, the previously expensed API inventory that was commercially saleable was fully utilized.

Research and Development Expense.  The decrease in research and development expense of approximately $0.4 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily related to a decrease of $1.9 million in external costs related to the development of linaclotide; a decrease of $1.3 million in research costs related to our early stage pipeline candidates; a decrease of $0.5 million in compensation, benefits, and employee-related expenses; a decrease of $0.3 million in operating costs, including facility costs such as rent and amortization of leasehold improvements allocated to research and development; and a decrease of $0.3 million in share-based compensation expense primarily related to certain performance-based awards; partially offset by an increase of $2.3 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy; an increase of $0.9 million in costs related to the collaboration with Forest; and an increase of $0.7 million in costs related to the collaboration with AstraZeneca.

The decrease in research and development expense of approximately $5.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily related to a decrease of $5.4 million in research costs related to our early stage pipeline candidates; a decrease of $3.1 million in external costs related to the development of linaclotide; and a decrease of $2.5 million in operating costs, including facility costs such as rent and amortization of leasehold improvements allocated to research and development; partially offset by an increase of $1.7 million in information technology and other operating costs allocated to research and development; an increase of $1.3 million in costs related to the collaboration with AstraZeneca; a $1.2 million increase in compensation, benefits, and employee-related expenses associated primarily with increased headcount and increased health care costs; an increase of $0.8 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy; and an increase of $0.7 million in share-based compensation expense primarily related to increased headcount and our annual stock option grant made in February 2013.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $7.4 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of increases in our workforce expenses and infrastructure due to the launch and commercialization of LINZESS in the U.S. These increases include approximately $7.1 million in compensation, benefits and other employee-related expenses associated with increased headcount, primarily due to our field sales force; approximately $1.9 million in costs associated with selling expenses and marketing programs; approximately $1.0 million in selling, general and administrative related facilities and information technology infrastructure costs associated with operating our 301 Binney Street facility, including rent and amortization of leasehold improvements; and approximately $0.4 million in share-based compensation expense primarily related to increased headcount; partially offset by a decrease of approximately $3.0 million in external consulting and other service costs primarily associated with developing and maintaining the infrastructure to support linaclotide.

Selling, general and administrative expenses increased approximately $35.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of increases in our workforce expenses and infrastructure due to the launch and commercialization of LINZESS in the U.S. These increases include approximately $27.2 million in compensation, benefits and other employee-related expenses associated with increased headcount, primarily due to our field sales force; approximately $8.3 million in costs associated with selling expenses and marketing programs; approximately $3.2 million in selling, general and administrative related facilities and information technology infrastructure costs associated with operating our 301 Binney Street facility, including rent and amortization of leasehold improvements; and approximately $1.8 million in share-based compensation expense primarily related to increased headcount and our annual stock option grant made in February 2013; partially offset by a decrease of approximately $5.3 million in external consulting and other service costs primarily associated with developing and maintaining the infrastructure to support linaclotide.

Collaboration Expense.  Collaboration expense increased approximately $3.7 million and $34.4 million for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively, primarily as a result of higher selling and marketing expenses incurred by us and Forest and higher costs of goods sold reported by Forest under our collaboration agreement, partially offset by our share of higher LINZESS net sales in the U.S.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest expense	$(5,265)	$(14)	$(5,251)	37,507%	$(15,704)	$(41)	$(15,663)	38,202%
Interest and investment income	41	41	—	0%	142	134	8	6%
Total other income (expense), net	$(5,224)	$27	$(5,251)	(19,448)%	$(15,562)	$93	$(15,655)	(16,833)%

Interest Expense. Interest expense increased approximately $5.3 million and $15.7 million for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively, primarily due to interest on the $175 million notes issued on January 4, 2013.

Interest and Investment Income.  The increase in interest and investment income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, respectively, was primarily related to higher average cash and investment balances during the nine months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2013, we had approximately $242.4 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds, stated at cost plus accrued interest, which approximates fair market value. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2013, our balances of cash and available-for-sale securities increased approximately $74.2 million.  This increase is primarily due to $167.3 million in net proceeds from the debt financing in January 2013, $137.8 million in net proceeds from our public stock offering in the second quarter of 2013 and approximately $7.8 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan. These sources of cash were partially offset by the cash used to operate our business, as we made payments related to, among other things, research and development and selling, general and administrative expenses as we continue to invest in our research pipeline and support the continued commercialization of LINZESS in the U.S. We also invested approximately $5.9 million in capital expenditures.

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of September 30, 2013, had an accumulated deficit of approximately $725.8 million. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010 and approximately $223.0 million of net proceeds from our follow-on public offerings in February 2012 and the second quarter of 2013; payments received under our strategic collaborative arrangements, including upfront and milestone payments as well as reimbursement of certain expenses; debt financings, including approximately $167.3 million of net proceeds from the private placement of our notes in January 2013; and strategic sale of assets or businesses and interest earned on investments.

Funding Requirements

In August 2012, we received regulatory approval for LINZESS in the U.S. and, in December 2012, commenced our commercial launch with our collaboration partner, Forest. While we began commercializing LINZESS in the fourth quarter of 2012, we have not achieved profitability. In November 2012, our European partner, Almirall, also received approval for CONSTELLA for the treatment of IBS-C in adults, which is currently being commercialized in certain European countries by Almirall. Our partnership with Forest requires total net sales of LINZESS to be reduced by commercial costs incurred by each party, and such resulting net profit or net loss attributable to LINZESS is shared equally between us and Forest. Additionally, we receive royalties which escalate based on sales volume for CONSTELLA, beginning in the low-twenties through April 2017 and thereafter beginning in the mid-twenties, less the transfer price paid for the API included in the product actually sold. We cannot anticipate when, if ever, proceeds generated from sales of LINZESS and CONSTELLA will enable the Company to become cash flow positive. We anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S. and China as well as in other markets, and continue to invest in our pipeline. In addition, we are generally required to make cash expenditures to manufacture linaclotide API in advance of selling it to our collaboration partners and collecting payments for such inventory sales, which may result in significant periodic uses of cash. We believe that our cash on hand as of September 30, 2013 will be sufficient to meet our projected operating needs at least through the next twelve months.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K other than the commitments described in Note 7, “Property and Equipment” and in Note 9, “Notes Payable” in this Quarterly Report on Form 10-Q.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the 2012 Annual Report on Form 10-K. We did not adopt any new accounting pronouncements during the nine months ended September 30, 2013 that had a material effect on our condensed consolidated financial statements.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2013 and 2012 had a significant impact on our results of operations.

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

The most common adverse reactions in the placebo-controlled trials that supported the approval of linaclotide in the U.S. and Europe were diarrhea, abdominal pain, flatulence and abdominal distension, with diarrhea being the most common. Severe diarrhea was reported in 2% of the linaclotide-treated patients, and its incidence was similar between the IBS-C and CIC populations in these trials. If we or others identify previously unknown side effects, if known side effects are more frequent or severe than in the past, or if we or others detect unexpected safety signals for linaclotide or any products perceived to be similar to linaclotide, then in any of these circumstances:

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

•                  we may be precluded from pursuing additional development opportunities to enhance the clinical profile of LINZESS within its indicated population or to expand the product label for additional patient populations and indications, including the potential for linaclotide-based combination products;

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

In addition, the FDA-approved label for LINZESS contains a boxed warning about its use in pediatric patients—LINZESS is contraindicated in patients up to 6 years of age and physicians are cautioned to avoid use in patients 6 through 17 years of age. This warning resulted from nonclinical data from studies in young juvenile mice approximately equivalent to human pediatric patients less than 2 years of age. We and Forest have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, which is discussed below.

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

If the pricing and reimbursement of CONSTELLA in the E.U. is low, our royalty revenues based on sales of linaclotide will be adversely affected.

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

We work jointly and collaboratively with Forest, Almirall, Astellas and AstraZeneca on many aspects of the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of the management teams of Forest, Almirall, Astellas and AstraZeneca in functional areas such as development, quality, regulatory, drug safety and pharmacovigilance, operations, marketing, sales, field operations and medical science. The success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners commercialize LINZESS in the U.S., continue to launch and commercialize CONSTELLA in the E.U. and transition linaclotide from development to commercialization in other parts of the world, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships. Effective October 1, 2013, Brenton L. Saunders became Forest’s Chief Executive Officer and President, succeeding Howard Solomon in such role.  In connection with this transition, or if our partners otherwise undergo a change of management or in control, we will need to reestablish many relationships and confirm alignment of our development and commercialization strategy for linaclotide. Given the inherent uncertainty and disruption that arises in a change of control or in management, we cannot be sure that we would be able to successfully execute these courses of action. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner’s portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

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

LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. Physicians are also instructed to avoid the use of LINZESS in pediatric patients 6 through 17 years of age based on this nonclinical data and the lack of clinical safety and efficacy data in pediatric patients. We and Forest have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients. The first step in this plan was to undertake additional nonclinical studies to further understand the results of the earlier neonatal mouse study and to understand the tolerability of LINZESS in older juvenile mice. We have conducted these nonclinical studies.  While we and Forest are working with the FDA on a plan for clinical pediatric studies, our ability to initiate such studies, and our ability to ever expand the indication to pediatrics, depends in part on the view of the FDA on whether our recent nonclinical studies support studying the safety and efficacy of LINZESS in pediatrics.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have implemented a robust compliance program designed to ensure that all such activities are performed in a legal and compliant manner, LINZESS is our first commercial product, so our utilization of the program in connection with commercialization activities is still relatively new.

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

Healthcare reform and other governmental and private payer initiatives may have an adverse effect upon, and could prevent, our product’s or product candidates’ commercial success.

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

As part of our growth strategy, we intend to explore further linaclotide development opportunities, and to develop and market additional products and product candidates. We are exploring development opportunities to enhance the clinical profile of LINZESS within its indicated population and to expand the product label for additional patient populations and indications, and we are exploring the potential for linaclotide-based combination products. These development efforts may fail or may not increase the revenues that we generate from LINZESS based on the currently-approved product label. Furthermore, they may result in adverse events in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the FDA or in other countries, and materially harm our revenues from linaclotide.

We are pursuing various other programs through our pipeline. We may spend several years completing our development of any particular current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not be successful. Our business depends entirely on the successful development and commercialization of our product and product candidates.

In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional products or product candidates on terms that we find acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates or technologies;

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of linaclotide patients, clinical trial participants and employees. We also have outsourced elements of our information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information.  Similarly, our business partners and other third party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors and other third party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups. Any such breach could compromise our, and their, networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

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

We may be exposed to, or threatened with, litigation by third parties alleging that linaclotide or our product candidates infringe their intellectual property rights. If linaclotide or one of our product candidates is found to infringe the intellectual property rights of a third party, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to commercialize linaclotide or the applicable product candidate unless we obtain a license to the intellectual property rights. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the counter-party could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, pending a trial on the merits, which may not occur for several years.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide. We and Forest launched LINZESS in the U.S. in December 2012, and we believe that it will take us some time to attain profitability and positive cash flow from operations. We have financed our operations to date primarily through the issuance of equity, our collaboration and license arrangements and our January 2013 issuance of debt securities related to the sales of LINZESS in the U.S., and we have incurred losses in each year since our inception in 1998. We incurred net losses of approximately $220.8 million and $28.8 million in the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of approximately $725.8 million. Our prior losses and expected future losses, have had and we expect will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and our research and development of our product candidates.  As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our product development programs or commercialization efforts.

In the second quarter of 2013, we completed an offering of approximately 11.2 million shares of our Class A common stock at a public offering price of $13.00 per share.  In January 2013, we completed an offering of $175.0 million in debt securities related to the sales of LINZESS in the U.S. However, marketing and selling a primary care drug, purchasing commercial quantities of pharmaceutical products, and developing product candidates and conducting clinical trials are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

•                  the rate of progress and cost of our clinical trials and other product development programs, including our post-approval nonclinical and clinical studies of LINZESS in pediatrics and our investment to enhance the clinical profile of LINZESS within its indicated population and to expand the product label for additional patient populations and indications, as well as the potential for linaclotide-based combination products;

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

As of September 30, 2013, we had total indebtedness of approximately $175.0 million. We chose to issue debt securities based on the additional strategic optionality that this creates for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness could have important consequences, including:

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

Although we are not as restricted under these debt securities as we might have been under a more traditional secured credit facility provided by a bank, the indenture governing our debt securities contains a number of restrictive covenants that impose restrictions on us and may limit our ability to engage in certain acts, including restrictions on our ability to:

•                  amend our collaboration agreement with Forest in a way that would have a material adverse effect on the noteholders rights, or terminate this collaboration agreement with respect to the U.S.;

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of September 30, 2013, the holders of our Class A common stock own approximately 81% and the holders of our Class B common stock own approximately 19% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 29% and holders of our Class B common stock have approximately 71% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

Item 2.  Unregistered Sales of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2013.

Item 5. Other Information

Due to a clerical error, the press release we issued on October 22, 2013, containing our investor update for the quarter ended September 30, 2013, inadvertently provided the wrong number of total LINZESS prescriptions filled since the launch of LINZESS on December 17, 2012.  As of October 22, 2013, the correct total number of LINZESS prescriptions since launch was more than 386,000, according to IMS Health.

The information in this Item 5 is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act except as shall be expressly set forth by specific reference in such filing.

Item 6.  Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: October 28, 2013	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 28, 2013	By:	/s/ MICHAEL J. HIGGINS
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