Form 10-Q
period 2014-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2014-04-29
CIK 1446847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 15, 2014, there were 119,501,898 shares of Class A common stock outstanding and 18,552,031 shares of Class B common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•                  the demand and market potential for linaclotide in the United States (LINZESS®), or the U.S., in the European Union, or the E.U. (CONSTELLA®), and in other countries where it is approved for marketing;

•                  the timing, investment and associated activities involved in commercializing LINZESS by us and Forest Laboratories, Inc. in the U.S., including an expanded direct-to-consumer education program;

•                  the timing and execution of the launches and commercialization of CONSTELLA in the E.U.;

•                  the timing, investment and associated activities involved in developing, launching, and commercializing linaclotide by us and our partners worldwide;

•                  the ability of our partners and third-party manufacturers to manufacture and distribute sufficient amounts of linaclotide on a commercial scale;

•                  our expectations regarding U.S. and foreign regulatory requirements for linaclotide and our product candidates, including our post-approval, nonclinical and clinical post-marketing plan with the Food and Drug Administration, or the FDA, to understand linaclotide’s efficacy and safety in pediatric patients;

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

•                  our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, as well as the in-licensing or acquisition of externally discovered programs;

•                  our expectations as to future financial performance, expense levels and payments, capital raising and liquidity sources, as well as the timing thereof;

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

NOTE REGARDING TRADEMARKS

LINZESS® and CONSTELLA® are trademarks of Ironwood Pharmaceuticals, Inc. Any other trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. All rights reserved.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$205,129	$75,490
Available-for-sale securities	127,140	122,112
Accounts receivable	13	513
Related party accounts receivable, net	10,324	2,700
Inventory	23,413	22,145
Prepaid expenses and other current assets	5,286	6,168
Total current assets	371,305	229,128
Restricted cash	8,147	8,147
Property and equipment, net	35,524	37,376
Other assets	3,895	4,311
Total assets	$418,871	$278,962
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,844	$10,139
Related party accounts payable, net	18	48
Accrued research and development costs	1,763	3,412
Accrued expenses	17,407	18,438
Current portion of capital lease obligations	1,156	1,139
Current portion of deferred rent	2,803	2,790
Current portion of deferred revenue	6,128	5,074
Current portion of notes payable	4,381	—
Total current liabilities	38,500	41,040
Capital lease obligations, net of current portion	2,842	3,134
Deferred rent, net of current portion	8,127	8,822
Deferred revenue, net of current portion	10,147	11,416
Notes payable, net of current portion	170,312	174,672
Other liabilities	—	1,653
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 119,473,214 and 102,803,093 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	119	103
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 18,535,031 and 18,362,037 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	19	18
Additional paid-in capital	1,016,271	815,930
Accumulated deficit	(827,454)	(777,828)
Accumulated other comprehensive income (loss)	(12)	2
Total stockholders’ equity	188,943	38,225
Total liabilities and stockholders’ equity	$418,871	$278,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Collaborative arrangements revenue	$14,605	$3,255
Cost and expenses:
Cost of revenue	1,924	1,231
Research and development	27,144	32,753
Selling, general and administrative	29,924	33,374
Collaboration expense	—	24,730
Total cost and expenses	58,992	92,088
Loss from operations	(44,387)	(88,833)
Other income (expense):
Interest expense	(5,283)	(5,121)
Interest and investment income	44	52
Other income (expense), net	(5,239)	(5,069)
Net loss	$(49,626)	$(93,902)

Net loss per share - basic and diluted	$(0.38)	$(0.87)

Weighted average number of common shares used in net loss per share — basic and diluted:	129,745	108,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(49,626)	$(93,902)

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(14)	7
Total other comprehensive income (loss)	(14)	7

Comprehensive loss	$(49,640)	$(93,895)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(49,626)	$(93,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,126	2,788
Loss on disposal of property and equipment	53	—
Share-based compensation expense	6,074	5,275
Accretion of discount/premium on investment securities	136	387
Non-cash interest expense	386	453
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	(7,124)	1,439
Restricted cash	—	(500)
Prepaid expenses and other current assets	938	(3,911)
Inventory	(1,264)	(13,005)
Other assets	(5)	20
Accounts payable and accrued expenses	(8,042)	8,897
Accrued research and development costs	(1,649)	520
Deferred revenue	(215)	(889)
Deferred rent	(682)	(672)
Other liabilities	—	(83)
Net cash used in operating activities	(57,894)	(93,183)
Cash flows from investing activities:
Purchases of available-for-sale securities	(79,696)	(118,869)
Sales and maturities of available-for-sale securities	74,518	13,290
Purchases of property and equipment	(1,294)	(2,936)
Net cash used in investing activities	(6,472)	(108,515)
Cash flows from financing activities:
Proceeds from issuance of common stock	190,428	—
Proceeds from issuance of notes payable	—	175,000
Costs associated with issuance of notes payable	—	(7,717)
Proceeds from exercise of stock options and employee stock purchase plan	3,852	3,090
Payments on capital leases	(275)	(73)
Net cash provided by financing activities	194,005	170,300
Net increase (decrease) in cash and cash equivalents	129,639	(31,398)
Cash and cash equivalents, beginning of period	75,490	136,700
Cash and cash equivalents, end of period	$205,129	$105,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Overview

Ironwood Pharmaceuticals, Inc. (the “Company”) is an entrepreneurial pharmaceutical company focused on creating medicines that make a difference for patients, building value to earn the continued support of its fellow shareholders, and empowering its team to passionately pursue excellence. The Company’s core strategy is to establish a leading gastrointestinal (“GI”) therapeutics company, leveraging its development and commercial capabilities in addressing GI disorders as well as its pharmacologic expertise in guanylate cyclase (“GC”) pathways.

The Company’s lead product, linaclotide, is being marketed in the United States (“U.S.”) under the trademarked name of LINZESS®. In August 2012, the United States Food and Drug Administration (“FDA”) approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”). LINZESS is the first and, to date, only FDA-approved guanylate cyclase type-C (“GC-C”) agonist. The Company and its collaboration partner, Forest Laboratories, Inc. (“Forest”), began commercializing LINZESS in December 2012. On February 18, 2014, Forest and Actavis plc (“Actavis”) entered into a definitive agreement providing for the acquisition of Forest by Actavis.

In November 2012, the European Commission granted marketing authorization to linaclotide (CONSTELLA®) for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first and only drug approved in the European Union (“E.U.”) for IBS-C. The Company’s European partner, Almirall, S.A. (“Almirall”), has exclusive marketing rights for CONSTELLA in Europe (including the Commonwealth of Independent States and Turkey). Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Germany and Italy. Almirall recently announced that it intends to suspend commercialization of CONSTELLA in Germany in May 2014, following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA. Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Forest has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Forest, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS.

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

In October 2012, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In the third quarter of 2013, the Company and AstraZeneca initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C.

The Company continues to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of its partnered territories.

The Company and Forest are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations, new formulations and in combination with other products to assess its potential to treat various GI conditions. In addition to linaclotide-based opportunities, the Company is advancing multiple GI development programs as well as further leveraging its GC expertise to advance a second GC program targeting soluble guanylate cyclase, a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2014.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of March 31, 2014, results of its operations for the three months ended March 31, 2014 and 2013 and its cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood Pharmaceuticals, Inc. and its wholly owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company’s management evaluates its estimates, including those related to revenue recognition, available-for-sale securities, inventory valuation and related reserves, impairment of long-lived assets, balance sheet classification of notes payable, income taxes including the valuation allowance for deferred tax assets, research and development expense, contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

During the quarter ended March 31, 2014, the Company transitioned from a “simplified method” to the use of its historical data when estimating the expected term of stock option grants for purposes of determining stock-based compensation expense. This change did not have a significant impact on the Company’s financial position or results of operations. The Company’s significant accounting policies are otherwise as described in Note 2, “Summary of Significant Accounting Policies,” in the 2013 Annual Report on Form 10-K.

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the 2013 Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2014 that had a material effect on the Company’s condensed consolidated financial statements.

2.  Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	21,876	20,839
Shares subject to repurchase	45	67
	21,921	20,906

The number of shares issuable under the Company’s employee stock purchase plan that were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive was insignificant.

3. Collaboration and License Agreements

Forest Laboratories, Inc.

In September 2007, the Company entered into a collaboration agreement with Forest to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Forest all development costs as well as future net profits or losses from the development and sale of linaclotide in the U.S. The Company will also receive royalties in the mid-teens percent based on net sales in Canada and Mexico. Forest is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. In September 2012, Forest sublicensed its commercialization rights in Mexico to Almirall. Forest made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have a standalone value without research and development activities provided by the Company, the Company recorded the up-front license fee as collaborative arrangements revenue on a straight-line basis through September 30, 2012, the period over which linaclotide was jointly developed under the collaboration. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At March 31, 2014, $205.0 million in license fees and development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met.

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

The Company achieved all six development milestones under this agreement. In September 2008 and July 2009, the Company achieved development milestones which triggered $10.0 million and $20.0 million milestone payments, respectively.  These development milestones were recognized as collaborative arrangements revenue through September 2012.  In October 2011, the Company achieved two development milestones upon the FDA’s acceptance of the linaclotide New Drug Applications (“NDA”) for both IBS-C and CIC in adults and received milestone payments totaling $20.0 million from Forest. In August 2012, the Company achieved two additional development milestones upon the FDA’s approval of the linaclotide NDAs for both IBS-C and CIC in adults and received milestone payments totaling $85.0 million from Forest in September 2012, accordingly. In accordance with ASU 2010-17, these four development milestones were recognized as collaborative arrangements revenue in their entirety upon achievement. The remaining milestone payment that could be received from Forest upon the achievement of sales targets will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost-sharing provisions of the collaboration, the Company offset approximately $0.6 million against research and development costs during the three months ended March 31, 2014 and recognized approximately $3.0 million in incremental research and development costs during the three months ended March 31, 2013, to reflect its obligation under the collaboration to bear half of the development costs incurred by both parties.

The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S., provided, however, that if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be reduced as stipulated by the collaboration agreement. Net profits or net losses consist of net sales to third-party customers and sublicense income in the U.S. less cost of goods sold as well as selling, general and administrative expenses. Net sales are calculated and recorded by Forest and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. The Company records its share of the net profits or net losses from the sale of LINZESS on a net basis and presents the settlement payments to and from Forest as collaboration expense or collaborative arrangements revenue, as applicable. The Company and Forest began commercializing LINZESS in December 2012.

The Company recognized collaborative arrangements revenue totaling approximately $8.4 million during the three months ended March 31, 2014 and collaboration expense totaling approximately $24.7 million during the three months ended March 31, 2013.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Collaborative arrangements revenue(1)	$8,447	$—
Collaboration expense	—	(24,730)
Selling, general and administrative costs incurred by the Company(1)	(7,999)	(8,539)
The Company’s share of net profit (loss)	$448	$(33,269)

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

The original license agreement also included contingent milestone payments that could total up to $40.0 million upon achievement of specific development and commercial launch milestones. In November 2010, the Company achieved a development milestone, which resulted in an approximately $19.0 million payment, representing a $20.0 million milestone, net of foreign withholding taxes. This development milestone was recognized as collaborative arrangements revenue through September 2012. Commercial milestone payments under the original license agreement consisted of $4.0 million due upon the first commercial launch in each of the five major E.U. countries set forth in the agreement.

In June 2013 and February 2014, the Company and Almirall amended the original license agreement. Pursuant to the terms of the amendments, (i) the commercial launch milestones were reduced to $17.0 million; (ii) new sales-based milestone payments were added to the agreement; and (iii) the escalating royalties based on sales of linaclotide were modified such that they begin in the low-twenties percent and escalate to the mid-forties percent through April 2017, and thereafter begin in the mid-twenties percent and escalate to the mid-forties percent at lower sales thresholds. In each case, these royalty payments are reduced by the transfer price paid for the active pharmaceutical ingredient (“API”) included in the product actually sold in the Almirall territory and other contractual deductions. The Company concluded that the amendments were a material modification, but the modification did not have a material impact on the Company’s consolidated financial statements. The commercial launch and sales-based milestones are recognized as revenue as earned. The Company records royalties on sales of CONSTELLA one quarter in arrears as it does not have access to the royalty reports from Almirall or the ability to estimate the royalty revenue in the period earned.

During the second quarter of 2013, the Company achieved two milestones under the amended Almirall license agreement, which resulted in payments of approximately $1.9 million from Almirall to the Company related to the commercial launches in two of the five major E.U. countries, the United Kingdom and Germany. The approximately $1.9 million payment represented the two $1.0 million milestones, net of foreign tax withholdings. During the first quarter of 2014, the Company achieved one milestone under the amended Almirall license agreement triggering a payment of approximately $1.0 million related to the commercial launch in another major E.U. country, Italy. The approximately $1.0 million payment represents the $1.0 million milestone, net of foreign tax withholdings.

The Company recognized approximately $4.5 million and approximately $2.2 million in total collaborative arrangements revenue from the Almirall license agreement during the three months ended March 31, 2014 and 2013, respectively, including approximately $3.4 million and approximately $2.2 million from the sale of API to Almirall, respectively, as well as approximately $0.1 million in royalty revenue and approximately $1.0 million in commercial launch milestones during the three months ended March 31, 2014.

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

In 2009, Astellas paid the Company a non-refundable, up-front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight-line basis over the Company’s estimate of the period over which linaclotide will be developed under the license agreement. In March 2013, the Company revised its estimate of the development period from 115 months to 85 months based on the Company’s assessment of regulatory approval timelines for Japan. This resulted in the recognition of an additional approximately $0.5 million of revenue in the three months ended March 31, 2014.

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

At March 31, 2014, approximately $15.2 million of the up-front license fee remains deferred.  During the three months ended March 31, 2014 and 2013, the Company recognized approximately $1.3 million and approximately $0.8 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including insignificant amounts in both periods from the sale of API to Astellas.

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

Activities under the AstraZeneca Agreements were evaluated in accordance with the Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”) to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the AstraZeneca Agreements:

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

The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of March 31, 2014, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

The total amount of the non-contingent consideration allocable to the AstraZeneca Agreements of approximately $26.9 million (“Arrangement Consideration”) includes the $25.0 million non-refundable upfront payment and 55% of the costs for clinical trial material supply services and research, development and regulatory activities allocated to the Company in the IDP, or approximately $1.9 million. The Company allocated the Arrangement Consideration of approximately $26.9 million to the non-contingent deliverables based on management’s best estimate of selling price (“BESP”) of each deliverable using the relative selling price method as the Company did not have vendor-specific objective evidence or third-party evidence of selling price for such deliverables. The Company estimated the BESP for the License Deliverable using a multi-period excess-earnings method under the income approach which utilized cash flow projections, the key assumptions of which included the following market conditions and entity-specific factors: (a) the specific rights provided under the license to develop and commercialize linaclotide; (b) the potential indications for linaclotide pursuant to the license; (c) the likelihood linaclotide will be developed for more than one indication; (c) the stage of development of linaclotide for IBS-C and CIC and the projected timeline for regulatory approval; (d) the development risk by indication; (f) the market size by indication; (g) the expected product life of linaclotide assuming commercialization; (h) the competitive environment, and (i) the estimated development and commercialization costs of linaclotide in the License Territory. The Company utilized a discount rate of 11.5% in its analysis, representing the weighted average cost of capital derived from returns on equity for comparable companies.  The Company determined its BESP for the remaining deliverables based on the nature of the services to be performed and estimates of the associated effort and cost of the services adjusted for a reasonable profit margin such that they represented estimated market rates for similar services sold on a standalone basis.

The Company concluded that a change in key assumptions used to determine BESP for each deliverable would not have a significant effect on the allocation of the Arrangement Consideration, as the estimated selling price of the License Deliverable significantly exceeds the other deliverables.

Of the approximately $26.9 million Arrangement Consideration, approximately $24.7 million was allocated to the License Deliverable, approximately $0.3 million to the R&D Services, approximately $28,000 to the JDC services, approximately $0.1 million to the clinical trial material supply services, and approximately $1.8 million to the Co-Promotion Deliverable in the relative selling price model. The Company recognized all $24.7 million allocated to the License Deliverable as revenue upon the execution of the AstraZeneca Agreements as the associated unit of accounting had been delivered and there is no general right of return. At inception, the remaining approximately $0.3 million of the Arrangement Consideration received, and allocated to the remaining deliverables based on their relative selling prices, was deferred.

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

The Company will perform the R&D Services, JDC services and supply clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company recognized approximately $0.4 million and approximately $0.1 million in incremental research and development costs during the three months ended March 31, 2014 and 2013, respectively.

The amount allocated to the Co-Promotion Deliverable is being recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product, through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable; however, the revenue recognized in the statement of operations was limited to the non-contingent consideration in accordance with ASC 605-25. During the three months ended March 31, 2014 and 2013, the Company recognized approximately $0.4 million and approximately $0.2 million, respectively, as collaborative arrangements revenue related to this deliverable as this portion of the arrangement consideration was no longer contingent.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business.  In connection with entering into these agreements, the Company made aggregate up-front payments of approximately $5.8 million, which were expensed as research and development expense.  Pursuant to the terms of certain of those agreements, the Company may be required to pay $99.5 million for development milestones, of which $1.5 million had been paid, and $265.5 million for regulatory milestones, none of which had been paid, in each case as of March 31, 2014.  In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. During the three months ended March 31, 2014 and 2013, the Company incurred approximately $1.0 million in both periods in research and development expense associated with the Company’s other collaboration and license agreements.

4. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$98,058	$98,058	$—	$—
U.S. Treasury securities	25,523	25,523	—	—
U.S. government-sponsored securities	76,199	—	76,199	—
Available-for-sale securities:
U.S. Treasury securities	24,001	24,001	—	—
U.S. government-sponsored securities	103,139	—	103,139	—
Total	$326,920	$147,582	$179,338	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$59,747	$59,747	$—	$—
U.S. government-sponsored securities	7,505	—	7,505	—
Available-for-sale securities:
U.S. Treasury securities	7,253	7,253	—	—
U.S. government-sponsored securities	114,859	—	114,859	—
Total	$189,364	$67,000	$122,364	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014 or 2013.

Cash equivalents, accounts receivable, including related party accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and the current portion of capital lease obligations at March 31, 2014 and December 31, 2013 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at March 31, 2014 and December 31, 2013 approximates fair value as it bears interest at a rate approximating a market interest rate.

5. Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at March 31, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:
U.S. government-sponsored securities	$103,151	$6	$(18)	$103,139
U.S. Treasury securities	24,001	—	—	24,001
Total	$127,152	$6	$(18)	$127,140

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
U.S. government-sponsored securities	$114,857	$6	$(4)	$114,859
U.S. Treasury securities	7,253	—	—	7,253
Total	$122,110	$6	$(4)	$122,112

The contractual maturities of all securities held at March 31, 2014 are one year or less.  There were 13 and 12 available-for-sale securities in an unrealized loss position at March 31, 2014 and December 31, 2013, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at March 31, 2014 and December 31, 2013 was approximately $80.4 million and approximately $38.7 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at March 31, 2014.

There were no sales of available-for-sale securities during the three months ended March 31, 2014 or 2013. Gross realized gains and losses on the sales of available-for-sale securities that have been included in other income (expense), net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income as well as gains and losses reclassified out of accumulated other comprehensive income into other income (expense) were not material to the Company’s consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income (expense) is based on the specific identification method for purposes of recording realized gains and losses.

6. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$23,413	$22,145

Inventory at March 31, 2014 and December 31, 2013 represents API that is available for commercial sale.

7. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Manufacturing equipment	$3,623	$2,812
Laboratory equipment	14,294	14,039
Computer and office equipment	5,260	5,202
Furniture and fixtures	2,365	2,365
Software	12,307	12,352
Construction in process	1,117	996
Leased vehicles	4,472	4,472
Leasehold improvements	36,827	36,827
	80,265	79,065
Less accumulated depreciation and amortization	(44,741)	(41,689)
	$35,524	$37,376

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Salaries and benefits	$9,885	$13,784
Workforce reduction charges	1,497	—
Professional fees	792	531
Accrued interest	856	856
Other	4,377	3,267
	$17,407	$18,438

9. Notes Payable

On January 4, 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “Payment Date”) beginning June 15, 2013. Beginning March 15, 2014, the Company began making quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the notes (the “Required Interest Amount”). Principal on the notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the notes are based on the Synthetic Royalty Amount, which will vary from quarter to quarter, the notes may be repaid prior to June 15, 2024, the final legal maturity date. The Company did not make any principal payments through March 31, 2014 and expects to pay approximately $4.4 million of the principal within twelve months following March 31, 2014.

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

The accounting for the notes requires the Company to make certain estimates and assumptions about the future net sales of LINZESS in the U.S. LINZESS has been marketed since December 2012 and the estimates of the magnitude and timing of LINZESS net sales are subject to significant variability due to the recent product launch and the extended time period associated with the financing transaction, and thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company gains additional experience marketing LINZESS, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt issuance costs and discounts as well as the accretion of the interest expense. Any such adjustments could be material.

The fair value of the notes was estimated to be approximately $183.8 million as of March 31, 2014, and was determined using Level 3 inputs, including a quoted rate.

10. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$2,690	$2,224
Selling, general and administrative	3,384	3,051
	$6,074	$5,275

A summary of stock option activity for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2013	20,927,874	$8.87
Granted	2,752,200	14.10
Exercised	(967,379)	3.98
Cancelled	(836,827)	12.11
Outstanding at March 31, 2014	21,875,868	$9.62

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Expected volatility	46.6%	46.3%
Expected term (in years)	6.1	6.5
Risk-free interest rate	1.8%	1.4%
Expected dividend yield	—%	—%

11. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid approximately $43,000 and approximately $37,000 in legal fees to this investor during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, the Company had less than $0.1 million of accounts payable due to this related party.

In September 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company’s convertible preferred stock and in November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 3). These shares of preferred stock converted to the Company’s Class B common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from Forest and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. At March 31, 2014, the Company had approximately $1.0 million in related party accounts receivable associated with Almirall and approximately $9.4 million in related party accounts receivable, net of related party accounts payable, associated with Forest. At December 31, 2013, the Company had less than $0.1 million in related party accounts receivable associated with Almirall and approximately $2.7 million in related party accounts receivable, net of related party accounts payable, associated with Forest.

12. Public Offerings

In February 2014, the Company sold 15,784,325 shares of its Class A common stock through a firm commitment, underwritten public offering at a price to the public of $12.75 per share.  As a result of this offering, the Company received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $190.4 million.

During the second quarter of 2013, the Company sold 11,204,948 shares of its Class A common stock through a firm commitment, underwritten public offering at a price to the public of $13.00 per share.  As a result of this offering, the Company received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $137.8 million.

13. Workforce Reduction

On January 8, 2014, the Company announced a headcount reduction of approximately 10% to align its workforce with its strategy to grow a leading GI therapeutics company. The field-based sales force and medical science liaison team were excluded from the workforce reduction.

During the three months ended March 31, 2014, the Company substantially completed the implementation of this reduction in workforce and, in accordance with ASC 420, Exit or Disposal Cost Obligations, recorded approximately $4.3 million of costs in research and development and selling, general and administrative expenses, including employee severance, benefits and related costs. The Company does not expect to incur any additional significant costs associated with this workforce reduction.

The following table summarizes the charges related to the reduction in workforce (in thousands):

	Charges	Amounts Paid	Non-cash Expense	Amounts Accrued at March 31, 2014
Employee severance, benefits and related costs	$4,334	$(2,286)	$(551)	$1,497
Total	$4,334	$(2,286)	$(551)	$1,497

The Company expects that substantially all remaining payments related to this reduction in workforce will be made by the end of 2014.

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

We have one marketed product, linaclotide, which is available in the United States, or U.S., under the trademarked name LINZESS®, is available in the European Union, or E.U., under the trademarked name CONSTELLA®, and is approved in a number of other countries. Linaclotide is also being developed in other parts of the world by certain of our partners.

In August 2012, the United States Food and Drug Administration, or FDA, approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. LINZESS is being commercialized in the U.S. by us and our collaboration partner, Forest Laboratories, Inc., or Forest. We and Forest began commercializing LINZESS in the U.S. during December 2012. On February 18, 2014, Forest and Actavis plc, or Actavis, entered into a definitive agreement providing for the acquisition of Forest by Actavis.

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first and only drug approved in the E.U. for IBS-C. Our European partner, Almirall, S.A., or Almirall, has exclusive marketing rights for CONSTELLA in Europe (including the Commonwealth of Independent States and Turkey). Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Germany and Italy. Almirall recently announced that it intends to suspend commercialization of CONSTELLA in Germany in May 2014, following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA. Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Forest has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Forest, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS.

Astellas Pharma Inc., or Astellas, our partner in Japan, is developing linaclotide for the treatment of patients with IBS-C. Astellas recently completed a double-blind, placebo controlled, dose-ranging Phase II clinical trial of linaclotide in adult patients with IBS-C.  In February 2014, we received preliminary top level data for the Phase II trial from Astellas indicating that, while all linaclotide dose groups showed numerically higher responder rates in the primary endpoint than placebo, the responder rates were not statistically significant compared to placebo in this study. Linaclotide was well tolerated in all dose groups in this study. Data analysis is still ongoing at Astellas to determine next steps.

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

We continue to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of our partnered territories. We and Forest are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations, new formulations and in combination with other products to assess its potential to treat various GI conditions. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our GC expertise to advance a second GC program targeting soluble guanylate cyclase, or sGC, a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development.

To date, we have dedicated substantially all of our activities to the research, development and commercialization of linaclotide, our lead product and product candidate, as well as research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of March 31, 2014, we had an accumulated deficit of approximately $827.5 million and we expect to continue to incur net losses for the foreseeable future.

On January 4, 2013, we closed a private placement of $175.0 million in aggregate principal amount of 11% notes due on or before June 15, 2024. As a result of the debt offering, we received aggregate net proceeds, after offering expenses, of approximately $167.3 million. During the second quarter of 2013, we sold 11,204,948 shares of our Class A common stock through a firm commitment, underwritten public offering at a price to the public of $13.00 per share. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $137.8 million. In February 2014, we sold 15,784,325 shares of our Class A common stock through a firm commitment, underwritten public offering at a price to the public of $12.75 per share.  As a result of this offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $190.4 million. We intend to use the net proceeds from this offering to support the commercialization of LINZESS in the U.S. and to fund linaclotide and other development opportunities to advance our strategy to grow a leading GI company, in addition to general corporate purposes.

On January 8, 2014, we announced a headcount reduction of approximately 10% to align our workforce with our strategy to grow a leading GI therapeutics company. As maximizing LINZESS is core to our strategy, our field- based sales force and medical science liaison teams were excluded from this reduction in workforce. During the three months ended March 31, 2014, we substantially completed the implementation of this reduction in workforce and recorded approximately $4.3 million of costs in research and development and selling, general and administrative expenses, including employee severance, benefits and related costs. We do not expect to incur any additional significant costs associated with this workforce reduction and expect that substantially all remaining payments will be made by the end of 2014.

Financial Overview

Revenue.  Revenue to date has been generated primarily through our collaboration agreements with Forest and AstraZeneca, and our license agreements with Almirall and Astellas. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of finished drug product, active pharmaceutical ingredient, or API, or development materials for the collaborative partners. Payments to us may include one or more of the following: nonrefundable license fees; payments for research and development activities, payments for the manufacture of finished drug product, API or development materials, payments based upon the achievement of certain milestones and royalties on product sales. Additionally, we will receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China. LINZESS launched in the U.S. in December 2012 and CONSTELLA became commercially available in certain European countries in the second quarter of 2013. Linaclotide is also approved in a number of other countries.

We record our share of the net profits and losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments as collaborative arrangements revenue or collaboration expense, as applicable. Net profits or losses consist of net sales to third-party customers in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. Although we expect net sales to increase over time, the settlement payments between Forest and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling, general and administrative expenses incurred by each party. In addition, our collaborative arrangements revenue may fluctuate as a result of timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of linaclotide in the European, Canadian or Mexican markets. One instance of this potential fluctuation relates to the challenging environment in the European pharmaceutical sector. As challenges in obtaining adequate pricing and reimbursement for pharmaceutical products in Europe have grown recently, it became clear to us and our partner, Almirall, that revising certain aspects of our current partnership would benefit the potential for linaclotide. Accordingly, in June 2013 and February 2014, we amended the Almirall license agreement to make the amount and timing of certain of the commercial launch milestones contingent on the reimbursement amount in such countries in exchange for additional new sales-based incentives and a more favorable royalty structure at certain sales thresholds.

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

The core of our research and development strategy is to leverage our development capabilities in addressing GI disorders as well as our pharmacologic expertise in GC pathways to develop new and innovative products.

Linaclotide. Our lead product is linaclotide, and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is the first and, to date, only FDA-approved GC type-C agonist and is our only product or product candidate that has demonstrated clinical proof of concept. Linaclotide is approved in the U.S., E.U., and a number of other countries. In addition, Astellas recently completed a Phase II clinical trial of linaclotide in adult patients with IBS-C in Japan and we and AstraZeneca initiated a Phase III clinical trial of linaclotide in adult patients with IBS-C in China.

We and Forest are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations, new formulations and in combination with other products to assess its potential to treat various GI conditions. These development opportunities include linaclotide colonic delivery, a targeted oral delivery formulation of linaclotide designed to potentially enhance lower abdominal pain relief in adult IBS-C or CIC patients, as well as providing the opportunity to investigate linaclotide as a potential treatment for multiple GI disorders with lower abdominal pain as a predominant symptom. We are also evaluating linaclotide with a proton pump inhibitor, or PPI, to investigate the potential for a fixed-dose combination for symptoms of both gastroesophageal reflux disease, or GERD, and IBS-C or CIC. Additionally, we and Forest are studying linaclotide as a potential treatment of opioid-induced constipation in adult patients and are working with the FDA on a plan for clinical pediatric studies with linaclotide.

Early Development Candidates. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs. This includes IW-9179, a GC-C agonist designed to target upper GI conditions, which is being explored for the treatment of functional dyspepsia and gastroparesis. Additionally, IW-3718 is a gastric retentive formulation of a bile acid sequestrant that is being evaluated for the potential treatment of GERD symptoms in patients who have not responded adequately to treatment with a PPI. We are also leveraging our GC expertise to advance a second GC program targeting sGC, which we intend to explore for utility in cardiovascular disease and other indications.  We have additional non-core assets in early development that we continued to advance through the first quarter of 2014, and we are currently exploring strategic options for further development of these assets.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GC.

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2014 and 2013. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA, costs associated with linaclotide API that was expensed prior to meeting our inventory capitalization policy and licensing fees for our product candidates. Beginning in the third quarter of 2013, we began to allocate costs related to facilities, depreciation, share-based compensation and research and development support services, laboratory supplies and certain other costs directly to programs. Prior-period amounts in the table below were reclassified to conform to the current period’s presentation.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Linaclotide	$13,516	$16,036
Early development candidates:
GI disorders (two compounds)(1)	3,979	3,536
sGC early development candidates (one compound)(1)	1,523	—
Central nervous system disorders (two compounds)(1)	1,090	5,283
Allergic disorders(1)	—	424
Total early development candidates	6,592	9,243
Discovery research	7,036	7,474
	$27,144	$32,753

(1)                                 Number of compounds is for the three months ended March 31, 2014 and is zero unless otherwise indicated.

Since 2004, the date we began tracking costs by program, we have incurred approximately $271.9 million of research and development expenses related to linaclotide. For the periods prior to January 1, 2011, this amount excludes certain allocated costs related to facilities, depreciation, share-based compensation and research and development support services, laboratory supplies and certain other expenses. The expenses for linaclotide include both reimbursements to us by Forest and AstraZeneca as well as our portion of research and development costs incurred by Forest or AstraZeneca for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreements.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. In August 2012, the FDA approved our New Drug Applications for LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. In connection with the FDA approval, we are required to conduct certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Forest established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. In October 2012, we entered into a collaboration agreement with AstraZeneca under which we will jointly develop and commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We and Forest are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations, new formulations and in combination with other products to assess its potential to treat various GI conditions. Therefore, we cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide in pediatrics, for other geographic markets, within its indicated population, in additional indications and populations, new formulations or in combination with other products. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our GC expertise to advance a second GC program targeting sGC, a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development. Given the inherent uncertainties that come with the development of pharmaceutical products, we cannot estimate with any degree of certainty how these programs will evolve, and therefore the amount of time or money that would be required to obtain regulatory approval to market them. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, linaclotide will be developed in pediatrics or otherwise outside of its current markets, indications, populations or formulations, or when, if ever, any of our other product candidates will generate revenues and cash flows.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation and related reserves, research and development expenses and share-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. During the three months ended March 31, 2014, we transitioned from a “simplified method” to the use of our historical data when estimating the expected term of stock option grants for purposes of determining stock-based compensation expense, which did not have a significant impact on our financial position or results of operations. Otherwise, during the three months ended March 31, 2014, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission, or SEC, on February 7, 2014.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Collaborative arrangements revenue:	$14,605	$3,255
Cost and expenses:
Cost of revenue	1,924	1,231
Research and development	27,144	32,753
Selling, general and administrative	29,924	33,374
Collaboration expense	—	24,730
Total cost and expenses	58,992	92,088
Other income (expense):	(44,387)	(88,833)
Interest expense	(5,283)	(5,121)
Interest and investment income	44	52
Other income (expense), net	(5,239)	(5,069)
Net loss	$(49,626)	$(93,902)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(in thousands)
Collaborative arrangements revenue	$14,605	$3,255	$11,350	349%

Collaborative Arrangements Revenue.  The increase in revenue from collaborative arrangements of approximately $11.4  million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily related to an approximately $8.4 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $1.2 million increase in revenue from the shipments of linaclotide API to our licensing partners, primarily to Almirall; an approximately $1.0 million increase in revenue related to the achievement of a commercial launch milestone in our arrangement with Almirall (net of foreign tax withholdings); an approximately $0.5 million increase in the amortization of deferred revenue associated with the Astellas license agreement due to a change in estimate in the development period; an approximately $0.2 million increase in revenue recognized under the collaboration with AstraZeneca; and an approximately $0.1 million increase in royalty revenue based on sales of CONSTELLA in the European territory.

Cost and Expenses

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(in thousands)
Cost and expenses:
Cost of revenue	$1,924	$1,231	$693	56%
Research and development	27,144	32,753	(5,609)	(17)%
Selling, general and administrative	29,924	33,374	(3,450)	(10)%
Collaboration expense	—	24,730	(24,730)	(100)%
Total cost and expenses	$58,992	$92,088	$(33,096)	(36)%

Cost of Revenue.  The increase in cost of revenue of approximately $0.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily related to the cost of linaclotide API sold to our licensing partners.

Research and Development Expense.  The decrease in research and development expense of approximately $5.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily related to a decrease of approximately $3.6 million in costs related to the collaboration with Forest; a decrease of approximately $2.3 million in research costs related to our early stage pipeline candidates;  a decrease of  approximately $2.3 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy; and a decrease of approximately $1.3 million in compensation, benefits and other employee-related expenses primarily associated with decreased average headcount; partially offset by an increase in costs of approximately $3.1 million related to our January 2014 workforce reduction; an increase of approximately $0.3 million in costs related to the collaboration with AstraZeneca; an increase of approximately $0.3 million in operating costs, including facility costs such as rent and amortization of leasehold improvements allocated to research and development; and an increase of approximately $0.2 million in external costs related to the development of linaclotide.

Selling, General and Administrative Expense.  Selling, general and administrative expenses decreased approximately $3.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of an approximately $2.2 million decrease in external consulting and other service costs primarily associated with developing and maintaining the infrastructure to support linaclotide; an approximately $1.5 million decrease in costs associated with selling expenses and marketing programs; an approximately $0.8 million decrease in selling, general and administrative expenses related to facilities and information technology infrastructure costs associated with operating our Cambridge, Massachusetts facility, including rent and amortization of leasehold improvements; and an approximately $0.2 million decrease in compensation, benefits and other employee-related expenses associated with decreased average headcount; partially offset by an increase in costs of approximately $1.2 million related to our January 2014 workforce reduction.

Collaboration Expense.  Collaboration expense decreased approximately $24.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of our share of higher LINZESS net sales in the U.S., partially offset by higher selling, general and administrative expenses incurred by us and Forest and higher cost of goods sold reported by Forest under our collaboration agreement.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(in thousands)
Other income (expense):
Interest expense	$(5,283)	$(5,121)	$(162)	3%
Interest and investment income	44	52	(8)	(15)%
Total other income (expense), net	$(5,239)	$(5,069)	$(170)	3%

Interest Expense. Interest expense increased approximately $0.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to increases in interest on our $175.0 million in aggregate principal amount notes issued in January 2013 and interest associated with capital leases for the automobiles for our field-based sales force and medical science liaisons.

Liquidity and Capital Resources

At March 31, 2104, we had approximately $332.3 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds and U.S. government sponsored securities. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2014, our balances of cash, cash equivalents and available-for-sale securities increased approximately $134.7 million.  This increase is primarily due to approximately $190.4 million in net proceeds from our follow-on public stock offering in February 2014 and approximately $3.9 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan. These sources of cash were partially offset by the cash used to operate our business, as we made payments related to, among other things, research and development and selling, general and administrative expenses as we continued to invest in our research pipeline and support the continued commercialization of LINZESS in the U.S. We also invested approximately $1.3 million in capital expenditures and made payments of approximately $0.3 million on capital lease obligations.

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of March 31, 2014, had an accumulated deficit of approximately $827.5 million. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010 and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments as well as reimbursement of certain expenses; debt financings, including approximately $167.3 million of net proceeds from the private placement of our notes in January 2013; and strategic sale of assets or businesses and interest earned on investments.

Funding Requirements

In August 2012, we received regulatory approval for LINZESS in the U.S. for the treatment of IBS-C or CIC in adults and, in December 2012, commenced our commercial launch with our collaboration partner, Forest. While we began commercializing LINZESS in the fourth quarter of 2012, we have not achieved profitability. In November 2012, our European partner, Almirall, received approval for CONSTELLA for the treatment of IBS-C in adults, which is currently being commercialized in certain European countries by Almirall. Our partnership with Forest requires total net sales of LINZESS to be reduced by commercial costs incurred by each party, and such resulting net profit or net loss attributable to LINZESS is shared equally between us and Forest. Additionally, we receive royalties which escalate based on sales volume for CONSTELLA. We cannot anticipate when, if ever, proceeds generated from sales of LINZESS and CONSTELLA will enable the Company to become cash flow positive. We anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, and continue to invest in our pipeline and potentially other external opportunities. In addition, we are generally required to make cash expenditures to manufacture linaclotide API in advance of selling it to our collaboration partners and collecting payments for such inventory sales, which may result in significant periodic uses of cash. We believe that our cash on hand as of March 31, 2014 will be sufficient to meet our projected operating needs at least through the next twelve months.

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

Due to the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, linaclotide (other than in the countries where it is already approved) and our other product candidates for all of the markets, indications, populations and formulations for which we believe each product candidate is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•                  the rate of progress and cost of our commercialization activities;

•                  the expenses we incur in marketing and selling LINZESS and any other products;

•                  the revenue generated by sales of LINZESS, CONSTELLA and any other products;

•                  the success of our third-party manufacturing activities;

•                  the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates;

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the 2013 Annual Report on Form 10-K. We did not adopt any new accounting pronouncements during the three months ended March 31, 2014 that had a material effect on our condensed consolidated financial statements included in this report.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2014 and 2013 had a significant impact on our results of operations.

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

Furthermore, as we and Forest explore development opportunities to enhance the clinical profile of LINZESS, any clinical trials conducted may expand the patients treated with linaclotide within or outside of its current indications or patient populations, which could result in the identification of previously unknown side effects, increased frequency or severity of known side effects, or detection of unexpected safety signals.  In addition, now that LINZESS and CONSTELLA are commercially available, they are used in wider populations and in less rigorously controlled environments than in clinical studies.  As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of linaclotide is associated with serious adverse effects, undermining our commercialization efforts.

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

We are working closely with Forest to implement our joint commercialization plan for LINZESS. The commercialization plan includes an agreed upon marketing campaign that targets the physicians who see patients who could benefit from LINZESS treatment.  Our marketing campaign also targets the adult men and women who suffer from IBS-C or CIC, including through our recently expanded direct-to-consumer education program. Our commercialization plan also includes an integrated call plan for our sales forces to optimize the education of specific gastroenterologists and primary care physicians on whom our and Forest’s sales representatives call, and the frequency with which the representatives meet with them.

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

Our and Forest’s ability to commercialize LINZESS in the U.S. successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers.  In determining whether to approve reimbursement for LINZESS and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of LINZESS, as well as the availability of alternative treatments.  Further, in order to maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications.  Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Forest will be able to negotiate pricing terms with all third-party payers at levels that are profitable to us, or at all.  Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for LINZESS, and others may do so in the future.  Our business would be materially adversely affected if we and Forest are not able to receive approval for reimbursement of LINZESS from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly restrictive prior authorization requirements; or if reimbursement is not maintained at a satisfactory level or becomes subject to prior authorization.  In addition, our business could be adversely affected if private insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payers limit or reduce the indications for or conditions under which LINZESS may be reimbursed.

We expect to experience pricing pressures in connection with the sale of linaclotide and our future products due to the healthcare reforms discussed below, as well as the trend toward programs aimed at reducing healthcare costs, the increasing influence of health maintenance organizations, the ongoing debates on reducing government spending and additional legislative proposals.  These healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our and our partners’ ability to obtain or maintain reimbursement for linaclotide at a satisfactory level, or at all, which could materially harm our business and financial results.

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

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. This approval followed the positive recommendation received from the European Committee for Medicinal Products for Human Use in September 2012.  Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Germany and Italy.  Almirall recently announced that it intends to suspend commercialization of CONSTELLA in Germany in May 2014, following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA.  Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

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

If any of our partners undergoes a change in control or in management, this may adversely affect our collaborative relationship or the success of the commercialization of LINZESS in the U.S. or the continued launches and commercialization of CONSTELLA in the E.U., or the ability to achieve regulatory approval, launch and commercialize linaclotide in our other partnered territories.

We work jointly and collaboratively with Forest, Almirall, Astellas and AstraZeneca on many aspects of the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of the management teams of Forest, Almirall, Astellas and AstraZeneca in functional areas such as development, quality, regulatory, drug safety and pharmacovigilance, operations, marketing, sales, field operations and medical science. Further, the success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners commercialize LINZESS in the U.S., continue to launch and commercialize CONSTELLA in the E.U. and develop, launch and commercialize linaclotide in other parts of the world, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships. On February 18, 2014, Forest and Actavis plc, or Actavis, entered into a definitive agreement providing for the acquisition of Forest by Actavis.  If this transaction is completed, or if our partners otherwise undergo a change of control or in management, we will need to reestablish many relationships and confirm alignment of our development and commercialization strategy for linaclotide. Further, in connection with any change of control or in management, there is inherent uncertainty and disruption in operations, which could result in distraction, inefficiencies, and misalignment of priorities. As a result, in the event of a change of control or in management at one of our partners, we cannot be sure that we will be able to successfully execute on our development and commercialization strategy for linaclotide in an effective and efficient manner and without disruption or reduced performance. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner’s portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

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

Even though LINZESS is approved by the FDA for the treatment of adults with IBS-C or CIC, it faces future post-approval development and regulatory requirements, which will present additional challenges.

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

Even though linaclotide is approved for marketing in the U.S. as LINZESS and in the E.U. as CONSTELLA, and is approved for marketing in a number of other countries, we or our collaborators may never receive approval to commercialize linaclotide in additional parts of the world.

In order to market any products outside of the U.S., we or our partners must comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S., the E.U. and the other countries where linaclotide is approved.  Potential risks include that the regulatory authorities:

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

•                  the federal Foreign Corrupt Practices Act which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity; and

•                  the federal Physician Payments Sunshine Act, which was passed as part of the Patient Protection and Affordable Care Act of 2010, and similar state laws in certain states, that require pharmaceutical and medical device companies to monitor and report payments, gifts, the provision of samples and other remuneration made to physicians and other healthcare professional and healthcare organizations.

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

As part of our growth strategy, we intend to explore further linaclotide development opportunities, and to develop and market additional products and product candidates. We and Forest are exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations, new formulations and in combination with other products to assess its potential to treat various GI conditions. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the FDA or in other countries or harm linaclotide’s reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

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

•                  unforeseen safety issues; or

•                  lack of adequate enrollment or funding to continue the clinical trial.

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

Our U.S. Patent 7,704,947, which covers a group of peptides including LINZESS and related molecules, underwent an inter partes reexamination instigated by a third party request at the United States Patent and Trademark Office, or the USPTO. The USPTO has confirmed that all claims are patentable and issued a Reexamination Certificate, affirming the strength of our intellectual property and our belief that the reexamination was without merit. This patent is one of several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) as well as additional patents and applications covering processes for making LINZESS, formulations, and dosing regimens. We have also received notices of allowance from the USPTO for two pending patent applications relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation.  Although none of our issued patents currently is subject to a patent reexamination, we cannot guarantee that they will not be subject to reexamination or review by the USPTO in the future. If any or all of our LINZESS-related patents were invalidated, we would still have at least five years of marketing exclusivity under the Hatch-Waxman Act from FDA approval of LINZESS. We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide. We and Forest launched LINZESS in the U.S. in December 2012, and we believe that it will take us some time to attain profitability and positive cash flow from operations. We have financed our operations to date primarily through the issuance of equity, our collaboration and license arrangements and our January 2013 issuance of debt securities related to the sales of LINZESS in the U.S., and we have incurred losses in each year since our inception in 1998. We incurred net losses of approximately $49.6 million and $93.9 million in the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of approximately $827.5 million. Our prior losses and expected future losses, have had and we expect will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and our research and development of our product candidates.  As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our product development programs or commercialization efforts.

In the first quarter of 2014, we completed an offering of approximately 15.8 million shares of our Class A common stock at a public offering price of $12.75 per share, and in the second quarter of 2013, we completed an offering of approximately 11.2 million shares of our Class A common stock at a public offering price of $13.00 per share.  In January 2013, we completed an offering of $175.0 million in debt securities related to the sales of LINZESS in the U.S. However, marketing and selling a primary care drug, purchasing commercial quantities of pharmaceutical products, and developing product candidates and conducting clinical trials are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•                  the level of underlying demand for linaclotide by prescribers and patients in the U.S., the E.U. and the other countries where it is approved;

•                  the costs associated with commercializing LINZESS in the U.S.;

•                  the costs of maintaining and expanding sales, marketing and distribution capabilities for linaclotide;

•                  the regulatory approval of linaclotide outside of the United States, the E.U. and the other countries where it is approved, and the timing of commercial launches in those countries, as well as the associated development and commercial milestones and royalties;

•                  the rate of progress and cost of our clinical trials and other product development programs, including our post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within its indicated populations, as well as to study linaclotide in additional indications and populations, new formulations and in combination with other products to assess its potential to treat various GI conditions;

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

In January 2013, we issued $175.0 million in debt securities bearing an annual interest rate of 11%. Quarterly interest payments on these securities commenced on June 15, 2013.  In March 2014, we began making quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter and (ii) the quarterly interest amount. Principal on the notes is repaid in an amount equal to the difference between (i) and (ii) above, when this is a positive number, until the principal has been paid in full. If the cash flows derived from the net quarterly payments that we receive from Forest under the collaboration agreement are insufficient on any particular payment date to fund the quarterly interest payment, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. We expect that for the next few years, at a minimum, the net quarterly payments from Forest will be our primary source of cash flow from operations. The determination of whether Forest will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Forest under the collaboration agreement. Accordingly, since we believe that it will take us some time to attain profitability and positive cash flow from operations, we cannot guarantee that (i) we will have the available funds to fund the quarterly interest payment, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Forest, (ii) there will be a net quarterly payment from Forest at all or (iii) we will not also be required to make a true-up payment to Forest under the collaboration agreement, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of March 31, 2014, we had total indebtedness of approximately $175.0 million. We chose to issue debt securities based on the additional strategic optionality that this creates for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness could have important consequences, including:

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

We expect our operating results to be subject to frequent fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•                  the level of underlying demand for linaclotide in the U.S., the E.U. and the other countries where it is approved, and wholesalers’ buying patterns;

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of March 31, 2014, the holders of our Class A common stock own approximately 87% and the holders of our Class B common stock own approximately 13% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 39% and holders of our Class B common stock have approximately 61% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

The market price of our Class A common stock may be highly volatile due to many factors, including:

•                  the commercial performance of linaclotide in the U.S., the E.U. and the other countries where it is approved;

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

•                  deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

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

Item 5.  Other Information

On April 26, 2014, our Board of Directors approved an amendment and restatement of our Change of Control Severance Benefit Plan (as amended and restated, the “Severance Plan”) to, among other things, change the amount of the lump sum salary payment and the duration of the health benefit continuation under the Severance Plan for certain management participants from six months to 12 months. The Severance Plan continues to provide such benefits only if both (i) the eligible participant is terminated either by us without “cause” or by the eligible participant for “good reason” and (ii) such covered termination is in connection with a “change of control” of our company (each as defined in the Severance Plan). Except as provided herein, the previously reported material terms of the Severance Plan, including with respect to non-management participants, were not changed by the amendment and restatement.

A copy of the Severance Plan is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated into this Item 5 by reference. This summary of the material changes to the Severance Plan does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Severance Plan.

Item 6.  Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: April 29, 2014	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 29, 2014	By:	/s/ MICHAEL J. HIGGINS
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

10.1#*	Change of Control Severance Benefit Plan, as amended and restated.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Filed herewith.

‡                                         Furnished herewith.

#                                         Management contract or compensatory plan, contract or arrangement.