Form 10-Q
period 2014-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2014-08-05
CIK 1446847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, there were 120,866,472 shares of Class A common stock outstanding and 18,491,673 shares of Class B common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•                  the demand and market potential for linaclotide in the United States, or the U.S. (LINZESS®), in the European Union, or the E.U. (CONSTELLA®), and in other countries where it is approved for marketing;

•                  the timing, investment and associated activities involved in commercializing LINZESS by us and Actavis plc in the U.S., including our direct-to-consumer education program;

•                  the timing and execution of the launches and commercialization of CONSTELLA in the E.U.;

•                  the timing, investment and associated activities involved in developing, launching, and commercializing linaclotide by us and our partners worldwide;

•                  our ability and the ability of our partners to secure and maintain adequate reimbursement for linaclotide;

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

•                  our expectations as to future financial performance, expense levels and payments, capital raising and liquidity sources, and real estate needs, as well as the timing thereof;

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$95,357	$75,490
Available-for-sale securities	206,621	122,112
Accounts receivable	—	513
Related party accounts receivable, net	4,455	2,700
Inventory	12,989	22,145
Prepaid expenses and other current assets	6,338	6,168
Total current assets	325,760	229,128
Restricted cash	8,147	8,147
Property and equipment, net	33,560	37,376
Other assets	3,597	4,311
Total assets	$371,064	$278,962
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,393	$10,139
Related party accounts payable, net	5	48
Accrued research and development costs	2,235	3,412
Accrued expenses	19,048	18,438
Current portion of capital lease obligations	1,104	1,139
Current portion of deferred rent	2,817	2,790
Current portion of deferred revenue	6,447	5,074
Current portion of notes payable	6,577	—
Total current liabilities	41,626	41,040
Capital lease obligations, net of current portion	3,158	3,134
Deferred rent, net of current portion	7,431	8,822
Deferred revenue, net of current portion	8,879	11,416
Notes payable, net of current portion	168,139	174,672
Other liabilities	—	1,653
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 120,635,892 and 102,803,093 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	120	103
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 18,497,673 and 18,362,037 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	18	18
Additional paid-in capital	1,029,501	815,930
Accumulated deficit	(887,811)	(777,828)
Accumulated other comprehensive income	3	2
Total stockholders’ equity	141,831	38,225
Total liabilities and stockholders’ equity	$371,064	$278,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaborative arrangements revenue	$6,840	$9,663	$21,445	$12,918
Cost and expenses:
Cost of revenue	10,518	3,418	12,442	4,649
Research and development	22,142	24,093	49,286	56,846
Selling, general and administrative	29,299	30,870	59,223	64,244
Collaboration expense	—	11,162	—	35,892
Total cost and expenses	61,959	69,543	120,951	161,631
Loss from operations	(55,119)	(59,880)	(99,506)	(148,713)
Other income (expense):
Interest expense	(5,303)	(5,318)	(10,586)	(10,439)
Interest and investment income	65	49	109	101
Other expense, net	(5,238)	(5,269)	(10,477)	(10,338)
Net loss	$(60,357)	$(65,149)	$(109,983)	$(159,051)

Net loss per share - basic and diluted	$(0.44)	$(0.57)	$(0.82)	$(1.44)

Weighted average number of common shares used in net loss per share — basic and diluted:	138,315	113,441	134,053	110,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(60,357)	$(65,149)	$(109,983)	$(159,051)

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	15	(13)	1	(6)
Total other comprehensive income (loss)	15	(13)	1	(6)

Comprehensive loss	$(60,342)	$(65,162)	$(109,982)	$(159,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(109,983)	$(159,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,211	5,577
Share-based compensation expense	12,086	10,092
Write-down of inventory to net realizable value	8,894	—
Accretion of discount/premium on investment securities	466	887
Non-cash interest expense	788	937
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	(1,242)	(3,811)
Restricted cash	—	(500)
Prepaid expenses and other current assets	(84)	(3,447)
Inventory	272	(10,197)
Other assets	(116)	72
Accounts payable and accrued expenses	(7,691)	(10,098)
Accrued research and development costs	(1,177)	(718)
Deferred revenue	(1,164)	(2,379)
Deferred rent	(1,364)	(1,348)
Other liabilities	—	661
Net cash used in operating activities	(94,104)	(173,323)
Cash flows from investing activities:
Purchases of available-for-sale securities	(206,943)	(144,584)
Sales and maturities of available-for-sale securities	121,969	94,142
Purchases of property and equipment	(2,023)	(4,890)
Net cash used in investing activities	(86,997)	(55,332)
Cash flows from financing activities:
Proceeds from issuance of common stock	190,428	137,766
Proceeds from issuance of notes payable	—	175,000
Costs associated with issuance of notes payable	—	(7,717)
Proceeds from exercise of stock options and employee stock purchase plan	11,064	6,515
Payments on capital leases	(524)	(148)
Net cash provided by financing activities	200,968	311,416
Net increase in cash and cash equivalents	19,867	82,761
Cash and cash equivalents, beginning of period	75,490	136,700
Cash and cash equivalents, end of period	$95,357	$219,461

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

The Company’s lead product, linaclotide, is being marketed in the United States (“U.S.”) under the trademarked name of LINZESS®. In August 2012, the United States Food and Drug Administration (“FDA”) approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”). LINZESS is the first and, to date, only FDA-approved guanylate cyclase type-C (“GC-C”) agonist. The Company and Forest Laboratories, Inc. (“Forest”) began commercializing LINZESS in the U.S. in December 2012. On July 1, 2014, Actavis plc (together with Forest, “Actavis”) completed its acquisition of Forest. The collaboration between the companies for the development and commercialization of linaclotide in North America remains in effect.

In November 2012, the European Commission granted marketing authorization to linaclotide (CONSTELLA®) for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first and only drug approved in the European Union (“E.U.”) for IBS-C. The Company’s European partner, Almirall, S.A. (“Almirall”), has exclusive marketing rights for CONSTELLA in Europe (including the Commonwealth of Independent States and Turkey). Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain. Almirall recently suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA. Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Actavis has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Actavis, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS. In May 2014, Actavis began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico.

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, is developing linaclotide for the treatment of patients with IBS-C in its territory. Astellas completed a double-blind, placebo-controlled, dose-ranging Phase II clinical trial of linaclotide in adult patients with IBS-C. In February 2014, the Company received preliminary top level data for the Phase II trial from Astellas indicating that, while all linaclotide dose groups showed numerically higher responder rates in the primary endpoint than placebo, the responder rates were not statistically significant compared to placebo in this study. Linaclotide was well tolerated in all dose groups in this study. Data analysis is still ongoing at Astellas to determine next steps.

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

The Company and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In addition to linaclotide-based opportunities, the Company is advancing multiple GI development programs as well as further leveraging its GC expertise to advance a second GC program targeting soluble guanylate cyclase (“sGC”), a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development. The Company is exploring sGC for utility in cardiovascular disease and other indications.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of June 30, 2014, results of its operations for the three and six months ended June 30, 2014 and 2013 and its cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

Summary of Significant Accounting Policies

During the quarter ended March 31, 2014, the Company transitioned from a “simplified method” to the use of its historical data when estimating the expected term of stock option grants for purposes of determining stock-based compensation expense. This change did not have a significant impact on the Company’s financial position or results of operations. The Company’s significant accounting policies are otherwise as described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2013 Annual Report on Form 10-K.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company has not determined yet the potential effects of the adoption of this standard on its consolidated financial position, results of operations or cash flows.

For a discussion of additional recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2013 Annual Report on Form 10-K.

The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2014 that had a material effect on the Company’s condensed consolidated financial statements.

2.  Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive (in thousands):

	Six Months Ended June 30,
	2014	2013
Options to purchase common stock	20,818	20,470
Shares subject to repurchase	198	45
	21,016	20,515

The number of shares issuable under the Company’s employee stock purchase plan that were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive was insignificant.

3. Collaboration and License Agreements

Actavis plc (formerly Forest Laboratories, Inc.)

In September 2007, the Company entered into a collaboration agreement with Forest to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. On July 1, 2014, Actavis completed its acquisition of Forest. The collaboration between the companies for the development and commercialization of linaclotide in North America remains in effect. Under the terms of this collaboration agreement, the Company shares equally with Actavis all development costs as well as future net profits or losses from the development and sale of linaclotide in the U.S. The Company will also receive royalties in the mid-teens percent based on net sales in Canada and Mexico. Actavis is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. In September 2012, Actavis sublicensed its commercialization rights in Mexico to Almirall. Actavis made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have a standalone value without research and development activities provided by the Company, the Company recorded the up-front license fee as collaborative arrangements revenue on a straight-line basis through September 30, 2012, the period over which linaclotide was jointly developed under the collaboration. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At June 30, 2014, $205.0 million in license fees and development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met.

The collaboration agreement included a contingent equity investment, in the form of a forward purchase contract, which required Actavis to purchase shares of the Company’s convertible preferred stock upon achievement of a specific development milestone. At the inception of the arrangement, the Company valued the contingent equity investment and recorded an approximately $9.0 million asset and incremental deferred revenue. The $9.0 million of incremental deferred revenue was recognized as collaborative arrangements revenue on a straight-line basis over the period of the Company’s continuing involvement through September 30, 2012. In July 2009, the Company achieved the development milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. On September 1, 2009, the Company issued 2,083,333 shares of convertible preferred stock to Actavis (Note 11).

The Company achieved all six development milestones under this agreement. In September 2008 and July 2009, the Company achieved development milestones which triggered $10.0 million and $20.0 million milestone payments, respectively.  These development milestones were recognized as collaborative arrangements revenue through September 2012.  In October 2011, the Company achieved two development milestones upon the FDA’s acceptance of the linaclotide New Drug Applications (“NDA”) for both IBS-C and CIC in adults and received milestone payments totaling $20.0 million from Actavis. In August 2012, the Company achieved two additional development milestones upon the FDA’s approval of the linaclotide NDAs for both IBS-C and CIC in adults and received milestone payments totaling $85.0 million from Actavis in September 2012, accordingly. In accordance with ASU 2010-17, these four development milestones were recognized as collaborative arrangements revenue in their entirety upon achievement. The remaining milestone payment that could be received from Actavis upon the achievement of sales targets will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost-sharing provisions of the collaboration, the Company offset approximately $1.5 million and approximately $2.1 million against research and development costs during the three and six months ended June 30, 2014, respectively, and recognized less than $0.1 million and approximately $3.0 million in incremental research and development costs during the three and six months ended June 30, 2013, respectively, to reflect its obligation under the collaboration to bear half of the development costs incurred by both parties.

The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S., provided, however, that if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as stipulated by the collaboration agreement. Net profits or net losses consist of net sales to third-party customers and sublicense income in the U.S. less cost of goods sold as well as selling, general and administrative expenses. Net sales are calculated and recorded by Actavis and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. The Company records its share of the net profits or net losses from the sale of LINZESS on a net basis and presents the settlement payments to and from Actavis as collaboration expense or collaborative arrangements revenue, as applicable. The Company and Actavis began commercializing LINZESS in the U.S. in December 2012.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaborative arrangements revenue (1) (2)	$1,778	$—	$10,225	$—
Collaboration expense	—	(11,162)	—	(35,892)
Selling, general and administrative costs incurred by the Company (1)	(7,806)	(8,271)	(15,805)	(16,810)
The Company’s share of net loss	$(6,028)	$(19,433)	$(5,580)	$(52,702)

(1)         Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Actavis.

(2)         Includes a net profit share adjustment of approximately $2.3 million recorded during the three months ended June 30, 2014, as described above.

In May 2014, Actavis began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partners or the ability to estimate the royalty revenue in the period earned.

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

During the second quarter of 2013, the Company achieved two milestones under the amended Almirall license agreement, which resulted in payments of approximately $1.9 million from Almirall to the Company related to the commercial launches in two of the five major E.U. countries, the United Kingdom and Germany. The approximately $1.9 million payment represented the two $1.0 million milestones, net of foreign tax withholdings. During the first and second quarters of 2014, the Company achieved two milestones under the amended Almirall license agreement triggering payments of approximately $1.0 million each related to the commercial launches in two additional major E.U. countries, Italy and Spain. Each approximately $1.0 million payment represents the $1.0 million milestone, net of foreign tax withholdings.

The Company recognized approximately $2.8 million and approximately $7.3 million in total collaborative arrangements revenue from the Almirall license agreement during the three and six months ended June 30, 2014, respectively, including approximately $1.7 million and approximately $5.1 million, respectively, from the sale of API to Almirall, approximately $0.9 million and approximately $1.9 million, respectively, in commercial launch milestones, as well as approximately $0.2 million and approximately $0.3 million, respectively, in royalty revenue. The Company recognized approximately $7.8 million and approximately $10.0 million in total collaborative arrangements revenue from the Almirall license agreement during the three and six months ended June 30, 2013, respectively, including approximately $5.9 million and approximately $8.1 million, respectively, from the sale of API to Almirall,  and approximately $1.9 million in each period in commercial launch milestones.

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

In 2009, Astellas paid the Company a non-refundable, up-front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight-line basis over the Company’s estimate of the period over which linaclotide will be developed under the license agreement. In March 2013, the Company revised its estimate of the development period from 115 months to 85 months based on the Company’s assessment of regulatory approval timelines for Japan. This resulted in the recognition of an additional approximately $0.5 million and approximately $1.0 million of revenue in the three and six months ended June 30, 2014, respectively.

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

At June 30, 2014, approximately $14.0 million of the up-front license fee remains deferred.  During the three and six months ended June 30, 2014, the Company recognized approximately $1.9 million and approximately $3.2 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including approximately $0.7 million during the three and six months ended June 30, 2014 from the sale of API to Astellas. During the three and six months ended June 30, 2013, the Company recognized approximately $1.5 million and approximately $2.3 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including approximately $0.2 million in each period from the sale of API to Astellas.

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

The parties agreed to an Initial Development Plan (“IDP”) which includes the planned development of linaclotide in China, including the lead responsibility for each activity and the related internal and external costs. The IDP indicates that AstraZeneca is responsible for a multinational Phase III clinical trial, the Company is responsible for nonclinical development and supplying clinical trial material and both parties are responsible for the regulatory submission process. The IDP indicates that the party specifically designated as being responsible for a particular development activity under the IDP shall implement and conduct such activities. The activities are governed by a Joint Development Committee (“JDC”), with equal representation from each party. The JDC is responsible for approving, by unanimous consent, the joint development plan and development budget, as well as approving protocols for clinical studies, reviewing and commenting on regulatory submissions, and providing an exchange of data and information.

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

In connection with the AstraZeneca Collaboration Agreement, the Company and AstraZeneca also executed a co-promotion agreement (the “Co-Promotion Agreement”), pursuant to which the Company utilized its existing sales force to co-promote NEXIUM® (esomeprazole magnesium), one of AstraZeneca’s products, in the U.S. The Co-Promotion Agreement expired in May 2014.

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

The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of June 30, 2014, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

The total amount of the non-contingent consideration allocable to the AstraZeneca Agreements of approximately $27.8 million (“Arrangement Consideration”) includes the $25.0 million non-refundable upfront payment and 55% of the costs for clinical trial material supply services and research, development and regulatory activities allocated to the Company in the IDP and as approved by the JDC in subsequent periods, or approximately $2.8 million. The Company allocated the original Arrangement Consideration of approximately $26.9 million to the non-contingent deliverables based on management’s best estimate of selling price (“BESP”) of each deliverable using the relative selling price method as the Company did not have vendor-specific objective evidence or third-party evidence of selling price for such deliverables. The Company allocated the additional arrangement consideration of approximately $0.9 million, as approved by the JDC in subsequent periods, to the remaining non-contingent deliverables using the relative selling price method. The Company estimated the BESP for the License Deliverable using a multi-period excess-earnings method under the income approach which utilized cash flow projections, the key assumptions of which included the following market conditions and entity-specific factors: (a) the specific rights provided under the license to develop and commercialize linaclotide; (b) the potential indications for linaclotide pursuant to the license; (c) the likelihood linaclotide will be developed for more than one indication; (c) the stage of development of linaclotide for IBS-C and CIC and the projected timeline for regulatory approval; (d) the development risk by indication; (f) the market size by indication; (g) the expected product life of linaclotide assuming commercialization; (h) the competitive environment, and (i) the estimated development and commercialization costs of linaclotide in the License Territory. The Company utilized a discount rate of 11.5% in its analysis, representing the weighted average cost of capital derived from returns on equity for comparable companies.  The Company determined its BESP for the remaining deliverables based on the nature of the services to be performed and estimates of the associated effort and cost of the services adjusted for a reasonable profit margin such that they represented estimated market rates for similar services sold on a standalone basis.

The Company concluded that a change in key assumptions used to determine BESP for each deliverable would not have a significant effect on the allocation of the Arrangement Consideration, as the estimated selling price of the License Deliverable significantly exceeds the other deliverables.

Of the approximately $27.8 million Arrangement Consideration, approximately $24.7 million was allocated to the License Deliverable, approximately $1.1 million to the R&D Services, approximately $0.1 million to the JDC services, approximately $0.1 million to the clinical trial material supply services, and approximately $1.8 million to the Co-Promotion Deliverable in the relative selling price model. The Company recognized all $24.7 million allocated to the License Deliverable as revenue upon the execution of the AstraZeneca Agreements as the associated unit of accounting had been delivered and there is no general right of return. At inception, the remaining approximately $0.3 million of the Arrangement Consideration received, and allocated to the remaining deliverables based on their relative selling prices, was deferred.

Because the Company shares development costs with AstraZeneca, payments from AstraZeneca with respect to both research and development and selling, general and administrative costs incurred by the Company prior to the commercialization of linaclotide in the License Territory are recorded as a reduction to expense, in accordance with the Company’s policy, which is consistent with the nature of the cost reimbursement. Development costs incurred by the Company that pertain to the IDP and subsequent amendments to the IDP, as approved by the JDC, are recorded as research and development expense as incurred. Payments to AstraZeneca are recorded as incremental research and development expense.

The Company will perform the R&D Services, JDC services and supply clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company recognized approximately $0.9 million and approximately $1.3 million in incremental research and development costs during the three and six months ended June 30, 2014, respectively, and approximately $0.5 million and approximately $0.6 million in incremental research and development costs during the three and six months ended June 30, 2013, respectively.

The amount allocated to the Co-Promotion Deliverable is being recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product, through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable; however, the revenue recognized in the statement of operations was limited to the non-contingent consideration in accordance with ASC 605-25. During the three and six months ended June 30, 2014, the Company recognized approximately $0.3 million and approximately $0.7 million, respectively, as collaborative arrangements revenue related to this deliverable as this portion of the arrangement consideration was no longer contingent. During the three and six months ended June 30, 2013, the Company recognized approximately $0.4 million and approximately $0.6 million, respectively, in collaborative arrangements revenue related to this deliverable.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business.  In connection with entering into these agreements, the Company made aggregate up-front payments of approximately $5.8 million, which were expensed as research and development expense.  Pursuant to the terms of certain of those agreements, the Company may be required to pay $99.5 million for development milestones, of which $2.5 million had been paid, and $265.5 million for regulatory milestones, none of which had been paid, in each case as of June 30, 2014.  In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. The Company did not incur any research and development expense associated with the Company’s other collaboration and license agreements during the three months ended June 30, 2014. During the six months ended June 30, 2014, the Company incurred approximately $1.0 million in research and development expense associated with the Company’s other collaboration and license agreements. During the three and six months ended June 30, 2013, the Company incurred approximately $0.8 million and approximately $1.8 million, respectively, in research and development expense associated with the Company’s other collaboration and license agreements.

4. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$85,236	$85,236	$—	$—
Available-for-sale securities:
U.S. Treasury securities	24,011	24,011	—	—
U.S. government-sponsored securities	182,610	—	182,610	—
Total	$291,857	$109,247	$182,610	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$59,747	$59,747	$—	$—
U.S. government-sponsored securities	7,505	—	7,505	—
Available-for-sale securities:
U.S. Treasury securities	7,253	7,253	—	—
U.S. government-sponsored securities	114,859	—	114,859	—
Total	$189,364	$67,000	$122,364	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three or six months ended June 30, 2014 or 2013.

Cash equivalents, accounts receivable, including related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at June 30, 2014 and December 31, 2013 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at June 30, 2014 and December 31, 2013 approximates fair value as it bears interest at a rate approximating a market interest rate.

5. Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at June 30, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014:
U.S. government-sponsored securities	$182,615	$10	$(15)	$182,610
U.S. Treasury securities	24,003	8	—	24,011
Total	$206,618	$18	$(15)	$206,621

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
U.S. government-sponsored securities	$114,857	$6	$(4)	$114,859
U.S. Treasury securities	7,253	—	—	7,253
Total	$122,110	$6	$(4)	$122,112

The contractual maturities of all securities held at June 30, 2014 are one year or less.  There were 26 and 12 available-for-sale securities in an unrealized loss position at June 30, 2014 and December 31, 2013, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at June 30, 2014 and December 31, 2013 was approximately $85.5 million and approximately $38.7 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at June 30, 2014.

There were no sales of available-for-sale securities during the three or six months ended June 30, 2014 or 2013. Gross realized gains and losses on the sales of available-for-sale securities that have been included in other income (expense), net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income as well as gains and losses reclassified out of accumulated other comprehensive income into other income (expense) were not material to the Company’s consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income (expense) is based on the specific identification method for purposes of recording realized gains and losses.

6. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$12,989	$22,145

Inventory at June 30, 2014 and December 31, 2013 represents API that is available for commercial sale. The Company writes down the value of its inventory for excess, obsolescence or other net realizable value adjustments to cost of revenue.  During the three and six months ended June 30, 2014, approximately $8.9 million was charged to cost of revenue.  No amounts of inventory were written down during the three or six months ended June 30, 2013.

7. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Manufacturing equipment	$3,623	$2,812
Laboratory equipment	14,530	14,039
Computer and office equipment	5,272	5,202
Furniture and fixtures	2,365	2,365
Software	12,373	12,352
Construction in process	1,362	996
Leased vehicles	4,472	4,472
Leasehold improvements	36,831	36,827
	80,828	79,065
Less accumulated depreciation and amortization	(47,268)	(41,689)
	$33,560	$37,376

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Salaries and benefits	$12,488	$13,784
Workforce reduction charges	373	—
Professional fees	706	531
Accrued interest	856	856
Other	4,625	3,267
	$19,048	$18,438

9. Notes Payable

On January 4, 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “Payment Date”) beginning June 15, 2013. Beginning March 15, 2014, the Company began making quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the notes (the “Required Interest Amount”). Principal on the notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the notes are based on the Synthetic Royalty Amount, which will vary from quarter to quarter, the notes may be repaid prior to June 15, 2024, the final legal maturity date. The Company did not make any principal payments through June 30, 2014 and expects to pay approximately $6.6 million of the principal within twelve months following June 30, 2014.

The notes are secured solely by a security interest in a segregated bank account established to receive the required quarterly payments.  Up to the amount of the required quarterly payments under the notes, Actavis will deposit its quarterly profit (loss) sharing payments due to the Company under the collaboration agreement, if any, into the segregated bank account.  If the funds deposited by Actavis into the segregated bank account are insufficient to make a required payment of interest or principal on a particular Payment Date, the Company is obligated to deposit such shortfall out of the Company’s general funds into the segregated bank account.

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

The notes contain certain covenants related to the Company’s obligations with respect to the commercialization of LINZESS and the related collaboration agreement with Actavis, as well as certain customary covenants, including covenants that limit or restrict the Company’s ability to incur certain liens, merge or consolidate or make dispositions of assets.  The notes also specify a number of events of default (some of which are subject to applicable cure periods), including, among other things, covenant defaults, other non-payment defaults, and bankruptcy and insolvency defaults.  Upon the occurrence of an event of default, subject to cure periods in certain circumstances, all amounts outstanding may become immediately due and payable.

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

The accounting for the notes requires the Company to make certain estimates and assumptions about the future net sales of LINZESS in the U.S. LINZESS has been marketed since December 2012 and the estimates of the magnitude and timing of LINZESS net sales are subject to significant variability due to the recent product launch and the extended time period associated with the financing transaction, and thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company gains additional experience marketing LINZESS, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt issuance costs and discounts as well as the accretion of the interest expense. Any such adjustments could be material to the condensed consolidated financial statements.

The fair value of the notes was estimated to be approximately $183.8 million as of June 30, 2014, and was determined using Level 3 inputs, including a quoted rate.

10. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$2,271	$2,701	$4,961	$4,925
Selling, general and administrative	3,741	2,116	7,125	5,167
	$6,012	$4,817	$12,086	$10,092

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2013	20,927,874	$8.87
Granted	2,856,300	14.00
Exercised	(1,738,266)	5.44
Cancelled	(1,228,161)	12.07
Outstanding at June 30, 2014	20,817,747	$9.67

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	48.1%	46.9%	46.7%	46.3%
Expected term (in years)	6.1	6.5	6.1	6.5
Risk-free interest rate	2.0%	1.4%	1.8%	1.4%
Expected dividend yield	—%	—%	—%	—%

11. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid less than $0.1 million in legal fees to this investor during the three and six months ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, the Company had less than $0.1 million of accounts payable due to this related party.

In September 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company’s convertible preferred stock.  On July 1, 2014, Actavis became a related party when it completed its acquisition of Forest.  In November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 3). These shares of preferred stock converted to the Company’s Class B common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from Actavis and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. At June 30, 2014, the Company had approximately $1.2 million in related party accounts receivable associated with Almirall and approximately $3.3 million in related party accounts receivable, net of related party accounts payable, associated with Actavis. At December 31, 2013, the Company had less than $0.1 million in related party accounts receivable associated with Almirall and approximately $2.7 million in related party accounts receivable, net of related party accounts payable, associated with Actavis.

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

During the three months ended March 31, 2014, the Company substantially completed the implementation of this reduction in workforce and, in accordance with ASC 420, Exit or Disposal Cost Obligations, recorded approximately $4.3 million of costs in research and development and selling, general and administrative expenses, including employee severance, benefits and related costs. The Company did not record any significant charges during the three months ended June 30, 2014, and the Company does not expect to incur any additional significant costs, associated with this workforce reduction.

The following table summarizes the charges related to the reduction in workforce for the six months ended June 30, 2014 (in thousands):

	Charges	Adjustments	Amounts Paid	Non-cash Expense	Amounts Accrued at June 30, 2014
Employee severance, benefits and related costs	$4,334	$(43)	$(3,367)	$(551)	$373
Total	$4,334	$(43)	$(3,367)	$(551)	$373

The Company expects that substantially all remaining payments related to this reduction in workforce will be made by the end of 2014.

14. Subsequent Events

In July 2014, the Company agreed to sublease, with the landlord’s consent, a portion of its Cambridge, Massachusetts corporate headquarters through January 2018 as it does not intend to use the space for its operations. The subleases provide for total payments to the Company through January 2018 of approximately $18.0 million. Upon meeting the cease use criteria in ASC 420, Exit or Disposal Cost Obligations, the Company recorded a charge of approximately $1.9 million, which represents its obligations to the landlord associated with the sublet space, net of sublease income from the executed subleases.

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

In August 2012, the United States Food and Drug Administration, or FDA, approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. We and Forest Laboratories, Inc., or Forest, began commercializing LINZESS in the U.S. in December 2012. On July 1, 2014, Actavis plc (together with Forest), or Actavis, completed its acquisition of Forest.  Our collaboration for the development and commercialization of linaclotide in North America remains in effect.

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first and only drug approved in the E.U. for IBS-C. Our European partner, Almirall, S.A., or Almirall, has exclusive marketing rights for CONSTELLA in Europe (including the Commonwealth of Independent States and Turkey). Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain. Almirall recently suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA. Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Actavis has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Actavis, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS. In May 2014, Actavis began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico.

Astellas Pharma Inc., or Astellas, our partner in Japan, is developing linaclotide for the treatment of patients with IBS-C. Astellas completed a double-blind, placebo controlled, dose-ranging Phase II clinical trial of linaclotide in adult patients with IBS-C.  In February 2014, we received preliminary top level data for the Phase II trial from Astellas indicating that, while all linaclotide dose groups showed numerically higher responder rates in the primary endpoint than placebo, the responder rates were not statistically significant compared to placebo in this study. Linaclotide was well tolerated in all dose groups in this study. Data analysis is still ongoing at Astellas to determine next steps.

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

We and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our GC expertise to advance a second GC program targeting soluble guanylate cyclase, or sGC, a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development. We are exploring sGC for utility in cardiovascular disease and other indications.

To date, we have dedicated substantially all of our activities to the research, development and commercialization of linaclotide, our lead product and product candidate, as well as research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of June 30, 2014, we had an accumulated deficit of approximately $887.8 million and we expect to continue to incur net losses for the foreseeable future.

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

Financial Overview

Revenue.  Revenue to date has been generated primarily through our collaboration agreements with Actavis and AstraZeneca, and our license agreements with Almirall and Astellas. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of finished drug product, active pharmaceutical ingredient, or API, or development materials for the collaborative partners. Payments to us may include one or more of the following: nonrefundable license fees; payments for research and development activities, payments for the manufacture of finished drug product, API or development materials, payments based upon the achievement of certain milestones and royalties on product sales. Additionally, we will receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China. LINZESS launched in the U.S. in December 2012 and CONSTELLA became commercially available in certain European countries in the second quarter of 2013. Linaclotide is also approved in a number of other countries.

We record our share of the net profits and losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments as collaborative arrangements revenue or collaboration expense, as applicable. Net profits or losses consist of net sales to third-party customers in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. Although we expect net sales to increase over time, the settlement payments between Actavis and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling, general and administrative expenses incurred by each party. In addition, our collaborative arrangements revenue may fluctuate as a result of timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of linaclotide in the European, Canadian or Mexican markets. One instance of this potential fluctuation relates to the challenging environment in the European pharmaceutical sector. As challenges in obtaining adequate pricing and reimbursement for pharmaceutical products in Europe have grown recently, it became clear to us and our partner, Almirall, that revising certain aspects of our current partnership would benefit the potential for linaclotide. Accordingly, in June 2013 and February 2014, we amended the Almirall license agreement to make the amount and timing of certain of the commercial launch milestones contingent on the reimbursement amount in such countries in exchange for additional new sales-based incentives and a more favorable royalty structure at certain sales thresholds.

Cost of Revenue.  Cost of revenue is recognized upon shipment of linaclotide API to certain of our licensing partners outside of the U.S. Our cost of revenue consists of the internal and external costs of producing such API. During the second quarter of 2014, we wrote-down approximately $8.9 million in inventory to estimated net realizable value. This write-down was primarily attributable to lower projected sales in the European market, mainly due to the suspension of commercialization of CONSTELLA in Germany.

Research and Development Expense.  Research and development expense consists of expenses incurred in connection with the discovery, development, manufacture and distribution of our product candidates. These expenses consist primarily of compensation, benefits and other employee-related expenses, research and development related facility costs, third-party contract costs relating to nonclinical study and clinical trial activities, development of manufacturing processes, regulatory registration of third-

party manufacturing facilities and costs associated with linaclotide API prior to meeting our inventory capitalization policy, as well as licensing fees for our product candidates. We charge all research and development expenses to operations as incurred. Under our Actavis and AstraZeneca collaboration agreements, we are reimbursed for certain research and development expenses, and we net these reimbursements against our research and development expenses as incurred. Payments to Actavis or AstraZeneca are recorded as incremental research and development expense.

The core of our research and development strategy is to leverage our development capabilities in addressing GI disorders as well as our pharmacologic expertise in GC pathways to develop new and innovative products.

Linaclotide. Our lead product is linaclotide, and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is the first and, to date, only FDA-approved GC type-C agonist and is our only product or product candidate that has demonstrated clinical proof of concept. Linaclotide is approved in the U.S., E.U., and a number of other countries. In addition, Astellas completed a Phase II clinical trial of linaclotide in adult patients with IBS-C in Japan and we and AstraZeneca initiated a Phase III clinical trial of linaclotide in adult patients with IBS-C in China.

We and Actavis are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. These development opportunities include linaclotide colonic delivery, a targeted oral delivery formulation of linaclotide designed to potentially enhance lower abdominal pain relief in adult IBS-C or CIC patients, as well as providing the opportunity to investigate linaclotide as a potential treatment for multiple GI disorders with lower abdominal pain as a predominant symptom. Additionally, we and Actavis are studying linaclotide as a potential treatment of opioid-induced constipation in adult patients and are working with the FDA on a plan for clinical pediatric studies with linaclotide.

Early Development Candidates. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs. This includes IW-9179, a GC-C agonist designed to target upper GI conditions, which is being explored for the treatment of functional dyspepsia and gastroparesis. Additionally, IW-3718 is a gastric retentive formulation of a bile acid sequestrant that is being evaluated for the potential treatment of GERD symptoms in patients who have not responded adequately to treatment with a proton pump inhibitor. We are also leveraging our GC expertise to advance a second GC program targeting sGC, which we are exploring for utility in cardiovascular disease and other indications.  We have additional non-core assets in early development that we continued to advance through the second quarter of 2014, and we are currently exploring strategic options for further development of these assets.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GC.

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2014 and 2013. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA, costs associated with linaclotide API that was expensed prior to meeting our inventory capitalization policy and licensing fees for our product candidates. Beginning in the third quarter of 2013, we began to allocate costs related to facilities, depreciation, share-based compensation and research and development support services, laboratory supplies and certain other costs directly to programs. Prior-period amounts in the table below were reclassified to conform to the current period’s presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Linaclotide	$9,882	$9,486	$23,398	$25,523
Early development candidates:
GI disorders (two compounds)(1)	3,279	2,357	7,259	5,892
sGC early development candidates (two compounds)(1)	2,575	—	4,097	—
Central nervous system disorders (two compounds)(1)	590	4,185	1,679	9,468
Allergic disorders (1)	—	217	—	641
Total early development candidates	6,444	6,759	13,035	16,001
Discovery research	5,816	7,848	12,853	15,322
	$22,142	$24,093	$49,286	$56,846

(1)                                 Number of compounds is for the three months ended June 30, 2014 and is zero unless otherwise indicated.

Since 2004, the date we began tracking costs by program, we have incurred approximately $281.8 million of research and development expenses related to linaclotide. For the periods prior to January 1, 2011, this amount excludes certain allocated costs related to facilities, depreciation, share-based compensation and research and development support services, laboratory supplies and certain other expenses. The expenses for linaclotide include both reimbursements to us by Actavis and AstraZeneca as well as our portion of research and development costs incurred by Actavis or AstraZeneca for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreements.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. In August 2012, the FDA approved our New Drug Applications for LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. In connection with the FDA approval, we are required to conduct certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Actavis established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. We have completed the nonclinical studies and the FDA has concluded that the nonclinical data do not present a reason not to proceed with clinical studies in older pediatric patients (age 12 and above).  We and Actavis are working with the FDA on a plan for these clinical pediatric studies. In October 2012, we entered into a collaboration agreement with AstraZeneca under which we will jointly develop and commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. Therefore, we cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide in pediatrics, for other geographic markets, within its indicated population, in additional indications and populations or in new formulations. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our GC expertise to advance a second GC program targeting sGC, a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development. Given the inherent uncertainties that come with the development of pharmaceutical products, we cannot estimate with any degree of certainty how these programs will evolve, and therefore the amount of time or money that would be required to obtain regulatory approval to market them. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, linaclotide will be developed in pediatrics or otherwise outside of its current markets, indications, populations or formulations, or when, if ever, any of our other product candidates will generate revenues and cash flows.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential. As a result of the regulatory approvals beginning in 2012, linaclotide has been generating sales in connection with commercial launches in the U.S. and a number of E.U. and other countries.

We expect our research and development costs will be substantial for the foreseeable future. We will continue to invest in linaclotide including the areas of its supply chain, the investigation of ways to enhance the clinical profile within its indicated population and the exploration of its utility in other indications and populations and in new formulations. We will also invest in our other product candidates as we advance them through nonclinical studies and clinical trials, in addition to funding full-time equivalents for research and development activities under our external collaboration and license agreements.

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

Under our AstraZeneca collaboration agreement, we are reimbursed for certain selling, general and administrative expenses and we net these reimbursements against our selling, general and administrative expenses as incurred. We include Actavis’ selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from Actavis as collaboration expense or collaborative arrangements revenue, respectively.

Collaboration Expense.  Collaboration expense represents 50% of LINZESS net sales in the U.S. as well as cost of goods sold and selling, general and administrative cost-sharing settlement between us and Actavis.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation and related reserves, research and development expenses and share-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. During the three months ended March 31, 2014, we transitioned from a “simplified method” to the use of our historical data when estimating the expected term of stock option grants for purposes of determining stock-based compensation expense, which did not have a significant impact on our financial position or results of operations. Otherwise, during the six months ended June 30, 2014, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission, or SEC, on February 7, 2014.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Collaborative arrangements revenue:	$6,840	$9,663	$21,445	$12,918
Cost and expenses:
Cost of revenue	10,518	3,418	12,442	4,649
Research and development	22,142	24,093	49,286	56,846
Selling, general and administrative	29,299	30,870	59,223	64,244
Collaboration expense	—	11,162	—	35,892
Total cost and expenses	61,959	69,543	120,951	161,631
Other income (expense):
Interest expense	(5,303)	(5,318)	(10,586)	(10,439)
Interest and investment income	65	49	109	101
Other income (expense), net	(5,238)	(5,269)	(10,477)	(10,338)
Net loss	$(60,357)	$(65,149)	$(109,983)	$(159,051)

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Collaborative arrangements revenue	$6,840	$9,663	$(2,823)	(29)%	$21,445	$12,918	$8,527	66%

Collaborative Arrangements Revenue.  The decrease in revenue from collaborative arrangements of approximately $2.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily related to an approximately $3.7 million decrease in revenue from the shipments of linaclotide API to our licensing partners, primarily Almirall, and an approximately $1.0 million decrease in milestone revenue associated with product launches in the European territory. The decreases were partially offset by an approximately $1.8 million increase in our share of the net profits from the sale of LINZESS in the U.S. and an approximately $0.2 million increase in royalty revenue based on sales of CONSTELLA in the European territory.

The increase in revenue from collaborative arrangements of approximately $8.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily related to an approximately $10.2 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $0.4 million increase in the amortization of deferred revenue associated with the Astellas license agreement due to a change in estimate in the development period; and an approximately $0.3 million increase in royalty revenue based on sales of CONSTELLA in the European territory. The increases were partially offset by an approximately $2.5 million decrease in revenue from the shipments of linaclotide API to our licensing partners, primarily Almirall.

Cost and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenue	$10,518	$3,418	$7,100	208%	$12,442	$4,649	$7,793	168%
Research and development	22,142	24,093	(1,951)	(8)%	49,286	56,846	(7,560)	(13)%
Selling, general and administrative	29,299	30,870	(1,571)	(5)%	59,223	64,244	(5,021)	(8)%
Collaboration expense	—	11,162	(11,162)	(100)%	—	35,892	(35,892)	(100)%
Total cost and expenses	$61,959	$69,543	$(7,584)	(11)%	$120,951	$161,631	$(40,680)	(25)%

Cost of Revenue.  The increase in cost of revenue of approximately $7.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as well as of approximately $7.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily related to a write-down of approximately $8.9 million in inventory to estimated net realizable value. This write-down was primarily attributable to lower projected sales in the European market, mainly due to the suspension of commercialization of CONSTELLA in Germany. This increase was partially offset by lower sales of linaclotide API to our licensing partners outside of the U.S.

Research and Development Expense.  The decrease in research and development expense of approximately $2.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was related to a decrease of approximately $2.4 million in compensation, benefits and other employee-related expenses primarily associated with decreased average headcount; a decrease of approximately $1.8 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy; a decrease of approximately $0.7 million in research costs related to our early stage pipeline candidates; and a decrease of approximately $0.6 million in external costs related to the development of linaclotide; partially offset by an increase of approximately $2.0 million in costs related to the collaboration with Actavis; an increase of approximately $1.1 million in operating costs, including information technology infrastructure costs and facility costs such as rent and amortization of leasehold improvements allocated to research and development; and an increase of approximately $0.4 million in costs related to the collaboration with AstraZeneca.

The decrease in research and development expense of approximately $7.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was related to a decrease of approximately $4.3 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy; a decrease of approximately $3.7 million in compensation, benefits and other employee-related expenses primarily associated with decreased average headcount; a decrease of approximately $3.0 million in research costs related to our early stage pipeline candidates; a decrease of approximately $1.6 million in costs related to the collaboration with Actavis; and a decrease of approximately $0.2 million in external costs related to the development of linaclotide; partially offset by an increase in costs of approximately $3.1 million related to our January 2014 workforce reduction; an increase of approximately $1.4 million in operating costs, including information technology infrastructure costs and facility costs such as rent and amortization of leasehold improvements allocated to research and development; and an increase of approximately $0.7 million in costs related to the collaboration with AstraZeneca.

Selling, General and Administrative Expense.  Selling, general and administrative expenses decreased approximately $1.6 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily as a result of an approximately $1.4 million decrease in external consulting and other service costs primarily associated with developing and maintaining the infrastructure to support linaclotide; and an approximately $0.4 million decrease in costs associated with selling expenses and marketing programs; partially offset by an increase of approximately $0.2 million in selling, general and administrative expenses related to facilities and information technology infrastructure costs associated with operating our Cambridge, Massachusetts facility, including rent and amortization of leasehold improvements.

Selling, general and administrative expenses decreased approximately $5.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of an approximately $3.6 million decrease in external consulting and other service costs primarily associated with developing and maintaining the infrastructure to support linaclotide; an approximately $1.9 million decrease in costs associated with selling expenses and marketing programs; an approximately $0.5 million decrease in selling, general and administrative expenses related to facilities and information technology infrastructure costs associated with operating our Cambridge, Massachusetts facility, including rent and amortization of leasehold improvements; and an approximately $0.2 million decrease in compensation, benefits and other employee-related expenses associated with decreased average headcount; partially offset by an increase in costs of approximately $1.2 million related to our January 2014 workforce reduction.

Collaboration Expense.  Collaboration expense decreased approximately $11.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily as a result of our share of higher LINZESS net sales in the U.S., partially offset by higher selling, general and administrative expenses and cost of goods sold reported by Actavis under our collaboration agreement.

Collaboration expense decreased approximately $35.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily as a result of our share of higher LINZESS net sales in the U.S., partially offset by higher cost of goods sold reported by Actavis under our collaboration agreement.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest expense	$(5,303)	$(5,318)	$15	—%	$(10,586)	$(10,439)	$(147)	1%
Interest and investment income	65	49	16	33%	109	101	8	8%
Total other income (expense), net	$(5,238)	$(5,269)	$31	(1)%	$(10,477)	$(10,338)	$(139)	1%

Interest Expense. Interest expense decreased less than $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Interest expense increased approximately $0.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, mainly due to interest associated with capital leases for the automobiles for our field-based sales force and medical science liaisons.

Liquidity and Capital Resources

At June 30, 2014, we had approximately $302.0 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2014, our balances of cash, cash equivalents and available-for-sale securities increased approximately $104.4 million.  This increase is primarily due to approximately $190.4 million in net proceeds from our follow-on public stock offering in February 2014 and approximately $11.1 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan. These sources of cash were partially offset by the cash used to operate our business, as we made payments related to, among other things, research and development and selling, general and administrative expenses as we continued to invest in our research pipeline and support the continued commercialization of LINZESS in the U.S. We also invested approximately $2.0 million in capital expenditures and made payments of approximately $0.5 million on capital lease obligations.

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of June 30, 2014, had an accumulated deficit of approximately $887.8 million. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010 and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments as well as reimbursement of certain expenses; debt financings, including approximately $167.3 million of net proceeds from the private placement of our notes in January 2013; and strategic sale of assets or businesses and interest earned on investments.

Funding Requirements

In August 2012, we received regulatory approval for LINZESS in the U.S. for the treatment of IBS-C or CIC in adults and, in December 2012, commenced our commercial launch with our collaboration partner, Actavis. While we began commercializing LINZESS in the fourth quarter of 2012, we have not achieved profitability. In November 2012, our European partner, Almirall, received approval for CONSTELLA for the treatment of IBS-C in adults, which is currently being commercialized in certain European countries by Almirall. In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Actavis has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Actavis, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS. In May 2014, Actavis began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. Our partnership with Actavis requires total net sales of LINZESS in the U.S. to be reduced by commercial costs incurred by each party, and such resulting net profit or net loss attributable to LINZESS is shared equally between us and Actavis. Additionally, we receive royalties based on sales of linaclotide in the European territory and will receive royalties based on sales of linaclotide in the Canadian and Mexican territories. We cannot anticipate when, if ever, proceeds generated from sales of LINZESS and CONSTELLA will enable us to become cash flow positive. We anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, and continue to invest in our pipeline and potentially other external opportunities. In addition, we are generally required to make cash expenditures to manufacture linaclotide API in advance of selling it to our collaboration partners and collecting payments for such inventory sales, which may result in significant periodic uses of cash. We believe that our cash on hand as of June 30, 2014 will be sufficient to meet our projected operating needs at least through the next twelve months.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K other than the changes described in Note 14, “Subsequent Events” in this Quarterly Report on Form 10-Q.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in our 2013 Annual Report on Form 10-K and Note 1, “Nature of Business,” in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the six months ended June 30, 2014 that had a material effect on our condensed consolidated financial statements included in this report.

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

Our capital lease and debt obligations bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Foreign Currency Risk

We have no significant operations outside the U.S. and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2014 and 2013 had a significant impact on our results of operations.

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

In August 2012, the FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. We and our partner, Actavis plc (together with Forest Laboratories, Inc. following the recently-completed acquisition), or Actavis, began selling LINZESS in the U.S. during December 2012. The commercial success of LINZESS will depend on a number of factors, including:

•                  the effectiveness of LINZESS as a treatment for adult patients with IBS-C or CIC;

•                  the size of the treatable patient population;

•                  the effectiveness of the sales, managed markets and marketing efforts by us and Actavis;

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

•                  we may be precluded from pursuing additional development opportunities to enhance the clinical profile of LINZESS within its indicated populations, as well as be precluded from studying linaclotide in additional indications and populations and in new formulations;

•                  our reputation in the marketplace may suffer; and

•                  government investigations or lawsuits, including class action suits, may be brought against us.

Any of the above occurrences would harm or prevent sales of linaclotide, increase our expenses and impair our ability to successfully commercialize linaclotide.

Furthermore, as we and Actavis explore development opportunities to enhance the clinical profile of LINZESS, any clinical trials conducted may expand the patients treated with linaclotide within or outside of its current indications or patient populations, which could result in the identification of previously unknown side effects, increased frequency or severity of known side effects, or detection of unexpected safety signals.  In addition, now that LINZESS and CONSTELLA are commercially available, they are used in wider populations and in less rigorously controlled environments than in clinical studies.  As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of linaclotide is associated with serious adverse effects, undermining our commercialization efforts.

In addition, the FDA-approved label for LINZESS contains a boxed warning about its use in pediatric patients.  LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients 6 through 17 years of age.  This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Actavis have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, which is discussed below.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture linaclotide API and final linaclotide drug product, and to distribute that drug product to third party purchasers. We have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered and unpartnered territories. Each of Actavis, Almirall and Astellas is responsible for drug product and finished goods manufacturing (including bottling and packaging) for its respective territory, and distributing the finished goods to wholesalers.  Among our drug product manufacturers, only Actavis and Almirall have manufactured linaclotide on a commercial scale. We have an agreement with an independent third party to serve as an additional source of drug product manufacturing of linaclotide for our partnered territories. We are working with our partners to ensure we will have sufficient redundancy in this component of the linaclotide supply chain, which includes obtaining the necessary regulatory approval for such drug product manufacturer to be included in the marketing authorization in the relevant country. Under our collaboration with AstraZeneca, we are accountable for drug product and finished goods manufacturing for China, Hong Kong and Macau.

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

We work jointly and collaboratively with each of our partners on many aspects of the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of the management teams of our linaclotide partners in functional areas such as development, quality, regulatory, drug safety and pharmacovigilance, operations, marketing, sales, field operations and medical science. Further, the success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners commercialize LINZESS in the U.S., continue to launch and commercialize CONSTELLA in the E.U. and develop, launch and commercialize linaclotide in other parts of the world, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships. On July 1, 2014, Actavis completed its acquisition of Forest Laboratories, Inc. Our collaboration for the development and commercialization of linaclotide in North America remains in effect.  In connection with this transaction, we are reestablishing many relationships and confirming alignment on our development and commercialization strategy for linaclotide.  If any of our linaclotide partners undergo a change of control or in management in the future, we would likewise need to reestablish such relationships and confirm continued alignment on our development and commercialization strategy. Further, in connection with any change of control or in management, there is inherent uncertainty and disruption in operations, which could result in distraction, inefficiencies, and misalignment of priorities. As a result, in the event of a change of control or in management at one of our partners, we cannot be sure that we will be able to successfully execute on our development and commercialization strategy for linaclotide in an effective and efficient manner and without disruption or reduced performance. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner’s portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

If any of our partners undergoes a change of control and the acquirer either is unable to perform such partner’s obligations under its collaboration or license agreement with us or has a product that competes with linaclotide that such acquirer does not divest, we have the right to terminate the collaboration or license agreement and reacquire that partner’s rights with respect to linaclotide. If we elect to exercise these rights in such circumstances, we will need to either establish the capability to develop, manufacture and commercialize linaclotide in that partnered territory on our own or we will need to establish a relationship with a new partner. We have assembled a team of specialists in manufacturing, quality, sales, marketing, payer, pricing and field operations, and specialized medical scientists, who represent the functional areas necessary for a successful commercial launch of a high potential, GI therapy and who support the commercialization of LINZESS in the U.S. If Actavis was subject to a change of control that allowed us to further commercialize LINZESS in the U.S. on our own, and we chose to do so, we would need to enhance each of these functional aspects to replace the capabilities that Actavis was previously providing to the collaboration. Any such transition might result in a period of reduced efficiency or performance by our operations and commercialization teams, which could adversely affect our ability to commercialize LINZESS.

Although many members of our global operations, commercial and medical affairs teams have strategic oversight of, and a certain level of involvement in, their functional areas globally, we do not have corresponding operational capabilities in these areas outside of the U.S. If Actavis, Almirall, Astellas or AstraZeneca was subject to a change of control that allowed us to continue linaclotide’s development or commercialization anywhere outside of the U.S. on our own, and we chose to do so rather than establishing a relationship with a new partner, we would need to build operational capabilities in the relevant territory. In any of these situations, the timeline and likelihood of achieving regulatory approval and, ultimately, the commercialization of linaclotide could be negatively impacted.

We must work effectively and collaboratively with Actavis to market and sell LINZESS in the U.S. in order for it to achieve its maximum commercial potential.

We are working closely with Actavis to implement our joint commercialization plan for LINZESS. The commercialization plan includes an agreed upon marketing campaign that targets the physicians who see patients who could benefit from LINZESS treatment.  Our marketing campaign also targets the adult men and women who suffer from IBS-C or CIC, including through our direct-to-consumer education program. Our commercialization plan also includes an integrated call plan for our sales forces to optimize the education of specific gastroenterologists and primary care physicians on whom our and Actavis’ sales representatives call, and the frequency with which the representatives meet with them.

In order to optimize the commercial potential of LINZESS, we and Actavis must execute upon this commercialization plan effectively and efficiently. In addition, we and Actavis must continually assess and modify our commercialization plan in a coordinated and integrated fashion in order to adapt to the promotional response. Further, we and Actavis must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around IBS-C, CIC and the potential for LINZESS as an appropriate therapy. In addition, we and Actavis must provide our sales forces with the highest quality support, guidance and oversight in order for them to continue to effectively promote LINZESS to gastroenterologists and primary care physicians. If we and Actavis fail to perform these commercial functions in the highest quality manner, LINZESS will not achieve its maximum commercial potential.  Our efforts to further target and engage adult patients with IBS-C or CIC through direct-to-consumer education may not effectively increase appropriate patient awareness or patient/physician dialogue, and may not increase the revenues that we generate from LINZESS.

We are subject to uncertainty relating to pricing and reimbursement policies which, if not favorable for linaclotide, could hinder or prevent linaclotide’s commercial success.

Our and Actavis’ ability to commercialize LINZESS in the U.S. successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers.  In determining whether to approve reimbursement for LINZESS and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of LINZESS, as well as the availability of alternative treatments.  Further, in order to maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications.  Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Actavis will be able to negotiate pricing terms with all third-party payers at levels that are profitable to us, or at all.  Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for LINZESS, and others may do so in the future.  Our business would be materially adversely affected if we and Actavis are not able to receive approval for reimbursement of LINZESS from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly restrictive prior authorization requirements; or if reimbursement is not maintained at a satisfactory level or becomes subject to prior authorization.  In addition, our business could be adversely affected if private insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payers limit or reduce the indications for or conditions under which LINZESS may be reimbursed.

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

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. This approval followed the positive recommendation received from the European Committee for Medicinal Products for Human Use in September 2012.  Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain. Almirall recently suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA.  Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

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

Actavis played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Actavis holds the NDA for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Actavis. Actavis is responsible for the further development, regulatory approval and commercialization of linaclotide in Canada and Mexico, which, for Mexico, it has sublicensed its commercialization rights to Almirall. Almirall also holds the marketing authorization for CONSTELLA in the E.U. and is responsible for obtaining regulatory approval of linaclotide in the other countries in its territory. Astellas, our partner in Japan, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its territory. Further, we are jointly overseeing the development, and will jointly oversee the commercialization, of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution.  Upon any approval, each of Almirall, Astellas and AstraZeneca is responsible for commercializing linaclotide in its respective territory, and each has agreed to use commercially reasonable efforts to do so. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

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

LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients 6 through 17 years of age.  This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Actavis have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients. The first step in this plan was to undertake additional nonclinical studies to further understand the results of the earlier neonatal mouse study and to understand the tolerability of LINZESS in older juvenile mice. We have completed these nonclinical studies and the FDA has concluded that the nonclinical data do not present a reason not to proceed with clinical studies in older pediatric patients (age 12 and above).  We and Actavis are working with the FDA on a plan for these clinical pediatric studies.  Our ability to conduct clinical studies in younger pediatric patients will depend, in part, on the safety and efficacy data from our clinical studies in older pediatric patients.  Our ability to ever expand the indication for LINZESS to pediatrics will depend on, among other things, our successful completion of these clinical studies.

We and Actavis have also committed to certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. We expect to complete these studies over the next three to five years.

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

The Food and Drug Administration Amendments Act of 2007 also provides the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. We and Actavis have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatrics. The FDA’s exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of LINZESS for the treatment of adult men and women suffering from IBS-C or CIC, and could result in potential restrictions on the sale and/or distribution of LINZESS, even in its approved indications and patient populations.

In pursuing our growth strategy, we will incur a variety of costs and may devote resources to potential opportunities that are never completed or for which we never receive the benefit. Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.

As part of our growth strategy, we intend to explore further linaclotide development opportunities, and to develop and market additional products and product candidates. We and Actavis are exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the FDA or in other countries or harm linaclotide’s reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

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

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) as well as additional patents and applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. We were recently issued a U.S. patent relating to methods of using our commercial, room temperature stable formulation of linaclotide, and we also received a notice of allowance from the USPTO for a pending patent application relating to this formulation.   Although none of our issued patents currently is subject to a patent reexamination, we cannot guarantee that they will not be subject to reexamination or review by the USPTO in the future. If any or all of our LINZESS-related patents were invalidated, we would still have at least five years of marketing exclusivity under the Hatch-Waxman Act from FDA approval of LINZESS. We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide. We and Actavis launched LINZESS in the U.S. in December 2012, and we believe that it will take us some time to attain profitability and positive cash flow from operations. We have financed our operations to date primarily through the issuance of equity, our collaboration and license arrangements and our January 2013 issuance of debt securities related to the sales of LINZESS in the U.S., and we have incurred losses in each year since our inception in 1998. We incurred net losses of approximately $110.0 million and $159.1 million in the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an accumulated deficit of approximately $887.8 million. Our prior losses and expected future losses, have had and we expect will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and our research and development of our product candidates.  As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, we will become profitable.

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

•                  the regulatory approval of linaclotide outside of the U.S., the E.U. and the other countries where it is approved, and the timing of commercial launches in those countries, as well as the associated development and commercial milestones and royalties;

•                  the rate of progress and cost of our clinical trials and other product development programs, including our post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within its indicated populations, as well as to study linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions;

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

Our ability to pay principal of and interest on our outstanding debt securities will depend in part on the receipt of payments from Actavis under our collaboration agreement that are equal to or in excess of our quarterly payment obligations on each payment date.

In January 2013, we issued $175.0 million in debt securities bearing an annual interest rate of 11%. Quarterly interest payments on these securities commenced on June 15, 2013.  In March 2014, we began making quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter and (ii) the quarterly interest amount. Principal on the notes is repaid in an amount equal to the difference between (i) and (ii) above, when this is a positive number, until the principal has been paid in full. If the cash flows derived from the net quarterly payments that we receive from Actavis under the collaboration agreement are insufficient on any particular payment date to fund the quarterly interest payment, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. We expect that for the next few years, at a minimum, the net quarterly payments from Actavis will be our primary source of cash flow from operations. The determination of whether Actavis will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Actavis under the collaboration agreement. Accordingly, since we believe that it will take us some time to attain profitability and positive cash flow from operations, we cannot guarantee that (i) we will have the available funds to fund the quarterly interest payment, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Actavis, (ii) there will be a net quarterly payment from Actavis at all or (iii) we will not also be required to make a true-up payment to Actavis under the collaboration agreement, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of June 30, 2014, we had total indebtedness of approximately $175.0 million. We chose to issue debt securities based on the additional strategic optionality that this creates for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness could have important consequences, including:

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

Although we are not as restricted under these debt securities as we might have been under a more traditional secured credit facility provided by a bank, the indenture governing our debt securities contains a number of restrictive covenants that impose restrictions on us and may limit our ability to engage in certain acts, including restrictions on our ability to:

•                  amend our collaboration agreement with Actavis in a way that would have a material adverse effect on the noteholders rights, or terminate this collaboration agreement with respect to the U.S.;

•                  transfer our rights to commercialize the product under our collaboration agreement with Actavis; and

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

•                  any excess or obsolete inventory and associated write-downs;

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of June 30, 2014, the holders of our Class A common stock own approximately 87% and the holders of our Class B common stock own approximately 13% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 39% and holders of our Class B common stock have approximately 61% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

Further, we are dependent on our collaboration partners for information related to our results of operations.  Our net profit or net loss generated from the sales of LINZESS in the U.S. is partially determined based on amounts provided by Actavis and involves the use of estimates and judgments, which could be modified in the future. We also are highly dependent on our partners for timely and accurate information regarding any revenues realized from sales of linaclotide in their respective territories, and in the case of Actavis and AstraZeneca, the costs incurred in developing and commercializing it in order to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the relevant collaboration at a given point in time, whether the result of a material weakness or not, we could be required to record adjustments in future periods.  Such adjustments, if significant, could have an adverse effect on our financial results, which could lead to a decline in our Class A common stock price.

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

Ironwood Pharmaceuticals, Inc.

Date: August 5, 2014	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2014	By:	/s/ MICHAEL J. HIGGINS
Michael J. Higgins
Senior Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

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