Form 10-Q
period 2014-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2014-11-05
CIK 1446847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 123,688,237 shares of Class A common stock outstanding and 15,944,170 shares of Class B common stock outstanding.

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

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission, or the SEC, after the date of this Quarterly Report on Form 10-Q.

NOTE REGARDING TRADEMARKS

LINZESS® and CONSTELLA® are trademarks of Ironwood Pharmaceuticals, Inc. Any other trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. All rights reserved.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$51,269	$75,490
Available-for-sale securities	213,692	122,112
Accounts receivable	380	513
Related party accounts receivable, net	14,306	2,700
Inventory	13,045	22,145
Prepaid expenses and other current assets	11,389	6,168
Total current assets	304,081	229,128
Restricted cash	8,147	8,147
Property and equipment, net	30,415	37,376
Other assets	3,525	4,311
Total assets	$346,168	$278,962
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,103	$10,139
Related party accounts payable, net	6	48
Accrued research and development costs	2,056	3,412
Accrued expenses	26,877	18,438
Current portion of capital lease obligations	1,128	1,139
Current portion of deferred rent	3,466	2,790
Current portion of deferred revenue	5,074	5,074
Current portion of notes payable	9,347	—
Total current liabilities	54,057	41,040
Capital lease obligations, net of current portion	2,868	3,134
Deferred rent, net of current portion	8,091	8,822
Deferred revenue, net of current portion	7,610	11,416
Notes payable, net of current portion	165,392	174,672
Other liabilities	—	1,653
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 123,608,985 and 102,803,093 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	124	103
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 15,949,170 and 18,362,037 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	16	18
Additional paid-in capital	1,037,784	815,930
Accumulated deficit	(929,799)	(777,828)
Accumulated other comprehensive income	25	2
Total stockholders’ equity	108,150	38,225
Total liabilities and stockholders’ equity	$346,168	$278,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaborative arrangements revenue	$16,918	$4,932	$38,363	$17,850
Cost and expenses:
Cost of revenue	—	2,021	12,442	6,670
Research and development	25,122	23,016	74,408	79,862
Selling, general and administrative	28,535	30,264	87,758	94,508
Collaboration expense	—	6,182	—	42,074
Total cost and expenses	53,657	61,483	174,608	223,114
Loss from operations	(36,739)	(56,551)	(136,245)	(205,264)
Other income (expense):
Interest expense	(5,320)	(5,265)	(15,906)	(15,704)
Interest and investment income	71	41	180	142
Other expense, net	(5,249)	(5,224)	(15,726)	(15,562)
Net loss	$(41,988)	$(61,775)	$(151,971)	$(220,826)

Net loss per share - basic and diluted	$(0.30)	$(0.51)	$(1.12)	$(1.93)

Weighted average number of common shares used in net loss per share — basic and diluted:	139,234	120,769	135,799	114,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(41,988)	$(61,775)	$(151,971)	$(220,826)

Other comprehensive income:
Unrealized gains on available-for-sale securities	22	20	23	14
Total other comprehensive income	22	20	23	14

Comprehensive loss	$(41,966)	$(61,755)	$(151,948)	$(220,812)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(151,971)	$(220,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,379	8,647
Share-based compensation expense	17,622	15,291
Write-down of inventory to net realizable value	8,894	—
Loss on facility subleases	2,573	—
Accretion of discount/premium on investment securities	824	1,084
Non-cash interest expense	1,201	1,324
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	(12,527)	(1,599)
Restricted cash	—	(500)
Prepaid expenses and other current assets	(5,329)	(3,632)
Inventory	224	(10,347)
Other assets	(240)	120
Accounts payable and accrued expenses	2,820	(13,867)
Accrued research and development costs	(1,356)	(1,953)
Deferred revenue	(2,752)	(3,647)
Deferred rent	(2,146)	(2,033)
Other liabilities	—	661
Net cash used in operating activities	(132,784)	(231,277)
Cash flows from investing activities:
Purchases of available-for-sale securities	(240,864)	(207,307)
Sales and maturities of available-for-sale securities	148,483	139,827
Purchases of property and equipment	(2,499)	(5,874)
Net cash used in investing activities	(94,880)	(73,354)
Cash flows from financing activities:
Proceeds from issuance of common stock	190,428	137,766
Proceeds from issuance of notes payable	—	175,000
Costs associated with issuance of notes payable	—	(7,717)
Proceeds from exercise of stock options and employee stock purchase plan	13,805	7,833
Payments on capital leases	(790)	(499)
Net cash provided by financing activities	203,443	312,383
Net (decrease) increase in cash and cash equivalents	(24,221)	7,752
Cash and cash equivalents, beginning of period	75,490	136,700
Cash and cash equivalents, end of period	$51,269	$144,452

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

The Company’s lead product, linaclotide, is being marketed in the United States (“U.S.”) under the trademarked name of LINZESS®. In August 2012, the U.S. Food and Drug Administration (“FDA”) approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”). LINZESS is the first and, to date, only FDA-approved guanylate cyclase type-C (“GC-C”) agonist. The Company and Forest Laboratories, Inc. (“Forest”) began commercializing LINZESS in the U.S. in December 2012. On July 1, 2014, Actavis plc (together with Forest, “Actavis”) completed its acquisition of Forest. The collaboration between the companies for the development and commercialization of linaclotide in North America remains in effect.

In November 2012, the European Commission granted marketing authorization to linaclotide (CONSTELLA®) for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first and only drug approved in the European Union (“E.U.”) for IBS-C. The Company’s European partner, Almirall, S.A. (“Almirall”), has exclusive marketing rights for CONSTELLA in Europe (including the Commonwealth of Independent States and Turkey). Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain. In May 2014, Almirall suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA. Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

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

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, is developing linaclotide for the treatment of patients with IBS-C in its territory. In October 2014, Astellas initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C.

In October 2012, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In the third quarter of 2013 the Company and AstraZeneca initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C.

The Company continues to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of its partnered territories.

The Company and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy the Company and Actavis initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC to provide a broader range of treatment options to physicians and adult CIC patients. In addition to linaclotide-based opportunities, the Company is advancing multiple GI development programs as well as further leveraging its GC expertise to advance a second GC program targeting soluble guanylate cyclase (“sGC”), a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development. The Company is exploring sGC for utility in cardiovascular disease and other indications.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of September 30, 2014, results of its operations for the three and nine months ended September 30, 2014 and 2013 and its cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company has not determined yet the potential effects of the adoption of this standard on its consolidated financial position, results of operations or cash flows.

For a discussion of additional recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2013 Annual Report on Form 10-K.

The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2014 that had a material effect on the Company’s condensed consolidated financial statements.

2.  Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2014	2013
Options to purchase common stock	20,732	20,273
Shares subject to repurchase	148	22
	20,880	20,295

The number of shares issuable under the Company’s employee stock purchase plan that were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive was insignificant.

3. Collaboration and License Agreements

Actavis plc (formerly Forest Laboratories, Inc.)

In September 2007, the Company entered into a collaboration agreement with Forest to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. On July 1, 2014, Actavis completed its acquisition of Forest. The collaboration between the companies for the development and commercialization of linaclotide in North America remains in effect. Under the terms of this collaboration agreement, the Company shares equally with Actavis all development costs as well as future net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Actavis is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. In September 2012, Actavis sublicensed its commercialization rights in Mexico to Almirall. Actavis made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have a standalone value without research and development activities provided by the Company, the Company recorded the up-front license fee as collaborative arrangements revenue on a straight-line basis through September 30, 2012, the period over which linaclotide was jointly developed under the collaboration. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At September 30, 2014, $205.0 million in license fees and development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met.

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

As a result of the research and development cost-sharing provisions of the collaboration, the Company offset approximately $1.2 million and approximately $3.3 million against research and development costs during the three and nine months ended

September 30, 2014, respectively, and recognized approximately $0.6 million and approximately $3.6 million in incremental research and development costs during the three and nine months ended September 30, 2013, respectively, to reflect its obligation under the collaboration to bear half of the development costs incurred by both parties.

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

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaborative arrangements revenue (1) (2)	$13,510	$—	$23,735	$—
Collaboration expense	—	(6,182)	—	(42,074)
Selling, general and administrative costs incurred by the Company (1)	(8,187)	(8,234)	(23,992)	(25,044)
The Company’s share of net profit (loss)	$5,323	$(14,416)	$(257)	$(67,118)

(1)         Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Actavis.

(2)         Includes a net profit share adjustment of approximately $2.3 million recorded during the quarter ended June 30, 2014, as described above.

In May 2014, Actavis began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partners or the ability to estimate the royalty revenue in the period earned. The Company recognized an insignificant amount of royalty revenues in Canada and Mexico during the three and nine months ended September 30, 2014.

Almirall, S.A.

In April 2009, the Company entered into a license agreement with Almirall to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions. Under the terms of the license agreement, Almirall is responsible for the expenses associated with the development and commercialization of linaclotide in the European territory and the Company is required to participate on a joint development committee over linaclotide’s development period and a joint commercialization committee while the product is being commercialized.

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

In June 2013 and February 2014, the Company and Almirall amended the original license agreement. Pursuant to the terms of the amendments, (i) the commercial launch milestones were reduced to $17.0 million; (ii) new sales-based milestone payments were added to the agreement; and (iii) the escalating royalties based on sales of linaclotide were modified such that they begin in the low-twenties percent and escalate to the mid-forties percent through April 2017, and thereafter begin in the mid-twenties percent and escalate to the mid-forties percent at lower sales thresholds. In each case, these royalty payments are reduced by the transfer price paid for the active pharmaceutical ingredient (“API”) included in the product actually sold in the Almirall territory and other contractual deductions. The Company concluded that the amendments were a material modification under Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”), but the modification did not have a material impact on the Company’s consolidated financial statements. The commercial launch and sales-based milestones are recognized as revenue as earned. The Company records royalties on sales of CONSTELLA one quarter in arrears as it does not have access to the royalty reports from Almirall or the ability to estimate the royalty revenue in the period earned.

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

The Company recognized approximately $0.2 million and approximately $7.5 million in total collaborative arrangements revenue from the Almirall license agreement during the three and nine months ended September 30, 2014, respectively, including approximately $0.2 million in royalty revenue during the three months ended September 30, 2014, and approximately $5.1 million from the sale of API to Almirall, approximately $1.9 million in commercial launch milestones, and approximately $0.5 million in royalty revenue during the nine months ended September 30, 2014. The Company recognized approximately $3.0 million and approximately $13.0 million in total collaborative arrangements revenue from the Almirall license agreement during the three and nine months ended September 30, 2013, respectively, including approximately $3.0 million and approximately $11.0 million from the sale of API to Almirall, respectively, less than $0.1 million in each period in royalty revenue and approximately $1.9 million in commercial launch milestones during the nine months ended September 30, 2013.

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

In 2009, Astellas paid the Company a non-refundable, up-front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight-line basis over the Company’s estimate of the period over which linaclotide will be developed under the license agreement. In March 2013, the Company revised its estimate of the development period from 115 months to 85 months based on the Company’s assessment of regulatory approval timelines for Japan. This resulted in the recognition of an additional approximately $0.5 million and approximately $1.5 million of revenue in the three and nine months ended September 30, 2014, respectively.

The agreement also includes additional development milestone payments that could total up to $45.0 million. These milestone payments, none of which the Company considers substantive, consist of $15.0 million upon enrollment of the first study subject in a Phase III study for linaclotide in Japan, $15.0 million upon filing of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan, and $15.0 million upon approval of such equivalent by the relevant regulatory authority. In addition, the Company will receive royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions.

At September 30, 2014, approximately $12.7 million of the up-front license fee remains deferred.  During the three and nine months ended September 30, 2014, the Company recognized approximately $1.3 million and approximately $4.5 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including less than $0.1 million and approximately $0.7 million during the three and nine months ended September 30, 2014, respectively, from the sale of API to Astellas. During the three and nine months ended September 30, 2013, the Company recognized approximately $1.7 million and approximately $4.0 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including approximately $0.4 million and approximately $0.6 million, respectively, from the sale of API to Astellas.

AstraZeneca AB

In October 2012, the Company entered into a collaboration agreement with AstraZeneca (the “AstraZeneca Collaboration Agreement”) to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau (the “License Territory”). The collaboration provides AstraZeneca with an exclusive nontransferable license to exploit the underlying technology in the License Territory. The parties share responsibility for continued development and commercialization of linaclotide under a joint development plan and a joint commercialization plan, respectively, with AstraZeneca having primary responsibility for the local operational execution.

The parties agreed to an Initial Development Plan (“IDP”) which includes the planned development of linaclotide in China, including the lead responsibility for each activity and the related internal and external costs. The IDP indicates that AstraZeneca is responsible for a multinational Phase III clinical trial (the “Phase III Trial”), the Company is responsible for nonclinical development and supplying clinical trial material and both parties are responsible for the regulatory submission process. The IDP indicates that the party specifically designated as being responsible for a particular development activity under the IDP shall implement and conduct such activities. The activities are governed by a Joint Development Committee (“JDC”), with equal representation from each party. The JDC is responsible for approving, by unanimous consent, the joint development plan and development budget, as well as approving protocols for clinical studies, reviewing and commenting on regulatory submissions, and providing an exchange of data and information.

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

Activities under the AstraZeneca Agreements were evaluated in accordance with the Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”), to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the AstraZeneca Agreements:

•                  an exclusive license to develop and commercialize linaclotide in the License Territory (the “License Deliverable”),

•                  research, development and regulatory services pursuant to the IDP, as modified from time to time (the “R&D Services”),

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

The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of September 30, 2014, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

In August 2014, the Company and AstraZeneca, through the JDC, modified the IDP and development budget to include approximately $14.0 million in additional activities over the remaining development period, to be shared by the Company and AstraZeneca under the terms of the AstraZeneca Collaboration Agreement. These additional activities serve to support the continued development of linaclotide in the Licensed Territory, including the Phase III Trial. Pursuant to the terms of the modified IDP and development budget, certain of the Company’s deliverables were modified, specifically the R&D Services and the obligation to supply clinical trial material. The Company determined that the 2014 modification to the IDP and development budget was a material modification under ASU No. 2009-13 to the AstraZeneca Collaboration Arrangement. However, this modification did not have a material impact on the Company’s consolidated financial statements as there was an insignificant amount of deferred revenue associated with the AstraZeneca Collaboration Agreement as of the date of the modification. In accordance with ASU No. 2009-13, the Company reallocated the arrangement consideration to all of the identified deliverables in the arrangement (both delivered and undelivered) based on the information available as of the date of the modification.

The total amount of the non-contingent consideration allocable to the AstraZeneca Agreements of approximately $34.0 million (“Arrangement Consideration”) includes the $25.0 million non-refundable upfront payment and 55% of the costs for clinical trial material supply services and research, development and regulatory activities allocated to the Company in the IDP or as approved by the JDC in subsequent periods, or approximately $9.0 million.

The Company allocated the Arrangement Consideration of approximately $34.0 million to the non-contingent deliverables based on management’s best estimate of selling price (“BESP”) of each deliverable using the relative selling price method as the Company did not have vendor-specific objective evidence or third-party evidence of selling price for such deliverables. The Company estimated the BESP for the License Deliverable using a multi-period excess-earnings method under the income approach which utilized cash flow projections, the key assumptions of which included the following market conditions and entity-specific factors: (a) the specific rights provided under the license to develop and commercialize linaclotide; (b) the potential indications for linaclotide pursuant to the license; (c) the likelihood linaclotide will be developed for more than one indication; (d) the stage of development of linaclotide for IBS-C and CIC and the projected timeline for regulatory approval; (e) the development risk by indication; (f) the market size by indication; (g) the expected product life of linaclotide assuming commercialization; (h) the competitive environment, and (i) the estimated development and commercialization costs of linaclotide in the License Territory. The Company utilized a discount rate of 11.5% in its analysis, representing the weighted average cost of capital derived from returns on equity for comparable companies.  The Company determined its BESP for the remaining deliverables based on the nature of the services to be performed and estimates of the associated effort and cost of the services adjusted for a reasonable profit margin such that they represented estimated market rates for similar services sold on a standalone basis. The Company concluded that a change in key assumptions used to determine BESP for each deliverable would not have a significant effect on the allocation of the Arrangement Consideration, as the estimated selling price of the License Deliverable significantly exceeds the other deliverables.

Of the approximately $34.0 million of Arrangement Consideration, approximately $29.7 million was allocated to the License Deliverable, approximately $1.8 million to the R&D Services, approximately $0.1 million to the JDC services, approximately $0.3 million to the clinical trial material supply services, and approximately $2.1 million to the Co-Promotion Deliverable in the relative selling price model, at the time of the material modification.

Because the Company shares development costs with AstraZeneca, payments from AstraZeneca with respect to both research and development and selling, general and administrative costs incurred by the Company prior to the commercialization of linaclotide in the License Territory are recorded as a reduction to expense, in accordance with the Company’s policy, which is consistent with the nature of the cost reimbursement. Development costs incurred by the Company that pertain to the joint development plan and subsequent amendments to the joint development plan, as approved by the JDC, are recorded as research and development expense as incurred. Payments to AstraZeneca are recorded as incremental research and development expense.

The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the three and nine months ended September 30, 2014, and in connection with the modification to the IDP and development budget in August 2014, the Company recognized $1.8 million as collaborative arrangements revenue related to this deliverable as this portion of the Arrangement Consideration was no longer contingent. During the three and nine months ended September 30, 2013, the Company did not recognize any amounts in collaborative arrangements revenue related to the License Deliverable.

The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company recognized approximately $0.5 million and approximately $1.8 million in incremental research and development costs during the three and nine months ended September 30, 2014, respectively, and approximately $0.7 million and $1.3 million in incremental research and development costs during the three and nine months ended September 30, 2013, respectively.

The amount allocated to the Co-Promotion Deliverable was recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product, through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable; however, the revenue recognized in the statement of operations was limited to the non-contingent consideration in accordance with ASC 605-25. During the three and nine months ended September 30, 2014, the Company recognized $0.1 million and approximately $0.8 million, respectively, as collaborative arrangements revenue related to this deliverable as this portion of the Arrangement Consideration was no longer contingent. During the three and nine months ended September 30, 2013, the Company recognized approximately $0.2 million and $0.8 million, respectively, in collaborative arrangements revenue related to this deliverable.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business.  In connection with entering into these agreements, the Company made aggregate up-front payments of approximately $5.8 million, which were expensed as research and development expense.  Pursuant to the terms of certain of those agreements, the Company may be required to pay $99.5 million for development milestones, of which $2.5 million had been paid, and $265.5 million for regulatory milestones, none of which had been paid, in each case as of September 30, 2014.  In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. The Company did not incur any research and development expense associated with the Company’s other collaboration and license agreements during the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company incurred approximately $1.0 million in research and development expense associated with the Company’s other collaboration and license agreements. During the three and nine months ended September 30, 2013, the Company incurred approximately $0.7 million and approximately $2.5 million, respectively, in research and development expense associated with the Company’s other collaboration and license agreements.

4. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$46,456	$46,456	$—	$—
Available-for-sale securities:
U.S. Treasury securities	24,010	24,010	—	—
U.S. government-sponsored securities	189,682	—	189,682	—
Total	$260,148	$70,466	$189,682	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$59,747	$59,747	$—	$—
U.S. government-sponsored securities	7,505	—	7,505	—
Available-for-sale securities:
U.S. Treasury securities	7,253	7,253	—	—
U.S. government-sponsored securities	114,859	—	114,859	—
Total	$189,364	$67,000	$122,364	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three or nine months ended September 30, 2014 or 2013.

Cash equivalents, accounts receivable, including related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at September 30, 2014 and December 31, 2013 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at September 30, 2014 and December 31, 2013 approximates fair value as it bears interest at a rate approximating a market interest rate.

5. Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at September 30, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014:
U.S. government-sponsored securities	$189,667	$21	$(6)	$189,682
U.S. Treasury securities	24,002	8	—	24,010
Total	$213,669	$29	$(6)	$213,692

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
U.S. government-sponsored securities	$114,857	$6	$(4)	$114,859
U.S. Treasury securities	7,253	—	—	7,253
Total	$122,110	$6	$(4)	$122,112

The contractual maturities of all securities held at September 30, 2014 are one year or less.  There were 14 and 12 available-for-sale securities in an unrealized loss position at September 30, 2014 and December 31, 2013, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at September 30, 2014 and December 31, 2013 was approximately $42.4 million and approximately $38.7 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at September 30, 2014.

There were no sales of available-for-sale securities during the three or nine months ended September 30, 2014 or 2013. Gross realized gains and losses on the sales of available-for-sale securities that have been included in other income (expense), net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income as well as gains and losses reclassified out of accumulated other comprehensive income into other income (expense) were not material to the Company’s consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other income (expense) is based on the specific identification method for purposes of recording realized gains and losses.

6. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$13,045	$22,145

Inventory at September 30, 2014 and December 31, 2013 represents API that is available for commercial sale. The Company writes down the value of its inventory for excess, obsolescence or other net realizable value adjustments to cost of revenue. During the three months ended September 30, 2014, no amount of inventory was written down, and during the nine months ended September 30, 2014, $8.9 million was charged to cost of revenue. No amounts of inventory were written down during the three or nine months ended September 30, 2013.

7. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Manufacturing equipment	$3,623	$2,812
Laboratory equipment	14,809	14,039
Computer and office equipment	5,319	5,202
Furniture and fixtures	2,365	2,365
Software	13,756	12,352
Construction in process	66	996
Leased vehicles	4,472	4,472
Leasehold improvements	36,923	36,827
	81,333	79,065
Less accumulated depreciation and amortization	(50,918)	(41,689)
	$30,415	$37,376

In the third quarter of 2014, the Company entered into arrangements, with the landlord’s consent, to sublease a portion of its Cambridge, Massachusetts corporate headquarters as it does not intend to use the space for its operations.  Under the first sublease, the Company’s operating lease obligations through 2018 are partially offset by future sublease payments to it of $16.1 million and under the second sublease, the Company’s operating lease obligations through 2016 are partially offset by future sublease payments to it of $1.9 million. During the quarter ended September 30, 2014, the Company recorded aggregated charges of $2.6 million, which represent its obligations to the landlord associated with the sublet space, net of sublease income due to the Company under the subleases, and a partial write-down of leasehold improvement assets not utilized by the Company under the terms of the subleases.

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Salaries and benefits	$16,456	$13,784
Workforce reduction charges	101	—
Professional fees	788	531
Accrued interest	856	856
Amounts due to construction contractors	4,194	—
Other	4,482	3,267
	$26,877	$18,438

9. Notes Payable

On January 4, 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “Payment Date”) beginning June 15, 2013. Beginning March 15, 2014, the Company began making quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the notes (the “Required Interest Amount”). Principal on the notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the notes are based on the Synthetic Royalty Amount, which will vary from quarter to quarter, the notes may be repaid prior to June 15, 2024, the final legal maturity date. The Company did not make any principal payments through September 30, 2014 and expects to pay approximately $9.3 million of the principal within twelve months following September 30, 2014.

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

The accounting for the notes requires the Company to make certain estimates and assumptions about the future net sales of LINZESS in the U.S. LINZESS has been marketed since December 2012 and the estimates of the magnitude and timing of LINZESS net sales are subject to significant variability due to the recent product launch and the extended time period associated with the financing transaction, and thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company gains additional experience marketing LINZESS, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt issuance costs and discounts as well as the accretion of the interest expense. Any such adjustments could be material to the Company’s condensed consolidated financial statements.

The fair value of the notes was estimated to be approximately $183.8 million as of September 30, 2014, and was determined using Level 3 inputs, including a quoted rate.

10. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock, restricted stock units, and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$2,151	$2,349	$7,112	$7,274
Selling, general and administrative	3,385	2,850	10,510	8,017
	$5,536	$5,199	$17,622	$15,291

A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2013	20,927,874	$8.87
Granted	3,492,800	13.96
Exercised	(2,162,262)	5.64
Cancelled	(1,526,104)	12.32
Outstanding at September 30, 2014	20,732,308	$9.81

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	47.8%	46.8%	46.9%	46.4%
Expected term (in years)	6.1	6.5	6.1	6.5
Risk-free interest rate	1.9%	2.1%	1.8%	1.4%
Expected dividend yield	—%	—%	—%	—%

11. Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid less than $0.1 million in legal fees to this investor during the three and nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, the Company had less than $0.1 million of accounts payable due to this related party.

In September 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company’s convertible preferred stock. On July 1, 2014, Actavis became a related party when it completed its acquisition of Forest. In November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 3). These shares of preferred stock converted to the Company’s Class B common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from Actavis and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. At September 30, 2014, the Company had less than $0.1 million in related party accounts receivable associated with Almirall and approximately $14.3 million in related party accounts receivable, net of related party accounts payable, associated with Actavis. At December 31, 2013, the Company had less than $0.1 million in related party accounts receivable associated with Almirall and approximately $2.7 million in related party accounts receivable, net of related party accounts payable, associated with Actavis.

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

During the three months ended March 31, 2014, the Company substantially completed the implementation of this reduction in workforce and, in accordance with ASC 420, Exit or Disposal Cost Obligations, recorded approximately $4.3 million of costs in research and development and selling, general and administrative expenses, including employee severance, benefits and related costs. The Company did not record any significant charges during the three months ended September 30, 2014, and the Company does not expect to incur any additional significant costs, associated with this workforce reduction.

The following table summarizes the charges related to the reduction in workforce for the nine months ended September 30, 2014 (in thousands):

	Charges	Adjustments	Amounts Paid	Non-cash Expense	Amounts Accrued at September 30, 2014
Employee severance, benefits and related costs	$4,334	$(44)	$(3,638)	$(551)	$101
Total	$4,334	$(44)	$(3,638)	$(551)	$101

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

In August 2012, the U.S. Food and Drug Administration, or FDA, approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. We and Forest Laboratories, Inc., or Forest, began commercializing LINZESS in the U.S. in December 2012. On July 1, 2014, Actavis plc (together with Forest), or Actavis, completed its acquisition of Forest. Our collaboration for the development and commercialization of linaclotide in North America remains in effect.

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first and only drug approved in the E.U. for IBS-C. Our European partner, Almirall, S.A., or Almirall, has exclusive marketing rights for CONSTELLA in Europe (including the Commonwealth of Independent States and Turkey). Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain. In May 2014, Almirall suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA. Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

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

Astellas Pharma Inc., or Astellas, our partner in Japan, is developing linaclotide for the treatment of patients with IBS-C in its territory. In October 2014, Astellas initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C.

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

We and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy we and Actavis initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC to provide a broader range of treatment options to physicians and adult CIC patients. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our GC expertise to advance a second GC program targeting soluble guanylate cyclase, or sGC, a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development. We are exploring sGC for utility in cardiovascular disease and other indications.

To date, we have dedicated substantially all of our activities to the research, development and commercialization of linaclotide, our lead product and product candidate, as well as research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of September 30, 2014, we had an accumulated deficit of approximately $929.8 million and we expect to continue to incur net losses for the foreseeable future.

On January 4, 2013, we closed a private placement of $175.0 million in aggregate principal amount of 11% notes due on or before June 15, 2024. As a result of the debt offering, we received aggregate net proceeds, after offering expenses, of approximately $167.3 million. During the second quarter of 2013, we sold 11,204,948 shares of our Class A common stock through a firm commitment, underwritten public offering at a price to the public of $13.00 per share. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $137.8 million. In February 2014, we sold 15,784,325 shares of our Class A common stock through a firm commitment, underwritten public offering at a price to the public of $12.75 per share. As a result of this offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $190.4 million. The net proceeds from this offering are being used to support the commercialization of LINZESS in the U.S. and to fund linaclotide and other development opportunities to advance our strategy to grow a leading GI company, in addition to general corporate purposes.

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

Financial Overview

Revenue.  Revenue to date has been generated primarily through our collaboration agreements with Actavis and AstraZeneca, and our license agreements with Almirall and Astellas. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of finished drug product, active pharmaceutical ingredient, or API, or development materials for the collaborative partners. Payments to us may include one or more of the following: nonrefundable license fees, payments for research and development activities, payments for the manufacture of finished drug product, API or development materials, payments based upon the achievement of certain milestones and royalties on product sales. Additionally, we will receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China. LINZESS launched in the U.S. in December 2012 and CONSTELLA became commercially available in certain European countries in the second quarter of 2013. Linaclotide is also approved in a number of other countries.

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

Linaclotide. Our lead product is linaclotide, and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is the first and, to date, only FDA-approved GC-C agonist and is our only product or product candidate that has demonstrated clinical proof of concept. Linaclotide is approved in the U.S., E.U., and a number of other countries. In addition, Astellas initiated a Phase III clinical trial of linaclotide in adult patients with IBS-C for Japan and we and AstraZeneca initiated a Phase III clinical trial of linaclotide in adult patients with IBS-C for China.

We and Actavis are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy we and Actavis initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC to provide a broader range of treatment options to physicians and adult CIC patients. These development opportunities also include linaclotide colonic delivery, a targeted oral delivery formulation of linaclotide designed to potentially enhance lower abdominal pain relief in adult IBS-C or CIC patients, as well as providing the opportunity to investigate linaclotide as a potential treatment for multiple GI disorders with lower abdominal pain as a predominant symptom. Additionally, we and Actavis are studying linaclotide as a potential treatment of opioid-induced constipation in adult patients and are working with the FDA on a plan for clinical pediatric studies with linaclotide.

Early Development Candidates. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs. This includes IW-9179, a GC-C agonist designed to target upper GI conditions, which is being explored for the treatment of functional dyspepsia and gastroparesis. Additionally, IW-3718 is a gastric retentive formulation of a bile acid sequestrant that is being evaluated for the potential treatment of GERD symptoms in patients who have not responded adequately to treatment with a proton pump inhibitor. We are also leveraging our GC expertise to advance a second GC program targeting sGC, which we are exploring for utility in cardiovascular disease and other indications. We have additional non-core assets in early development that we continued to advance through the third quarter of 2014, and we are currently exploring strategic options for further development of these assets.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GC.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2014 and 2013. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA, costs associated with linaclotide API that was expensed prior to meeting our inventory capitalization policy and licensing fees for our product candidates. Beginning in the third quarter of 2013, we began to allocate costs related to facilities, depreciation, share-based compensation and research and development support services, laboratory supplies and certain other costs directly to programs. Prior-period amounts in the table below were reclassified to conform to the current period’s presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Linaclotide	$11,627	$10,153	$35,025	$35,677
Early development candidates:
GI disorders (two compounds)(1)	4,185	2,197	11,443	8,089
sGC early development candidates (two compounds)(1)	3,470	—	7,568	—
Central nervous system disorders (two compounds)(1)	224	3,085	1,903	12,552
Allergic disorders (1)	—	161	—	802
Total early development candidates	7,879	5,443	20,914	21,443
Discovery research	5,616	7,420	18,469	22,742
	$25,122	$23,016	$74,408	$79,862

(1)                                 Number of compounds is for the three months ended September 30, 2014 and is zero unless otherwise indicated.

Since 2004, the date we began tracking costs by program, we have incurred approximately $293.4 million of research and development expenses related to linaclotide. For the periods prior to January 1, 2011, this amount excludes certain allocated costs related to facilities, depreciation, share-based compensation and research and development support services, laboratory supplies and certain other expenses. The expenses for linaclotide include both our portion of the research and development costs incurred by Actavis and AstraZeneca for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. In August 2012, the FDA approved our New Drug Applications for LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. In connection with the FDA approval, we are required to conduct certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Actavis established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. We have completed the nonclinical studies and the FDA has concluded that the nonclinical data do not present a reason not to proceed with clinical studies in older pediatric patients (age 12 and above). We and Actavis are working with the FDA on a plan for clinical pediatric studies. In October 2012, we entered into a collaboration agreement with AstraZeneca under which we will jointly develop and commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. Therefore, we cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide in pediatrics, for other geographic markets, within its indicated population, in additional indications and populations or in new formulations. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our GC expertise to advance a second GC program targeting sGC, a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development. Given the inherent uncertainties that come with the development of pharmaceutical products, we cannot estimate with any degree of certainty how these programs will evolve, and therefore the amount of time or money that would be required to obtain regulatory approval to market them. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, linaclotide’s utility will be expanded in its indicated population; if or when linaclotide will be developed in pediatrics or otherwise outside of its current markets, indications, populations or formulations; or when, if ever, any of our other product candidates will generate revenues and cash flows.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation and related reserves, research and development expenses and share-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. During the three months ended March 31, 2014, we transitioned from a “simplified method” to the use of our historical data when estimating the expected term of stock option grants for purposes of determining stock-based compensation expense, which did not have a significant impact on our financial position or results of operations. Otherwise, during the nine months ended September 30, 2014, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission, or SEC, on February 7, 2014.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Collaborative arrangements revenue:	$16,918	$4,932	$38,363	$17,850
Cost and expenses:
Cost of revenue	—	2,021	12,442	6,670
Research and development	25,122	23,016	74,408	79,862
Selling, general and administrative	28,535	30,264	87,758	94,508
Collaboration expense	—	6,182	—	42,074
Total cost and expenses	53,657	61,483	174,608	223,114
Other income (expense):
Interest expense	(5,320)	(5,265)	(15,906)	(15,704)
Interest and investment income	71	41	180	142
Other income (expense), net	(5,249)	(5,224)	(15,726)	(15,562)
Net loss	$(41,988)	$(61,775)	$(151,971)	$(220,826)

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Collaborative arrangements revenue	$16,918	$4,932	$11,986	243%	$38,363	$17,850	$20,513	115%

Collaborative Arrangements Revenue.  The increase in revenue from collaborative arrangements of approximately $12.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily related to an approximately $13.5 million increase in our share of the net profits from the sale of LINZESS in the U.S.; and an approximately $1.8 million increase in license revenue related to our collaboration agreement with AstraZeneca recognized in connection with a modification to the initial development plan and development budget in August 2014. The increases were partially offset by an approximately $3.4 million decrease in revenue from the shipments of linaclotide API to our licensing partners, primarily Almirall.

The increase in revenue from collaborative arrangements of approximately $20.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily related to an approximately $23.7 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $1.8 million increase in license revenue related to our collaboration agreement with AstraZeneca recognized in connection with a modification to the initial development plan and development budget in August 2014; an approximately $0.5 million increase in royalty revenue based on sales of CONSTELLA in the European territory; and an approximately $0.4 million increase in the amortization of deferred revenue associated with the Astellas license agreement due to a change in estimate in the development period. The increases were partially offset by an approximately $5.9 million decrease in revenue from the shipments of linaclotide API to our licensing partners, primarily Almirall.

Cost and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenue	$—	$2,021	$(2,021)	(100)%	$12,442	$6,670	$5,772	87%
Research and development	25,122	23,016	2,106	9%	74,408	79,862	(5,454)	(7)%
Selling, general and administrative	28,535	30,264	(1,729)	(6)%	87,758	94,508	(6,750)	(7)%
Collaboration expense	—	6,182	(6,182)	(100)%	—	42,074	(42,074)	(100)%
Total cost and expenses	$53,657	$61,483	$(7,826)	(13)%	$174,608	$223,114	$(48,506)	(22)%

Cost of Revenue.  The decrease in cost of revenue of approximately $2.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily related to lower sales of linaclotide API to our licensing partners outside of the U.S. The increase of approximately $5.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily related to a write-down of approximately $8.9 million in inventory to estimated net realizable value. This write-down was primarily attributable to lower projected sales in the European market, mainly due to the suspension of commercialization of CONSTELLA in Germany. This increase was partially offset by lower sales of linaclotide API to our licensing partners outside of the U.S.

Research and Development Expense.  The increase in research and development expense of approximately $2.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily related to an increase of approximately $3.9 million in external costs related to the development of linaclotide; an increase of approximately $2.1 million in operating costs, including information technology infrastructure costs and facility costs such as rent and amortization of leasehold improvements allocated to research and development; and an increase of approximately $0.2 million in research costs related to our early stage pipeline candidates. The increases were partially offset by a decrease of approximately $2.5 million in costs related to the collaboration with Actavis; a decrease of approximately $1.1 million in compensation, benefits and other employee-related expenses primarily associated with decreased average headcount; and a decrease of approximately $0.4 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy.

The decrease in research and development expense of approximately $5.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily related to a decrease of approximately $4.8 million in compensation, benefits and other employee-related expenses primarily associated with decreased average headcount; a decrease of approximately $4.7 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy; a decrease of approximately $4.1 million in costs related to the collaboration with Actavis; and a decrease of approximately $2.8 million in research costs related to our early stage pipeline candidates. The decreases were partially offset by an increase of approximately $3.8 million in external costs related to the development of linaclotide; an increase of approximately $3.5 million in operating costs, including information technology infrastructure costs and facility costs such as rent and amortization of leasehold improvements allocated to research and development; an increase in costs of approximately $3.1 million related to our January 2014 workforce reduction; and an increase of approximately $0.5 million in costs related to the collaboration with AstraZeneca.

Selling, General and Administrative Expense.  Selling, general and administrative expenses decreased approximately $1.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of an approximately $1.3 million decrease in external consulting and other service costs primarily associated with developing and maintaining the infrastructure to support linaclotide; an approximately $0.7 million decrease in costs associated with selling expenses and marketing programs; and an approximately $0.3 million decrease in selling, general and administrative expenses related to facilities and information technology infrastructure costs associated with operating our Cambridge, Massachusetts facility, including rent and amortization of leasehold improvements. The decreases were partially offset by an approximately $0.6 million increase in share-based compensation costs.

Selling, general and administrative expenses decreased approximately $6.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of an approximately $4.0 million decrease in external consulting and other service costs primarily associated with developing and maintaining the infrastructure to support linaclotide; an approximately $2.6 million decrease in costs associated with selling expenses and marketing programs; an approximately $2.0 million decrease in compensation, benefits and other employee-related expenses associated with decreased average headcount; and an approximately $1.8 million decrease in selling, general and administrative expenses related to facilities and information technology infrastructure costs associated with operating our Cambridge, Massachusetts facility, including rent and amortization of leasehold improvements. The decreases were partially offset by an approximately $2.4 million increase in share-based compensation costs; and an increase in costs of approximately $1.2 million related to our January 2014 workforce reduction.

Collaboration Expense.  Collaboration expense decreased approximately $6.2 million and $42.1 million for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively, primarily as a result of our share of higher LINZESS net sales in the U.S.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense):
Interest expense	$(5,320)	$(5,265)	$(55)	1%	$(15,906)	$(15,704)	$(202)	1%
Interest and investment income	71	41	30	73%	180	142	38	27%
Total other income (expense), net	$(5,249)	$(5,224)	$(25)	—%	$(15,726)	$(15,562)	$(164)	1%

Interest Expense. Interest expense increased approximately $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the amortization of prepaid financing fees associated with our $175.0 million notes payable. Interest expense increased approximately $0.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, mainly due to interest associated with capital leases for the automobiles for our field-based sales force and medical science liaisons.

Liquidity and Capital Resources

At September 30, 2014, we had approximately $265.0 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2014, our balances of cash, cash equivalents and available-for-sale securities increased approximately $67.4 million.  This increase is primarily due to approximately $190.4 million in net proceeds from our follow-on public stock offering in February 2014 and approximately $13.8 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan. These sources of cash were partially offset by the cash used to operate our business, as we made payments related to, among other things, research and development and selling, general and administrative expenses as we continued to invest in our research pipeline and support the continued commercialization of LINZESS in the U.S. We also invested approximately $2.5 million in capital expenditures and made payments of approximately $0.8 million on capital lease obligations.

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of September 30, 2014, had an accumulated deficit of approximately $929.8 million. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010 and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments as well as reimbursement of certain expenses; debt financings, including approximately $167.3 million of net proceeds from the private placement of our notes in January 2013; and strategic sale of assets or businesses and interest earned on investments.

Funding Requirements

In August 2012, we received regulatory approval for LINZESS in the U.S. for the treatment of IBS-C or CIC in adults and, in December 2012, commenced our commercial launch with our collaboration partner, Actavis. While we began commercializing LINZESS in the fourth quarter of 2012, our company has not achieved profitability. In November 2012, our European partner, Almirall, received approval for CONSTELLA for the treatment of IBS-C in adults, which is currently being commercialized in certain European countries by Almirall. In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Actavis has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Actavis, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS. In May 2014, Actavis began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. Our partnership with Actavis requires total net sales of LINZESS in the U.S. to be reduced by commercial costs incurred by each party, and such resulting net profit or net loss attributable to LINZESS is shared equally between us and Actavis. Additionally, we receive royalties based on sales of linaclotide in the European territory, Canada, and Mexico from our partners. We cannot anticipate when, if ever, proceeds generated from sales of LINZESS and CONSTELLA will enable us to become cash flow positive. We anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, and continue to invest in our pipeline and potentially other external opportunities. In addition, we are generally required to make cash expenditures to manufacture linaclotide API in advance of selling it to our collaboration partners and collecting payments for such inventory sales, which may result in significant periodic uses of cash. We believe that our cash on hand as of September 30, 2014 will be sufficient to meet our projected operating needs at least through the next twelve months.

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

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, linaclotide (other than in the countries where it is already approved) and our other product candidates, or to commercialize linaclotide and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each product candidate is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K other than the changes described below and in Note 7, “Property and Equipment” in this Quarterly Report on Form 10-Q.

In the third quarter of 2014, we entered into arrangements, with the landlord’s consent, to sublease a portion of our Cambridge, Massachusetts corporate headquarters as we do not intend to use the space for our operations.  Under the first sublease, our operating lease obligations through 2018 are partially offset by future sublease payments to us of $16.1 million and under the second sublease, our operating lease obligations through 2016 are partially offset by future sublease payments to us of $1.9 million.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in our 2013 Annual Report on Form 10-K and Note 1, “Nature of Business,” in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the nine months ended September 30, 2014 that had a material effect on our condensed consolidated financial statements included in this report.

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

We do not believe our cash, cash equivalents and available-for-sale securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and available-for-sale securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents and available-for-sale securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2014 and 2013 had a significant impact on our results of operations.

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

Our revenues from the commercialization of LINZESS are subject to these factors, and therefore may be unpredictable from quarter-to-quarter. Ultimately, we may never generate sufficient revenues from LINZESS to reach or maintain profitability for our company or to sustain our anticipated levels of operations.

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

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. This approval followed the positive recommendation received from the European Committee for Medicinal Products for Human Use in September 2012.  Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain.  In May 2014, Almirall suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA.  Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

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

LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients 6 through 17 years of age.  This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Actavis have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients. The first step in this plan was to undertake additional nonclinical studies to further understand the results of the earlier neonatal mouse study and to understand the tolerability of LINZESS in older juvenile mice. We have completed these nonclinical studies and the FDA has concluded that the nonclinical data do not present a reason not to proceed with clinical studies in older pediatric patients (age 12 and above).  We and Actavis are working with the FDA on a plan for clinical pediatric studies.  Our ability to conduct clinical studies in younger pediatric patients will depend, in part, on the safety and efficacy data from our clinical studies in older pediatric patients.  Our ability to ever expand the indication for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical studies.

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

We are highly dependent on the drug discovery, development, regulatory, commercial and financial expertise of our management, particularly Peter M. Hecht, Ph.D., our chief executive officer; Mark G. Currie, Ph.D., our senior vice president, chief scientific officer and president of research and development; Thomas Graney, our chief financial officer and senior vice president, finance and corporate strategy; Michael J. Higgins, our senior vice president, chief operating officer; and Thomas A. McCourt, our senior vice president, marketing and sales and chief commercial officer. If we lose any members of our management team in the future, we may not be able to find suitable replacements, and our business may be harmed as a result. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts.

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

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) as well as additional patents and applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. We were recently issued two U.S. patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation.   Although none of our issued patents currently is subject to a patent reexamination, we cannot guarantee that they will not be subject to reexamination or review by the USPTO in the future.  If any or all of our LINZESS-related patents were invalidated, we would still have at least five years of marketing exclusivity under the Hatch-Waxman Act from FDA approval of LINZESS. We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide. We and Actavis launched LINZESS in the U.S. in December 2012, and we believe that it will take us some time to attain profitability and positive cash flow from operations for Ironwood. We have financed our operations to date primarily through the issuance of equity, our collaboration and license arrangements and our January 2013 issuance of debt securities related to the sales of LINZESS in the U.S., and we have incurred losses in each year since our inception in 1998. We incurred net losses of approximately $152.0 million and $220.8 million in the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had an accumulated deficit of approximately $929.8 million. Our prior losses and expected future losses, have had and we expect will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and our research and development of our product candidates.  As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, our company will become profitable.

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

In January 2013, we issued $175.0 million in debt securities bearing an annual interest rate of 11%. Quarterly interest payments on these securities commenced on June 15, 2013.  In March 2014, we began making quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter and (ii) the quarterly interest amount. Principal on the notes is repaid in an amount equal to the difference between (i) and (ii) above, when this is a positive number, until the principal has been paid in full. If the cash flows derived from the net quarterly payments that we receive from Actavis under the collaboration agreement are insufficient on any particular payment date to fund the quarterly interest payment, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. We expect that for the next few years, at a minimum, the net quarterly payments from Actavis will be our primary source of cash flow from operations. The determination of whether Actavis will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Actavis under the collaboration agreement. Accordingly, since we believe that it will take our company some time to attain profitability and positive cash flow from operations, we cannot guarantee that (i) we will have the available funds to fund the quarterly interest payment, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Actavis, (ii) there will be a net quarterly payment from Actavis at all or (iii) we will not also be required to make a true-up payment to Actavis under the collaboration agreement, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of September 30, 2014, we had total indebtedness of approximately $175.0 million. We chose to issue debt securities based on the additional strategic optionality that this creates for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness could have important consequences, including:

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of September 30, 2014, the holders of our Class A common stock own approximately 89% and the holders of our Class B common stock own approximately 11% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 44% and holders of our Class B common stock have approximately 56% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

Item 5.  Other Information

As previously announced, Michael J. Higgins transitioned out of his role as our Chief Financial Officer on August 27, 2014, but continues to serve as our Chief Operating Officer.   On November 4, 2014, we and Mr. Higgins agreed that his last date of employment will be December 31, 2014, or the Departure Date.  Mr. Higgins will receive his current base salary through the Departure Date, and will be paid for any unused and accrued vacation time.  In connection with his departure, and conditioned upon his continued employment with Ironwood through the Departure Date and provision of a general release, Mr. Higgins will receive the following:

•                  $371,800, paid in equal installments commencing on the Departure Date and ending one year thereafter, or the Departure Anniversary Date, such amount being consistent with Mr. Higgins’ 2014 base salary.

•                  Up to an additional $371,800, paid in equal installments commencing on the Departure Anniversary Date and ending on the earlier of (i) the date Mr. Higgins obtains full-time employment, or (ii) the one year anniversary of the Departure Anniversary Date.

•                  A bonus of up to $223,080.   Final determination of the bonus amount will be based upon our 2014 corporate goals achievement, as determined by the Compensation and HR Committee of our Board of Directors.

•                  Accelerated vesting of Mr. Higgins’ outstanding unvested stock options.  The post-separation exercise period for each of Mr. Higgins’ outstanding stock options as of the Departure Date will be extended from three months to two years following such date, provided that the stock option does not have an earlier termination date.

•                  Health insurance coverage continuation under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, with Ironwood contributing to the cost of such coverage in the same amount as if Mr. Higgins was actively employed with us, plus COBRA administrative fees, for up to 18 months following the Departure Date.  Mr. Higgins is also eligible to receive up to $10,000 for reimbursement of fees incurred in connection with advice related to these benefits.

As a condition to receipt of the foregoing benefits, Mr. Higgins has indicated his willingness to remain available for consultation and has acknowledged and reaffirmed his obligations of non-disclosure, non-competition and non-solicitation to Ironwood.

Item 6.  Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: November 5, 2014	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2014	By:	/s/ GINA CONSYLMAN
Gina Consylman
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

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