Form 10-K
period 2014-12-31
IRONWOOD PHARMACEUTICALS INC
filed 2015-02-18
CIK 1446847

Use these links to rapidly review the document

Index to Consolidated Financial Statements of Ironwood Pharmaceuticals, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2014: $2,028,982,083

         As of February 5, 2015, there were 125,259,060 shares of Class A common stock outstanding and 15,901,272 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the definitive proxy statement for our 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

  •
  the therapeutic benefits and effectiveness of linaclotide and our product candidates and the potential indications and market opportunities therefor;

  •
  our ability to obtain and maintain intellectual property protection for linaclotide and our product candidates and the strength thereof;

  •
  the ability of our partners to perform their obligations under our collaboration and license agreements with them;

  •
  our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;

  •
  the in-licensing or acquisition of externally discovered businesses, products or technologies;

  •
  our expectations as to future financial performance, expense levels, payments, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing thereof;

  •
  inventory levels and write downs and the drivers thereof;

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

        Our core strategy is to establish a leading gastrointestinal, or GI, therapeutics company, leveraging our development and commercial capabilities in addressing GI disorders as well as our pharmacologic expertise in guanylate cyclase, or GC, pathways. This expertise is based on our work advancing our lead product, linaclotide, which is the first, and to date, only product approved by the U.S. Food and Drug Administration, or FDA, in a new class of GI medicines called guanylate cyclase type-C, or GC-C, agonists. Linaclotide is available to adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC, in the United States, or the U.S., under the trademarked name LINZESS, and to adult men and women suffering from IBS-C in the European Union, or the E.U., under the trademarked name CONSTELLA. Linaclotide is also being developed and commercialized in other parts of the world by certain of our partners. We and our U.S. partner Actavis plc, or Actavis, are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our pharmacological expertise in GC pathways to advance a second GC program targeting soluble guanylate cyclase, or sGC. sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications.

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

        We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. To date, we have dedicated substantially all of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates.

Linaclotide

        We have one marketed product, linaclotide, which is available in the U.S. and Mexico under the trademarked name LINZESS and is available in certain European countries and Canada under the trademarked name CONSTELLA. Linaclotide is also being developed and commercialized in other parts of the world by certain of our partners.

        Linaclotide provides patients and healthcare practitioners with a treatment option for adults in the U.S. and certain other countries with IBS-C and CIC, GI disorders that affect millions of sufferers worldwide, according to our analysis of studies performed by N.J. Talley (published in 1995 in the American Journal of Epidemiology), P.D.R. Higgins (published in 2004 in the American Journal of

Gastroenterology) and A.P.S. Hungin (published in 2003 in Alimentary Pharmacology and Therapeutics) as well as 2007 U.S. census data.

        In August 2012, the FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. We and Forest Laboratories, Inc., or Forest, began commercializing LINZESS in the U.S. in December 2012. In July 2014, Actavis completed its acquisition of Forest. Our collaboration for the development and commercialization of linaclotide in North America remains in effect.

        In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first, and to date, only drug approved in the E.U. for IBS-C. Our European partner, Almirall, S.A., or Almirall, began commercializing CONSTELLA in Europe in the second quarter of 2013. Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain.

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

        Astellas Pharma Inc., or Astellas, our partner in Japan, is developing linaclotide for the treatment of patients with IBS-C in its territory. In October 2014, Astellas initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C. We and AstraZeneca AB, or AstraZeneca, are co-developing linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In the third quarter of 2013, we and AstraZeneca initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C. We continue to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of our partnered territories.

        We and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions.

        Upon FDA-approval of LINZESS in the U.S., we received five years of exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. In addition, LINZESS is covered by a U.S. composition of matter patent that expires in 2024, subject to possible patent term extension to 2026, as well as two additional patents covering the commercial formulation of LINZESS and methods of using this formulation to treat patients with IBS-C or CIC, both of which expire in 2031. Linaclotide is also covered by E.U. and Japanese composition of matter patents, both of which expire in 2024, subject to possible patent term extension.

Linaclotide Partners

        We have pursued a partnering strategy for commercializing linaclotide that has enabled us to retain significant oversight over linaclotide's development and commercialization worldwide, share the costs with collaborators whose capabilities complement ours, and retain a significant portion of linaclotide's future long-term value. As of December 31, 2014, licensing fees, milestones, royalties and related equity investments from our linaclotide partners totaled approximately $376.6 million. In addition, we and Actavis jointly fund the development and commercialization of LINZESS in the U.S., sharing equally in any net profits or losses, and we and AstraZeneca jointly fund the development and commercialization of linaclotide in China, Hong Kong and Macau, with AstraZeneca receiving 55% of the net profits or net losses until a specified commercial milestone is achieved, at which point the net profits or losses are shared equally. Such reimbursements for our development and commercialization costs received from Actavis or AstraZeneca are excluded from the amount above.

        Actavis plc (formerly Forest Laboratories, Inc.).    In September 2007, we entered into a collaboration agreement with Forest to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. In July 2014, Actavis completed its acquisition of Forest. Our collaboration for the development and commercialization of linaclotide in North America remains in effect. Under the terms of the collaboration agreement, we and Actavis are jointly and equally funding the development and commercialization of LINZESS in the U.S., with equal share of any profits or losses. Additionally, we granted Actavis exclusive rights to develop and commercialize linaclotide in Canada and Mexico in which we receive royalties in the mid-teens percent on net sales in those countries. Actavis is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. In September 2012, Actavis sublicensed its commercialization rights in Mexico to Almirall. Total licensing, milestone payments and related equity investments to us under the Actavis collaboration agreement could total up to $330.0 million, including the $205.0 million that Actavis has already paid to us in license fees and development-related milestones and the $25.0 million of our capital stock that Actavis has already purchased.

        Almirall, S.A.    In April 2009, we entered into a license agreement with Almirall to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions. In June 2013 and February 2014, we and Almirall amended our license agreement to, among other things, expand the milestone payments payable to us to now include both launch-related and certain sales-related milestones and to adjust the royalty structure. As a result, if linaclotide is successfully commercialized in the Almirall territory, total licensing, milestone payments and related equity investments to us could now total up to $118.0 million, including the $57.0 million, net of foreign withholding taxes, that Almirall has already paid to us in development-related milestones, the $15.0 million of our capital stock that Almirall has already purchased, and the $4.0 million in milestone payments from Almirall related to the commercial launches in the United Kingdom, Germany, Italy and Spain. Almirall will pay us gross royalties based on sales volume in the Almirall territory, beginning in the low-twenties percent and escalating to the mid-forties percent through April 2017, and thereafter beginning in the mid-twenties percent and escalating to the mid-forties percent at lower sales thresholds than in the period through April 2017. In each case, these royalty payments are reduced by the transfer price paid for the active pharmaceutical ingredient, or API, included in the product actually sold in the Almirall territory and other contractual deductions.

        Astellas Pharma Inc.    In November 2009, we entered into a license agreement with Astellas to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in Japan, South Korea, Taiwan, Thailand, the Philippines and Indonesia. As a result of an amendment to the license agreement executed in March 2013, we regained rights to linaclotide in South Korea, Taiwan, Thailand, the Philippines and Indonesia. If linaclotide is successfully developed and commercialized in the Astellas territory, total licensing and milestone payments to us could total up to $75.0 million, including the $30.0 million up-front licensing fee and the $15.0 million development milestone that have already been paid to us. If Astellas receives approval to market and sell linaclotide, Astellas will pay us gross royalties which escalate based on sales volume in the Astellas territory, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold in the Astellas territory and other contractual deductions.

        AstraZeneca AB.    In October 2012, we entered into a collaboration with AstraZeneca to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau. Under the terms of the agreement, we and AstraZeneca are jointly funding the development and commercialization of linaclotide in the AstraZeneca territory, with AstraZeneca receiving 55% of the net profits or incurring 55% of the net losses until a certain specified commercial milestone is achieved, at which time profits or losses will be shared equally thereafter. If linaclotide is successfully developed and commercialized in China, total licensing and milestone payments to us under the collaboration agreement could total up to $150.0 million, including the $25.0 million that AstraZeneca has already paid to us. As part of the collaboration, Ironwood's sales force promoted AstraZeneca's NEXIUM® (esomeprazole magnesium), one of AstraZeneca's products, in the U.S. through May 2014.

        We have retained all rights to linaclotide outside of the territories discussed above and continue to evaluate partnership opportunities in those unpartnered regions.

Pipeline

        We have ongoing efforts to identify product candidates that leverage our development and commercial expertise in an effort to establish a leading GI therapeutics company. Millions of patients suffer from highly symptomatic disorders of the upper or lower GI tract and many of these patients are actively seeking care and new treatment options. Through the discovery, development and commercialization of linaclotide, a GC-C agonist, we have gained strong development and commercial capabilities in addressing GI disorders as well as pharmacologic expertise in GC pathways. We and Actavis are exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In addition to working to maximize the utility of linaclotide, we are advancing multiple GI development programs as well as further leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide to advance a second GC program targeting sGC. sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications.

        Our current product candidates have been discovered internally. We believe our discovery team has created a number of promising candidates over the past few years and has developed an extensive intellectual property estate in these areas. In addition, we are actively engaged in identifying and evaluating and licensing rights to externally -discovered drug candidates at all stages of development that fit within our core strategy. In evaluating potential assets, we apply the same investment criteria as those used for investments in internally-discovered assets.

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

        Our programs include the following:

        The status of the development programs in the table above represents the ongoing phase of development, and does not correspond to the initiation or completion of a particular phase. In its current target product profile, IW-9179 is a wholly owned asset.

GI Platform

Linaclotide

        72 mcg for CIC in Adults.    In November 2014, we and Actavis initiated a randomized, double-blind, placebo-controlled, multi-site Phase III clinical trial in the U.S. to assess the efficacy and safety of linaclotide in a 72 mcg dose in adult patients with CIC. If approved, the 72 mcg dose would provide a broader range of treatment options to physicians and adult CIC patients.

        Opioid-induced Constipation, or OIC.    Opioids are a commonly prescribed class of pain medications that may reduce fluids and movement within the intestine, resulting in constipation. Symptoms of OIC may include reduced bowel movement frequency, straining, incomplete evacuation and a sensation of bowel obstruction. Considering information published in 2010 by M. Camilleri in Clin and Syst Rev and in 2010 by S. Panchal, et. al. in Int J Clin Prac along with market analytics data, we estimate that more than 8 million people in the U.S. suffer from OIC. We are evaluating linaclotide to see if it has the potential to provide relief of the GI dysfunction associated with OIC. In October 2014, we and Actavis initiated a randomized, double-blind, placebo-controlled Phase II clinical study evaluating linaclotide in adult patients with this category of constipation.

        Pediatrics.    We and Actavis have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients. The first step in this plan was to undertake certain additional nonclinical studies, which we have completed. The FDA has concluded that the nonclinical data from these additional studies do not present a reason not to proceed with clinical studies in older pediatric patients (age 12 and above). We and Actavis are working with the FDA on a plan for clinical pediatric studies.

        Colon Cancer Prevention.    Colon cancer is the third most common non-skin cancer in both men and women and is the second leading cause of cancer-related mortality in the U.S., according to the National Cancer Institute, or NCI. In partnership with the NCI, linaclotide is being explored in a Phase I biomarker study. This trial is designed to assess the colorectal bioactivity of linaclotide in healthy volunteers, and to inform the feasibility and design of a study to evaluate the potential for linaclotide to prevent colorectal cancer. The NCI is funding and managing the clinical study.

Linaclotide colonic release

        We and Actavis are exploring targeted delivery of orally-administered linaclotide to the distal small intestine and colon, which could potentially enhance lower abdominal symptom relief for adult patients with IBS-C. We are also exploring linaclotide colonic release for use in additional GI disorders where lower abdominal pain is a predominant symptom, including other IBS subtypes, ulcerative colitis and diverticulitis, among others. Linaclotide colonic release formulation development is ongoing.

Linaclotide Ex-U.S.

        In addition to our linaclotide development efforts in the U.S. with Actavis, in the third quarter of 2013 we and AstraZeneca initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C for China, and in the fourth quarter of 2014, Astellas initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C for Japan.

IW-9179

        We are investigating IW-9179, a GC-C agonist designed to target upper GI conditions, for the treatment of gastroparesis and functional dyspepsia.

        Gastroparesis.    Gastroparesis is an upper GI disorder in which the muscles and/or nerves of the stomach do not function properly, which disrupts the functional activities of the stomach. Diabetic gastroparesis, which is the focus of our Phase IIa study discussed below, is a condition in which symptoms of gastroparesis occur in patients with type 1 or type 2 diabetes, and has additional harmful effects on glycemic control, as well as secondary effects on organs, which may lead to increased mortality. Information published in 2010 in Neuro & Mot by Parkman HP et al provides that gastroparesis symptoms are reported by approximately five to 12 percent of diabetic patients. In December 2014, we initiated a randomized, placebo-controlled, multi-site Phase IIa clinical study evaluating whether IW-9179 can provide symptomatic relief to adult patients with diabetic gastroparesis.

        Functional Dyspepsia.    Functional dyspepsia, or FD, is an upper GI disorder characterized by key symptoms of epigastric pain, epigastric bloating, postprandial fullness, epigastric burning, nausea, belching, and early satiety. Based upon a study published in 2005 in Neuro & Mot by G.R. Locke, it is estimated that approximately 35 million people suffer from FD in the U.S. In October 2014, we presented initial data from a randomized, double-blind Phase IIa clinical study evaluating IW-9179 for the treatment of functional dyspepsia. Patients treated with IW-9179 reported a numerically greater improvement from baseline, compared with placebo-treated patients, on six out of seven FD symptoms evaluated, including epigastric pain, epigastric bloating, postprandial fullness, early satiation, nausea and belching. The most common adverse event in IW-9179-treated patients was diarrhea. Enrollment in this study was limited by stringent enrollment criteria that sought to identify patients suffering only from GI symptoms of FD. These data inform our continued work with GI experts and regulatory authorities to define the path to bring forward new therapies in FD.

IW-3718

        Refractory GERD.    According to a study published in 2010 in Alimentary Pharmacology & Therapeutics by H. El-Sarag, there are an estimated eight million Americans who suffer regularly from symptoms of gastroesophageal reflux disease, or GERD, such as heartburn and regurgitation, despite receiving the current standard of care of treatment with a proton pump inhibitor, or PPI, to suppress stomach acid. Research suggests some refractory GERD patients may experience reflux of bile from the intestine into the stomach and esophagus. IW-3718 is a gastric retentive formulation of a bile acid sequestrant designed to bind over an extended period of time to bile that refluxes into the stomach and upper small intestine, potentially providing symptomatic relief in refractory GERD. In February 2015, we reported top-line data from an exploratory Phase IIa clinical study of IW-3718 in patients with refractory GERD. Data from this study demonstrated encouraging improvements in relief of heartburn and certain other upper gastrointestinal symptoms often associated with refractory GERD.

sGC Platform

        We are advancing a second GC program targeting sGC, a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development. To date, we have identified two sGC development candidates, IW-1973 and IW-1701, which we are exploring for utility in cardiovascular disease. In February 2015, we initiated a Phase I clinical study with IW-1973.

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

          e.     Our partnerships with Actavis, Almirall, Astellas and AstraZeneca all include standstill agreements, which serve to protect us from an unwelcome acquisition attempt by one of our partners. In addition, we have change of control provisions in our partnership agreements in order to protect the economic value of linaclotide should the acquirer of one of our partners be unable or unwilling to devote the time and resources required to maximize linaclotide's benefit to patients in their respective territory.

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

        While we hope to improve the productivity and efficiency of our drug creation efforts over time, our discovery process revolves around small, highly interactive, cross-functional teams. We believe that this is one area where our relatively small size is a competitive advantage, so for the foreseeable future, we do not expect our drug discovery team to grow beyond 100-150 scientists. We will continue to prioritize constrained resources and maintain organizational discipline. Once internally-or externally-derived candidates advance into development, compounds follow careful stage-gated plans, with further advancement depending on clear data points. Since most pharmaceutical research and development projects fail, it is critical that our teams are rigorous in making early go/no go decisions, following the data, terminating unsuccessful programs, and allocating scarce dollars and talent to the most promising efforts, thus enhancing the likelihood of late phase development success.

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

  •
  successfully and profitably commercializing LINZESS in collaboration with Actavis in the U.S.;

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

Linaclotide

        In August 2012, LINZESS became the first and only GC-C agonist approved by the FDA for the treatment of both IBS-C and CIC in adults. Linaclotide is a treatment for patients suffering from both abdominal pain associated with IBS-C and constipation symptoms associated with both IBS-C and CIC. In four Phase III clinical trials of more than 2,800 adult patients, linaclotide was demonstrated to reduce abdominal pain and constipation associated with IBS-C, as well as constipation, infrequent bowel movements, incomplete evacuation and hard stools associated with CIC. Improvements were reported in the first week of treatment and maintained throughout the 12-week treatment period. Additionally, patients reported symptoms returned within one week after discontinued use of linaclotide. LINZESS is marketed by us and Actavis in the U.S.

        In November 2012, CONSTELLA became the first and only medicine approved by the European Commission for the symptomatic treatment of moderate to severe IBS-C in adults in the E.U. CONSTELLA is a once-daily capsule that improves abdominal pain/discomfort, bloating and constipation associated with IBS-C. CONSTELLA is described as a GC-C agonist with visceral analgesic and secretory activities in the product label for European use and CONSTELLA is marketed in certain European countries, including the United Kingdom, Italy and Spain, by our European partner, Almirall. In May 2014, Almirall suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price, and is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany. Linaclotide is also being developed and commercialized in other parts of the world by certain of our partners.

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

        * Clinical relevance of the effect on pain fibers in nonclinical studies has not been established.

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

        While estimates vary, as many as 13 million adults suffer from IBS-C and as many as 35 million adults suffer from CIC in the U.S., according to our analysis of studies published in 2005 by Andrews et al in Alimentary Pharmacology & Therapeutics and by the American College of Gastroenterology Chronic Constipation Task Force in the American Journal of Gastroenterology. As a result of the less than optimal treatment options previously available, patients seeking care experienced a very low level of satisfaction. Due to patients' lack of satisfaction with existing treatment options, about 70% of patients stop prescription therapy within one month, according to IMS Health. It is estimated that patients seek medical care from five or more different healthcare providers over the course of their illness with limited or no success, as shown in a 2009 study by D.A. Drossman in the Journal of Clinical Gastroenterology. Many of the remaining patients are too embarrassed to discuss the full range of their symptoms, or for other reasons do not see the need to seek medical care and continue to suffer in silence while unsuccessfully self-treating with fiber, over the counter, or OTC, laxatives and other remedies which improve constipation, but often exacerbate pain and bloating.

        We believe that the prevalence rates of IBS-C in Europe, China and Japan are similar to the prevalence rates in the U.S.

Linaclotide Competition

        Polyethylene glycol, or PEG (such as MiraLAX®), and lactulose account for the majority of prescription laxative treatments. Both agents demonstrate an increase in stool frequency and consistency but do not improve bloating or abdominal discomfort. Clinical trials and product labels document several adverse effects with PEG and lactulose, including exacerbation of bloating, cramping and, according to L.E. Brandt in a study published in 2005 in the American Journal of Gastroenterology, up to a 40% incidence of diarrhea. Overall, up to 75% of patients taking prescription laxatives report not being completely satisfied with the predictability of when they will experience a bowel movement on treatment, and 50% were not completely satisfied with relief of the multiple symptoms associated with constipation, according to the J.F. Johanson study published in 2007 in Alimentary Pharmacology & Therapeutics.

        OTC laxatives make up the majority of the IBS-C and CIC treatment market, according to a GI patient landscape survey performed in 2010 by Lieberman et al. Given the low barriers to access, many IBS-C and CIC sufferers try OTC fiber and laxatives, but according to this same patient landscape survey, less than half of them are very satisfied with the ability of these OTC products to manage their symptoms. Two of the largest selling OTC laxatives in the U.S., based on 2013 U.S. sales volume data from Euromonitor International, are MiraLAX and Dulcolax®.

        Until the launch of LINZESS, the only available prescription therapy for IBS-C and CIC in the U.S. was Amitiza® (lubiprostone), which was approved for the treatment of CIC in 2006, for the treatment of IBS-C in 2008, and for the treatment of opioid-induced constipation in 2013. Amitiza is also approved for the treatment of CIC in the United Kingdom and Switzerland, and for the treatment of chronic constipation in Japan.

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

        Linaclotide production consists of three phases—manufacture of the API (sometimes referred to as drug substance), manufacture of drug product and manufacture of finished goods. We have entered into agreements with multiple third party manufacturers for the production of linaclotide API, as it is an objective of our strategy to maintain redundancy at critical steps in the supply chain. We believe our commercial suppliers have the capabilities to produce linaclotide API in accordance with current good manufacturing practices, or GMP, on a sufficient scale to meet our development and commercial needs.

        Each of Actavis, Almirall and Astellas is responsible for drug product and finished goods manufacturing (including bottling and packaging) for its respective territory, and distributing the finished goods to wholesalers. We have an agreement with an independent third party to serve as an additional source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca, we are accountable for drug product and finished goods manufacturing for China, Hong Kong and Macau.

        Prior to linaclotide, there was no precedent for long-term room temperature shelf storage formulation for an orally dosed peptide to be produced in millions of capsules per year. Our efforts to date have led to a formulation that is both cost effective and able to meet the stability requirements for commercial pharmaceutical products. Our work in this area has created an opportunity to seek additional intellectual property protection around the linaclotide program. In conjunction with Actavis and Astellas, we have filed patent applications in the U.S. and foreign jurisdictions and have been issued two U.S. patents to protect the current commercial formulation of linaclotide as well as related formulations. The two issued U.S. patents expire in 2031. If issued, the pending patent applications would expire in 2029 or later in the U.S. and foreign jurisdictions and would be eligible for potential patent term adjustments or patent term extensions in countries where such extensions may be available.

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

        Our objective is to establish LINZESS as the prescription product of choice for both IBS-C and CIC. We, together with our U.S. commercialization partner Actavis, are building awareness that patients suffer from multiple, highly bothersome symptoms of IBS-C or CIC. In April 2014, Ironwood and Actavis commenced an expanded direct-to-consumer patient awareness campaign for LINZESS designed to help adults in the U.S. suffering from IBS-C or CIC recognize the symptoms of their disorder, describe their symptoms to their doctor, and ask their doctor whether LINZESS can help proactively manage their disease.

        Actavis has demonstrated the ability to successfully launch innovative products, penetrate primary care markets and drive the growth of multiple brands in highly competitive markets. Actavis brings large and experienced sales, national accounts, trade relations, operations and management teams providing ready access to primary care offices and key managed care accounts. Complementing Actavis' expertise, we have built strong commercial capabilities across marketing, reimbursement, patient engagement and sales. We have strong alignment with Actavis and a shared vision for LINZESS. The combined Ironwood and Actavis marketing team possesses a deep understanding of gastroenterology and primary care customers, and we continue to utilize this knowledge to develop a compelling medical message and promotional campaign in the hope of delivering an effective treatment for patients suffering with the defining symptoms of IBS-C or CIC.

Maximizing the Value of Linaclotide Outside the U.S.

        We have out-licensed commercialization rights for Canada and Mexico to Actavis, Europe to Almirall and Japan to Astellas. In September 2012, Actavis sublicensed the commercialization rights in

Mexico to Almirall. We have also partnered with AstraZeneca to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau.

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

  Linaclotide Patent Portfolio

        Our linaclotide patent portfolio is currently composed of eight U.S. patents listed in the FDA publication, "Approved Drug Products with Therapeutic Equivalence Evaluations" (also known as the "Orange Book"), three granted European patents (each of which has been validated in 31 European countries), two granted Japanese patents, 27 issued patents in other foreign jurisdictions, and numerous pending provisional, U.S. non-provisional, foreign and PCT patent applications. We own or jointly own all of the issued patents and pending applications.

        The issued U.S. patents, which will expire between 2024 and 2031, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof, methods of using linaclotide to treat GI disorders, processes for making the molecule, and room temperature stable formulations of linaclotide and methods of use thereof. The granted European patents, which will expire in 2024, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof and uses of linaclotide to prepare medicaments for treating GI disorders.

        We have pending patent applications worldwide covering the current commercial formulation of linaclotide that, if issued, will expire in 2029 or later, based upon potential patent term adjustments.

        We have pending applications directed to linaclotide products under development that will extend patent protection, if issued, until 2034 or later. We also have pending provisional, U.S. non-provisional, foreign and PCT applications directed to linaclotide and related molecules, pharmaceutical formulations thereof, methods of using linaclotide to treat various diseases and disorders and processes for making the molecule. These additional patent applications, if issued, will expire between 2024 and 2035.

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

  Pipeline Patent Portfolio

        Our pipeline patent portfolio relating to our GI and sGC research and development programs outside of linaclotide is currently composed of two issued U.S. patents; six issued patents in foreign jurisdictions; and numerous pending provisional, U.S. non-provisional, foreign and PCT patent applications. We own all of the issued patents and pending applications. The issued U.S. patents expire between 2028 and 2031. The foreign issued patents expire between 2027 and 2031. The pending patent applications, if issued, will expire between 2027 and 2035.

  Additional Intellectual Property

        In addition to the patents and patent applications related to linaclotide and our GI and sGC pipeline, we currently have four issued U.S. patents; two patents granted in foreign jurisdictions; and a number of pending provisional, U.S. non-provisional, foreign and PCT applications directed to other GC-C agonist molecules and uses thereof. We also have other issued patents and pending patent applications relating to our other research and development programs, and we are the licensee of a number of issued patents and pending patent applications.

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

  •
  FDA review and approval of the NDA.

        Nonclinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the nonclinical tests must comply with federal regulations and requirements including good laboratory practices. We must submit the results of the nonclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the FDA as part of an IND, which must become effective before we may commence human clinical trials. The IND will automatically become effective 30 days after its receipt by the FDA, unless the FDA raises concerns or questions before that time about the conduct of the proposed trial. In such a case, we must work with the FDA to resolve any outstanding concerns before the clinical trial can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that will cause us or the FDA to suspend or terminate such trials. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board for approval. An institutional review board may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the institutional review board's requirements or if the trial has been associated with unexpected serious harm to subjects. An institutional review board may also impose other conditions on the trial.

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

        The testing and approval process requires substantial time, effort and financial resources, and our product candidates may not be approved on a timely basis, if at all. The time and expense required to perform the clinical testing necessary to obtain FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. The results of nonclinical studies and initial clinical trials of our product candidates are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including difficulty in obtaining enough patients, investigators or product candidate supply. Failure by us or our collaborators, licensors or licensees, including Actavis, Almirall, Astellas and AstraZeneca, to obtain, or any delay in obtaining, regulatory approvals or in complying with requirements could adversely affect commercialization and our ability to receive product or royalty revenues.

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

        We and any manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA's GMP regulations. GMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facilities for our products must meet GMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and any third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.

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

Employees

        As of December 31, 2014, we had 464 employees. Approximately 43 were scientists engaged in discovery research, 120 were in our drug development organization, 203 were in our sales and commercial team, and 98 were in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Executive Officers of the Registrant

        The following table sets forth the name, age and position of each of our executive officers as of February 5, 2015:

Name	Age	Position
Peter M. Hecht, Ph.D.	51	Chief Executive Officer, Director
Tom Graney	50	Chief Financial Officer and Senior Vice President, Finance and Corporate Strategy
Mark G. Currie, Ph.D.	60	Senior Vice President, Chief Scientific Officer and President of R&D
Halley E. Gilbert	45	Senior Vice President, Chief Legal Officer, and Secretary
Thomas A. McCourt	57	Senior Vice President, Marketing and Sales and Chief Commercial Officer

        Peter M. Hecht has served as our chief executive officer and a director since our founding in 1998. Under his leadership, Ironwood has grown from nine Ph.D. scientists to an integrated research, development and commercial organization. Prior to founding Ironwood, Dr. Hecht was a research fellow at Whitehead Institute for Biomedical Research. Dr. Hecht earned a B.S. in mathematics and an M.S. in biology from Stanford University, and holds a Ph.D. in molecular biology from the University of California at Berkeley.

        Tom Graney has served as our chief financial officer and senior vice president of finance and corporate strategy since joining us in August 2014. Prior to joining our company, Mr. Graney held a number of positions in the areas of mergers and acquisitions, strategic marketing, finance and accounting at Johnson & Johnson, or J&J, and its affiliates since 1994. Most recently Mr. Graney served as worldwide vice president of finance and chief financial officer of Ethicon, a global leader in surgical medical devices, from January 2010 to August 2014. Prior to that, Mr. Graney was vice president of finance for J&J Global Supply Chain from August 2009 to January 2010, chief financial officer of J&J's Janssen Pharmaceuticals from February 2008 to August 2009, and chief financial officer for J&J Global Virology (including Tibotec Pharmaceuticals) from November 2005 to February 2008. A chartered financial analyst charterholder, Mr. Graney holds a Bachelor of Science degree in accounting from the University of Delaware and an M.B.A. in marketing, finance and international business from the Leonard N. Stern School of Business at New York University.

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

        Halley E. Gilbert serves as our senior vice president, chief legal officer, and secretary and has led our legal function since joining us in 2008. Prior to joining us, Ms. Gilbert was vice president and deputy general counsel at Cubist Pharmaceuticals, Inc. and corporate counsel at Genzyme Corp., and prior to that, she was an associate specializing in mergers and acquisitions and securities law at Skadden, Arps, Slate, Meagher & Flom LLP. Ms. Gilbert received her J.D. from Northwestern University School of Law and a B.A. from Tufts University.

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

        In August 2012, the FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. We and our partner, Actavis plc (following the completion of its acquisition of Forest Laboratories, Inc.), or Actavis, began selling LINZESS in the U.S. during December 2012. The commercial success of LINZESS depends on a number of factors, including:

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

        Furthermore, with LINZESS and CONSTELLA commercially available in certain countries and used in wider populations and in less rigorously controlled environments than in clinical studies, and as we and Actavis explore development opportunities to enhance the clinical profile of LINZESS through additional clinical trials, the number of patients treated with linaclotide within and outside of its current indications or patient populations may expand, which could result in the identification of previously unknown side effects, increased frequency or severity of known side effects, or detection of unexpected safety signals. As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of linaclotide is associated with serious adverse effects, undermining our commercialization efforts.

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

        We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture linaclotide API and final linaclotide drug product, and to distribute that drug product to third party purchasers. We have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered and unpartnered territories. Each of Actavis, Almirall and Astellas is responsible for drug product and finished goods manufacturing (including bottling and packaging) for its respective territory, and distributing the finished goods to wholesalers. Among our drug product manufacturers, only Actavis and Almirall have manufactured linaclotide on a commercial scale. We have an agreement with an independent third party to serve as an additional source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca, we are accountable for drug product and finished goods manufacturing for China, Hong Kong and Macau.

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

        Our manufacturers may experience problems with their respective manufacturing and distribution operations and processes, including for example, quality issues, including product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination and natural disasters. In addition, our API manufacturers acquire the raw materials necessary to make linaclotide API from a limited number of sources. Any delay or disruption in the availability of these raw materials or a change in raw material suppliers could result in production disruptions, delays or higher costs with consequent adverse effects on us.

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

        We work jointly and collaboratively with each of our partners on many aspects of the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of the management teams of our linaclotide partners in functional areas such as development, quality, regulatory, drug safety and pharmacovigilance, operations, marketing, sales, field operations and medical science. Further, the success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners commercialize LINZESS in the U.S., continue to launch and commercialize CONSTELLA in the E.U. and develop, launch and commercialize linaclotide in other parts of the world, the drug's success becomes more dependent on us maintaining highly collaborative and well aligned partnerships. In July 2014, Actavis completed its acquisition of Forest Laboratories, Inc. Our collaboration for the development and commercialization of linaclotide in North America remains in effect. In connection with this transaction, we are reestablishing many relationships and confirming alignment on our development and commercialization strategy for linaclotide. If any of our linaclotide partners undergo a change of control or in management in the future, we would likewise need to reestablish such relationships and confirm continued alignment on our development and commercialization strategy. Further, in connection with any change of control or in management, there is inherent uncertainty and disruption in operations, which could result in distraction, inefficiencies, and misalignment of priorities. As a result, in the event of a change of control or in management at one of our partners, we cannot be sure that we will be able to successfully execute on our development and commercialization strategy for linaclotide in an effective and efficient manner and without disruption or reduced performance. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner's portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

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

        We are working closely with Actavis to implement our joint commercialization plan for LINZESS. The commercialization plan includes an agreed upon marketing campaign that targets the physicians who see patients who could benefit from LINZESS treatment. Our marketing campaign also targets the adult men and women who suffer from IBS-C or CIC, including through our direct-to-consumer education program. Our commercialization plan also includes an integrated call plan for our sales forces to optimize the education of specific gastroenterologists and primary care physicians on whom our and Actavis' sales representatives call, and the frequency with which the representatives meet with them.

        In order to optimize the commercial potential of LINZESS, we and Actavis must execute upon this commercialization plan effectively and efficiently. In addition, we and Actavis must continually assess and modify our commercialization plan in a coordinated and integrated fashion in order to adapt to the promotional response. Further, we and Actavis must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around IBS-C, CIC and the potential for LINZESS as an appropriate therapy. In addition, we and Actavis must provide our sales forces with the highest quality support, guidance and oversight in order for them to continue to effectively promote LINZESS to gastroenterologists and primary care physicians. If we and Actavis fail to perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm. Our efforts to further target and engage adult patients with IBS-C or CIC through direct-to-consumer education may not effectively increase appropriate patient awareness or patient/physician dialogue, and may not increase the revenues that we generate from LINZESS.

We are subject to uncertainty relating to pricing and reimbursement policies which, if not favorable for linaclotide, could hinder or prevent linaclotide's commercial success.

        Our and Actavis' ability to commercialize LINZESS in the U.S. successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers. In determining whether to approve reimbursement for LINZESS and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of LINZESS, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Actavis will be able to negotiate pricing terms with all third-party payers at levels that are profitable to us, or at all. Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for LINZESS, and others may do so in the future. Our business would be materially adversely affected if we and Actavis are not able to receive approval for reimbursement of LINZESS from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly restrictive prior authorization requirements; or if reimbursement is not maintained at a satisfactory level or becomes subject to prior authorization. In addition, our business could be adversely affected if private insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payers limit or reduce the indications for or conditions under which LINZESS may be reimbursed.

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

        Actavis played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Actavis holds the NDA for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Actavis. Actavis is also responsible for the development, regulatory approval and commercialization of linaclotide in Canada and Mexico, which, for Mexico, it has sublicensed its commercialization rights to Almirall. Actavis is commercializing CONSTELLA in Canada and Almirall is commercializing LINZESS in Mexico. Almirall also holds the marketing authorization for CONSTELLA in the E.U. and is responsible for obtaining regulatory approval of linaclotide in the countries in its territory. Astellas, our partner in Japan, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its territory. Further, we are jointly overseeing the development, and will jointly oversee the commercialization, of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution. Upon any approval, each of Almirall, Astellas and AstraZeneca is responsible for commercializing linaclotide in its respective territory, and each has agreed to use commercially reasonable efforts to do so. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory. The integration of our efforts with our partners' efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner's respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

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

        Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program, which is designed to ensure that all such activities are performed in a legal and compliant manner, we cannot be certain that our program will address all areas of potential exposure and the risks in this area cannot be entirely eliminated.

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

        If our operations are found to be in violation of any of the laws described above or any other laws, rules or regulations that apply to us, we will be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, rules or regulations, we cannot be certain that our program will address all areas of potential exposure and the risks in this area cannot be entirely eliminated, particularly because the requirements in this space are constantly evolving. Any action against us for violation of these laws, rules or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business, as well as damage our business or reputation. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

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

        The Food and Drug Administration Amendments Act of 2007 also provides the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. We and Actavis have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatrics, which is discussed above. The FDA's exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of LINZESS for the treatment of adult men and women suffering from IBS-C or CIC, and could result in potential restrictions on the sale and/or distribution of LINZESS, even in its approved indications and patient populations.

In pursuing our growth strategy, we will incur a variety of costs and may devote resources to potential opportunities that are never completed or for which we never receive the benefit. Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow and adversely affect our business.

        As part of our growth strategy, we intend to explore further linaclotide development opportunities. We and Actavis are exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the FDA or in other countries or harm linaclotide's reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

        We are also pursuing various other programs in our pipeline. We may spend several years and make significant investments in developing any current or future internal product candidate, and failure may occur at any point. Our product candidates are in various stages of development and must satisfy rigorous standards of safety and efficacy before they can be approved for sale by the FDA. To satisfy these standards, we must allocate resources among our various development programs and we must engage in costly and lengthy discovery and development efforts, which are subject to unanticipated delays and other significant uncertainties. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing competitive drugs, be proven safe and effective in clinical trials, or meet applicable regulatory standards. It is possible that none of the product candidates we are developing will be approved for commercial sale, which would impair our ability to grow.

        We have ongoing or planned nonclinical and clinical trials for linaclotide and a number of our internal product candidates, and the strength of our company's pipeline will depend in large part on the outcomes of these studies. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical or clinical trials. The findings from our completed nonclinical studies may not be replicated in later clinical trials, and our clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval. Results from our clinical trials and findings from our nonclinical studies could lead to abrupt changes in our development activities, including the possible limitation or cessation of development activities associated with a particular product candidate or program. Furthermore, our analysis of data obtained from nonclinical and clinical activities is subject to confirmation and interpretation by the FDA and other applicable regulatory authorities, which could delay, limit or prevent regulatory approval. Satisfaction of FDA or other applicable regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays.

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

        We are highly dependent on the drug discovery, development, regulatory, commercial, financial and other expertise of our management, particularly Peter M. Hecht, Ph.D., our chief executive officer; Mark G. Currie, Ph.D., our senior vice president, chief scientific officer and president of research and development; Tom Graney, our chief financial officer and senior vice president, finance and corporate strategy; Thomas A. McCourt, our senior vice president, marketing and sales and chief commercial officer; and Halley E. Gilbert, our senior vice president, chief legal officer, and secretary. Transitions in our senior management team may result in operational disruptions, and our business may be harmed as a result. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts.

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

        We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) as well as additional patents and applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. We were recently issued two U.S. patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation. Although none of our issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the USPTO in the future. If any or all of our LINZESS-related patents were invalidated, we would still have at least five years of marketing exclusivity under the Hatch-Waxman Act from FDA approval of LINZESS. We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.

        In March 2013, an opposition to one of our granted patents covering linaclotide was filed in Europe. We believe that this patent was appropriately granted and will be upheld by the European Patent Office but we cannot be certain of this until the opposition proceedings are complete. While the opposition is ongoing, we will incur additional expense and be required to focus additional efforts on the proceedings. However, even if this patent were found to be invalid, we have other composition of matter- and use-related linaclotide patents that are granted and in force, and we believe these patents provide strong and sufficient patent protection in Europe.

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

        In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide. We and Actavis launched LINZESS in the U.S. in December 2012, and we believe that it will take us some time to attain profitability and positive cash flow from operations for Ironwood. We have financed our operations to date primarily through the issuance of equity, our collaboration and license arrangements and our January 2013 issuance of debt securities related to the sales of LINZESS in the U.S., and we have incurred losses in each year since our inception in 1998. We incurred net losses of approximately $189.6 million, $272.8 million, and $72.6 million in the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of approximately $967.5 million. Our prior losses and expected future losses, have had and we expect will continue to have, an adverse effect on our stockholders' equity and working capital. We expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and our research and development of our product candidates. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, our company will become profitable.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our product development programs or commercialization efforts.

        In the first quarter of 2014, we completed an offering of approximately 15.8 million shares of our Class A common stock at a public offering price of $12.75 per share. However, marketing and selling a primary care drug, purchasing commercial quantities of pharmaceutical products, and developing product candidates and conducting clinical trials are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

  •
  the rate of progress, the cost of our clinical trials and the other costs associated with our product development programs, including our post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within its indicated populations, as well as to study linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions;

  •
  the costs and timing of in-licensing additional product candidates or acquiring other complementary companies;

  •
  the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements; and

  •
  the timing of any regulatory approvals of our product candidates.

        Additional funding may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our commercialization efforts, delay, reduce or eliminate one or more of our development programs or delay or abandon potential strategic opportunities.

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

        As of December 31, 2014, we had total indebtedness of approximately $173.6 million. We chose to issue debt securities based on the additional strategic optionality that this creates for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness could have important consequences, including:

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

        We expect our operating results to be subject to frequent fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

  •
  the level of underlying demand for linaclotide in the U.S., the E.U. and the other countries where it is approved, and wholesalers' buying patterns;

  •
  the costs associated with commercializing LINZESS in the U.S.;

  •
  the achievement and timing of milestone payments under our existing collaboration and license agreements;

  •
  our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

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

        Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company's stock immediately before the ownership change. We may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal or state income tax liability. We have completed several financings since our inception which may have resulted in a change in control as defined by Section 382, or could result in a change in control in the future.

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

        Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of December 31, 2014, there were 124,915,658 and 15,907,272 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 14,068,613 and 5,889,160 outstanding stock options (vested and unvested) to purchase shares of our Class A common stock and Class B common stock, respectively. As of December 31, 2014, the holders of our Class A common stock own approximately 89% and the holders of our Class B common stock own approximately 11% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 44% and holders of our Class B common stock have approximately 56% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

        Further, we are dependent on our collaboration partners for information related to our results of operations. Our net profit or net loss generated from the sales of LINZESS in the U.S. is partially determined based on amounts provided by Actavis and involves the use of estimates and judgments, which could be modified in the future. We are also highly dependent on our partners for timely and accurate information regarding any revenues realized from sales of linaclotide in their respective territories, and in the case of Actavis and AstraZeneca, the costs incurred in developing and commercializing it in order to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the relevant collaboration at a given point in time, whether the result of a material weakness or not, we could be required to record adjustments in future periods. Such adjustments, if significant, could have an adverse effect on our financial results, which could lead to a decline in our Class A common stock price.

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

  •
  developments concerning current or future collaboration, partnership, licensing or other strategic arrangements; and

  •
  discussion of us or our stock price in the financial or scientific press or in online investor communities.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and operations are located in Cambridge, Massachusetts, where, as of December 31, 2014, we occupy approximately 205,000 square feet of office and laboratory space. We lease approximately 312,000 square feet of office and laboratory space at our Cambridge, Massachusetts facility under our lease expiring in January 2018. In 2014, we began subleasing approximately 107,000 square feet of our total leased space to third parties under subleases expiring in 2016 through 2018. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Shares of our Class A common stock are traded on the NASDAQ Global Select Market under the symbol "IRWD." Our shares have been publicly traded since February 3, 2010. The following table furnishes the high and low sales prices for our Class A common stock as reported by The NASDAQ Global Select Market for each quarter in the years ended December 31, 2014 and 2013:

	Class A Common Stock
	2014		2013
	High	Low	High	Low
First Quarter	$15.47	$11.22	$19.67	$11.11
Second Quarter	$15.83	$9.01	$18.38	$9.83
Third Quarter	$15.95	$11.97	$13.95	$9.83
Fourth Quarter	$15.62	$11.65	$12.19	$8.95

        As of February 5, 2015, there were 44 stockholders of record of our Class A common stock and 88 stockholders of record of our Class B common stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

        The following graph compares the performance of our Class A common stock to the NASDAQ Benchmark TR Index (U.S.) and to the NASDAQ Pharmaceutical Benchmark TR Index (U.S.) from February 3, 2010 (the first date that shares of our Class A common stock were publicly traded) through December 31, 2014. The comparison assumes $100 was invested after the market closed on February 3,

2010 in our Class A common stock and in each of the presented indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF QUARTERLY CUMULATIVE TOTAL RETURN
Among The NASDAQ Benchmark TR Index (U.S.),
the NASDAQ Pharmaceutical Benchmark TR Index (U.S.)
and Ironwood Pharmaceuticals, Inc.

Item 6.    Selected Consolidated Financial Data

        You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Collaborative arrangements revenue	$76,436	$22,881	$150,245	$65,871	$43,857
Cost and expenses:
Cost of revenue(1)	25,583	7,203	965	—	—
Research and development(2)(3)	101,890	102,378	113,474	86,093	77,454
Selling, general and administrative(2)(3)	118,333	123,228	92,538	45,920	27,169
Collaboration expense(4)	—	42,074	16,030	—	—

Total cost and expenses	245,806	274,883	223,007	132,013	104,623

Loss from operations	(169,370)	(252,002)	(72,762)	(66,142)	(60,766)
Other (expense) income:
Interest expense	(21,166)	(21,002)	(59)	(63)	(196)
Interest and investment income	257	192	197	456	614
Other income	661	—	—	900	993

Other (expense) income, net	(20,248)	(20,810)	138	1,293	1,411

Net loss from continuing operations before income tax (benefit) expense	(189,618)	(272,812)	(72,624)	(64,849)	(59,355)
Income tax (benefit) expense	—	—	—	3	(2,944)

Net loss from continuing operations	(189,618)	(272,812)	(72,624)	(64,852)	(56,411)
Net income from discontinued operations(2)	—	—	—	—	4,551

Net loss	(189,618)	(272,812)	(72,624)	(64,852)	(51,860)
Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	—	(1,121)

Net income attributable to Ironwood Pharmaceuticals, Inc.	$(189,618)	$(272,812)	$(72,624)	$(64,852)	$(52,981)

Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted:
Continuing operations	$(1.39)	$(2.35)	$(0.68)	$(0.65)	$(0.63)
Discontinued operations	—	—	—	—	0.04

Net loss per share	$(1.39)	$(2.35)	$(0.68)	$(0.65)	$(0.59)

Weighted average number of common shares used in net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc.—basic and diluted	136,811	115,852	106,403	99,875	89,653

(1)
During the year ended December 31, 2014, we recorded $20.3 million in cost of revenue related to a write-down of inventory to an estimated net realizable value of approximately $5.0 million. This write-down was primarily attributable to Almirall's reduced inventory demand forecasts, mainly due to the suspension of commercialization of CONSTELLA in Germany and a challenging commercial environment throughout Europe. This write-down is more fully described in Note 7, Inventory, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(2)
Includes share-based compensation expense as indicated in the following table:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Research and development	$9,482	$9,178	$9,080	$6,071	$4,112
Selling, general and administrative	16,702	10,651	8,493	5,661	3,384
Discontinued operations	—	—	—	—	59
(3)
During the year ended December 31, 2014, we recorded $4.2 million of costs related to a reduction in workforce in the quarter ended March 31, 2014, including employee severance, benefits and related costs and adjustments. These costs are reflected in our Consolidated Statement of Operations for the year ended December 31, 2014 as $3.0 million in research and development expenses and $1.2 million in selling, general and administrative expenses.

(4)
Collaboration expense for the years ended December 31, 2011 and 2010 is included in selling, general and administrative expense and was not material.

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$248,334	$197,602	$168,228	$164,016	$248,027
Working capital of continuing operations (excluding deferred revenue)	236,380	193,162	132,883	138,724	234,699
Total assets	333,513	278,962	229,907	208,977	301,365
Deferred revenue, including current portion	16,180	16,490	21,405	57,421	102,433
Long-term debt, including current portion	173,596	174,672	—	—	—
Capital lease obligations, including current portion	3,723	4,273	569	655	590
Total liabilities	244,961	240,737	85,855	99,121	141,814
Total stockholders' equity	88,552	38,225	144,052	109,856	159,551

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

        We have one marketed product, linaclotide, which is available in the United States, or U.S., and Mexico under the trademarked name LINZESS and is available in certain European countries and Canada under the trademarked name CONSTELLA. Linaclotide is also being developed and commercialized in other parts of the world by certain of our partners.

        In August 2012, the U.S. Food and Drug Administration, or FDA, approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. We and Forest Laboratories, Inc., or Forest, began commercializing LINZESS in the U.S. in December 2012. In July 2014, Actavis plc, or Actavis, completed its acquisition of Forest. Our collaboration for the development and commercialization of linaclotide in North America remains in effect.

        In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first, and to date, only drug approved in the European Union, or E.U., for IBS-C. Our European partner, Almirall, S.A., or Almirall, began commercializing CONSTELLA in Europe in the second quarter of 2013. Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain. In May 2014, Almirall suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA. Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

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

        We and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy we and Actavis initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC to provide a broader range of treatment options to physicians and adult CIC patients. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide, a guanylate cyclase type-C, or GC-C, agonists, to advance a second GC program targeting soluble guanylate cyclase, or sGC. sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications.

        We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We currently operate in one reportable business segment—human therapeutics.

        To date, we have dedicated substantially all of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of December 31, 2014, we had an accumulated deficit of approximately $967.5 million and we expect to continue to incur net losses for the foreseeable future.

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

        On January 8, 2014, we announced a headcount reduction of approximately 10% to align our workforce with our strategy to grow a leading GI therapeutics company. As maximizing LINZESS is core to our strategy, our field-based sales force and medical science liaison teams were excluded from this reduction in workforce. During the three months ended March 31, 2014, we substantially completed the implementation of this reduction in workforce and recorded approximately $4.3 million of costs in research and development and selling, general and administrative expenses, including employee severance, benefits and related costs. We did not record any additional charges associated with this workforce reduction during the year ended December 31, 2014. All payments related to this reduction in workforce were made by the end of 2014.

Financial Overview

        Revenue.    Revenue to date has been generated primarily through our collaboration agreements with Actavis and AstraZeneca, and our license agreements with Almirall and Astellas. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of finished drug product, active pharmaceutical ingredient, or API, or development materials for the collaborative partners. Payments to us may include one or more of the following: nonrefundable license fees, payments for research and development activities, payments for the manufacture of finished drug product, API or development materials, payments based upon the achievement of certain milestones and royalties on product sales. Additionally, we receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China. LINZESS launched in the U.S. in December 2012 and CONSTELLA became commercially available in certain European countries beginning in the second quarter of 2013. Linaclotide is also approved in a number of other countries.

        We record our share of the net profits and losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments as collaborative arrangements revenue or collaboration expense, as applicable. Net profits or losses consist of net sales to third-party customers in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. Although we expect net sales to increase over time, the settlement payments between Actavis and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling, general and administrative expenses incurred by each party. In addition, our collaborative arrangements revenue may fluctuate as a result of timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of linaclotide in the European, Canadian or Mexican markets. One instance of this potential fluctuation relates to the challenging environment in the European pharmaceutical sector. As challenges in obtaining adequate pricing and reimbursement for pharmaceutical products in Europe have grown in recent periods, it became clear to us and our partner, Almirall, that revising certain aspects of our current partnership would benefit the potential for linaclotide. Accordingly, in June 2013 and February 2014, we amended the Almirall license agreement to make the amount and timing of certain of the commercial launch milestones contingent on the reimbursement amount in such countries in exchange for additional new sales-based incentives and a more favorable royalty structure at certain sales thresholds.

        Cost of Revenue.    Cost of revenue is recognized upon shipment of linaclotide API to certain of our licensing partners outside of the U.S. Our cost of revenue consists of the internal and external costs of producing such API. We expensed most of the manufacturing costs of API as research and development expenses in the periods prior to July 1, 2012, at which date we began capitalizing linaclotide-related inventory costs as their realizability became probable, based on our evaluation of, among other factors, the status of the linaclotide New Drug Applications, or NDA, in the U.S., the Committee for Medicinal Products for Human Use, or CHMP, positive recommendation to grant marketing approval for CONSTELLA in Europe, and the ability of our third-party suppliers to successfully manufacture commercial quantities of linaclotide API. As of December 31, 2012, the previously expensed commercial API inventory was substantially utilized. During the year ended December 31, 2014, we wrote-down approximately $20.3 million in inventory to an estimated net realizable value of approximately $5.0 million. This write-down was primarily attributable to Almirall's reduced inventory demand forecasts, mainly due to the suspension of commercialization of CONSTELLA in Germany and a challenging commercial environment throughout Europe. This write-down is more fully described in Note 7, Inventory, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

        Linaclotide.    Our lead product is linaclotide, and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is the first and, to date, only FDA-approved GC-C agonist. Linaclotide is approved in the U.S., E.U., and a number of other countries. In addition, Astellas initiated a Phase III clinical trial of linaclotide in adult patients with IBS-C for Japan and we and AstraZeneca initiated a Phase III clinical trial of linaclotide in adult patients with IBS-C for China.

        We and Actavis are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy we and Actavis initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC, which, if approved, would provide a broader range of treatment options to physicians and adult CIC patients. These development opportunities also include linaclotide colonic release, a targeted oral delivery formulation of linaclotide designed to potentially enhance lower abdominal pain relief in adult IBS-C patients, as well as providing the opportunity to investigate linaclotide as a potential treatment for multiple GI disorders with lower abdominal pain as a predominant symptom. Additionally, we and Actavis are studying linaclotide as a potential treatment of the GI dysfunction associated with opioid-induced constipation in adult patients and are working with the FDA on a plan for clinical pediatric studies with linaclotide.

        Early Development Candidates.    In addition to linaclotide-based opportunities, we are advancing multiple GI development programs. This includes IW-9179, a GC-C agonist designed to target upper GI conditions, which is being explored for the treatment of diabetic gastroparesis and functional dyspepsia. Additionally, IW-3718 is a gastric retentive formulation of a bile acid sequestrant that is being evaluated for the potential treatment of GERD symptoms in patients who have not responded adequately to treatment with a proton pump inhibitor. We are also leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide, a GC-C agonist, to advance a second GC program targeting sGC, which we are exploring for utility in cardiovascular disease. We have additional non-core assets in early development that we continued to advance through 2014, and we are currently exploring strategic options for further development of these assets.

        Discovery Research.    Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC.

        The following table sets forth our research and development expenses related to our product pipeline for the years ended December 31, 2014, 2013 and 2012. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA, costs associated with linaclotide API that was expensed prior to meeting our inventory capitalization policy and licensing fees for our product candidates. In the third quarter of 2013, we began to allocate costs related to facilities, depreciation, share-based compensation and research and development support services, laboratory supplies and certain other costs directly to programs. Prior-period amounts in the table below were reclassified to conform to the current period's presentation.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Linaclotide	$48,340	$46,048	$51,044
Early development candidates:
GI disorders (two compounds)(1)	15,992	11,068	15,547
sGC early development candidates (two compounds)(1)	11,775	—	—
Central nervous system disorders (two compounds)(1)	2,190	14,793	14,910
Allergic disorders (one compound)(1)	—	916	5,232

Total early development candidates	29,957	26,777	35,689
Discovery research	23,593	29,553	26,741

	$101,890	$102,378	$113,474

(1)
Number of compounds for early development candidates is for the year ended December 31, 2014.

        Since 2004, the date we began tracking costs by program, we have incurred approximately $306.7 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Actavis and AstraZeneca for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

        The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. In August 2012, the FDA approved our New Drug Applications for LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. In connection with the FDA approval, we are required to conduct certain nonclinical and clinical studies, including those aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Actavis established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. The first step in this plan was to undertake certain additional nonclinical studies, which we have completed. The FDA has concluded that the nonclinical data from these additional studies do not present a reason not to proceed with clinical studies in older pediatric patients (age 12 and above). We and Actavis are working with the FDA on a plan for clinical pediatric studies. In October 2012, we entered into a collaboration agreement with AstraZeneca under which we will jointly develop and commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. Therefore, we cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide in pediatrics, for other geographic markets, within its indicated population, in additional indications and populations or in new formulations. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide, a GC-C agonist, to advance a second GC program targeting sGC. sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications. Given the inherent uncertainties that come with the development of pharmaceutical products, we cannot estimate with any degree of certainty how these programs will evolve, and therefore the amount of time or money that would be required to obtain regulatory approval to market them. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, linaclotide's utility will be expanded in its indicated population; if or when linaclotide will be developed in pediatrics or otherwise outside of its current markets, indications, populations or formulations; or when, if ever, any of our other product candidates will generate revenues and cash flows.

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

        Under our AstraZeneca collaboration agreement, we are reimbursed for certain selling, general and administrative expenses and we net these reimbursements against our selling, general and administrative expenses as incurred. We include Actavis' selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from Actavis as collaboration expense or collaborative arrangements revenue, respectively. The selling, general and administrative cost-sharing payments to Forest for the nine months ended September 30, 2012 were reclassified to conform to the current period's presentation.

        Collaboration Expense.    Collaboration expense represents settlement payments due to Actavis on 50% of LINZESS net sales in the U.S. as well as cost of goods sold and selling, general and administrative cost-sharing settlement between us and Actavis. Prior to the fourth quarter of 2012, selling, general and administrative cost-sharing payments were presented within selling, general and administrative expenses. The cost-sharing payments to Actavis for the nine months ended September 30, 2012 were reclassified to conform to the current period's presentation.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation and related reserves, research and development expenses and share-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

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

Revenue Recognition

        Our revenue is generated primarily through collaborative research and development and licensing agreements. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, including participation on joint steering committees, and (iii) the manufacture of finished drug product, API or development materials for the collaborative partner, which are reimbursed at a contractually determined rate. Non-refundable payments to us under these agreements may include (i) up-front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API or development materials, (iv) payments based upon the achievement of certain milestones and (v) royalties on product sales. Additionally, we may receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China through our collaborations with Actavis and AstraZeneca, respectively.

        We evaluate revenue from new agreements that have multiple elements under the guidance of Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. We also evaluate whether amendments to our multiple element arrangements are considered material modifications that are subject to the application of ASU 2009-13. This evaluation requires us to assess all relevant facts and circumstances and to make subjective determinations and judgments. As part of this assessment, we consider whether the modification results in a material change to the arrangement, including whether there is a change in total arrangement consideration that is more than insignificant, whether there are changes in the deliverables included in the arrangement, whether there is a change in the term of the arrangement and whether there is a significant modification to the delivery schedule for contracted deliverables.

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

        We recognize our share of the pre-tax commercial net profit or net loss generated from the sales of LINZESS in the U.S. in the period the product sales are reported by Actavis and related cost of goods sold and selling, general and administrative expenses are incurred by us and our collaboration partner. These amounts are partially determined based on amounts provided by Actavis and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and contractual rebates, wholesaler fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. We are highly dependent on Actavis for timely and accurate information regarding any net revenues realized from sales of LINZESS and the costs incurred in selling it, in order to accurately report our results of operations. For the periods covered in the consolidated financial statements presented, there have been no material changes to prior period estimates of revenues, cost of goods sold or selling, general and administrative expenses associated with the sales of LINZESS in the U.S. However, if we do not receive timely and accurate information or incorrectly estimate activity levels associated with the collaboration at a given point in time, we could be required to record adjustments in future periods.

        We record our share of the net profits or net losses from the sales of LINZESS on a net basis and present the settlement payments to and from Actavis as collaboration expense or collaborative arrangements revenue, as applicable, as we are not the primary obligor and do not have the risks and rewards of ownership in the collaboration agreement with Actavis. We and our collaboration partner settle the cost sharing quarterly and each payment represents 50% of LINZESS net sales in the U.S. as well as the cost sharing settlement of selling, general and administrative expenses and cost of goods sold between us and Actavis. Prior to the fourth quarter of 2012, selling, general and administrative cost-sharing payments were presented within selling, general and administrative expenses. The cost-sharing payments to Actavis for the nine months ended September 30, 2012 were reclassified to conform to the current period's presentation.

Up-Front License Fees

        We recognize revenues from nonrefundable, up-front license fees related to collaboration and license agreements entered into prior to the adoption of ASU 2009-13, including the $70.0 million up-front license fee under the Actavis collaboration agreement entered into in September 2007, the $40.0 million up-front license fee, of which approximately $38.0 million was received net of foreign withholding taxes, under the Almirall license agreement entered into in April 2009 and the $30 million up-front license fee under the Astellas license agreement entered into in November 2009, on a straight-line basis over the contracted or estimated period of performance since the license deliverables were not deemed to have value on a standalone basis under pre-ASU 2009-13 guidance and we could not determine the fair value of the undelivered elements. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur. As a result, we often are required to make estimates regarding drug development and commercialization timelines for compounds being developed pursuant to a collaboration or license agreement. Because the drug development process is lengthy and our collaboration and license agreements typically cover activities over several years, this approach has resulted in the deferral of significant amounts of revenue into future periods. In addition, because of the many risks and uncertainties associated with the development of drug candidates, our estimates regarding the period of performance may change in the future. Any change in our estimates could result in substantial changes to the period over which the revenues from an up-front license fee are recognized. In March 2013, we revised our estimate of the development period associated with our Astellas license agreement from 115 months to 85 months and adjusted the amortization of the remaining deferred revenue accordingly. Aside from this change, we have had no other recent material changes to our estimated periods of continuing involvement under existing collaboration and license agreements. At September 30, 2012, the up-front license fees under the Actavis and Almirall collaborations were fully amortized.

        We recognize revenue allocated to the license related to collaboration and license agreements entered into or materially modified, including the amounts allocated to the license under the AstraZeneca collaboration agreement entered into in October 2012, upon delivery, when we believe the license to our intellectual property has stand-alone value. When we recognize revenue allocated to the license upon delivery under any of our collaborations, we may experience significant fluctuations in our collaborative arrangements revenues from quarter to quarter and year to year depending on the timing of transactions. When we believe the license to our intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, it is combined with other deliverables and the revenue of the combined unit of accounting is recorded based on the method appropriate for the last delivered item.

Milestones

        At the inception of each arrangement that includes pre-commercial milestone payments, we evaluate whether each pre-commercial milestone is substantive, in accordance with ASU No. 2010-17, Revenue Recognition—Milestone Method, or ASU 2010-17. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. If a substantive pre-commercial milestone is achieved and collection of the related receivable is reasonably assured, we recognize revenue related to the milestone in its entirety in the period in which the milestone is achieved. At December 31, 2014, we had no pre-commercial milestones that were deemed substantive. If we were to achieve milestones that we consider substantive under any of our collaborations, we may experience significant fluctuations in our collaborative arrangements revenue from quarter to quarter and year to year depending on the timing of achieving such substantive milestones. In those circumstances where a pre-commercial milestone is not substantive, we recognize as revenue on the date the milestone is achieved an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized over the remaining period of performance. Pre-commercial milestone payments received prior to the adoption of ASU 2010-17 continue to be recognized over the remaining period of performance.

        Commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Royalties on Product Sales

        We receive, or expect to receive in the future, royalty revenues under certain of our license or collaboration agreements. If we do not have any future performance obligations under these license or collaborations agreements, we record these revenues as earned. To the extent we do not have access to the royalty reports from our partners or the ability to accurately estimate the royalty revenue in the period earned, we record such royalty revenues one quarter in arrears.

Other

        We produce finished drug product, API and development materials for certain of our collaborators. We recognize revenue on finished drug product, API and development materials when the material has passed all quality testing required for collaborator acceptance, delivery has occurred, title and risk of loss have transferred to the collaborator, the price is fixed or determinable, and collection is reasonably assured. As it relates to development materials and API produced for Almirall and Astellas, we are reimbursed at a contracted rate. Such reimbursements are considered as part of revenue generated pursuant to the Almirall and Astellas license agreements and are presented as collaborative arrangements revenue. Any finished drug product, API and development materials currently produced for Actavis or AstraZeneca are recognized in accordance with the cost-sharing provisions of the Actavis and AstraZeneca collaboration agreements, respectively. We may experience fluctuations in our collaborative arrangements revenue from quarter to quarter and year to year depending on the timing of such transactions.

Inventory Valuation

        Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out basis.

        We evaluate inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements or inventory that fails to meet commercial sale specifications is written down with a corresponding charge to cost of revenue in the period that the impairment is first identified. We perform quarterly reviews of our inventory for potential excess or obsolescence and rely on data from several sources to estimate its net realizable value, including partner forecasts of projected inventory purchases, our internal forecasts and related process, historical sales by geographic region, and the status of and progress toward commercialization of linaclotide in partnered territories.

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

        During the quarter ended March 31, 2014, we transitioned from a "simplified method" to the use of our historical data when estimating the expected term of stock option grants for purposes of determining stock-based compensation expense. This change did not have a significant impact on our financial position or results of operations for the year ended December 31, 2014.

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

        While the assumptions used to calculate and account for share-based compensation awards represent management's best estimates, these estimates involve inherent uncertainties and the application of management's judgment. As a result, if revisions are made to our underlying assumptions and estimates, our share-based compensation expense could vary significantly from period to period.

Results of Operations

        The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Collaborative arrangements revenue	$76,436	$22,881	$150,245
Cost and expenses:
Cost of revenue	25,583	7,203	965
Research and development	101,890	102,378	113,474
Selling, general and administrative	118,333	123,228	92,538
Collaboration expense	—	42,074	16,030

Total cost and expenses	245,806	274,883	223,007

Loss from operations	(169,370)	(252,002)	(72,762)
Other (expense) income:
Interest expense	(21,166)	(21,002)	(59)
Interest and investment income	257	192	197
Other income	661	—	—

Other (expense) income, net	(20,248)	(20,810)	138

Net loss	$(189,618)	$(272,812)	$(72,624)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Collaborative arrangements revenue	$76,436	$22,881	$53,555	234.1%

        Collaborative Arrangements Revenue.    The increase in revenue from collaborative arrangements of approximately $53.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily related to an approximately $44.7 million increase in our share of the net profits from the sale of LINZESS in the U.S., an approximately $10.2 million increase in revenue recognized in connection with the achievement of a development milestone under our Astellas license agreement in the fourth quarter of 2014, an approximately $2.6 million increase in license revenue related to our collaboration agreement with AstraZeneca recognized in connection with a modification to the initial development plan and development budget in August 2014, which was deemed to be a material modification, an approximately $0.5 million increase in royalty revenue based on sales of CONSTELLA in the European territory, and an approximately $0.4 million increase in the amortization of deferred revenue associated with the Astellas license agreement due to a change in estimate in the development period in March 2013. The increases were partially offset by an approximately $4.7 million decrease in revenue from the shipments of linaclotide API to our licensing partners.

Cost and Expenses

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Cost and expenses:
Cost of revenue	$25,583	$7,203	$18,380	255.2%
Research and development	101,890	102,378	(488)	(0.5)%
Selling, general and administrative	118,333	123,228	(4,895)	(4.0)%
Collaboration expense	—	42,074	(42,074)	(100.0)%

Total cost and expenses	$245,806	$274,883	$(29,077)	(10.6)%

        Cost of Revenue.    The increase in cost of revenue of approximately $18.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily related to a write-down of approximately $20.3 million in inventory to an estimated net realizable value of approximately $5.0 million. We perform quarterly reviews of our inventory for potential excess or obsolescence and rely on data from several sources to estimate its net realizable value, including partner forecasts of projected inventory purchases, our internal forecasts and related process, historical sales by geographic region, and the status of and progress toward commercialization of linaclotide in partnered territories. Leading up to and early in the launch of CONSTELLA throughout Europe, we expanded our supply chain for API in order to reduce our reliance on any single supplier in this component of the supply chain. As a result, in connection with this expansion of the supply chain and to avoid shortages of API and possible patient impact, we agreed to purchase certain volumes based on higher potential demand levels projected with our European partner, Almirall. During the second quarter of 2014, Almirall reduced its inventory demand forecast, mainly due to the suspension of the commercialization of CONSTELLA in Germany, which led us to write down approximately $8.9 million of inventory to net realizable value. During the fourth quarter of 2014, Almirall lowered its inventory demand forecast due to increased commercial challenges throughout Europe, including Germany. Due to this further forecast reduction, and the fact that we have better insight into the launch trajectories outside of the U.S. than we did at launch, in the fourth quarter of 2014, we began placing additional emphasis on historical sales and our internal long range forecasts to evaluate inventory for potential excess or obsolescence, rather than on other data points such as Almirall's inventory demand forecasts, which were used in prior periods. This change in emphasis, in combination with Almirall lowering its inventory demand forecast during the quarter ended December 31, 2014, resulted in a write-down of approximately $11.4 million of inventory to an estimated net realizable value of approximately $5.0 million. The increase in cost of revenue due to the write-down of inventory during the year ended December 31, 2014 was partially offset by $1.9 million attributable to lower sales of linaclotide API to our licensing partners outside of the U.S. in the year ended December 31, 2014 compared to the year ended December 31, 2013.

        Research and Development Expense.    The decrease in research and development expense of approximately $0.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily related to a decrease of approximately $5.5 million in compensation, benefits and other employee-related expenses primarily associated with decreased average headcount, a decrease of approximately $5.0 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy, a decrease of approximately $3.6 million in costs related to the collaboration with Actavis, and a decrease of approximately $1.0 million in research costs related to our early stage pipeline candidates. The decreases were partially offset by an increase of approximately $8.0 million in external costs related to the development of linaclotide, an increase of approximately $3.2 million in operating costs, including information technology infrastructure costs and facility costs such as rent and amortization of leasehold improvements allocated to research and development, an increase in costs of approximately $3.0 million related to our January 2014 workforce reduction, and an increase of approximately $0.4 million in costs related to the collaboration with AstraZeneca.

        Selling, General and Administrative Expense.    Selling, general and administrative expenses decreased approximately $4.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily as a result of an approximately $6.5 million decrease in external consulting and other service costs primarily associated with developing and maintaining the infrastructure to support linaclotide, an approximately $3.6 million decrease in costs associated with selling expenses and marketing programs, an approximately $1.5 million decrease in compensation, benefits and other employee-related expenses associated with decreased average headcount, and an approximately $0.4 million decrease in selling, general and administrative expenses related to facilities and information technology infrastructure costs associated with operating our Cambridge, Massachusetts facility, including rent and amortization of leasehold improvements. The decreases were partially offset by an approximately $5.9 million increase in share-based compensation costs, of which approximately $2.3 million is related to the departure of an executive officer, and an increase in costs of approximately $1.2 million related to our January 2014 workforce reduction.

        Collaboration Expense.    Collaboration expense decreased approximately $42.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily as a result of our share of higher LINZESS net sales in the U.S., which generated a payment from Actavis to us rather than a payment to Actavis.

Other (Expense) Income, Net

	Years Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Other (expense) income:
Interest expense	$(21,166)	$(21,002)	$(164)	0.8%
Interest and investment income	257	192	65	33.9%
Other income	661	—	661	100%

Total other (expense) income, net	$(20,248)	$(20,810)	$562	(2.7)%

        Interest Expense.    Interest expense increased approximately $0.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, mainly due to interest associated with capital leases for the automobiles for our field-based sales force and medical science liaisons.

        Other Income.    The increase in other income of approximately $0.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily related to timing of the recognition of tax incentive awards that were previously received. In the year ended December 31, 2012, we were awarded an approximately $1.7 million tax incentive, associated with the Life Sciences Tax Incentive Program from the Massachusetts Life Sciences Center. During the year ended December 31, 2014, we recognized approximately $0.7 million as other income in the consolidated statement of operations, as we believe we have satisfied our job creation commitments related to this award for 2012 and 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Collaborative arrangements revenue	$22,881	$150,245	$(127,364)	(85)%

        Collaborative Arrangements Revenue.    The decrease in collaborative arrangements revenue of approximately $127.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily related to an approximately $85.0 million decrease in revenue related to the achievement of milestones under the Actavis collaboration agreement related to the approval of the linaclotide NDAs for both IBS-C and CIC in August 2012, an approximately $33.2 million decrease in the amortization of deferred revenue associated with the development phase of the arrangements with Actavis and Almirall as the performance periods ended in the third quarter of 2012, and an approximately $23.7 million decrease in revenue recognized under the AstraZeneca collaboration agreement primarily associated with revenue recognized upon delivery of the license in 2012. These decreases were partially offset by an approximately $8.0 million increase in revenue from shipments of linaclotide API, primarily to Almirall, an approximately $2.9 million increase in our share of the net profits and net losses from the sale of LINZESS in the U.S., an approximately $1.9 million increase in revenue related to the achievement of certain commercial launch milestones in our arrangement with Almirall (net of foreign tax withholdings), an approximately $1.5 million increase in revenue related to the amortization of deferred revenue associated with the Astellas license agreement due to a change in estimate in the development period, and an approximately $0.2 million increase in royalty revenue based on sales of CONSTELLA in the European territory.

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

        Research and Development Expense.    The decrease in research and development expense of approximately $11.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily related to a decrease of approximately $7.9 million in research costs related to our early stage pipeline candidates, an approximately $4.8 million decrease in external costs related to the development of linaclotide, an approximately $2.4 million decrease in operating costs, including facility costs such as rent and amortization of leasehold improvements allocated to research and development, and an approximately $1.6 million decrease in costs related to the collaboration with Actavis. These decreases were partially offset by an increase of approximately $2.8 million in information technology and other operating costs allocated to research and development, an approximately $1.9 million increase in costs related to the collaboration with AstraZeneca, which was executed in October 2012, an approximately $0.6 million increase related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy, an approximately $0.2 million increase in compensation, benefits, and employee related expenses primarily related to increased average headcount and increased healthcare costs, and an approximately $0.1 million increase in share-based compensation expense primarily related to our new hire grants and our annual stock option grant made in February 2013.

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

        Collaboration Expense.    Collaboration expense increased approximately $26.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily as a result of higher selling, general and administrative expenses incurred by us and Actavis and higher cost of goods sold reported by Actavis under our collaboration agreement, partially offset by our share of higher LINZESS net sales in the U.S.

Other (Expense) Income, Net

	Years Ended December 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Other (expense) income:
Interest expense	$(21,002)	$(59)	$(20,943)	35,497%
Interest and investment income	192	197	(5)	(3)%

Total other (expense) income, net	$(20,810)	$138	$(20,948)	(15,180)%

        Interest Expense.    Interest expense increased approximately $20.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to interest on our $175.0 million in aggregate principal amount notes issued in January 2013.

Liquidity and Capital Resources

        We have incurred losses since our inception in 1998 and, as of December 31, 2014, we had an accumulated deficit of approximately $967.5 million. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments as well as reimbursement of certain expenses; debt financings, including approximately $167.3 million of net proceeds from the private placement of our notes in January 2013; and the strategic sale of assets or businesses and interest earned on investments. At December 31, 2014, we had approximately $248.3 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds and U.S. government sponsored securities. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

        During the year ended December 31, 2014, our balances of cash, cash equivalents and available-for-sale securities increased approximately $50.7 million. This increase is primarily due to approximately $190.4 million in net proceeds from our follow-on public stock offering in February 2014 and approximately $22.7 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan. These sources of cash were partially offset by the cash used to operate our business, as we made payments related to, among other things, research and development and selling, general and administrative expenses as we continued to invest in our research pipeline and support the continued commercialization of LINZESS in the U.S. We also invested approximately $3.5 million in capital expenditures, made principal payments of approximately $1.2 million on outstanding debt and made payments of $1.0 million on capital lease obligations.

Cash Flows From Operating Activities

        Net cash used in operating activities totaled approximately $155.6 million for the year ended December 31, 2014. The primary uses of cash were our net loss of approximately $189.6 million and changes in assets and liabilities of approximately $30.1 million resulting primarily from an increase in related party accounts receivable principally due to higher amounts due from Actavis due to increased profits on the sale of LINZESS, an increase in purchases of linaclotide API, an increase in prepaid expenses and other assets, and an increase in deferred rent. These uses of cash were partially offset by non-cash items of approximately $64.2 million, including approximately $26.2 million in share-based compensation expense, approximately $20.3 million due to the write-down of inventory to net realizable value, approximately $12.3 million in depreciation and amortization expense of property and equipment, approximately $2.6 million in losses on facility subleases, approximately $1.6 million in non-cash interest expense and approximately $1.1 million in accretion of discounts and premiums on available-for-sale securities.

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

        Net cash used in operating activities totaled approximately $69.6 million for the year ended December 31, 2012. The primary uses of cash were our net loss of approximately $72.6 million and changes in assets and liabilities of approximately $27.1 million resulting primarily from a decrease in deferred revenue associated mainly with the recognition of collaborative arrangements revenue from our Actavis and Almirall agreements, an increase in inventory for linaclotide API manufactured in preparation for its sales launch in the U.S. and Europe, an increase in prepaid expenses and other current assets due to timing of payments, offset by increases in accounts payable and accrued expenses. These uses of cash were partially offset by non-cash items of approximately $30.1 million, including approximately $11.3 million in depreciation and amortization expense of property and equipment, approximately $17.6 million in share-based compensation expense and approximately $1.2 million in accretion of discounts and premiums on available-for-sale securities.

Cash Flows From Investing Activities

        Cash used in investing activities for the year ended December 31, 2014 totaled approximately $56.6 million and resulted primarily from the purchase of approximately $254.0 million of available-for-sale securities and the purchase of approximately $3.5 million of property and equipment, primarily manufacturing and laboratory equipment as well as software to improve our information technology infrastructure. This was partially offset by the maturity of approximately $200.9 million in available-for-sale securities.

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

Cash Flows From Financing Activities

        Cash provided by financing activities for the year ended December 31, 2014 totaled approximately $210.9 million and resulted primarily from approximately $190.4 million in net proceeds from our follow-on public stock offering in the first quarter of 2014 and approximately $22.7 million in cash provided by stock option exercises and the issuance of shares under our employee stock purchase plan, partially offset by approximately $1.2 million in cash used for principal payments on debt and approximately $1.0 million in cash used for payments on our capital leases.

        Cash provided by financing activities for the year ended December 31, 2013 totaled approximately $313.6 million and resulted primarily from approximately $167.3 million in net proceeds from our debt financing in January 2013, approximately $137.8 million in net proceeds from our follow-on public stock offering in the second quarter of 2013 and approximately $9.3 million in cash provided by stock option exercises and the issuance of shares under our employee stock purchase plan, partially offset by approximately $0.8 million in cash used for payments on our capital leases.

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

Funding Requirements

        In August 2012, we received regulatory approval for LINZESS in the U.S. for the treatment of IBS-C or CIC in adults and, in December 2012, commenced our commercial launch with our collaboration partner, Actavis. While we began commercializing LINZESS in the fourth quarter of 2012, our company has not achieved profitability. In November 2012, our European partner, Almirall, received approval for CONSTELLA for the treatment of IBS-C in adults, which is currently being commercialized in certain European countries by Almirall. In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Actavis has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Actavis, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS. In May 2014, Actavis began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. Our partnership with Actavis requires total net sales of LINZESS in the U.S. to be reduced by commercial costs incurred by each party, and such resulting net profit or net loss attributable to LINZESS is shared equally between us and Actavis. Additionally, we receive royalties based on sales of linaclotide in the European territory, Canada, and Mexico from our partners. We cannot anticipate when, if ever, proceeds generated from sales of LINZESS and CONSTELLA will enable us to become cash flow positive. We anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, and continue to invest in our pipeline and potentially other external opportunities. In addition, we are generally required to make cash expenditures to manufacture linaclotide API in advance of selling it to our collaboration partners and collecting payments for such inventory sales, which may result in significant periodic uses of cash. We believe that our cash on hand as of December 31, 2014 will be sufficient to meet our projected operating needs at least through the next twelve months.

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

Contractual Commitments and Obligations

Lease and Commercial Supply Obligations

        The following table summarizes our lease and commercial supply obligations at December 31, 2014 (excluding interest):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Commercial supply obligations(1)	$26,580	$5,010	$13,980	$5,060	$2,530
Capital lease obligations(2)	4,182	1,434	2,663	85	—
Operating lease obligations(3)	46,764	14,342	31,787	635	—

Total contractual obligations	$77,526	$20,786	$48,430	$5,780	$2,530

(1)
We have multiple commercial supply agreements with contract manufacturing organizations for the purchase of linaclotide finished drug product and API. The table above reflects our minimum purchase requirements under these commercial supply agreements, as well as any outstanding non-cancellable purchase orders, related to the supply contracts associated with the territories not covered by our collaboration with Actavis. In addition, we and Actavis are jointly obligated to make minimum purchases of linaclotide API for the territories covered by our collaboration with Actavis. Currently, Actavis fulfills all such minimum purchase commitments and, as a result, they are excluded from the table above.

(2)
Our commitment for capital lease obligations principally relates to leased automobiles for our field-based sales force and medical science liaisons, and computer and office equipment.

(3)
Our commitments for operating leases relate to our lease of office and laboratory space in Cambridge, Massachusetts and our data storage space in Boston, Massachusetts. In the third quarter of 2014, we entered into two arrangements, with the landlord's consent, to sublease a portion of our Cambridge, Massachusetts corporate headquarters. The future minimum lease payments included in this table do not reflect the $1.6 million of sublease rental income that we are entitled to receive through 2016 under the first sublease or the $14.6 million of sublease rental income that we are entitled to receive through 2018 under the second sublease.

Notes Payable

        On January 4, 2013, we closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a "Payment Date") beginning June 15, 2013. On March 15, 2014, we began making quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the "Synthetic Royalty Amount") and (ii) accrued and unpaid interest on the notes (the "Required Interest Amount"). Principal on the notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the notes are based on the net sales of LINZESS in the U.S., which will vary from quarter to quarter, the notes may be repaid prior to June 15, 2024, the final legal maturity date. We made principal payments of $1.2 million through December 31, 2014. Since we are unable to reliably estimate the exact timing and amounts of the principal payments, as discussed under "Risk Factors" in Item 1A of this Annual Report on Form 10-K, the notes-related commitments are not included in the table above.

Commitments Related to Our Collaboration and License Agreements

        Under our collaborative agreements with Actavis and AstraZeneca, we share with Actavis and AstraZeneca all development and commercialization costs related to linaclotide in the U.S. and China, respectively. The actual amounts that we pay our partners or that partners pay to us will depend on numerous factors outside of our control, including the success of our clinical development efforts with respect to linaclotide, the content and timing of decisions made by the regulators, the reimbursement and competitive landscape around linaclotide and our other product candidates, and other factors described under "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

        In addition, we have commitments to make potential future milestone payments under one of our license and collaboration arrangements totaling $23.0 million, which includes $5.0 million for development milestones and $18.0 million for regulatory milestones. We are also committed to make potential future milestone payments of up to $114.5 million per product to one of our collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. These milestones primarily include the commencement and results of clinical trials, obtaining regulatory approval in various jurisdictions and the future commercial success of development programs, the outcome and timing of which are difficult to predict and subject to significant uncertainty. In addition to the milestones discussed above, we are obligated to pay royalties on future sales, which are contingent on generating levels of sales of future products that have not been achieved and may never be achieved. Since we are unable to reliably estimate the timing and amounts of such milestone and royalty payments, or whether they will occur at all, these contingent payments have been excluded from the table above. See Note 4, "Collaboration and License Agreements," in the accompanying notes to consolidated financial statements for additional information regarding our license and collaboration arrangements.

Other Funding Commitments

        As of December 31, 2014, we have several on-going studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties. These items are not included in the table above.

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

Effects of Inflation

        We do not believe that inflation and changing prices over the years ended December 31, 2014, 2013 and 2012 had a significant impact on our results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data

        Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-51, of this Annual Report on Form 10-K.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control

        As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended December 31, 2014 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ironwood Pharmaceuticals, Inc.

        We have audited Ironwood Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ironwood Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Ironwood Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ironwood Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Ironwood Pharmaceuticals, Inc. and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 18, 2015

Item 9B.    Other Information

        On February 13, 2015, in connection with its ongoing evaluation of our compensation practices, the Compensation and HR Committee of our Board of Directors, or the Committee, increased the individual bonus target for each of our executive officers from 30% to 50% of his or her base salary, commencing with bonuses payable in 2016 for 2015 performance. Consistent with our current practice, actual bonus achievement will be based upon the percent achievement of our corporate goals for the year and the individual performance of each executive officer, as determined by the Committee.

        In addition, on such date, the Committee approved our entry into severance arrangements with each of our executive officers, or the Arrangements. Under the Arrangements, our executive officers are eligible to receive the following benefits in the event of an involuntary termination without Cause or a Constructive Termination (each as defined below), provided the executive officer has complied with all of our rules and policies, executed a separation agreement that includes a release of claims and complies with his or her post-employment obligations of non-disclosure, non-competition and non-solicitation:

  •
  an amount equal to 12 months of his or her current base salary, a pro rata amount of his or her target annual cash incentive award for the current year (pro-rated based on the percentage of the year worked prior to the triggering event), an amount equal to his or her full target annual cash incentive award for the current year, and an amount equal to his or her actual annual cash incentive award for the prior year if such amount has not already been paid to him or her; and

  •
  benefit continuation under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, with Ironwood contributing to the cost of such coverage in the same amount as if the executive officer was actively employed, plus COBRA administrative fees, for 12 months following the triggering event. The executive officers are also eligible to receive outplacement assistance consistent with industry standards.

        If the triggering event occurs in connection with a change of control of Ironwood, the Arrangements provide that the executive officer will be entitled to receive the greater of the benefits under his or her Arrangement and the benefits under the change of control severance benefit plan in effect at the time of such termination, on a payment-by-payment and benefit-by-benefit basis. The Arrangements further provide that if, in connection with the sale of all or substantially all of the assets of Ironwood, we will cause the acquirer of such assets to assume the Arrangements.

        For purposes of the Arrangements, "Constructive Termination" means termination of employment by the executive officer for Good Reason (as defined below); provided that Constructive Termination shall not include any termination of employment (i) by Ironwood for Cause; (ii) by Ironwood as a result of the permanent disability of the executive officer; (iii) as a result of the death of the executive officer; or (iv) as a result of the voluntary termination of employment by the executive officer for any reason other than Good Reason. "Good Reason" means the occurrence of any of the following conditions: (a) a material diminution in the executive officer's authority, duties or responsibilities; (b) a material diminution in the executive officer's total target cash compensation unless such diminution is in connection with a proportional reduction in compensation for all or substantially all executive officers; or (c) the relocation of the executive officer's work place for Ironwood to a location more than 60 miles from the location of the work place prior to the Constructive Termination. The Arrangements provide that "Cause" has the same meaning as ascribed to the term in our Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan, as most recently in effect prior to the time of termination, which such plan was previously filed as Exhibit 4.1 to the registration statement on Form S-8 filed with the Securities and Exchange Commission on October 12, 2012.

        This description of the Arrangements does not purport to be complete and is subject to and qualified in its entirety by reference to the full text thereof. A copy of the form of Executive Severance Agreement to be entered into with each of our executive officers is filed as Exhibit 10.6 hereto and incorporated herein by reference.

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

        Certain information regarding our executive officers is set forth at the end of Part I, Item 1 of this Form 10-K under the heading, "Executive Officers of the Registrant." The other information required by this item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders.

        The table below sets forth information with regard to securities authorized for issuance under our equity compensation plans as of December 31, 2014. As of December 31, 2014, we had four active equity compensation plans, each of which was approved by our stockholders:

  •
  Our Amended and Restated 2002 Stock Incentive Plan;

  •
  Our Amended and Restated 2005 Stock Incentive Plan;

  •
  Our Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan; and

  •
  Our Amended and Restated 2010 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,957,773	$10.07	10,811,998
Equity compensation plans not approved by security holders	—	—	—

Total	19,957,773	$10.07	10,811,998

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference from our proxy statement for our 2015 Annual Meeting of Stockholders.

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

    (3)
    Exhibits

Incorporated by reference herein
Number		Description	Form	Date
3.1		Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

3.2		Fifth Amended and Restated Bylaws	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

4.1		Specimen Class A common stock certificate	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 20, 2010

4.2		Eighth Amended and Restated Investors' Rights Agreement, dated as of September 1, 2009, by and among Ironwood Pharmaceuticals, Inc., the Founders and the Investors named therein	Registration Statement on Form S-1, as amended (File No. 333-163275)	November 20, 2009

4.3		Indenture, dated as of January 4, 2013, by and between Ironwood Pharmaceuticals, Inc., as issuer of the Notes, and U.S. Bank National Association, as initial trustee of the Notes and as Operating Bank	Form 8-K (File No. 001-34620)	January 8, 2013

10.1	#	Amended and Restated 2002 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.2	#	Amended and Restated 2005 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 29, 2010

10.3	#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S-8, as amended (File No. 333-184396)	October 12, 2012

Incorporated by reference herein
Number		Description	Form	Date
10.3.1	#*	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan

10.3.2	#*	Form of Non-employee Director Restricted Stock Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan

10.3.3	#*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan

10.4	#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013

10.5	#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10-Q (File No. 001-34620)	April 29, 2014

10.6	#*	Form of Executive Severance Agreement

10.7	#	Director Compensation Plan effective January 1, 2014	Annual Report on Form 10-K (File No. 001-34620)	February 7, 2014

10.8	#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.9	#*	Consulting Agreement, dated as of December 16, 2014, by and between Christopher Walsh and Ironwood Pharmaceuticals, Inc.

10.10	+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

10.10.1		Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013

Incorporated by reference herein
Number		Description	Form	Date
10.11	+	License Agreement, dated as of April 30, 2009, by and between Almirall, S.A. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

10.11.1	+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Almirall, S.A. and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 8, 2013

10.12	+	License Agreement, dated as of November 10, 2009, by and among Astellas Pharma Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

10.13	+	Collaboration Agreement, dated as of October 23, 2012, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013

10.14	+	Commercial Supply Agreement, dated as of June 23, 2010, by and among PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB, Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 10, 2010

10.15	+	Commercial Supply Agreement, dated as of March 28, 2011, by and among Corden Pharma Colorado, Inc. (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 13, 2011

10.15.1	+	Amendment No. 3 to Commercial Supply Agreement, dated as of November 26, 2013, by and between Corden Pharma Colorado, Inc. (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 7, 2014

10.16		Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 12, 2007, as amended on April 9, 2009, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

Incorporated by reference herein
Number		Description	Form	Date
10.16.1		Second Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 9, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

10.16.2		Third Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 1, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2011

10.16.3		Fourth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 3, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2011

10.16.4		Fifth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 18, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

10.16.5		Sixth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 19, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013

10.16.6		Seventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 30, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013

10.16.7	*	Eighth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 8, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC

Incorporated by reference herein
Number		Description	Form	Date
10.16.8	*	Ninth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 27, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC

10.16.9	*	Tenth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 21, 2015, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC

10.16.10	*	Sublease, dated as of July 1, 2014, by and between Biogen Idec MA Inc. and Ironwood Pharmaceuticals, Inc. to Lease for facilities at 301 Binney St., Cambridge, MA, as amended, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC

21.1	*	Subsidiaries of Ironwood Pharmaceuticals, Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1	‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	*	XBRL Instance Document

Incorporated by reference herein
Number		Description	Form	Date
101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on the 18th day of February 2015.

Ironwood Pharmaceuticals, Inc.
By:	/s/ PETER M. HECHT Peter M. Hecht Chief Executive Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PETER M. HECHT Peter M. Hecht	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2015
/s/ THOMAS GRANEY Thomas Graney	Chief Financial Officer (Principal Financial Officer)	February 18, 2015
/s/ GINA CONSYLMAN Gina Consylman	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2015
/s/ BRYAN E. ROBERTS Bryan E. Roberts	Chairman of the Board	February 18, 2015
/s/ GEORGE H. CONRADES George H. Conrades	Director	February 18, 2015
/s/ JOSEPH C. COOK, JR. Joseph C. Cook, Jr.	Director	February 18, 2015
/s/ DAVID A. EBERSMAN David A. Ebersman	Director	February 18, 2015

Signature	Title	Date

/s/ MARSHA H. FANUCCI Marsha H. Fanucci	Director	February 18, 2015
/s/ TERRANCE G. MCGUIRE Terrance G. McGuire	Director	February 18, 2015
/s/ JULIE H. MCHUGH Julie H. McHugh	Director	February 18, 2015
/s/ EDWARD P. OWENS Edward P. Owens	Director	February 18, 2015
/s/ CHRISTOPHER T. WALSH Christopher T. Walsh	Director	February 18, 2015
/s/ DOUGLAS E. WILLIAMS Douglas E. Williams	Director	February 18, 2015

Index to Consolidated Financial Statements of
Ironwood Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ironwood Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Ironwood Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ironwood Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ironwood Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 18, 2015

Ironwood Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$74,297	$75,490
Available-for-sale securities	174,037	122,112
Accounts receivable	10	513
Related party accounts receivable, net	25,829	2,700
Inventory	4,954	22,145
Prepaid expenses and other current assets	10,603	6,168

Total current assets	289,730	229,128
Restricted cash	8,147	8,147
Property and equipment, net	29,826	37,376
Other assets	5,810	4,311

Total assets	$333,513	$278,962

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,754	$10,139
Related party accounts payable, net	8	48
Accrued research and development costs	3,574	3,412
Accrued expenses	22,612	18,438
Current portion of capital lease obligations	1,152	1,139
Current portion of deferred rent	4,992	2,790
Current portion of deferred revenue	7,191	5,074
Current portion of notes payable	11,258	—

Total current liabilities	60,541	41,040
Capital lease obligations, net of current portion	2,571	3,134
Deferred rent, net of current portion	10,522	8,822
Deferred revenue, net of current portion	8,989	11,416
Notes payable, net of current portion	162,338	174,672
Other liabilities	—	1,653
Commitments and contingencies (Note 4, 10 and 11)
Stockholders' equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 124,915,658 and 102,803,093 shares issued and outstanding at December 31, 2014 and 2013, respectively	125	103
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 15,907,272 and 18,362,037 shares issued and outstanding at December 31, 2014 and 2013, respectively	16	18
Additional paid-in capital	1,055,876	815,930
Accumulated deficit	(967,446)	(777,828)
Accumulated other comprehensive income (loss)	(19)	2

Total stockholders' equity	88,552	38,225

Total liabilities and stockholders' equity	$333,513	$278,962

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Collaborative arrangements revenue	$76,436	$22,881	$150,245
Cost and expenses:
Cost of revenue	25,583	7,203	965
Research and development	101,890	102,378	113,474
Selling, general and administrative	118,333	123,228	92,538
Collaboration expense	—	42,074	16,030

Total cost and expenses	245,806	274,883	223,007

Loss from operations	(169,370)	(252,002)	(72,762)
Other (expense) income:
Interest expense	(21,166)	(21,002)	(59)
Interest and investment income	257	192	197
Other income	661	—	—

Other (expense) income, net	(20,248)	(20,810)	138

Net loss	$(189,618)	$(272,812)	$(72,624)

Net loss per share—basic and diluted	$(1.39)	$(2.35)	$(0.68)
Weighted average number of common shares used in net loss per share—basic and diluted	136,811	115,852	106,403

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(189,618)	$(272,812)	$(72,624)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(21)	(3)	(1)

Total other comprehensive loss	(21)	(3)	(1)

Comprehensive loss	$(189,639)	$(272,815)	$(72,625)

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)

	Class A common stock		Class B common stock
							Accumulated other comprehensive income (loss)
					Additional paid-in capital	Accumulated deficit		Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	61,801,770	$62	38,914,080	$39	$542,141	$(432,392)	$6	$109,856
Issuance of common stock upon exercise of stock options and employee stock purchase plan	226,658	—	782,955	1	4,019	—	—	4,020
Issuance of common stock awards	2,364	—	—	—	30	—	—	30
Issuance of common stock upon public offering, net of offering costs of $5.9 million	6,037,500	6	—	—	85,222	—	—	85,228
Conversion of Class B common stock to Class A common stock	10,184,782	10	(10,184,782)	(10)	—	—	—	—
Share-based compensation expense related to issuance of stock options to non-employees	—	—	—	—	60	—	—	60
Share-based compensation expense related to issuance of stock options to employees and employee stock purchase plan	—	—	—	—	17,483	—	—	17,483
Restricted common shares subject to repurchase	—	—	—	—	(7)	—	—	(7)
Restricted common stock no longer subject to repurchase	—	—	—	—	7	—	—	7
Unrealized loss on short-term investments	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(72,624)	—	(72,624)

Balance at December 31, 2012	78,253,074	78	29,512,253	30	648,955	(505,016)	5	144,052
Issuance of common stock upon exercise of stock options and employee stock purchase plan	645,196	1	1,538,887	1	9,295	—	—	9,297
Issuance of common stock awards	10,772	—	—	—	28	—	—	28
Issuance of common stock upon public offering, net of offering costs of $7.9 million	11,204,948	11	—	—	137,755	—	—	137,766
Conversion of Class B common stock to Class A common stock	12,689,103	13	(12,689,103)	(13)	—	—	—	—
Share-based compensation expense related to issuance of stock options to non-employees	—	—	—	—	272	—	—	272
Share-based compensation expense related to issuance of stock options to employees and employee stock purchase plan	—	—	—	—	19,624	—	—	19,624
Restricted common stock no longer subject to repurchase	—	—	—	—	1	—	—	1
Unrealized loss on short-term investments	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(272,812)	—	(272,812)

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Stockholders' Equity (Continued)

(In thousands, except share amounts)

	Class A common stock		Class B common stock
							Accumulated other comprehensive income (loss)
					Additional paid-in capital	Accumulated deficit		Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	102,803,093	103	18,362,037	18	815,930	(777,828)	2	38,225
Issuance of common stock upon exercise of stock options and employee stock purchase plan	1,705,752	2	1,876,880	2	23,328	—	—	23,332
Issuance of common stock awards	290,843	—	—	—	22	—	—	22
Issuance of common stock upon public offering, net of offering costs of $10.8 million	15,784,325	16	—	—	190,412	—	—	190,428
Conversion of Class B common stock to Class A common stock	4,331,645	4	(4,331,645)	(4)	—	—	—	—
Share-based compensation expense related to issuance of stock options to non-employees	—	—	—	—	2,618	—	—	2,618
Share-based compensation expense related to issuance of stock options to employees and employee stock purchase plan	—	—	—	—	23,566	—	—	23,566
Unrealized loss on short-term investments	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	(189,618)	—	(189,618)

Balance at December 31, 2014	124,915,658	$125	15,907,272	$16	$1,055,876	$(967,446)	$(19)	$88,552

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(189,618)	$(272,812)	$(72,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,331	11,729	11,325
Loss on disposal of property and equipment	119	610	20
Share-based compensation expense	26,184	19,829	17,573
Write-down of inventory to net realizable value	20,292	—	—
Loss on facility subleases	2,573	—	—
Accretion of discount/ premium on investment securities	1,085	1,254	1,157
Non-cash interest expense	1,566	1,719	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	(23,680)	(1,726)	(835)
Restricted cash	—	(500)	—
Prepaid expenses and other current assets	(3,947)	(52)	(5,127)
Inventory	(3,078)	(11,915)	(6,699)
Other assets	(2,876)	116	(145)
Accounts payable and accrued expenses	1,425	(11,724)	24,241
Accrued research and development costs	162	(2,252)	(1,346)
Deferred revenue	744	(4,915)	(36,016)
Deferred rent	1,811	(2,716)	(2,149)
Other liabilities	(661)	—	992

Net cash used in operating activities	(155,568)	(273,355)	(69,633)

Cash flows from investing activities:
Purchases of available-for-sale securities	(253,995)	(287,943)	(96,709)
Sales and maturities of available-for-sale securities	200,964	196,102	140,757
Purchases of property and equipment	(3,538)	(9,592)	(13,979)
Proceeds from sale of property and equipment	—	—	9

Net cash (used in) provided by investing activities	(56,569)	(101,433)	30,078

Cash flows from financing activities:
Proceeds from issuance of common stock	190,428	137,766	85,228
Proceeds from issuance of notes payable	—	175,000	—
Costs associated with issuance of notes payable	—	(7,717)	—
Proceeds from exercise of stock options, and shares issued under employee stock purchase plan	22,741	9,297	4,020
Payments on capital lease obligations	(1,062)	(768)	(275)
Principal payments on debt	(1,163)	—	—

Net cash provided by financing activities	210,944	313,578	88,973

Net (decrease) increase in cash and cash equivalents	(1,193)	(61,210)	49,418
Cash and cash equivalents, beginning of period	75,490	136,700	87,282

Cash and cash equivalents, end of period	$74,297	$75,490	$136,700

Supplemental cash flow disclosure:
Cash paid for interest	$19,606	$18,428	$55
Non-cash investing activities:
Purchases under capital leases	$766	$4,472	$247
Fixed assets in accounts payable and accrued expenses	$1,592	$261	$2,146

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

        The Company has one marketed product, linaclotide, which is available in the United States ("U.S.") and Mexico under the trademarked name LINZESS® and is available in certain European countries and Canada under the trademarked name CONSTELLA®. Linaclotide is also being developed and commercialized in other parts of the world by certain of the Company's partners.

        In August 2012, the U.S. Food and Drug Administration ("FDA") approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation ("IBS-C") or chronic idiopathic constipation ("CIC"). The Company and Forest Laboratories, Inc. ("Forest") began commercializing LINZESS in the U.S. in December 2012. In July 2014, Actavis plc ("Actavis") completed its acquisition of Forest. The collaboration between the companies for the development and commercialization of linaclotide in North America remains in effect.

        In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first, and to date, only drug approved in the European Union ("E.U.") for IBS-C. The Company's European partner, Almirall, S.A. ("Almirall"), began commercializing CONSTELLA in Europe in the second quarter of 2013. Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain. In May 2014, Almirall suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA. Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

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

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Nature of Business (Continued)

        The Company and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy, the Company and Actavis initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC to provide a broader range of treatment options to physicians and adult CIC patients. In addition to linaclotide-based opportunities, the Company is advancing multiple GI development programs as well as further leveraging the pharmacological expertise in GC pathways that it established through the development of linaclotide, a guanylate cyclase type-C agonists, to advance a second GC program targeting soluble guanylate cyclase ("sGC"). sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications.

        The Company was incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, the Company changed its name to Ironwood Pharmaceuticals, Inc. To date, the Company has dedicated substantially all of its activities to the research, development and commercialization of linaclotide, as well as to the research and development of its other product candidates. The Company has incurred significant operating losses since its inception in 1998. As of December 31, 2014, the Company had an accumulated deficit of approximately $967.5 million.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Ironwood Pharmaceuticals, Inc. and its wholly owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

        The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company's management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company's management evaluates its estimates, including those related to revenue recognition, available-for-sale securities, inventory valuation and related reserves, impairment of long-lived assets, balance sheet classification of notes payable, income taxes including the valuation allowance for deferred tax assets, research and development expense, contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

        The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

primarily consist of money market funds and U.S. government-sponsored securities. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $61.0 million and approximately $67.3 million at December 31, 2014 and 2013, respectively.

Restricted Cash

        The Company is contingently liable under unused letters of credit with a bank, related to the Company's facility lease and automobile lease agreements and credit card arrangements, in the amount of approximately $8.1 million as of December 31, 2014 and 2013. As a result, the Company has restricted cash of approximately $8.1 million as of December 31, 2014 and 2013 securing these letters of credit. The cash will be restricted until the termination of the leases and credit card arrangements.

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

        The cost of securities sold is based on the specific identification method for purposes of recording realized gains and losses. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other-than-temporary impairments for the years ended December 31, 2014, 2013 and 2012.

Inventory

        Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out basis.

        The Company evaluates inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements or inventory that fails to meet commercial sale specifications is written down with a corresponding charge to cost of revenue in the period that the impairment is first identified. The Company performs quarterly reviews of its inventory for potential excess or obsolescence and relies on data from several sources to estimate its net realizable value, including partner forecasts of projected inventory purchases, the Company's internal forecasts and related process, historical sales by geographic region, and the status of and progress toward commercialization of linaclotide in partnered territories. During the year ended December 31, 2014, the Company wrote-down approximately $20.3 million in inventory to an estimated net realizable value of approximately $5.0 million. This write-down was primarily attributable to Almirall's reduced inventory demand forecasts, mainly due to the suspension of commercialization of CONSTELLA in Germany and a challenging commercial environment

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

throughout Europe. This write-down is more fully described in Note 7, Inventory, to these consolidated financial statements.

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

Concentrations of Suppliers

        The Company relies on third-party manufacturers and its collaboration partners to manufacture the linaclotide active pharmaceutical ingredient ("API") and final linaclotide drug product. Currently, there are two third-party manufacturers approved for the production of the linaclotide API in three facilities. The Company's collaboration partners, except AstraZeneca in China, (Actavis, Almirall and Astellas) are responsible for drug product manufacturing of linaclotide into finished product for their respective territories. The Company also has an agreement with another independent third party to serve as a second source of drug product manufacturing of linaclotide for its partnered territories. If any of the Company's suppliers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company's production could be delayed. Such delays could have a material adverse effect on the Company's business, financial position and results of operations.

Accounts Receivable and Related Valuation Account

        The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company's receivables primarily relate to amounts reimbursed under its collaboration and license agreements. The Company believes that credit risks associated with these collaborators are not significant. To date, the Company has not had any write-offs of bad debt, and as such, the Company did not have an allowance for doubtful accounts as of December 31, 2014 and 2013.

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

        Accounts receivable, including related party accounts receivable, primarily consist of amounts due under the collaboration agreement with Actavis and the license agreement with Astellas (Note 4) for which the Company does not obtain collateral. Accounts receivable or payable to or from Actavis and Almirall are presented as related party transactions on the consolidated balance sheets as both entities own common stock of the Company.

        The percentages of revenue recognized from significant customers of the Company in the years ended December 31, 2014, 2013 and 2012 as well as the account receivable balances, net of any payables due, at December 31, 2014 and 2013 are included in the following table:

	Accounts Receivable		Revenue
	December 31,		Years Ended December 31,
	2014	2013	2014	2013	2012
Collaborative Partner:
Actavis	100%	84%	62%	13%	67%
Almirall	—%	—%	10%	57%	14%
Astellas	—%	16%	23%	25%	3%
AstraZeneca	—%	—%	5%	5%	16%

        As of December 31, 2014 and 2013, the Company was in a net payable position with AstraZeneca; as such, there was no accounts receivable due from AstraZeneca as of December 31, 2014 or 2013. For the years ended December 31, 2014, 2013 and 2012, no additional customers accounted for more than 10% of the Company's revenue.

Revenue Recognition

        The Company's revenue is generated primarily through collaborative research and development and licensing agreements. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, including participation on joint steering committees, and (iii) the manufacture of finished drug product, API, or development materials for the collaborative partner which are reimbursed at a contractually determined rate. Non-refundable payments to the Company under these agreements may include (i) up-front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API, or development materials, (iv) payments based upon the achievement of certain milestones, and (v) royalties on product sales. Additionally, the Company may receive its share of the net profits or bear its share of the net losses from the sale of linaclotide in the U.S. and China through its collaborations with Actavis and AstraZeneca, respectively.

        At December 31, 2014, the Company had collaboration agreements with Actavis and AstraZeneca and license agreements with Almirall and Astellas. Refer to Note 4, "Collaboration and License Agreements," for additional discussion of these agreements.

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

Agreements Entered into Prior to January 1, 2011

        For arrangements that include multiple deliverables and were entered into prior to January 1, 2011, the Company follows the provisions of the Accounting Standards Codification ("ASC") Topic 605-25, Revenue Recognition—Multiple-Element Arrangements ("ASC 605-25"), in accounting for these agreements. Under ASC 605-25, the Company was required to identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting. Collaborative research and development and licensing agreements that contained multiple deliverables were divided into separate units of accounting when the following criteria were met:

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

Up-Front License Fees

        The Company recognizes revenue from nonrefundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the period over which the research and development is expected to occur or manufacturing services are expected to be provided. Accordingly, the Company is required to make estimates regarding the drug development and commercialization timelines for drugs and drug candidates being developed pursuant to the applicable agreement. The determination of the length of the period over which to recognize the revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period. Quarterly, the Company reassesses its period of substantial involvement over which the Company amortizes its up-front license fees and makes adjustments as appropriate. The Company's estimates regarding the period of performance under its collaborative research and development and licensing agreements have changed in the past and may change in the future. In the event that a license were to be terminated, the Company would recognize as revenue any portion of the up-front fee that had not previously been recorded as revenue, but was classified as deferred revenue at the date of such termination. At December 31, 2014, only a portion of Astellas' up-front license fee remains deferred as

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the period of performance under the Actavis and Almirall arrangements ended in the quarter ended September 30, 2012.

Agreements Entered into or Materially Modified on or after January 1, 2011

        The Company evaluates revenue from new multiple element agreements entered into on or after January 1, 2011 under ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). The Company also evaluates whether amendments to its multiple element arrangements are considered material modifications that are subject to the application of ASU 2009-13. This evaluation requires management to assess all relevant facts and circumstances and to make subjective determinations and judgments. As part of this assessment, the Company considers whether the modification results in a material change to the arrangement, including whether there is a change in total arrangement consideration that is more than insignificant, whether there are changes in the deliverables included in the arrangement, whether there is a change in the term of the arrangement and whether there is a significant modification to the delivery schedule for contracted deliverables.

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

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        At December 31, 2014, the Company has one collaboration agreement with AstraZeneca that is being accounted for under ASU 2009-13.

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

Milestones

        At the inception of each arrangement that includes pre-commercial milestone payments, the Company evaluates whether each pre-commercial milestone is substantive, in accordance with ASU No. 2010-17, Revenue Recognition—Milestone Method ("ASU 2010-17"), adopted on January 1, 2011. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. At December 31, 2014, the Company had no pre-commercial milestones that were deemed substantive. If a substantive pre-commercial milestone is achieved and collection of the related receivable is reasonably assured, the Company recognizes revenue related to the milestone in its entirety in the period in which the milestone is achieved. If the Company were to achieve milestones that are considered substantive under any of the Company's collaborations, the Company may experience significant fluctuations in collaborative arrangements revenue from quarter to quarter and year to year depending on the timing of achieving such substantive milestones. In those circumstances where a pre-commercial milestone is not substantive, the Company recognizes as revenue on the date the milestone is achieved an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized over the remaining period of performance. Pre-commercial milestone payments received prior to the adoption of ASU 2010-17 continue to be recognized over the remaining period of performance.

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

        The Company recognizes its share of the pre-tax commercial net profit or net loss generated from the sales of LINZESS in the U.S. in the period the product sales are reported by Actavis and related cost of goods sold and selling, general and administrative expenses are incurred by the Company and its collaboration partner. These amounts are partially determined based on amounts provided by Actavis and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and contractual rebates, wholesaler fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. The Company is highly dependent on Actavis for timely and accurate information regarding any net revenues realized from sales of LINZESS and the costs incurred in selling it, in order to accurately report its results of operations. For the periods covered in the consolidated financial statements presented, there have been no material changes to prior period estimates of revenues, cost of goods sold or selling, general and administrative expenses associated with the sales of LINZESS in the U.S. However, if the Company does not receive timely and accurate information or incorrectly estimates activity levels associated with the collaboration at a given point in time, the Company could be required to record adjustments in future periods.

        The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis and presents the settlement payments to and from Actavis as collaboration expense or collaborative arrangements revenue, as applicable, as the Company is not the primary obligor and does not have the risks and rewards of ownership in the collaboration agreement with Actavis. The Company and Actavis settle the cost sharing quarterly, such that the Company's statement of operations reflects 50% of the pre-tax net profit or loss generated from sales of LINZESS in the U.S. Prior to the fourth quarter of 2012, selling, general and administrative cost-sharing payments were presented within selling, general and administrative expenses. The cost-sharing payments to Actavis for the nine months ended September 30, 2012 were reclassified to conform to the current period's presentation.

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

Other

        The Company produces finished drug product, API and development materials for certain of its collaborators. The Company recognizes revenue on finished drug product, API and development materials when the material has passed all quality testing required for collaborator acceptance, delivery has occurred, title and risk of loss have transferred to the collaborator, the price is fixed or determinable, and collection is reasonably assured. As it relates to development materials and API

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

produced for Almirall and Astellas, the Company is reimbursed at a contracted rate. Such reimbursements are considered as part of revenue generated pursuant to the Almirall and Astellas license agreements and are presented as collaborative arrangements revenue. Any finished drug product, API and development materials currently produced for Actavis or AstraZeneca are recognized in accordance with the cost-sharing provisions of the Actavis and AstraZeneca collaboration agreements, respectively.

Cost of Revenue

        Cost of revenue is recognized upon shipment of linaclotide API to certain of the Company's licensing partners outside of the U.S. and consists of the internal and external costs of producing such API. The costs of API were primarily recorded as research and development expenses in the periods prior to July 1, 2012. In the third quarter of 2012, the Company began capitalizing inventory costs for linaclotide API manufactured in preparation for its launch of linaclotide in the U.S. and Europe based on its evaluation of, among other factors, the status of the LINZESS New Drug Applications ("NDAs") in the U.S., the Committee for Medicinal Products for Human Use positive recommendation to grant marketing approval for CONSTELLA in the E.U., and the ability of the Company's third-party suppliers to successfully manufacture commercial quantities of linaclotide API, which provided the Company with reasonable assurance that the net realizable value of the inventory would be recoverable. As of December 31, 2012, the previously expensed commercial API inventory was substantially utilized.

        During the year ending December 31, 2014, the Company wrote-down approximately $20.3 million in inventory to an estimated net realizable value of approximately $5.0 million. This write-down was primarily attributable to Almirall's reduced inventory demand forecasts, mainly due to the suspension of commercialization of CONSTELLA in Germany and a challenging commercial environment throughout Europe. This write-down is more fully described in Note 7, Inventory, to these consolidated financial statements.

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

        The Company has entered into collaboration agreements with Actavis and AstraZeneca pursuant to which it shares research and development expenses with the collaborators. The Company records expenses incurred under the collaboration arrangements for such work as research and development expense. Because the collaboration arrangements are cost-sharing arrangements, the Company concluded that when there is a period during the collaboration arrangements during which the

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company receives payments from Actavis or AstraZeneca, the Company records the payments by Actavis or AstraZeneca for their share of the development effort as a reduction of research and development expense. Payments to Actavis or AstraZeneca are recorded as incremental research and development expense.

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

        Under the Actavis and AstraZeneca collaboration agreements, the Company is reimbursed for certain selling, general and administrative expenses and it nets these reimbursements against selling, general and administrative expenses as incurred. Payments to Actavis or AstraZeneca are recorded as incremental selling, general and administrative expense.

        Beginning in the fourth quarter of 2012, the Company includes Actavis' selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and presents the net payment to or from Actavis as collaboration expense or collaborative arrangements revenue, as applicable. The selling, general and administrative cost-sharing payments to Actavis for the nine months ended September 30, 2012 were reclassified to conform to the current presentation.

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

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        During the quarter ended March 31, 2014, the Company transitioned from a "simplified method" to the use of its historical data when estimating the expected term of stock option grants for purposes of determining stock-based compensation expense. This change did not have a significant impact on the Company's financial position or results of operations for the year ended December 31, 2014.

Patent Costs

        The Company incurred and recorded as operating expense legal and other fees related to patents of approximately $1.3 million, approximately $3.2 million, and approximately $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. These costs were charged to selling, general and administrative expenses as incurred.

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

Impairment of Long-Lived Assets

        The Company regularly reviews the carrying amount of its long-lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset's value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no significant impairments of long-lived assets for the years ended December 31, 2014, 2013 or 2012.

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

Subsequent Events

        The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2014, but prior to the filing of the financial statements with the Securities and Exchange Commission to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the year ended December 31, 2014 that had a material effect on its consolidated financial statements.

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the potential impact that ASU 2014-09 may have on its financial position and results of operations.

        No other accounting standards known by the Company to be applicable to it that have been issued or proposed by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company's consolidated financial statements upon adoption.

3. Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(189,618)	$(272,812)	$(72,624)
Denominator:
Weighted average number of common shares used in net loss per share—basic and diluted	136,811	115,852	106,403

Net loss per share—basic and diluted	$(1.39)	$(2.35)	$(0.68)

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Net Loss Per Share (Continued)

        The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive (in thousands):

	Years Ended December 31,
	2014	2013	2012
Options to purchase common stock	19,958	20,928	19,540
Shares subject to repurchase	99	—	80

	20,057	20,928	19,620

        The number of shares issuable under the Company's employee stock purchase plan that were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive was insignificant.

4. Collaboration and License Agreements

        At December 31, 2014, the Company had collaboration agreements with Actavis and AstraZeneca, and license agreements with Almirall and Astellas. The following table provides amounts by year included in our consolidated statements of operations as Collaborative arrangements revenue attributable to transactions from these collaborative and license arrangements (in thousands):

	Collaborative Arrangements Revenue Year Ended December 31,
	2014	2013	2012
Actavis plc	$47,682	$2,957	$100,442
AstraZeneca AB	3,417	1,044	24,710
Almirall, S.A.	7,587	13,103	21,205
Astellas Pharma Inc.	17,750	5,777	3,888

Total collaborative arrangements revenue	$76,436	$22,881	$150,245

Actavis plc

        In September 2007, the Company entered into a collaboration agreement with Forest to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. In July 2014, Actavis completed its acquisition of Forest. The collaboration between the companies for the development and commercialization of linaclotide in North America remains in effect. Under the terms of this collaboration agreement, the Company shares equally with Actavis all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Actavis is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. In September 2012, Actavis sublicensed its commercialization rights in Mexico to Almirall. Actavis made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have a standalone value without research and development activities provided by the Company, the Company

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Collaboration and License Agreements (Continued)

recorded the up-front license fee as collaborative arrangements revenue on a straight-line basis through September 30, 2012, the period over which linaclotide was jointly developed under the collaboration. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At December 31, 2014, $205.0 million in license fees and development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company's capital stock. The Company can also achieve up to $100.0 million in a sales related milestone if certain conditions are met.

        The collaboration agreement included a contingent equity investment, in the form of a forward purchase contract, which required Actavis to purchase shares of the Company's convertible preferred stock upon achievement of a specific development milestone. At the inception of the arrangement, the Company valued the contingent equity investment and recorded an approximately $9.0 million asset and incremental deferred revenue. The $9.0 million of incremental deferred revenue was recognized as collaborative arrangements revenue on a straight-line basis over the period of the Company's continuing involvement through September 30, 2012. In July 2009, the Company achieved the development milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. On September 1, 2009, the Company issued 2,083,333 shares of convertible preferred stock to Actavis (Note 16).

        The Company achieved all six development milestones under this agreement. In September 2008 and July 2009, the Company achieved development milestones which triggered $10.0 million and $20.0 million milestone payments, respectively. These development milestones were recognized as collaborative arrangements revenue through September 2012. In October 2011, the Company achieved two development milestones upon the FDA's acceptance of the linaclotide NDA for both IBS-C and CIC in adults and received milestone payments totaling $20.0 million from Actavis. In August 2012, the Company achieved two additional development milestones upon the FDA's approval of the linaclotide NDAs for both IBS-C and CIC in adults and received milestone payments totaling $85.0 million from Actavis in September 2012, accordingly. In accordance with ASU 2010-17, these four development milestones were recognized as collaborative arrangements revenue in their entirety upon achievement. The remaining milestone payment that could be received from Actavis upon the achievement of sales targets will be recognized as collaborative arrangements revenue as earned.

        As a result of the research and development cost-sharing provisions of the collaboration, the Company offset approximately $4.3 million against research and development costs during the year ended December 31, 2014. The Company recognized approximately $2.2 million and approximately $2.1 million in incremental research and development costs during the years ended December 31, 2013 and 2012, respectively, to reflect its obligation under the collaboration to bear half of the development costs incurred by both parties.

        The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S.; provided, however, that if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party's share of the net profits will be adjusted as stipulated by the collaboration agreement. Net profits or net losses consist of net sales to third-party customers and sublicense income in the U.S. less cost of goods sold as well as selling, general and administrative expenses. Net sales are calculated and recorded by Actavis and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Collaboration and License Agreements (Continued)

other applicable deductions. The Company records its share of the net profits or net losses from the sale of LINZESS on a net basis and presents the settlement payments to and from Actavis as collaboration expense or collaborative arrangements revenue, as applicable. The Company and Actavis began commercializing LINZESS in the U.S. in December 2012.

        The Company recognized collaborative arrangements revenue from the Actavis collaboration agreement during the years ended December 31, 2014, 2013 and 2012 as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Collaborative arrangements revenue related to sales of LINZESS(1)(2)	$47,618	$2,914	$—
Royalty revenue	64	—	—
Pre-commercial collaborative arrangements revenue	—	—	100,442
Sale of API	—	43	—

Total collaborative arrangements revenue	$47,682	$2,957	$100,442

        The collaborative arrangements revenue recognized in the years ended December 31, 2014 and 2013 primarily represents the Company's share of the net profits and net losses on the sale of LINZESS in the U.S. The collaborative arrangements revenue recognized in the year ended December 31, 2012 is related to the pre-commercial milestones earned.

        The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Collaborative arrangements revenue(1)(2)	$47,618	$2,914	$—
Collaboration expense	—	(42,074)	(16,030)
Selling, general and administrative costs incurred by the Company(1)	(31,646)	(33,839)	(5,092)

The Company's share of net profit (loss)	$15,972	$(72,999)	$(21,122)

(1)
Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Actavis.

(2)
Includes net profit share adjustments of approximately $1.7 million recorded during the year ended December 31, 2014, as described above.

        In May 2014, Actavis began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partners or the ability to estimate the royalty revenue in the period earned. The Company recognized approximately $0.1 million of royalty revenues in Canada and Mexico during the year ended December 31, 2014.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Collaboration and License Agreements (Continued)

Almirall, S.A.

        In April 2009, the Company entered into a license agreement with Almirall to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions. Under the terms of the license agreement, Almirall is responsible for the expenses associated with the development and commercialization of linaclotide in the European territory and the Company is required to participate on a joint development committee over linaclotide's development period and a joint commercialization committee while the product is being commercialized.

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

        In June 2013 and February 2014, the Company and Almirall amended the original license agreement. Pursuant to the terms of the amendments, (i) the commercial launch milestones were reduced to $17.0 million; (ii) new sales-based milestone payments were added to the agreement; and (iii) the escalating royalties based on sales of linaclotide were modified such that they begin in the low-twenties percent and escalate to the mid-forties percent through April 2017, and thereafter begin in the mid-twenties percent and escalate to the mid-forties percent at lower sales thresholds. In each case, these royalty payments are reduced by the transfer price paid for the API included in the product actually sold in the Almirall territory and other contractual deductions. The Company concluded that the amendments were a material modification under Accounting Standard Update No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU No. 2009-13"), but the modification did not have a material impact on the Company's consolidated financial statements. The commercial launch and sales-based milestones are recognized as revenue as earned. The Company records royalties on sales of

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Collaboration and License Agreements (Continued)

CONSTELLA one quarter in arrears as it does not have access to the royalty reports from Almirall or the ability to estimate the royalty revenue in the period earned.

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

        The Company recognized approximately $7.6 million in total collaborative arrangements revenue from the Almirall license agreement during the year ended December 31, 2014, including approximately $5.1 million from the sale of API to Almirall, approximately $1.9 million in commercial launch milestones, and approximately $0.6 million in royalty revenue. The Company recognized approximately $13.1 million in total collaborative arrangements revenue from the Almirall license agreement during the year ended December 31, 2013, including approximately $11.1 million from the sale of API to Almirall, approximately $0.2 million in royalty revenue and approximately $1.9 million in commercial launch milestones. The Company recognized approximately $21.2 million in total collaborative arrangements revenue from the Almirall license agreement during the year ended December 31, 2012, including approximately $3.5 million from the sale of API to Almirall, and approximately $17.7 million related to the recognition of the up-front payment, equity investment and a development milestone, each as described above.

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

        In 2009, Astellas paid the Company a non-refundable, up-front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight-line basis over the Company's estimate of the period over which linaclotide will be developed under the license agreement. In March 2013, the Company revised its estimate of the development period from 115 months to 85 months based on the Company's assessment of regulatory approval timelines for Japan. This resulted in the recognition of an additional approximately $1.9 million and approximately $1.5 million of revenue in the years ended December 31, 2014 and 2013, respectively.

        The agreement also includes three additional development milestone payments that could total up to $45.0 million, none of which the Company considers substantive. The first milestone payment

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Collaboration and License Agreements (Continued)

consists of $15.0 million upon enrollment of the first study subject in a Phase III study for linaclotide in Japan, which was achieved in November 2014 and for which $10.2 million was recognized as revenue during the quarter ended December 31, 2014. The remaining $4.8 million of this milestone payment will be recognized over the remaining development period. The two additional milestone payments consist of $15.0 million upon filing of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan and $15.0 million upon approval of such equivalent by the relevant regulatory authority. In addition, the Company will receive royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions.

        At December 31, 2014, approximately $11.4 million of the up-front license fee remains deferred. During the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $17.7 million, approximately $5.8 million and approximately $3.9 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including approximately $2.4 million, approximately $1.2 million, and approximately $0.8 million, respectively, from the sale of API to Astellas.

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

        The parties agreed to an Initial Development Plan ("IDP") which includes the planned development of linaclotide in China, including the lead responsibility for each activity and the related internal and external costs. The IDP indicates that AstraZeneca is responsible for a multinational Phase III clinical trial (the "Phase III Trial"), the Company is responsible for nonclinical development and supplying clinical trial material and both parties are responsible for the regulatory submission process. The IDP indicates that the party specifically designated as being responsible for a particular development activity under the IDP shall implement and conduct such activities. The activities are governed by a Joint Development Committee ("JDC"), with equal representation from each party. The JDC is responsible for approving, by unanimous consent, the joint development plan and development budget, as well as approving protocols for clinical studies, reviewing and commenting on regulatory submissions, and providing an exchange of data and information.

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

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Collaboration and License Agreements (Continued)

        In connection with the AstraZeneca Collaboration Agreement, the Company and AstraZeneca also executed a co-promotion agreement (the "Co-Promotion Agreement"), pursuant to which the Company utilized its existing sales force to co-promote NEXIUM® (esomeprazole magnesium), one of AstraZeneca's products, in the U.S. The Co-Promotion Agreement expired in May 2014.

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

        Activities under the AstraZeneca Agreements were evaluated in accordance with the Accounting Standards Codification ("ASC") Topic 605-25, Revenue Recognition—Multiple-Element Arrangements ("ASC 605-25"), to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the AstraZeneca Agreements:

  •
  an exclusive license to develop and commercialize linaclotide in the License Territory (the "License Deliverable"),

  •
  research, development and regulatory services pursuant to the IDP, as modified from time to time (the "R&D Services"),

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

        The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Collaboration and License Agreements (Continued)

separately as each related contingency is resolved. As of December 31, 2014, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

        In August 2014, the Company and AstraZeneca, through the JDC, modified the IDP and development budget to include approximately $14.0 million in additional activities over the remaining development period, to be shared by the Company and AstraZeneca under the terms of the AstraZeneca Collaboration Agreement. These additional activities serve to support the continued development of linaclotide in the Licensed Territory, including the Phase III Trial. Pursuant to the terms of the modified IDP and development budget, certain of the Company's deliverables were modified, specifically the R&D Services and the obligation to supply clinical trial material. The Company determined that the 2014 modification to the IDP and development budget was a material modification under ASU No. 2009-13 to the AstraZeneca Collaboration Agreement. However, this modification did not have a material impact on the Company's consolidated financial statements as there was an insignificant amount of deferred revenue associated with the AstraZeneca Collaboration Agreement as of the date of the modification. In accordance with ASU No. 2009-13, the Company reallocated the arrangement consideration to all of the identified deliverables in the arrangement (both delivered and undelivered) based on the information available as of the date of the modification.

        The total amount of the non-contingent consideration allocable to the AstraZeneca Agreements of approximately $34.0 million ("Arrangement Consideration") includes the $25.0 million non-refundable upfront payment and 55% of the costs for clinical trial material supply services and research, development and regulatory activities allocated to the Company in the IDP or as approved by the JDC in subsequent periods, or approximately $9.0 million.

        The Company allocated the Arrangement Consideration of approximately $34.0 million to the non-contingent deliverables based on management's BESP of each deliverable using the relative selling price method as the Company did not have VSOE or TPE of selling price for such deliverables. The Company estimated the BESP for the License Deliverable using a multi-period excess-earnings method under the income approach which utilized cash flow projections, the key assumptions of which included the following market conditions and entity-specific factors: (a) the specific rights provided under the license to develop and commercialize linaclotide; (b) the potential indications for linaclotide pursuant to the license; (c) the likelihood linaclotide will be developed for more than one indication; (d) the stage of development of linaclotide for IBS-C and CIC and the projected timeline for regulatory approval; (e) the development risk by indication; (f) the market size by indication; (g) the expected product life of linaclotide assuming commercialization; (h) the competitive environment, and (i) the estimated development and commercialization costs of linaclotide in the License Territory. The Company utilized a discount rate of 11.5% in its analysis, representing the weighted average cost of capital derived from returns on equity for comparable companies. The Company determined its BESP for the remaining deliverables based on the nature of the services to be performed and estimates of the associated effort and cost of the services adjusted for a reasonable profit margin such that they represented estimated market rates for similar services sold on a standalone basis. The Company concluded that a change in key assumptions used to determine BESP for each deliverable would not have a significant effect on the allocation of the Arrangement Consideration, as the estimated selling price of the License Deliverable significantly exceeds the other deliverables.

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

        Because the Company shares development costs with AstraZeneca, payments from AstraZeneca with respect to both research and development and selling, general and administrative costs incurred by the Company prior to the commercialization of linaclotide in the License Territory are recorded as a reduction in expense, in accordance with the Company's policy, which is consistent with the nature of the cost reimbursement. Development costs incurred by the Company that pertain to the joint development plan and subsequent amendments to the joint development plan, as approved by the JDC, are recorded as research and development expense as incurred. Payments to AstraZeneca are recorded as incremental research and development expense.

        The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the year ended December 31, 2014, and in connection with the modification to the IDP and development budget in August 2014, the Company recognized $2.5 million as collaborative arrangements revenue related to this deliverable as this portion of the Arrangement Consideration was no longer contingent. During the year ended December 31, 2013, the Company did not recognize any amounts in collaborative arrangements revenue related to the License Deliverable. During the year ended December 31, 2012, the Company recognized collaborative arrangements revenue of $24.7 million related to the License Deliverable.

        The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company recognized approximately $2.4 million in incremental research and development costs during the year ended December 31, 2014, and approximately $1.9 million in incremental research and development costs during the year ended December 31, 2013. Research and development costs incurred during the year ended December 31, 2012 were not significant.

        The amount allocated to the Co-Promotion Deliverable was recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca's product, through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable; however, the revenue recognized in the statement of operations was limited to the non-contingent consideration in accordance with ASC 605-25. During the year ended December 31, 2014, the Company recognized $0.9 million as collaborative arrangements revenue related to this deliverable as this portion of the Arrangement Consideration was no longer contingent. During the year ended December 31, 2013, the Company recognized approximately $1.0 million in collaborative arrangements revenue related to this deliverable. During the year ended December 31, 2012, the collaborative arrangements revenue related to the Co-Promotion Deliverable was not significant.

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

Other Collaboration and License Agreements

        The Company has other collaboration and license agreements that are not individually significant to its business. In connection with entering into these agreements, the Company made aggregate up-front payments of approximately $5.8 million, which were expensed as research and development expense. Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which, approximately $2.5 million had been paid as of December 31, 2014, and $18.0 million for regulatory milestones, none of which had been paid as of December 31, 2014. In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company's collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. During the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $1.0 million, approximately $3.6 million and approximately $8.2 million, respectively, in research and development expense associated with the Company's other collaboration and license agreements.

5. Fair Value of Financial Instruments

        The tables below present information about the Company's assets that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Fair Value of Financial Instruments (Continued)

        The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$60,966	$60,966	$—	$—
Available-for-sale securities:
U.S. Treasury securities	24,005	24,005	—	—
U.S. government-sponsored securities	150,032	—	150,032	—

Total	$235,003	$84,971	$150,032	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$59,747	$59,747	$—	$—
U.S. government-sponsored securities	7,505	—	7,505	—
Available-for-sale securities:
U.S. Treasury securities	7,253	7,253	—	—
U.S. government-sponsored securities	114,859	—	114,859	—

Total	$189,364	$67,000	$122,364	$—

        There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2014 or 2013.

        Cash equivalents, accounts receivable, including related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at December 31, 2014 and 2013 are carried at amounts that approximate fair value due to their short-term maturities.

        The non-current portion of the capital lease obligations at December 31, 2014 and 2013 approximates fair value as it bears interest at a rate approximating a market interest rate.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Available-for-Sale Securities

        The following tables summarize the available-for-sale securities held at December 31, 2014 and 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
U.S. government-sponsored securities	$150,055	$2	$(25)	$150,032
U.S. Treasury securities	24,001	4	—	24,005

Total	$174,056	$6	$(25)	$174,037

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
U.S. government-sponsored securities	$114,857	$6	$(4)	$114,859
U.S. Treasury securities	7,253	—	—	7,253

Total	$122,110	$6	$(4)	$122,112

        The contractual maturities of all securities held at December 31, 2014 are one year or less. There were 27 and 12 available-for-sale securities in an unrealized loss position at December 31, 2014 and 2013, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at December 31, 2014 and 2013 was approximately $101.9 million and approximately $38.7 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at December 31, 2014.

        There were no sales of available-for-sale securities during the years ended December 31, 2014 and 2013. The proceeds from maturities and sales of available-for-sale securities were approximately $89.8 million and approximately $51.0 million for the year ended December 31, 2012, respectively. Gross realized gains and losses on the sales of available-for-sale securities that have been included in other (expense) income, net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income as well as gains and losses reclassified out of accumulated other comprehensive income into other (expense) income were not material to the Company's consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other (expense) income is based on the specific identification method for purposes of recording realized gains and losses.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Inventory

        Inventory consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$4,954	$22,145

        Inventory at December 31, 2014 and 2013 represents API that is available for commercial sale. The Company writes down the value of its inventory for excess, obsolescence or other net realizable value adjustments to cost of revenue. During the year ended December 31, 2014, $20.3 million was charged to cost of revenue. Leading up to and early in the launch of CONSTELLA throughout Europe, the Company expanded its supply chain for API in order to reduce its reliance on any single supplier in this component of the supply chain. As a result, in connection with this expansion of the supply chain and to avoid shortages of API and possible patient impact, the Company agreed to purchase certain volumes based on higher potential demand levels projected with its European partner, Almirall. During the second quarter of 2014, Almirall reduced its inventory demand forecast, mainly due to the suspension of the commercialization of CONSTELLA in Germany, which led the Company to write down approximately $8.9 million of inventory to net realizable value. During the fourth quarter of 2014, Almirall lowered its inventory demand forecast due to increased commercial challenges throughout Europe, including Germany. Due to this further forecast reduction, and the fact that the Company has better insight into the launch trajectories outside of the U.S. than it did at launch, in the fourth quarter of 2014, the Company began placing additional emphasis on historical sales and its internal long range forecasts to evaluate inventory for potential excess or obsolescence, rather than on other data points such as Almirall's inventory demand forecasts, which were used in prior periods. This change in emphasis, in combination with Almirall lowering its inventory demand forecast during the quarter ended December 31, 2014, resulted in a write down of approximately $11.4 million of inventory to an estimated net realizable value of approximately $5.0 million.

8. Property and Equipment

        Property and equipment, net consisted of the following (in thousands):

	December 31,
	2014	2013
Manufacturing equipment	$3,623	$2,812
Laboratory equipment	15,126	14,039
Computer and office equipment	5,185	5,202
Furniture and fixtures	2,093	2,365
Software	13,921	12,352
Construction in process	1,457	996
Leased vehicles	4,472	4,472
Leasehold improvements	36,928	36,827

	82,805	79,065
Less accumulated depreciation and amortization	(52,979)	(41,689)

	$29,826	$37,376

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Property and Equipment (Continued)

        As of December 31, 2014 and 2013, substantially all of the Company's manufacturing equipment was located in the United Kingdom at one of the Company's contract manufacturers. All other property and equipment were located in the U.S. for the periods presented.

        The Company has entered into capital leases for certain computer, vehicles and office equipment (Note 11). As of December 31, 2014 and 2013, the Company had approximately $5.5 million of assets under capital leases with accumulated amortization balances of approximately $2.0 million and approximately $1.2 million, respectively.

        Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, was approximately $12.3 million for the year ended December 31, 2014. In addition, the Company wrote-down approximately $0.5 million of leasehold improvement assets not utilized by the Company under the terms of its subleases. Depreciation and amortization expense of property and equipment, including equipment recorded under capital leases, was approximately $11.7 million and approximately $11.3 million for the years ended December 31, 2013 and 2012, respectively.

        In October 2012, the Company entered into an amendment to its Cambridge, Massachusetts building lease, pursuant to which the term of the lease was extended by 24 months. As a result of this amendment, the Company extended on a prospective basis the period over which it amortizes its leasehold improvements.

9. Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2014	2013
Salaries and benefits	$16,582	$13,784
Professional fees	574	531
Accrued interest	850	856
Other	4,606	3,267

	$22,612	$18,438

10. Notes Payable

        On January 4, 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a "Payment Date") beginning June 15, 2013. On March 15, 2014, the Company began making quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the "Synthetic Royalty Amount") and (ii) accrued and unpaid interest on the notes (the "Required Interest Amount"). Principal on the notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the notes are based on the Synthetic Royalty Amount, which will vary from quarter to quarter, the notes may be repaid prior to June 15, 2024, the final legal maturity date. The Company made principal payments of approximately

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Notes Payable (Continued)

$1.2 million through December 31, 2014, and expects to pay approximately $11.3 million of the principal within twelve months following December 31, 2014.

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

debt issuance costs and discounts as well as the accretion of the interest expense. Any such adjustments could be material to the Company's consolidated financial statements.

        The fair value of the notes was estimated to be approximately $182.5 million and $183.8 million as of December 31, 2014 and 2013, respectively, and was determined using Level 3 inputs, including a quoted rate.

11. Commitments and Contingencies

Lease Commitments

        The Company leases its facility, offsite data storage location, vehicles and various equipment under leases that expire at varying dates through 2018. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, maintenance and other operating expenses.

        As of December 31, 2014, the Company rents office and laboratory space at its corporate headquarters in Cambridge, Massachusetts under a non-cancelable operating lease, entered into in January 2007, as amended ("2007 Lease Agreement"). The 2007 Lease Agreement contains various provisions for renewal at the Company's option and, in certain cases, free rent periods and rent escalation tied to the Consumer Price Index. The rent expense, inclusive of the escalating rent payments and free rent periods, is recognized on a straight-line basis over the lease term through January 2018. The Company maintains a letter of credit securing its obligations under the lease agreement of approximately $7.6 million, which is recorded as restricted cash. In addition to rents due under this lease, the Company is obligated to pay facilities charges, including utilities and taxes. In connection with the 2007 Lease Agreement, the Company was provided allowances totaling approximately $22.9 million as reimbursement for financing capital improvements to the facility. The reimbursement amount is recorded as deferred rent on the consolidated balance sheets and is being amortized as a reduction to rent expense over the lease term, as applicable.

        In the third quarter of 2014, the Company entered into arrangements, with the landlord's consent, to sublease a portion of its Cambridge, Massachusetts corporate headquarters as it does not intend to use the space for its operations. Under the first sublease, the Company's operating lease obligations through 2018 are partially offset by future sublease payments to it of $16.1 million and under the second sublease, the Company's operating lease obligations through 2016 are partially offset by future sublease payments to it of $1.9 million. During the year ended December 31, 2014, the Company recorded aggregate charges of $2.6 million, which represent its obligations to the landlord associated with the sublet space, net of sublease income due to the Company under the subleases, and a partial write-down of leasehold improvement assets not utilized by the Company under the terms of the subleases.

        In 2013, the Company entered into 36-month capital leases for the vehicle fleet for its field-based sales force and medical science liaisons. The capital leases expire at various times through September 2016. At December 31, 2014, the weighted average interest rate on the outstanding capital lease obligations was approximately 7.7%. In accordance with the terms of these arrangements, the Company maintains a letter of credit securing its obligations under the lease agreements of $0.5 million, which is recorded as restricted cash.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

        The Company has also entered into capital leases for certain computer and office equipment. These capital leases expire in April 2018. At December 31, 2014, the weighted average interest rate on the outstanding capital lease obligations was approximately 14.5%.

        At December 31, 2014, future minimum lease payments under all non-cancelable lease arrangements were as follows (in thousands):

	Operating Lease Payments	Lease Payments to be Received from Subleases	Net Operating Lease Payments	Capital Lease Payments
2015	$14,342	$(4,365)	$9,976	$1,434
2016	15,617	(5,740)	9,878	2,410
2017	16,170	(5,665)	10,505	253
2018	635	(476)	159	85

Total future minimum lease payments	$46,764	$(16,246)	$30,518	$4,182

Less: amounts representing interest				(459)

Capital lease obligations at December 31, 2014				3,723
Less: current portion of capital lease obligations				(1,152)

Capital lease obligations, net of current portion				$2,571

        Rental expense, net of sublease income of $2.6 million, under the operating leases amounted to approximately $10.2 million for the year ended December 31, 2014. Rental expense amounted to approximately $8.8 million and approximately $7.2 million for the years ended December 31, 2013 and 2012, respectively.

Commercial Supply Commitments

        The Company has entered into multiple commercial supply agreements for the purchase of linaclotide finished drug product and API. Certain of the agreements contain minimum purchase commitments, the earliest of which commenced in 2012. As of December 31, 2014, the Company's minimum purchase requirements and other firm commitments related to the supply contracts associated with the territories not covered by the collaboration with Actavis were approximately $5.0 million, approximately $6.9 million, approximately $7.0 million, approximately $2.5 million, approximately $2.5 million and approximately $2.5 million for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively. In addition, the Company and Actavis are jointly obligated to make minimum purchases of linaclotide API for the territories covered by the Company's collaboration with Actavis. Currently, Actavis fulfills all such minimum purchase commitments and, as a result, they are excluded from the amounts above.

Commitments Related to the Collaboration and License Agreements

        Under the collaborative agreements with Actavis and AstraZeneca, the Company shares with Actavis and AstraZeneca all development and commercialization costs related to linaclotide in the U.S. and China, respectively. The actual amounts that the Company pays its partners or that partners pay to the Company will depend on numerous factors outside of the Company's control, including the success of certain clinical development efforts with respect to linaclotide, the content and timing of decisions

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

made by the regulators, the reimbursement and competitive landscape around linaclotide and our other product candidates, and other factors.

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

Other Funding Commitments

        As of December 31, 2014, the Company has several on-going studies in various clinical trial stages. The Company's most significant clinical trial expenditures are to contract research organizations ("CRO"). The contracts with CROs generally are cancellable, with notice, at the Company's option and do not have any significant cancellation penalties.

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

        The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of December 31, 2014 and 2013.

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

13. Stock Benefit Plans

        The following table summarizes the expense recognized for share-based compensation arrangements in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Employee stock options	$19,373	$17,981	$16,582
Restricted stock awards	2,671	552	429
Non-employee stock options	2,618	271	60
Employee stock purchase plan	941	995	472
Workforce reduction	551	—	—
Stock award	30	30	30

	$26,184	$19,829	$17,573

        Share-based compensation is reflected in the consolidated statements of operations as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Research and development	$9,482	$9,178	$9,080
Selling, general and administrative	16,702	10,651	8,493

	$26,184	$19,829	$17,573

        On November 4, 2014, the Company agreed to accelerate the vesting of all of a former executive officer's outstanding unvested stock options on the executive officer's departure date of December 31,

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stock Benefit Plans (Continued)

2014, and to allow the exercise of vested stock options for up to two years subsequent to the departure date, or until their expiration, whichever is earlier. These equity modifications resulted in an incremental charge of approximately $2.3 million, which was recorded within selling, general and administrative expenses during the quarter ended December 31, 2014.

Stock Benefit Plans

        The Company has two share-based compensation plans pursuant to which awards are currently being made: the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan ("2010 Equity Plan") and the Amended and Restated 2010 Employee Stock Purchase Plan ("2010 Purchase Plan"). The Company also has two share-based compensation plans under which there are outstanding awards, but from which no further awards will be made: the Amended and Restated 2005 Stock Incentive Plan ("2005 Equity Plan") and the Amended and Restated 2002 Stock Incentive Plan ("2002 Equity Plan"). At December 31, 2014, there were 10,811,998 shares available for future grant under all such plans.

2010 Equity Plan

        During 2010, the Company's stockholders approved the 2010 Equity Plan under which stock options, restricted stock, restricted stock units, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. There were 6,000,000 shares of common stock initially reserved for issuance under the 2010 Equity Plan. The number of shares available for future grant may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 6,600,000; (ii) 4% of the number of outstanding shares of common stock on the first day of each fiscal year; and (iii) an amount determined by the board of directors. Awards that are returned to the Company's other equity plans as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2010 Equity Plan. At December 31, 2014, there were 9,446,061 shares available for future grant under the 2010 Equity Plan.

2010 Purchase Plan

        During 2010, the Company's stockholders approved the 2010 Purchase Plan, which gives eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. Each offering period is six months. There were 400,000 shares of common stock initially reserved for issuance pursuant to the 2010 Purchase Plan. The number of shares available for future grant under the 2010 Purchase Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 1,000,000 shares, (ii) 1% of the Class A shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors. At December 31, 2014, there were 1,335,084 shares available for future grant under the 2010 Purchase Plan.

2005 Equity Plan and 2002 Equity Plan

        The 2005 Equity Plan and 2002 Equity Plan provided for the granting of stock options, restricted stock, restricted stock units, and other share-based awards to employees, officers, directors, consultants, or advisors of the Company. At December 31, 2014, there were 30,853 shares available for future grant under the 2005 Equity Plan and no shares available for future grant under the 2002 Equity Plan.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stock Benefit Plans (Continued)

Restricted Stock

        In 2014, the Company granted an aggregate of 288,606 shares of common stock to independent members of the board of directors under restricted stock agreements in accordance with the terms of the 2010 Equity Plan and the Company's director compensation plan, effective in January 2014. These shares of restricted stock vest ratably over the period of service from January 2014 through the Company's 2015 annual meeting of stockholders, provided the individual continues to serve on the Company's board of directors through each vest date. A summary of the unvested shares of restricted stock as of December 31, 2014 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	—	$0.00
Granted	288,606	$13.29
Vested	(189,716)	$13.04
Forfeited	—	$0.00

Unvested at December 31, 2014	98,890	$13.77

Stock Options

        Stock options granted under the Company's equity plans generally have a ten-year term and vest over a period of four years, provided the individual continues to serve at the Company through the vesting dates. Options granted under all equity plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the requisite service period, which is typically the vesting period of each option.

        The weighted average assumptions used to estimate the fair value of the stock options using the Black-Scholes option pricing model were as follows for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Fair value of common stock	$13.82	$12.57	$13.44
Expected volatility	46.84%	46.3%	49.2%
Expected term (in years)	6.10	6.5	6.5
Risk-free interest rate	1.84%	1.6%	1.2%
Expected dividend yield	—%	—%	—%

        Prior to February 3, 2010, the Company was not publicly traded and therefore had no trading history. Therefore, the Company has been using a blended volatility rate that blends its own historical volatility with that of comparable public companies. For purposes of identifying comparable companies, the Company selected publicly-traded companies that are in the biopharmaceutical industry, have products or product candidates in similar therapeutic areas and stages of nonclinical and clinical development, have sufficient trading history to derive a historic volatility rate and have similar vesting terms as the Company's options. During the quarter ended March 31, 2014, the Company transitioned

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stock Benefit Plans (Continued)

from a "simplified method" to the use of its historical data when estimating the expected term of stock option grants for purposes of determining stock-based compensation expense. This change did not have a significant impact on the Company's financial position or results of operations for the year ended December 31, 2014. The risk-free interest rate used for each grant is based on a zero-coupon U.S. Treasury instrument with a remaining term similar to the expected term of the share-based award. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

        The Company's Class B Common Stock is issuable upon exercise of options granted prior to the closing of the Company's IPO under the 2002 Equity Plan and the 2005 Equity Plan, and Class A Common Stock is issuable upon exercise of all options granted after the closing of the Company's IPO under the Company's equity plans. At December 31, 2014, options exercisable into 5,889,160 shares of Class B Common Stock and 14,068,613 shares of Class A Common Stock were outstanding.

        Subject to approval by the board of directors, option grantees under the 2002 Equity Plan and the 2005 Equity Plan may have the right to exercise an option prior to vesting. The exercise of these shares is not substantive and as a result, the cash paid for the exercise prices is considered a deposit or prepayment of the exercise price and is recorded as a liability. Amounts received upon the exercise of these shares were not material to the consolidated financial statements at December 31, 2014 and 2013.

        The Company, from time to time, issues certain time-accelerated stock options to certain employees. The vesting of these options accelerates upon the achievement of certain performance-based milestones. If these criteria are not met, such options will vest between six and ten years after the date of grant. During the year ended December 31, 2014, 170,000 shares vested as a result of milestone or service period achievements. At December 31, 2014 and 2013, there were 400,000 and 570,000 shares, respectively, issuable under unvested time-accelerated options. When achievement of the milestone is not deemed probable, the Company recognizes compensation expense associated with time-accelerated stock options initially over the vesting period of the respective stock option. When deemed probable of achievement, the Company expenses the remaining unrecognized compensation over the implicit service period. The Company recorded share-based compensation related to these time-accelerated options of $1.2 million, less than $0.1 million and approximately $0.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the Company had approximately $0.2 million in unrecognized share-based compensation, net of estimated forfeitures, related to these options.

        The Company also grants to certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the year ended December 31, 2014, 40,000 shares vested as a result of performance milestone achievements. The Company recorded share-based compensation related to these performance-based options of approximately $0.5 million, approximately $0.1 million and approximately $1.0 million, respectively, during the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, the unrecognized share-based compensation related to these performance-based options was approximately $3.5 million.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stock Benefit Plans (Continued)

        The following table summarizes stock option activity under the Company's share-based compensation plans, including performance-based options:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	20,927,874	$8.87	6.14	$71,616
Granted	4,502,800	$13.85
Exercised	(3,343,058)	$6.17
Cancelled	(2,129,843)	$12.35

Outstanding at December 31, 2014	19,957,773	$10.07	6.00	$104,897

Vested or expected to vest at December 31, 2014	18,610,656	$9.99	5.87	$99,345
Exercisable at December 31, 2014(1)	11,570,658	$8.57	4.59	$78,226

(1)
All stock options granted under the 2002 Equity Plan and the 2005 Equity Plan contain provisions allowing for the early exercise of such options into restricted stock. The exercisable shares disclosed above represent those that were vested as of December 31, 2014.

        The weighted-average grant date fair value per share of options granted during the years ended December 31, 2014, 2013 and 2012 was $6.47, $5.96 and $6.62, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $26.9 million, $19.7 million, and approximately $8.6 million, respectively. The intrinsic value was calculated as the difference between the fair value of the Company's common stock and the exercise price of the option issued.

        As of December 31, 2014, there was approximately $33.7 million of unrecognized share-based compensation, net of estimated forfeitures, related to stock option grants with time-based vesting, which is expected to be recognized over a weighted average period of approximately 2.4 years. As of December 31, 2014, there was approximately $1.0 million of unrecognized share-based compensation, net of estimated forfeitures, related to restricted stock awards, which is expected to be recognized over a weighted average of period of approximately 0.4 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

14. Income Taxes

        In general, the Company has not recorded a provision for federal or state income taxes as it has had cumulative net operating losses since inception.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

        A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income tax benefit using U.S. federal statutory rate	$(64,470)	$(92,756)	$(24,692)
Permanent differences	1,916	1,413	288
State income taxes, net of federal benefit	(5,632)	(13,684)	(3,835)
Stock-based compensation	3,584	3,830	3,531
Tax credits	(2,652)	(5,089)	(10,420)
Expiring net operating losses and tax credits	3,590	—	564
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	5,490	1,057	—
Change in the valuation allowance	58,185	105,186	34,577
Other	(11)	43	(13)

	$—	$—	$—

        Components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$279,123	$231,660
Tax credit carryforwards	32,186	29,533
Capitalized research and development	6,826	11,939
Deferred revenue	4,220	6,433
Other	45,135	29,223

Total deferred tax assets	367,490	308,788
Valuation allowance	(367,490)	(308,788)

Net deferred tax asset	$—	$—

        Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company's history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at December 31, 2014 and 2013. Management reevaluates the positive and negative evidence on a quarterly basis.

        The valuation allowance increased approximately $58.7 million during the year ended December 31, 2014, due primarily to the increase in the net operating loss carryforwards and tax credits. The valuation allowance increased approximately $105.8 million during the year ended December 31, 2013, due primarily to the increase in the net operating loss carryforwards and tax credits.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

        Subject to the limitations described below, at December 31, 2014 and 2013, the Company has net operating loss carryforwards of approximately $745.6 million and approximately $600.9 million, respectively, to offset future federal taxable income, which expire beginning in 2018 continuing through 2034. The federal net operating loss carryforwards exclude approximately $53.1 million of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. This amount will be recorded as an increase in additional paid in capital on the consolidated balance sheet once the excess benefits are "realized" in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). As of December 31, 2014 and 2013, the Company had state net operating loss carryforwards of approximately $517.4 million and approximately $545.3 million, respectively, to offset future state taxable income, which have begun to expire and will continue to expire through 2034. The Company also had tax credit carryforwards of approximately $35.1 million and approximately $32.1 million as of December 31, 2014 and 2013, respectively, to offset future federal and state income taxes, which expire at various times through 2034.

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

        The Company applies ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As a result of the implementation of this guidance, the Company recognized no material adjustment for unrecognized income tax benefits. At December 31, 2014 and 2013, the Company had no unrecognized tax benefits.

        The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's consolidated statements of operations.

        The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ended December 31, 2013, 2012 and 2011, although carryforward attributes that were generated prior to tax year 2011 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. There are currently no federal or state income tax audits in progress.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Defined Contribution Plan

        The Ironwood Pharmaceuticals, Inc. 401(k) Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon employment. Subject to certain IRS limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company's board of directors. Currently, the Company provides a matching contribution of 75% of the employee's contributions, up to $6,000 annually. During the years ended December 31, 2014, 2013 and 2012, the Company recorded approximately $2.6 million, approximately $2.8 million and approximately $1.9 million of expense related to its 401(k) company match, respectively.

16. Related Party Transactions

        The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid approximately $0.1 million, approximately $0.1 million and approximately $0.2 million in legal fees to this investor during the years ended December 31, 2014, 2013 and 2012, respectively. At both December 31, 2014 and 2013, the Company had less than $0.1 million of accounts payable due to this related party.

        In September 2009, Forest became a related party when the Company sold to Forest 2,083,333 shares of the Company's convertible preferred stock. On July 1, 2014, Actavis became a related party when it completed its acquisition of Forest. In November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company's convertible preferred stock (Note 4). These shares of preferred stock converted to the Company's Class B common stock on a 1:1 basis upon the completion of the Company's IPO in February 2010. Amounts due to and due from Actavis and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. At December 31, 2014, the Company did not have any related party accounts receivable associated with Almirall and approximately $25.8 million in related party accounts receivable, net of related party accounts payable, associated with Actavis. At December 31, 2013, the Company had less than $0.1 million in related party accounts receivable associated with Almirall and approximately $2.7 million in related party accounts receivable, net of related party accounts payable, associated with Actavis.

17. State Grants

        In the years ended December 31, 2012 and 2011, the Company was awarded an approximately $1.7 million and approximately $0.9 million tax incentive, respectively, associated with the Life Sciences Tax Incentive Program from the Massachusetts Life Sciences Center. The program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Jobs must be maintained for at least five years, during which time the grant proceeds can be recovered by the Massachusetts Department of Revenue ("DOR") if the Company does not meet and maintain its job creation commitments. The award received in 2011 was recognized as other income in the consolidated statement of operations in the third quarter of 2011, as the Company believed it had satisfied its job creation commitments. For the approximately $1.7 million in funds received in 2012, the Company believed it had satisfied its job creation commitments for the years 2012 and 2013 and recognized approximately $0.7 million as other income in the consolidated statement of operations for the year ended December 31, 2014. The remaining approximately $1.0 million is recorded as other current liabilities and is expected to be returned to the DOR, as the Company believes it did not satisfy the job creation commitments under the award.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Workforce Reduction

        On January 8, 2014, the Company announced a headcount reduction of approximately 10% to align its workforce with its strategy to grow a leading GI therapeutics company. The field-based sales force and medical science liaison team were excluded from the workforce reduction.

        During the three months ended March 31, 2014, the Company substantially completed the implementation of this reduction in workforce and, in accordance with ASC 420, Exit or Disposal Cost Obligations, recorded approximately $4.3 million of costs, including employee severance, benefits and related costs. These costs were adjusted to reduce expense by $0.1 million during the three months ended December 31, 2014, and are reflected in the Consolidated Statement of Operations as approximately $3.0 million in research and development expenses and approximately $1.2 million in selling, general and administrative expenses. The Company did not record any additional charges associated with this workforce reduction during the year ended December 31, 2014. All payments related to this reduction in workforce were made by the end of 2014.

        The following table summarizes the charges related to the reduction in workforce for the year ended December 31, 2014 (in thousands):

	Charges	Adjustments	Amounts Paid	Non-cash Expense	Amounts Accrued at December 31, 2014
Employee severance, benefits and related costs	$4,334	$(135)	$(3,648)	$(551)	$—

Total	$4,334	$(135)	$(3,648)	$(551)	$—

19. Selected Quarterly Financial Data (Unaudited)

        The following table contains quarterly financial information for the years ended December 31, 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2014
Collaborative arrangements revenue	$14,605	$6,840	$16,918	$38,073	$76,436
Total cost and expenses	58,992	61,959	53,657	71,198	245,806
Other (expense) income, net	(5,239)	(5,238)	(5,249)	(4,522)	(20,248)
Net loss	(49,626)	(60,357)	(41,988)	(37,647)	(189,618)
Net loss per share—basic and diluted	$(0.38)	$(0.44)	$(0.30)	$(0.27)	$(1.39)

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Selected Quarterly Financial Data (Unaudited) (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2013
Collaborative arrangements revenue	$3,255	$9,663	$4,932	$5,031	$22,881
Total cost and expenses	92,088	69,543	61,483	51,769	274,883
Other (expense) income, net	(5,069)	(5,269)	(5,224)	(5,248)	(20,810)
Net loss	(93,902)	(65,149)	(61,775)	(51,986)	(272,812)
Net loss per share—basic and diluted	$(0.87)	$(0.57)	$(0.51)	$(0.43)	$(2.35)

Exhibit Index

Incorporated by reference herein
Number		Description	Form	Date
3.1		Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

3.2		Fifth Amended and Restated Bylaws	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

4.1		Specimen Class A common stock certificate	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 20, 2010

4.2		Eighth Amended and Restated Investors' Rights Agreement, dated as of September 1, 2009, by and among Ironwood Pharmaceuticals, Inc., the Founders and the Investors named therein	Registration Statement on Form S-1, as amended (File No. 333-163275)	November 20, 2009

4.3		Indenture, dated as of January 4, 2013, by and between Ironwood Pharmaceuticals, Inc., as issuer of the Notes, and U.S. Bank National Association, as initial trustee of the Notes and as Operating Bank	Form 8-K (File No. 001-34620)	January 8, 2013

10.1	#	Amended and Restated 2002 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.2	#	Amended and Restated 2005 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 29, 2010

10.3	#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S-8, as amended (File No. 333-184396)	October 12, 2012

10.3.1	#*	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan

10.3.2	#*	Form of Non-employee Director Restricted Stock Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan

Incorporated by reference herein
Number		Description	Form	Date
10.3.3	#*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan

10.4	#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013

10.5	#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10-Q (File No. 001-34620)	April 29, 2014

10.6	#*	Form of Executive Severance Agreement

10.7	#	Director Compensation Plan effective January 1, 2014	Annual Report on Form 10-K (File No. 001-34620)	February 7, 2014

10.8	#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.9	#*	Consulting Agreement, dated as of December 16, 2014, by and between Christopher Walsh and Ironwood Pharmaceuticals, Inc.

10.10	+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

10.10.1		Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013

10.11	+	License Agreement, dated as of April 30, 2009, by and between Almirall, S.A. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

10.11.1	+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Almirall, S.A. and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 8, 2013

10.12	+	License Agreement, dated as of November 10, 2009, by and among Astellas Pharma Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

Incorporated by reference herein
Number		Description	Form	Date
10.13	+	Collaboration Agreement, dated as of October 23, 2012, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013

10.14	+	Commercial Supply Agreement, dated as of June 23, 2010, by and among PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB, Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 10, 2010

10.15	+	Commercial Supply Agreement, dated as of March 28, 2011, by and among Corden Pharma Colorado, Inc. (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 13, 2011

10.15.1	+	Amendment No. 3 to Commercial Supply Agreement, dated as of November 26, 2013, by and between Corden Pharma Colorado, Inc. (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 7, 2014

10.16		Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 12, 2007, as amended on April 9, 2009, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009

10.16.1		Second Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 9, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010

10.16.2		Third Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 1, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2011

Incorporated by reference herein
Number		Description	Form	Date
10.16.3		Fourth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 3, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2011

10.16.4		Fifth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 18, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012

10.16.5		Sixth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 19, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013

10.16.6		Seventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 30, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013

10.16.7	*	Eighth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 8, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC

10.16.8	*	Ninth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 27, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC

10.16.9	*	Tenth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 21, 2015, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC

Incorporated by reference herein
Number		Description	Form	Date
10.16.10	*	Sublease, dated as of July 1, 2014, by and between Biogen Idec MA Inc. and Ironwood Pharmaceuticals, Inc. to Lease for facilities at 301 Binney St., Cambridge, MA, as amended, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC

21.1	*	Subsidiaries of Ironwood Pharmaceuticals, Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1	‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith.

‡
Furnished herewith.

+
Confidential treatment granted under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

#
Management contract or compensatory plan, contract, or arrangement.