Form 10-Q
period 2015-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2015-05-06
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 125,941,466 shares of Class A common stock outstanding and 16,154,812 shares of Class B common stock outstanding.

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

•                  the timing, investment and associated activities involved in commercializing LINZESS by us and Actavis plc in the U.S.;

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

•                  our expectations regarding U.S. and foreign regulatory requirements for linaclotide and our product candidates, including our post-approval, nonclinical and clinical post-marketing plan with the Food and Drug Administration, or the FDA;

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$63,692	$74,297
Available-for-sale securities	152,173	174,037
Accounts receivable	862	10
Related party accounts receivable, net	32,987	25,829
Inventory	4,950	4,954
Prepaid expenses and other current assets	9,212	10,603
Total current assets	263,876	289,730
Restricted cash	8,147	8,147
Property and equipment, net	27,477	29,826
Other assets	6,028	5,810
Total assets	$305,528	$333,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and related party accounts payable, net	$5,227	$9,762
Accrued research and development costs	9,270	3,574
Accrued expenses	18,735	22,612
Current portion of capital lease obligations	1,177	1,152
Current portion of deferred rent	5,006	4,992
Current portion of deferred revenue	7,191	7,191
Current portion of notes payable	13,207	11,258
Total current liabilities	59,813	60,541
Capital lease obligations, net of current portion	2,268	2,571
Deferred rent, net of current portion	9,935	10,522
Deferred revenue, net of current portion	7,191	8,989
Notes payable, net of current portion	158,159	162,338
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 125,908,933 and 124,915,658 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	126	125
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 16,154,812 and 15,907,272 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	16	16
Additional paid-in capital	1,068,685	1,055,876
Accumulated deficit	(1,000,668)	(967,446)
Accumulated other comprehensive income (loss)	3	(19)
Total stockholders’ equity	68,162	88,552
Total liabilities and stockholders’ equity	$305,528	$333,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Collaborative arrangements revenue	$28,932	$14,605
Cost and expenses:
Cost of revenue	12	1,924
Research and development	26,641	27,144
Selling, general and administrative	30,346	29,924
Total cost and expenses	56,999	58,992
Loss from operations	(28,067)	(44,387)
Other (expense) income:
Interest expense	(5,220)	(5,283)
Interest and investment income	65	44
Other expense, net	(5,155)	(5,239)
Net loss	$(33,222)	$(49,626)

Net loss per share - basic and diluted	$(0.24)	$(0.38)

Weighted average number of common shares used in net loss per share — basic and diluted:	141,278	129,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(33,222)	$(49,626)

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	22	(14)
Total other comprehensive income (loss)	22	(14)
Comprehensive loss	$(33,200)	$(49,640)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(33,222)	$(49,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,891	3,179
Share-based compensation expense	5,426	6,074
Accretion of discount/premium on investment securities	161	136
Non-cash interest expense	370	386
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	(8,010)	(7,124)
Prepaid expenses and other current assets	483	938
Inventory	4	(1,264)
Other assets	(222)	(5)
Accounts payable, related party accounts payable and accrued expenses	(6,990)	(8,042)
Accrued research and development costs	5,696	(1,649)
Deferred revenue	(1,798)	(215)
Deferred rent	(573)	(682)
Net cash used in operating activities	(35,784)	(57,894)
Cash flows from investing activities:
Purchases of available-for-sale securities	(72,281)	(79,696)
Sales and maturities of available-for-sale securities	94,006	74,518
Purchases of property and equipment	(1,987)	(1,294)
Proceeds from sale of property and equipment	23	—
Net cash provided by (used in) investing activities	19,761	(6,472)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	190,428
Proceeds from exercise of stock options and employee stock purchase plan	7,946	3,852
Payments on capital leases	(278)	(275)
Principal payments on debt	(2,250)	—
Net cash provided by financing activities	5,418	194,005
Net (decrease) increase in cash and cash equivalents	(10,605)	129,639
Cash and cash equivalents, beginning of period	74,297	75,490
Cash and cash equivalents, end of period	$63,692	$205,129

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

The Company has one marketed product, linaclotide, which is available in the United States (“U.S.”) and Mexico under the trademarked name LINZESS® and is available in certain European countries and Canada under the trademarked name CONSTELLA®. Linaclotide is also being developed and commercialized in other parts of the world by certain of the Company’s partners.

In August 2012, the U.S. Food and Drug Administration (“FDA”) approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”). The Company and Actavis plc (“Actavis”) began commercializing LINZESS in the U.S. in December 2012.

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first, and to date, only drug approved in the European Union (“E.U.”) for IBS-C. The Company’s European partner, Almirall, S.A. (“Almirall”), began commercializing CONSTELLA in Europe in the second quarter of 2013. Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain. In May 2014, Almirall suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA. Almirall is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

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

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, is developing linaclotide for the treatment of patients with IBS-C and chronic constipation in its territory. In October 2014, Astellas initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C. In October 2012, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In the third quarter of 2013, the Company and AstraZeneca initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C. The Company continues to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of its partnered territories.

The Company and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy, the Company and Actavis initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC to provide a broader range of treatment options to physicians and adult CIC patients. In addition to linaclotide-based opportunities, the Company is advancing multiple GI development programs as well as further leveraging the pharmacological expertise in GC pathways that it established through the development of linaclotide, a guanylate cyclase type-C agonist, to advance a second GC program targeting soluble guanylate cyclase (“sGC”). sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 18, 2015 (the “2014 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of March 31, 2015, and the results of its operations and its cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2014 Annual Report on Form 10-K.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. In April 2015, the FASB proposed a one year deferral of the effective date of this standard to annual periods beginning after December 15, 2017, along with an option to permit companies to early adopt the standard for annual periods beginning after December 15, 2016. The Company is currently evaluating the potential impact that ASU 2014-09 may have on its financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability rather than as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

For a discussion of additional recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2014 Annual Report on Form 10-K.

The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2015 that had a material effect on the Company’s condensed consolidated financial statements.

2.  Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Options to purchase common stock	21,090	21,876
Shares subject to repurchase	49	45
Restricted stock units	491	—
	21,630	21,921

The number of shares issuable under the Company’s employee stock purchase plan that were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive was insignificant.

3.  Collaboration and License Agreements

At March 31, 2015, the Company had collaboration agreements with Actavis and AstraZeneca, and license agreements with Almirall and Astellas. The following table provides amounts included in our consolidated statements of operations as collaborative arrangements revenue attributable to transactions from these collaborative and license arrangements (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Actavis plc	$25,325	$8,447
AstraZeneca AB	1,230	408
Almirall, S.A.	101	4,481
Astellas Pharma Inc.	2,276	1,269
Total collaborative arrangements revenue	$28,932	$14,605

Actavis plc

In September 2007, the Company entered into a collaboration agreement with Actavis to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Actavis all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Actavis is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. In September 2012, Actavis sublicensed its commercialization rights in Mexico to Almirall. Actavis made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have a standalone value without research and development activities provided by the Company, the Company recorded the up-front license fee as collaborative arrangements revenue on a straight-line basis through September 30, 2012, the period over which linaclotide was jointly developed under the collaboration. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At March 31, 2015, $205.0 million in license fees and development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met.

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

The Company achieved all six development milestones under this agreement totaling $135.0 million, which were recognized through September 2012. The remaining milestone payment that could be received from Actavis upon the achievement of sales targets will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost-sharing provisions of the collaboration, the Company offset approximately $3.2 million and approximately $0.6 million against research and development costs during the three months ended March 31, 2015 and 2014, respectively, to reflect each Company’s obligation under the collaboration to bear half of the development costs incurred. In addition, in March 2015, the Company and Actavis agreed to share certain costs relating to the manufacturing of linaclotide active pharmaceutical ingredient (“API”) and certain other manufacturing activities. This arrangement resulted in net amounts receivable from Actavis of approximately $4.3 million for costs incurred in prior periods, which were recorded by the Company as a reduction in research and development expenses during the three months ended March 31, 2015.

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

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Collaborative arrangements revenue (1) (2)	$25,137	$8,447
Selling, general and administrative costs incurred by the Company (1)	(7,688)	(7,999)
The Company’s share of net profit	$17,449	$448

(1)         Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Actavis.

(2)         Includes a net profit share adjustment of approximately $1.2 million recorded during the quarter ended March 31, 2015, as described above.

The collaborative arrangements revenue recognized in the three months ended March 31, 2015 and 2014 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

In May 2014, Actavis began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partners or the ability to estimate the royalty revenue in the period earned. The Company recognized approximately $0.2 million of royalty revenues in Canada and Mexico during the three months ended March 31, 2015.

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

In May 2009, the Company received an approximately $38.0 million payment from Almirall representing a $40.0 million non-refundable up-front payment net of foreign withholding taxes. The Company elected to record the non-refundable up-front payment net of taxes withheld. The license agreement also included a $15.0 million contingent equity investment, in the form of a forward purchase contract, which required Almirall to purchase shares of the Company’s convertible preferred stock upon achievement of a specific development milestone. At the inception of the arrangement, the Company valued the contingent equity investment at approximately $6.0 million. The Company recognized the up-front license fee and the value of the contingent equity investment totaling approximately $6.0 million as collaborative arrangements revenue on a straight-line basis through September 30, 2012, the period over which linaclotide was developed under the license agreement. In November 2009, the Company achieved the development milestone triggering the equity investment and on November 13, 2009, the Company received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock (Note 11).

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

The Company recognized an insignificant amount of collaborative arrangements revenue, comprised of royalty revenue, from the Almirall license agreement during the three months ended March 31, 2015. The Company recognized approximately $4.5 million in total collaborative arrangements revenue from the Almirall license agreement during the three months ended March 31, 2014, including approximately $3.4 million from the sale of API to Almirall, approximately $1.0 million in commercial launch milestones, and an insignificant amount of royalty revenue.

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

In 2009, Astellas paid the Company a non-refundable, up-front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight-line basis over the Company’s estimate of the period over which linaclotide will be developed under the license agreement. In March 2013, the Company revised its estimate of the development period from 115 months to 85 months based on the Company’s assessment of regulatory approval timelines for Japan. During the three months ended March 31, 2015 and 2014, the Company recognized approximately $1.3 million of revenue related to the up-front licensing fee, including approximately $0.5 million of revenue in each period attributable to the March 2013 revision to the estimated development period. At March 31, 2015, approximately $10.1 million of the up-front license fee remained deferred.

The agreement also includes three additional development milestone payments that could total up to $45.0 million, none of which the Company considers substantive. The first milestone payment consists of $15.0 million upon enrollment of the first study subject in a Phase III study for linaclotide in Japan, which was achieved in November 2014 and for which approximately $10.7 million was recognized as revenue through March 31, 2015, including approximately $0.5 million recognized during the three months ended March 31, 2015. The remaining approximately $4.3 million of this milestone payment will be recognized over the remaining development period. The two additional milestone payments consist of $15.0 million upon filing of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan and $15.0 million upon approval of such equivalent by the relevant regulatory authority. In addition, the Company will receive royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions.

During the three months ended March 31, 2015, the Company recognized approximately $2.3 million in collaborative arrangements revenue from the Astellas license agreement, including approximately $0.5 million from the sale of API to Astellas. During the three months ended March 31, 2014, the Company recognized approximately $1.3 million in collaborative arrangements revenue from the Astellas license agreement, including an insignificant amount from the sale of API to Astellas.

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

The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of March 31, 2015, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

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

Because the Company shares development costs with AstraZeneca, payments from AstraZeneca with respect to both research and development and selling, general and administrative costs incurred by the Company prior to the commercialization of linaclotide in the License Territory are recorded as a reduction in expense, in accordance with the Company’s policy, which is consistent with the nature of the cost reimbursement. Development costs incurred by the Company that pertain to the joint development plan and subsequent amendments to the joint development plan, as approved by the JDC, are recorded as research and development expense as incurred. Payments to AstraZeneca are recorded as incremental research and development expense.

The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the three months ended March 31, 2015, and as a result of the modification to the IDP and development budget in August 2014, the Company recognized approximately $1.1 million as collaborative arrangements revenue related to this deliverable as this portion of the Arrangement Consideration was no longer contingent. During the three months ended March 31, 2014, the Company did not recognize any amounts in collaborative arrangements revenue related to the License Deliverable.

The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company recognized approximately $0.3 million in incremental research and development costs during the three months ended March 31, 2015, and approximately $0.4 million in incremental research and development costs during the three months ended March 31, 2014.

The amount allocated to the Co-Promotion Deliverable was recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product, through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable; however, the revenue recognized in the statement of operations was limited to the non-contingent consideration in accordance with ASC 605-25. During the three months ended March 31, 2015, the Company recognized approximately $0.1 million as collaborative arrangements revenue related to this deliverable as this portion of the Arrangement Consideration was no longer contingent. During the three months ended March 31, 2014, the Company recognized approximately $0.4 million in collaborative arrangements revenue related to this deliverable.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. In connection with entering into these agreements, the Company made aggregate up-front payments of approximately $5.8 million, which were expensed as research and development expense. Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which approximately $2.5 million had been paid as of March 31, 2015, and $18.0 million for regulatory milestones, none of which had been paid as of March 31, 2015. In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. During the three months ended March 31, 2015, the Company did not incur any research and development expense associated with the Company’s other collaboration and license agreements. During the three months ended March 31, 2014, the Company incurred approximately $1.0 million in research and development expense associated with the Company’s other collaboration and license agreements.

In March 2015, the Company entered into an agreement to co-promote Exact Sciences Corp.’s (“Exact Sciences”) Cologuard®, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer. Under the terms of the transaction, the Company’s sales team will promote, and educate health care practitioners regarding, Cologuard, with LINZESS remaining the Company’s first-position product.  The Company will be compensated from the net sales of Cologuard generated from the physicians on whom it calls. Exact Sciences maintains responsibility for all other aspects of the commercialization of Cologuard outside of the co-promotion. The non-exclusive co-promotion agreement covers an initial one-year term with the opportunity for extension. This transaction did not have a significant impact on the Company’s results of operations for the three months ended March 31, 2015.

4.  Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$58,120	$58,120	$—	$—
Available-for-sale securities:
U.S. Treasury securities	6,503	6,503	—	—
U.S. government-sponsored securities	145,670	—	145,670	—
Total	$210,293	$64,623	$145,670	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$60,966	$60,966	$—	$—
Available-for-sale securities:
U.S. Treasury securities	24,005	24,005	—	—
U.S. government-sponsored securities	150,032	—	150,032	—
Total	$235,003	$84,971	$150,032	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015 or 2014.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at March 31, 2015 and December 31, 2014 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at March 31, 2015 and December 31, 2014 approximates fair value as it bears interest at a rate approximating a market interest rate.

5.  Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at March 31, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
U.S. Treasury securities	$145,668	$8	$(6)	$145,670
U.S. government-sponsored securities	6,502	1	—	6,503
Total	$152,170	$9	$(6)	$152,173

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. Treasury securities	$150,055	$2	$(25)	$150,032
U.S. government-sponsored securities	24,001	4	—	24,005
Total	$174,056	$6	$(25)	$174,037

The contractual maturities of all securities held at March 31, 2015 are one year or less. There were 15 and 27 available-for-sale securities in an unrealized loss position at March 31, 2015 and December 31, 2014, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at March 31, 2015 and December 31, 2014 was approximately $56.8 million and approximately $101.9 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at March 31, 2015.

There were no sales of available-for-sale securities during the three months ended March 31, 2015 or 2014. Gross realized gains and losses on the sales of available-for-sale securities that have been included in other (expense) income, net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income as well as gains and losses reclassified out of accumulated other comprehensive income into other (expense) income were not material to the Company’s consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other (expense) income is based on the specific identification method for purposes of recording realized gains and losses.

6.  Inventory

Inventory consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$4,950	$4,954

Inventory at March 31, 2015 and December 31, 2014 represents API that is available for commercial sale.

7.  Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Manufacturing equipment	$3,623	$3,623
Laboratory equipment	14,819	15,126
Computer and office equipment	5,208	5,185
Furniture and fixtures	2,093	2,093
Software	13,980	13,921
Construction in process	193	1,457
Leased vehicles	4,472	4,472
Leasehold improvements	38,563	36,928
	82,951	82,805
Less accumulated depreciation and amortization	(55,474)	(52,979)
	$27,477	$29,826

8.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Salaries and benefits	$12,939	$16,582
Professional fees	858	574
Accrued interest	839	850
Other	4,099	4,606
	$18,735	$22,612

9.  Notes Payable

On January 4, 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “Payment Date”) beginning June 15, 2013. On March 15, 2014, the Company began making quarterly payments on the notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the notes (the “Required Interest Amount”). Principal on the notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the notes are based on the Synthetic Royalty Amount, which will vary from quarter to quarter, the notes may be repaid prior to June 15, 2024, the final legal maturity date. The Company made principal payments of approximately $3.4 million through March 31, 2015, and expects to pay approximately $13.2 million of the principal within twelve months following March 31, 2015.

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

The fair value of the notes was estimated to be approximately $180.2 million and $182.5 million as of March 31, 2015 and December 31, 2014, respectively, and was determined using Level 3 inputs, including a quoted rate.

10.  Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Research and development	$2,054	$2,690
Selling, general and administrative	3,372	3,384
	$5,426	$6,074

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price
	(in thousands)
Outstanding at December 31, 2014	19,957	$10.07
Granted	2,542	15.61
Exercised	(1,240)	5.95
Cancelled	(169)	13.01
Outstanding at March 31, 2015	21,090	$10.96

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Expected volatility	46.0%	46.6%
Expected term (in years)	6.0	6.1
Risk-free interest rate	1.7%	1.8%
Expected dividend yield	—%	—%

Beginning in the first quarter of 2015, the Company revised certain of its equity incentive programs to include RSUs, in addition to stock options, each representing the right to receive one share of the Company’s Class A common stock and granted pursuant to the terms of the Company’s Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan. The RSUs generally vest 25% per year on the approximate anniversary of the date of grant until fully vested, provided the employee remains continuously employed with the Company through each vesting date. Shares of the Company’s Class A common stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of all RSUs is based on the market value of the Company’s Class A common stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

A summary of RSU activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted- Average Fair Value
	(in thousands)
Unvested as of December 31, 2014	—	—
Granted (1)	493	$15.62
Vested	—	—
Forfeited	(2)	15.62
Unvested as of March 31, 2015	491	$15.62

(1)         RSUs granted in the three months ended March 31, 2015 primarily represent awards made in connection with the Company’s annual equity grants in March 2015.

11.  Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid less than $0.1 million in legal fees to this investor during the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, the Company had less than $0.1 million of accounts payable due to this related party.

In September 2009, Actavis became a related party when the Company sold to Actavis 2,083,333 shares of the Company’s convertible preferred stock. In November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 3). These shares of preferred stock converted to the Company’s Class B common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from Actavis and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. At March 31, 2015, the Company had less than $0.1 million in related party accounts receivable associated with Almirall and approximately $33.0 million in related party accounts receivable, net of related party accounts payable, associated with Actavis. At December 31, 2014, the Company did not have any related party accounts receivable associated with Almirall and approximately $25.8 million in related party accounts receivable, net of related party accounts payable, associated with Actavis.

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

We have one marketed product, linaclotide, which is available in the United States, or U.S., and Mexico under the trademarked name LINZESS® and is available in certain European countries and Canada under the trademarked name CONSTELLA®. Linaclotide is also being developed and commercialized in other parts of the world by certain of our partners.

In August 2012, the U.S. Food and Drug Administration, or FDA, approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. We and Actavis plc, or Actavis, began commercializing LINZESS in the U.S. in December 2012.

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

Astellas Pharma Inc., or Astellas, our partner in Japan, is developing linaclotide for the treatment of patients with IBS-C and chronic constipation in its territory. In October 2014, Astellas initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C. In October 2012, we entered into a collaboration agreement with AstraZeneca AB, or AstraZeneca, to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In the third quarter of 2013, we and AstraZeneca initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C. We continue to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of our partnered territories.

We and Actavis are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy we and Actavis initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC to provide a broader range of treatment options to physicians and adult CIC patients. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide, a guanylate cyclase type-C, or GC-C, agonist, to advance a second GC program targeting soluble guanylate cyclase, or sGC. sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications.

To date, we have dedicated substantially all of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of March 31, 2015, we had an accumulated deficit of approximately $1.0 billion and we expect to continue to incur net losses for the foreseeable future.

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

In March 2015, we entered into an agreement to co-promote Exact Sciences Corp.’s, or Exact Sciences, Cologuard®, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer. Under the terms of the transaction, our sales team will promote, and educate health care practitioners regarding, Cologuard, with LINZESS remaining our first-position product.  We will be compensated from the net sales of Cologuard generated from the physicians on whom we call. Exact Sciences maintains responsibility for all other aspects of the commercialization of Cologuard outside of the co-promotion. The non-exclusive co-promotion agreement covers an initial one-year term with the opportunity for extension. This transaction did not have a significant impact on our results of operations for the three months ended March 31, 2015.

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

Linaclotide. Our lead product is linaclotide, and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is the first and, to date, only FDA-approved GC-C agonist. Linaclotide is approved in the U.S. and in a number of E.U. and other countries. In addition, Astellas initiated a Phase III clinical trial of linaclotide in adult patients with IBS-C for Japan and we and AstraZeneca initiated a Phase III clinical trial of linaclotide in adult patients with IBS-C for China.

We and Actavis are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy we and Actavis initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC, which, if approved, would provide a broader range of treatment options to physicians and adult CIC patients. These development opportunities include linaclotide colonic release, a targeted oral delivery formulation of linaclotide designed to potentially enhance lower abdominal pain relief in adult IBS-C patients, as well as providing the opportunity to investigate linaclotide as a potential treatment for multiple GI disorders with lower abdominal pain as a predominant symptom. Additionally, we and Actavis are studying linaclotide as a potential treatment of the GI dysfunction associated with opioid-induced constipation in adult patients and are working with the FDA on a plan for clinical pediatric studies with linaclotide.

Development Candidates. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs. This includes IW-9179, a GC-C agonist designed to target upper GI conditions, which is being explored for the treatment of diabetic gastroparesis and functional dyspepsia. Additionally, IW-3718 is a gastric retentive formulation of a bile acid sequestrant that is being evaluated for the potential treatment of GERD symptoms in patients who have not responded adequately to treatment with a proton pump inhibitor. We are also leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide, a GC-C agonist, to advance a second GC program targeting sGC, which we are exploring for utility in cardiovascular disease. We have additional non-core assets in early development that we continued to advance through the first quarter of 2015, and we are currently exploring strategic options for further development of these assets.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC.

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2015 and 2014. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA and licensing fees for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Linaclotide	$13,464	$13,516
Development candidates:
GI disorders (two compounds)(1)	3,241	3,979
sGC development candidates (two compounds)(1)	5,008	1,523
Central nervous system disorders (one compound)(1)	188	1,090
Total development candidates	8,437	6,592
Discovery research	4,740	7,036
	$26,641	$27,144

(1)                                 Number of compounds is for the three months ended March 31, 2015 and is zero unless otherwise indicated.

Since 2004, the date we began tracking costs by program, we have incurred approximately 320.2 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Actavis and AstraZeneca for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation and related reserves, research and development expenses and share-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. During the three months ended March 31, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on February 18, 2015, or the 2014 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Collaborative arrangements revenue:	$28,932	$14,605
Cost and expenses:
Cost of revenue	12	1,924
Research and development	26,641	27,144
Selling, general and administrative	30,346	29,924
Total cost and expenses	56,999	58,992
Other (expense) income:
Interest expense	(5,220)	(5,283)
Interest and investment income	65	44
Other expense, net	(5,155)	(5,239)
Net loss	$(33,222)	$(49,626)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(dollars in thousands)

Collaborative arrangements revenue	$28,932	$14,605	$14,327	98%

Collaborative Arrangements Revenue.  The increase in revenue from collaborative arrangements of approximately $14.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily related to an approximately $16.8 million increase in our share of the net profits from the sale of LINZESS in the U.S., and an approximately $0.8 million increase in license revenue related to our collaboration agreement with AstraZeneca recognized as a result of the modification to the initial development plan and development budget in August 2014, which was deemed to be a material modification. This increase was partially offset by an approximately $2.9 million decrease in revenue from the shipments of linaclotide API to our licensing partners outside of the U.S., and an approximately $0.4 million net decrease in revenue recognized from our linaclotide licensing partners for the achievement of milestones.

Cost and Expenses

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Cost and expenses:
Cost of revenue	$12	$1,924	$(1,912)	(99)%
Research and development	26,641	27,144	(503)	(2)%
Selling, general and administrative	30,346	29,924	422	1%
Total cost and expenses	$56,999	$58,992	$(1,993)	(3)%

Cost of Revenue.  The decrease in cost of revenue of approximately $1.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily related to lower sales of linaclotide API to our licensing partners outside of the U.S.

Research and Development Expense.  The decrease in research and development expense of approximately $0.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily related to a decrease of approximately $6.8 million in net costs related to the collaboration with Actavis, including approximately $4.3 million of net amounts receivable from Actavis related to the reimbursement of certain linaclotide manufacturing costs incurred in prior periods, a decrease in costs of approximately $3.1 million related to our January 2014 workforce reduction incurred in the three months ended March 31, 2014, a decrease of approximately $0.5 million in operating costs, including information technology infrastructure costs and facility costs such as rent and amortization of leasehold improvements allocated to research and development, and a decrease of approximately $0.3 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy. This decrease was partially offset by an increase of approximately $10.3 million in external costs related to the development of linaclotide, including increased costs associated with clinical trial activity.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $0.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily as a result of an approximately $0.7 million increase in compensation, benefits and other employee-related expenses, an approximately $0.4 million increase in external consulting and other service costs primarily associated with developing and maintaining the infrastructure to support linaclotide, and an approximately $0.4 million increase in selling, general and administrative expenses related to facilities and information technology infrastructure costs associated with operating our Cambridge, Massachusetts facility, including rent and amortization of leasehold improvements. This increase was partially offset by a decrease in costs of approximately $1.2 million related to our January 2014 workforce reduction incurred in the three months ended March 31, 2014.

Other (Expense) Income, Net

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Other (expense) income:
Interest expense	$(5,220)	$(5,283)	$63	(1)%
Interest and investment income	65	44	21	48%
Total other expense, net	$(5,155)	$(5,239)	$84	(2)%

Interest Expense.  Interest expense decreased by an insignificant amount for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, mainly due to a decreased principal balance on our notes payable as a result of principal payments made thereon.

Liquidity and Capital Resources

At March 31, 2015, we had approximately $215.9 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2015, our balances of cash, cash equivalents and available-for-sale securities decreased approximately 32.4 million. This decrease is primarily due to the cash used to operate our business, as we made payments related to, among other things, research and development and selling, general and administrative expenses as we continued to invest in our research pipeline and support the continued commercialization of LINZESS in the U.S. We also made principal payments of approximately $2.3 million on outstanding debt, invested approximately $2.0 million in capital expenditures, and made payments of approximately $0.3 million on capital lease obligations. These cash outflows were partially offset by approximately $7.9 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan.

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of March 31, 2015, we had an accumulated deficit of approximately $1.0 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments as well as reimbursement of certain expenses; debt financings, including approximately $167.3 million of net proceeds from the private placement of our notes in January 2013; and the strategic sale of assets or businesses.

Funding Requirements

In August 2012, we received regulatory approval for LINZESS in the U.S. for the treatment of IBS-C or CIC in adults and, in December 2012, commenced our commercial launch with our collaboration partner, Actavis. While we began commercializing LINZESS in the fourth quarter of 2012, our company has not achieved profitability. In November 2012, our European partner, Almirall, received approval for CONSTELLA for the treatment of IBS-C in adults, which is currently being commercialized in certain European countries by Almirall. In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Actavis has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Actavis, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS. In May 2014, Actavis began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. Our partnership with Actavis requires total net sales of LINZESS in the U.S. to be reduced by commercial costs incurred by each party, and such resulting net profit or net loss attributable to LINZESS is shared equally between us and Actavis. Additionally, we receive royalties based on sales of linaclotide in the European territory, Canada, and Mexico from our partners. We cannot anticipate when, if ever, proceeds generated from sales of LINZESS and CONSTELLA will enable us to become cash flow positive. We anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, and continue to invest in our pipeline and potentially other external opportunities. In addition, we are generally required to make cash expenditures to manufacture linaclotide API in advance of selling it to our collaboration partners and collecting payments for such inventory sales, which may result in significant periodic uses of cash. We believe that our cash on hand as of March 31, 2015 will be sufficient to meet our projected operating needs at least through the next twelve months.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2014 Annual Report on Form 10-K. There have been no material changes from the contractual commitments and obligations previously disclosed in our 2014 Annual Report on Form 10-K in this Quarterly Report on Form 10-Q.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in our 2014 Annual Report on Form 10-K and Note 1, “Nature of Business,” in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the three months ended March 31, 2015 that had a material effect on our condensed consolidated financial statements included in this report.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2015 and 2014 had a significant impact on our results of operations.

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

In August 2012, the FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. We and our partner, Actavis plc, or Actavis, began selling LINZESS in the U.S. during December 2012. The commercial success of LINZESS depends on a number of factors, including:

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

•                  our success in educating and activating adult IBS-C and CIC patients to enable them to more effectively communicate their symptoms and treatment history to their physicians;

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

We work jointly and collaboratively with each of our partners on many aspects of the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of the management teams of our linaclotide partners in functional areas such as development, quality, regulatory, drug safety and pharmacovigilance, operations, marketing, sales, field operations and medical science. Further, the success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners commercialize LINZESS in the U.S., continue to launch and commercialize CONSTELLA in the E.U. and develop, launch and commercialize linaclotide in other parts of the world, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships.  If any of our linaclotide partners undergo a change of control or in management in the future, we would need to reestablish many relationships and confirm continued alignment on our development and commercialization strategy for linaclotide. Further, in connection with any change of control or in management, there is inherent uncertainty and disruption in operations, which could result in distraction, inefficiencies, and misalignment of priorities. As a result, in the event of a change of control or in management at one of our partners, we cannot be sure that we will be able to successfully execute on our development and commercialization strategy for linaclotide in an effective and efficient manner and without disruption or reduced performance. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner’s portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

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

We are working closely with Actavis to implement our joint commercialization plan for LINZESS. The commercialization plan includes an agreed upon marketing campaign that targets the physicians who see patients who could benefit from LINZESS treatment.  Our marketing campaign also targets the adult men and women who suffer from IBS-C or CIC. Our commercialization plan also includes an integrated call plan for our sales forces to optimize the education of specific gastroenterologists and primary care physicians on whom our and Actavis’ sales representatives call, and the frequency with which the representatives meet with them.

In order to optimize the commercial potential of LINZESS, we and Actavis must execute upon this commercialization plan effectively and efficiently. In addition, we and Actavis must continually assess and modify our commercialization plan in a coordinated and integrated fashion in order to adapt to the promotional response. Further, we and Actavis must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around IBS-C, CIC and the potential for LINZESS as an appropriate therapy. In addition, we and Actavis must provide our sales forces with the highest quality support, guidance and oversight in order for them to continue to effectively promote LINZESS to gastroenterologists and primary care physicians. If we and Actavis fail to perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm.  Our efforts to further target and engage adult patients with IBS-C or CIC may not effectively increase appropriate patient awareness or patient/physician dialogue, and may not increase the revenues that we generate from LINZESS.

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

If any of the foregoing were to occur, our receipt of regulatory approval in the applicable jurisdiction could be delayed or we may never receive approval at all.  Further, regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. If linaclotide is not approved for all indications or patient populations or with the label requested, this would limit the uses of linaclotide and have an adverse effect on its commercial potential or require costly post-marketing studies.

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

We will incur significant liability if it is determined that we are promoting any “off-label” use of LINZESS or any other product.

Physicians are permitted to prescribe drug products and medical devices for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Such “off-label” uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies are not permitted to promote drugs or medical devices for off-label uses. Accordingly, we may not promote LINZESS in the U.S. for use in any indications other than IBS-C or CIC or in any patient populations other than adult men and women. Similarly, we may not promote any other approved product we develop, license, co-promote or otherwise partner for any indication, population or use not described in such product’s label.  The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses will be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

•                  the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

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

We have ongoing or planned nonclinical and clinical trials for linaclotide and a number of our internal product candidates, and the strength of our company’s pipeline will depend in large part on the outcomes of these studies. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical or clinical trials. The findings from our completed nonclinical studies may not be replicated in later clinical trials, and our clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval. Results from our clinical trials and findings from our nonclinical studies could lead to abrupt changes in our development activities, including the possible limitation or cessation of development activities associated with a particular product candidate or program. Furthermore, our analysis of data obtained from nonclinical and clinical activities is subject to confirmation and interpretation by the FDA and other applicable regulatory authorities, which could delay, limit or prevent regulatory approval.  Satisfaction of FDA or other applicable regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays.

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

The strength of patents in the pharmaceutical industry involves complex legal and scientific questions and can be uncertain. Patent applications in the U.S. and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain that we were the first to conceive inventions covered by our patents and pending patent applications or that we were the first to file patent applications for such inventions. In addition, we cannot be certain that our patent applications will be granted, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged, narrowed, invalidated or circumvented.

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) and two patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation.  We also have additional U.S. patents and applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. Although none of our issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the USPTO in the future.  If any or all of our LINZESS-related patents were invalidated, we would still have at least five years of marketing exclusivity under the Hatch-Waxman Act from FDA approval of LINZESS. We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.

In March 2013, an opposition to one of our granted patents covering linaclotide was filed in Europe.  In April 2015, the patent was upheld in its entirety by the European Patent Office, affirming the strength of our intellectual property and our belief that the opposition was without merit. We believe that this patent was appropriately granted but we cannot be certain of this until the opposition proceedings, including the associated appeals process, are complete. While the opposition is ongoing, we will incur additional expense and be required to focus additional efforts on the proceedings. However, even if this patent were ultimately found to be invalid, we have other composition of matter- and use-related linaclotide patents that are granted and in force, and we believe these patents provide strong and sufficient patent protection in Europe.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide. We and Actavis launched LINZESS in the U.S. in December 2012, and we believe that it will take us some time to attain profitability and positive cash flow from operations for Ironwood. We have financed our operations to date primarily through the issuance of equity, our collaboration and license arrangements and our January 2013 issuance of debt securities related to the sales of LINZESS in the U.S., and we have incurred losses in each year since our inception in 1998. We incurred net losses of approximately $33.2 million and $49.6 million in the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of approximately $1.0 billion. Our prior losses and expected future losses, have had and we expect will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and our research and development of our product candidates.  As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, our company will become profitable.

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

•                  the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies;

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

As of March 31, 2015, we had total indebtedness of approximately $171.4 million. We chose to issue debt securities based on the additional strategic optionality that this creates for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness could have important consequences, including:

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of March 31, 2015, there were 125,908,933 and 16,154,812 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 15,964,612 and 5,125,437 outstanding stock options (vested and unvested) and 490,964 and zero unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively.  As of March 31, 2015, the holders of our Class A common stock own approximately 89% and the holders of our Class B common stock own approximately 11% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 44% and holders of our Class B common stock have approximately 56% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

Further, we are dependent on our collaboration partners for information related to our results of operations.  Our net profit or net loss generated from the sales of LINZESS in the U.S. is partially determined based on amounts provided by Actavis and involves the use of estimates and judgments, which could be modified in the future. We are also highly dependent on our partners for timely and accurate information regarding any revenues realized from sales of linaclotide in their respective territories, and in the case of Actavis and AstraZeneca, the costs incurred in developing and commercializing it in order to accurately report our results of operations. Our results of operations are also dependent on the timeliness and accuracy of information from any other licensing, collaboration or other partners we may have, as well as our and our partners’ use of estimates and judgments.  If we do not receive timely and accurate information or if estimated activity levels associated with the relevant collaboration at a given point in time are incorrect, whether the result of a material weakness or not, we could be required to record adjustments in future periods.  Such adjustments, if significant, could have an adverse effect on our financial results, which could lead to a decline in our Class A common stock price.

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

Ironwood Pharmaceuticals, Inc.

Date: May 6, 2015	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2015	By:	/s/ GINA CONSYLMAN
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

10.1#*	Consulting Agreement, dated December 3, 2014, by and between Lawrence S. Olanoff and Ironwood Pharmaceuticals, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Filed herewith.

‡                                         Furnished herewith.

#                                         Management contract or compensatory plan, contract, or arrangement.