Form 10-Q
period 2015-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2015-08-07
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 126,676,412 shares of Class A common stock outstanding and 15,898,444 shares of Class B common stock outstanding.

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

•                  the timing, investment and associated activities involved in commercializing LINZESS by us and Allergan plc in the U.S.;

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

•                  our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions described herein;

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$256,450	$74,297
Available-for-sale securities	236,865	174,037
Accounts receivable	1,057	10
Related party accounts receivable, net	25,992	25,829
Inventory	—	4,954
Prepaid expenses and other current assets	6,595	9,180
Total current assets	526,959	288,307
Restricted cash	8,147	8,147
Property and equipment, net	25,017	29,826
Convertible note hedges	90,314	—
Other assets	3,504	3,042
Total assets	$653,941	$329,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and related party accounts payable, net	$6,650	$9,762
Accrued research and development costs	5,530	3,574
Accrued expenses	18,945	22,612
Current portion of capital lease obligations	1,203	1,152
Current portion of deferred rent	5,009	4,992
Current portion of deferred revenue	7,191	7,191
Current portion of PhaRMA notes payable	17,571	11,258
Total current liabilities	62,099	60,541
Capital lease obligations, net of current portion	1,959	2,571
Deferred rent, net of current portion	8,821	10,522
Deferred revenue, net of current portion	5,393	8,989
Note hedge warrants	69,456	—
Convertible senior notes	214,292	—
PhaRMA notes payable, net of current portion	147,793	158,147
Other liabilities	3,845	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 126,414,773 and 124,915,658 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	126	125
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 16,153,146 and 15,907,272 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	16	16
Additional paid-in capital	1,188,807	1,055,876
Accumulated deficit	(1,048,688)	(967,446)
Accumulated other comprehensive income (loss)	22	(19)
Total stockholders’ equity	140,283	88,552
Total liabilities and stockholders’ equity	$653,941	$329,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Collaborative arrangements revenue	$27,744	$6,840	$56,676	$21,445
Cost and expenses:
Cost of revenue	8,150	10,518	8,162	12,442
Research and development	28,648	22,142	55,289	49,286
Selling, general and administrative	32,955	29,299	63,301	59,223
Total cost and expenses	69,753	61,959	126,752	120,951
Loss from operations	(42,009)	(55,119)	(70,076)	(99,506)
Other (expense) income:
Interest expense	(5,874)	(5,303)	(11,094)	(10,586)
Interest and investment income	71	65	136	109
Loss on derivatives	(208)	—	(208)	—
Other expense, net	(6,011)	(5,238)	(11,166)	(10,477)
Net loss	$(48,020)	$(60,357)	$(81,242)	$(109,983)

Net loss per share - basic and diluted	$(0.34)	$(0.44)	$(0.57)	$(0.82)

Weighted average number of common shares used in net loss per share — basic and diluted:	142,098	138,315	141,690	134,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(48,020)	$(60,357)	$(81,242)	$(109,983)

Other comprehensive income:
Unrealized gains on available-for-sale securities	19	15	41	1
Total other comprehensive income	19	15	41	1
Comprehensive loss	$(48,001)	$(60,342)	$(81,201)	$(109,982)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(81,242)	$(109,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,043	6,211
Share-based compensation expense	12,329	12,086
Change in fair value of note hedge warrants	(1,393)	—
Change in fair value of convertible note hedges	1,601	—
Write-down of inventory to net realizable value and loss on non-cancelable purchase commitments	8,150	8,894
Accretion of discount/premium on investment securities	298	466
Non-cash interest expense	1,170	788
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	(1,210)	(1,242)
Prepaid expenses and other current assets	2,676	(84)
Inventory	4	272
Other assets	(462)	(116)
Accounts payable, related party accounts payable and accrued expenses	(5,978)	(7,691)
Accrued research and development costs	1,956	(1,177)
Deferred revenue	(3,596)	(1,164)
Deferred rent	(1,684)	(1,364)
Net cash used in operating activities	(61,338)	(94,104)
Cash flows from investing activities:
Purchases of available-for-sale securities	(202,091)	(206,943)
Sales and maturities of available-for-sale securities	139,006	121,969
Purchases of property and equipment	(2,840)	(2,023)
Proceeds from sale of property and equipment	27	—
Net cash used in investing activities	(65,898)	(86,997)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	335,699	—
Proceeds from issuance of common stock	—	190,428
Proceeds from issuance of note hedge warrants	70,849	—
Purchase of convertible note hedges	(91,915)	—
Costs associated with issuance of convertible senior notes	(10,930)	—
Proceeds from exercise of stock options and employee stock purchase plan	10,941	11,064
Payments on capital leases	(561)	(524)
Principal payments on PhaRMA notes	(4,694)	—
Net cash provided by financing activities	309,389	200,968
Net increase in cash and cash equivalents	182,153	19,867
Cash and cash equivalents, beginning of period	74,297	75,490
Cash and cash equivalents, end of period	$256,450	$95,357

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

In August 2012, the U.S. Food and Drug Administration (“FDA”) approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”). The Company and Allergan plc (“Allergan”), formerly Actavis plc, began commercializing LINZESS in the U.S. in December 2012.

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

In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Allergan, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS. In May 2014, Allergan began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico.

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, is developing linaclotide for the treatment of patients with IBS-C and chronic constipation in its territory. In October 2014, Astellas initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C. In October 2012, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In July 2015, the Company and AstraZeneca reported positive top-line data from a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C. The Company continues to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of its partnered territories.

The Company and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy, the Company and Allergan initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC to provide a broader range of treatment options to physicians and adult CIC patients. In addition to linaclotide-based opportunities, the Company is advancing multiple GI development programs as well as further leveraging the pharmacological expertise in GC pathways that it established through the development of linaclotide, a guanylate cyclase type-C agonist, to advance a second GC program targeting soluble guanylate cyclase (“sGC”). sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications.

In June 2015, the Company issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022 (the “2022 Notes”). The Company received net proceeds of approximately $324.0 million from the sale of the 2022 Notes, after deducting fees and expenses of approximately $11.7 million (Note 9).

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of June 30, 2015, and the results of its operations for the three and six months ended June 30, 2015 and 2014 and its cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood Pharmaceuticals, Inc. and its wholly owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company’s management evaluates its estimates, including those related to revenue recognition, available-for-sale securities, inventory valuation and related reserves, impairment of long-lived assets, initial valuation procedures for the issuance of convertible notes, fair value of derivatives, balance sheet classification of notes payable and convertible notes, income taxes including the valuation allowance for deferred tax assets, research and development expense, contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2014 Annual Report on Form 10-K. During the three months ended June 30, 2015, the Company adopted the following accounting policies:

Deferred Financing Costs

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in an entity’s balance sheet as a direct deduction from the associated debt liability. While the standard is retrospectively effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.

The Company has elected early adoption in the three months ended June 30, 2015, which resulted in a balance sheet reclassification of issuance costs in connection with the 11% PhaRMA Notes due 2024 (the “PhaRMA Notes”) of approximately $1.4 million recorded in prepaid expenses and other current assets and approximately $2.8 million in other assets to a reduction in PhaRMA notes payable. The financing costs incurred in connection with the issuance of the Company’s 2022 Notes were recorded as a reduction in the carrying value of such debt. The Company’s adoption of this standard did not have a significant impact on its results of operations or cash flows for the three or six months ended June 30, 2015.

Derivative Assets and Liabilities

In June 2015, in connection with the issuance of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”). Concurrently with entering into the Convertible Note Hedges, the Company also entered into certain warrant transactions in which it sold note hedge warrants (the “Note Hedge Warrants”) to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments (Note 9). These instruments were assessed by the Company to be derivative financial instruments, as it was determined that the instruments meet the criteria for classification as derivatives under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).

The derivatives are recorded as assets or liabilities at fair value using the Black-Scholes option pricing model, and the changes in fair value are immediately recorded as a component of other (expense) income in the Condensed Consolidated Statements of Operations, as the derivatives had not been formally designated as hedges for accounting purposes in accordance with ASC 815.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. In July 2015, the FASB approved a one year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016, including interim reporting periods within those years. The Company is currently evaluating the potential impact that ASU 2014-09 may have on its financial position and results of operations.

For a discussion of additional recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2014 Annual Report on Form 10-K.

The Company did not adopt any other new accounting pronouncements during the three or six months ended June 30, 2015 that had a material effect on the Company’s condensed consolidated financial statements.

2.  Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

In June 2015, in connection with the issuance of approximately $335.7 million in aggregate principal amount of the 2022 Notes, the Company entered into the Convertible Note Hedges. The Convertible Note Hedges are generally expected to reduce the potential dilution to the Company’s Class A common stockholders upon conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Notes in the event that the market price per share of the Company’s Class A common stock, as measured under the terms of the Convertible Note Hedges, is greater than the conversion price of the 2022 Notes (Note 9). The Convertible Note Hedges are not considered for purposes of calculating the number of diluted weighted average shares outstanding, as their effect would be antidilutive.

Concurrently with entering into the Convertible Note Hedges, the Company also entered Note Hedge Warrants to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments. The Note Hedge Warrants could have a dilutive effect on the Class A common stock to the extent that the market price per share of the Class A common stock exceeds the applicable strike price of such warrants (Note 9).

The following table sets forth potential common shares subject to repurchase and issuable upon the exercise of outstanding options, the exercise of the Note Hedge Warrants, the vesting of restricted stock units and the conversion of the 2022 Notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Options to purchase common stock	21,149	20,818
Shares subject to repurchase	149	198
Restricted stock units	492	—
Note hedge warrants	20,250	—
2022 Notes	20,250	—
	62,290	21,016

The number of shares issuable under the Company’s employee stock purchase plan that were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive was insignificant.

3.  Collaboration and License Agreements

At June 30, 2015, the Company had linaclotide collaboration agreements with Allergan and AstraZeneca, and linaclotide license agreements with Almirall and Astellas. The Company also had a co-promotion agreement with Exact Sciences Corp. (“Exact Sciences”) to co-promote Cologuard®. The following table provides amounts included in the Company’s consolidated statements of operations as collaborative arrangements revenue attributable to transactions from these arrangements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Allergan plc	$24,381	$1,778	$49,707	$10,225
AstraZeneca AB	466	278	1,696	686
Almirall, S.A.	116	2,833	217	7,315
Astellas Pharma Inc.	1,805	1,951	4,080	3,219
Exact Sciences Corp.	976	—	976	—
Total collaborative arrangements revenue	$27,744	$6,840	$56,676	$21,445

Allergan plc

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. In September 2012, Allergan sublicensed its commercialization rights in Mexico to Almirall. Allergan made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have a standalone value without research and development activities provided by the Company, the Company recorded the up-front license fee as collaborative arrangements revenue on a straight-line basis through September 30, 2012, the period over which linaclotide was jointly developed under the collaboration. The collaboration agreement also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At June 30, 2015, $205.0 million in license fees and development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met.

The collaboration agreement included a contingent equity investment, in the form of a forward purchase contract, which required Allergan to purchase shares of the Company’s convertible preferred stock upon achievement of a specific development milestone. At the inception of the arrangement, the Company valued the contingent equity investment and recorded an approximately $9.0 million asset and incremental deferred revenue. The $9.0 million of incremental deferred revenue was recognized as collaborative arrangements revenue on a straight-line basis over the period of the Company’s continuing involvement through September 30, 2012. In July 2009, the Company achieved the development milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. On September 1, 2009, the Company issued 2,083,333 shares of convertible preferred stock to Allergan (Note 11).

The Company achieved all six development milestones under this agreement totaling $135.0 million, which were recognized through September 2012. The remaining milestone payment that could be received from Allergan upon the achievement of sales targets will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost-sharing provisions of the collaboration, the Company offset approximately $4.4 million and approximately $11.9 million against research and development costs during the three and six months ended June 30, 2015, respectively, and approximately $1.5 million and approximately $2.1 million during the three and six months ended June 30, 2014, respectively, to reflect each Company’s obligation under the collaboration to bear half of the development costs incurred. In addition, in March 2015, the Company and Allergan agreed to share certain costs relating to the manufacturing of linaclotide active pharmaceutical ingredient (“API”) and certain other manufacturing activities. This arrangement resulted in net amounts received from Allergan of approximately $4.3 million for costs incurred in prior periods, which were recorded by the Company as a reduction in research and development expenses during the three months ended March 31, 2015.

The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S.; provided, however, that if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as stipulated by the collaboration agreement. Net profits or net losses consist of net sales to third-party customers and sublicense income in the U.S. less cost of goods sold as well as selling, general and administrative expenses. Net sales are calculated and recorded by Allergan and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. The Company records its share of the net profits or net losses from the sale of LINZESS on a net basis and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable. The Company and Allergan began commercializing LINZESS in the U.S. in December 2012.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Collaborative arrangements revenue (1) (2)	$24,275	$1,778	$49,413	$10,225
Selling, general and administrative costs incurred by the Company (1)	(8,314)	(7,806)	(16,003)	(15,805)
The Company’s share of net profit	$15,961	$(6,028)	$33,410	$(5,580)

(1)         Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan.

(2)         Includes a net profit share adjustment payable to Allergan of approximately $1.2 million and $2.4 million recorded during the three and six months ended June 30, 2015, respectively, and a net profit share adjustment received from Allergan of approximately $2.3 million recorded during the three months ended June 30, 2014, as described above.

The collaborative arrangements revenue recognized in the three and six months ended June 30, 2015 and 2014 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

In May 2014, Allergan began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partners or the ability to estimate the royalty revenue in the period earned. The Company recognized an insignificant amount and approximately $0.3 million of royalty revenues in Canada and Mexico during the three and six months ended June 30, 2015, respectively.

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

In June 2013 and February 2014, the Company and Almirall amended the original license agreement. Pursuant to the terms of the amendments, (i) the commercial launch milestones were reduced to $17.0 million; (ii) new sales-based milestone payments were added to the agreement; and (iii) the escalating royalties based on sales of linaclotide were modified such that they begin in the low-twenties percent and escalate to the mid-forties percent through April 2017, and thereafter begin in the mid-twenties percent and escalate to the mid-forties percent at lower sales thresholds. In each case, these royalty payments are reduced by the transfer price paid for the API included in the product actually sold in the Almirall territory and other contractual deductions. The Company concluded that the amendments were a modification under ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”), but the modification did not have a material impact on the Company’s consolidated financial statements. The commercial launch and sales-based milestones are recognized as revenue as earned. The Company records royalties on sales of CONSTELLA one quarter in arrears as it does not have access to the royalty reports from Almirall or the ability to estimate the royalty revenue in the period earned.

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

The Company recognized an insignificant amount and approximately $0.2 million of collaborative arrangements revenue, comprised of royalty revenue, from the Almirall license agreement during the three and six months ended June 30, 2015, respectively. The Company recognized approximately $2.8 million and approximately $7.3 million in total collaborative arrangements revenue from the Almirall license agreement during the three and six months ended June 30, 2014, respectively, including approximately $1.7 million and approximately $5.1 million, respectively, from the sale of API to Almirall, approximately $0.9 million and approximately $1.9 million, respectively, in commercial launch milestones, and approximately $0.2 million and approximately $0.3 million, respectively, in royalty revenue.

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

In 2009, Astellas paid the Company a non-refundable, up-front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight-line basis over the Company’s estimate of the period over which linaclotide will be developed under the license agreement. In March 2013, the Company revised its estimate of the development period from 115 months to 85 months based on the Company’s assessment of regulatory approval timelines for Japan. During the three and six months ended June 30, 2015 and 2014, the Company recognized approximately $1.3 million and approximately $2.6 million of revenue related to the up-front licensing fee, respectively, including approximately $0.5 million and approximately $1.0 million of revenue in each period attributable to the March 2013 revision to the estimated development period. At June 30, 2015, approximately $8.9 million of the up-front license fee remained deferred.

The agreement also includes three additional development milestone payments that could total up to $45.0 million, none of which the Company considers substantive. The first milestone payment consists of $15.0 million upon enrollment of the first study subject in a Phase III study for linaclotide in Japan, which was achieved in November 2014 and for which approximately $11.3 million was recognized as revenue through June 30, 2015, including approximately $0.5 million and approximately $1.1 million recognized during the three and six months ended June 30, 2015, respectively. The remaining approximately $3.7 million of this milestone payment will be recognized over the remaining development period. The two additional milestone payments consist of $15.0 million upon filing of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan and $15.0 million upon approval of such equivalent by the relevant regulatory authority. In addition, the Company will receive royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions.

During the three and six months ended June 30, 2015, the Company recognized approximately $1.8 million and approximately $4.1 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including an insignificant amount and approximately $0.5 million, respectively, from the sale of API to Astellas. During the three and six months ended June 30, 2014, the Company recognized approximately $2.0 million and approximately $3.2 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including approximately $0.7 million during the three and six months ended June 30, 2014 from the sale of API to Astellas.

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

Activities under the AstraZeneca Agreements were evaluated in accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”), to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the AstraZeneca Agreements:

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

The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of June 30, 2015, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

In August 2014, the Company and AstraZeneca, through the JDC, modified the IDP and development budget to include approximately $14.0 million in additional activities over the remaining development period, to be shared by the Company and AstraZeneca under the terms of the AstraZeneca Collaboration Agreement. These additional activities serve to support the continued development of linaclotide in the Licensed Territory, including the Phase III Trial. Pursuant to the terms of the modified IDP and development budget, certain of the Company’s deliverables were modified, specifically the R&D Services and the obligation to supply clinical trial material. The Company determined that the 2014 modification to the IDP and development budget should be accounted for as a modification to the AstraZeneca Collaboration Agreement. However, this modification did not have a material impact on the Company’s consolidated financial statements as there was an insignificant amount of deferred revenue associated with the AstraZeneca Collaboration Agreement as of the date of the modification. In accordance with ASU No. 2009-13, the Company reallocated the arrangement consideration to all of the identified deliverables in the arrangement (both delivered and undelivered) based on the information available as of the date of the modification. During the three months ended June 30, 2015, the Company and AstraZeneca modified the expected development timeline due to a lengthened review timeline in China as a result of recent changes made by the China Food and Drug Administration (“CFDA”) to the approval process. No changes were made to the development budget. This lengthened timeline did not impact the Company’s allocation of the Arrangement Consideration, and had an insignificant impact on the Company’s consolidated financial statements, including the amounts recognized for the R&D Services and JDC services deliverables.

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

The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the three and six months ended June 30, 2015, and as a result of the modification to the IDP and development budget in August 2014, the Company recognized approximately $0.4 million and approximately $1.6 million, respectively, as collaborative arrangements revenue related to this deliverable as this portion of the Arrangement Consideration was no longer contingent. During the three and six months ended June 30, 2014, the Company did not recognize any amounts in collaborative arrangements revenue related to the License Deliverable.

The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company recognized approximately $0.4 million and approximately $0.7 million, respectively, in incremental research and development costs during the three and six months ended June 30, 2015, and approximately $0.9 million and approximately $1.3 million in incremental research and development costs during the three and six months ended June 30, 2014.

The amount allocated to the Co-Promotion Deliverable was recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product, through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable; however, the revenue recognized in the statement of operations was limited to the non-contingent consideration in accordance with ASC 605-25. During the three and six months ended June 30, 2015, the Company recognized an insignificant amount as collaborative arrangements revenue related to this deliverable as this portion of the Arrangement Consideration was no longer contingent. During the three and six months ended June 30, 2014, the Company recognized approximately $0.3 million and approximately $0.7 million, respectively, in collaborative arrangements revenue related to this deliverable.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Exact Sciences Corp.

In March 2015, the Company entered into an agreement to co-promote Exact Sciences’ Cologuard ®, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer (the “Exact Sciences Co-promotion Agreement”). Under the terms of the Exact Sciences Co-promotion Agreement, the Company’s sales team is promoting and educating health care practitioners regarding Cologuard, with LINZESS remaining the Company’s first-position product. The companies are also collaborating on medical education initiatives to support more in-depth understanding of Cologuard and the importance of colorectal cancer screening. Exact Sciences maintains responsibility for all other aspects of the commercialization of Cologuard outside of the co-promotion.

Under the terms of the Exact Sciences Co-promotion Agreement, the Company will be compensated via reimbursements for sales detailing, promotional support services and medical education initiatives. During the initial one-year term of the agreement, the Company could receive up to a maximum reimbursement of approximately $4.8 million. Royalties are earned on the net sales of Cologuard generated from the healthcare practitioners on whom the Company calls less the sales promotion reimbursement to the Company. The Company will also be compensated via royalties during the term and for one year following the termination of the Company’s co-promotion efforts. There are no refund provisions in the Exact Sciences Co-promotion Agreement.

The non-exclusive Exact Sciences Co-promotion Agreement covers an initial one-year term, and renews automatically for successive one month periods unless and until terminated by either party. Either party may terminate the agreement in the event of an uncured material breach by the other party, withdrawal of Cologuard from the U.S. market, restriction on the indications for Cologuard by the FDA, imposition of restrictive federal or state price controls, change of control of the other party, or bankruptcy or insolvency of the other party.

Activities under the Exact Sciences Co-promotion Agreement were evaluated in accordance with ASC 605-25, to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the Exact Sciences Co-promotion Agreement: second position sales detailing, promotional support services, and medical education services. Each of the deliverables was deemed to have standalone value based on their nature and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined that the best estimate of selling price for each of the three deliverables approximated the value allocated to the deliverables under the agreement. The revenue related to each deliverable will be recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605-25, during the quarter earned. During the three and six months ended June 30, 2015, the Company recognized approximately $1.0 million as collaborative arrangements revenue related to this arrangement.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. In connection with entering into these agreements, the Company made aggregate up-front payments of approximately $5.8 million, which were expensed as research and development expense. Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which approximately $2.5 million had been paid as of June 30, 2015, and $18.0 million for regulatory milestones, none of which had been paid as of June 30, 2015. In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. During the three and six months ended June 30, 2015, the Company did not incur any research and development expense associated with the Company’s other collaboration and license agreements. During the six months ended June 30, 2014, the Company incurred approximately $1.0 million in research and development expense associated with the Company’s other collaboration and license agreements.

4.  Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$254,277	$254,277	$—	$—
U.S. Treasury securities	46,657	46,657	—	—
U.S. government-sponsored securities	190,208		190,208	—
Convertible note hedges	90,314	—	—	90,314
Total assets	581,456	300,934	190,208	90,314
Liabilities:
Note hedge warrants	69,456	—	—	69,456
Total liabilities	69,456	—	—	69,456
Total assets and liabilities measured at fair value	$650,912	$300,934	$190,208	$159,770

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$60,966	$60,966	$—	$—
U.S. Treasury securities	24,005	24,005	—	—
U.S. government-sponsored securities	150,032	—	150,032	—
Total assets measured at fair value	$235,003	$84,971	$150,032	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three or six months ended June 30, 2015 or 2014.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at June 30, 2015 and December 31, 2014 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at June 30, 2015 and December 31, 2014 approximates fair value as it bears interest at a rate approximating a market interest rate.

The Company classifies its derivative financial instruments as Level 3 under the fair value hierarchy.  The Company’s Convertible Note Hedges and the Note Hedge Warrants issued in connection with the Convertible Note Hedges are recorded as derivative assets and liabilities because they do not qualify for equity classification. In addition, the derivative assets and liabilities do not qualify for hedge accounting. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine fair value as of June 30, 2015 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the historical and implied volatility of the Company’s Class A common stock.  Changes to these inputs could materially affect the valuation of the of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of June 30, 2015:

	Convertible Note Hedges	Note Hedge Warrants
Risk-free interest rate (1)	2.1%	2.1%
Time to maturity	7.0	7.5
Stock price (2)	$12.06	$12.06
Strike price (3)	$16.58	$21.50
Common stock volatility (4)	42.0%	39.0%
Dividend yield	0.0%	0.0%

(1)         Based on U.S. Treasury Curve.

(2)         The closing price of the Company’s common stock on the last trading day of the quarter.

(3)         As per agreement.

(4)         Selected volatility based on historical volatility and implied volatility

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded immediately in the Company’s Condensed Consolidated Statements of Operations, and reported in other expense, net. Gains and losses for these derivative financial instruments are presented separately in the Company’s Condensed Consolidated Statements of Cash Flows.

The following table reflects the change in the Company’s Level 3 convertible note derivatives from their initial value at issuance through June 30, 2015:

	Convertible Note Hedges	Note Hedge Warrants
Balance at December 31, 2014	$—	$—
Issuance of note hedge warrants	—	(70,849)
Purchase of convertible note hedges	91,915	—
Change in fair value, recorded as a component of Loss on derivatives	(1,601)	1,393
Balance at June 30, 2015	$90,314	$(69,456)

11% PhaRMA Notes

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024 (the “PhaRMA Notes”). The estimated fair value of the PhaRMA Notes was approximately $177.6 million and approximately $182.5 million as of June 30, 2015 and December 31, 2014, respectively, and was determined using Level 3 inputs, including a quoted rate.

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 9). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility, and is determined by reference to prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes as of June 30, 2015 was approximately $326.9 million.

5.  Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at June 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
U.S. Treasury securities	$46,647	$10	$—	$46,657
U.S. government-sponsored securities	190,197	40	(29)	190,208
Total	$236,844	$50	$(29)	$236,865

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. Treasury securities	$24,001	$4	$—	$24,005
U.S. government-sponsored securities	150,055	2	(25)	150,032
Total	$174,056	$6	$(25)	$174,037

The contractual maturities of all securities held at June 30, 2015 are one year or less. There were 18 and 27 available-for-sale securities in an unrealized loss position at June 30, 2015 and December 31, 2014, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at June 30, 2015 and December 31, 2014 was approximately $73.8 million and approximately $101.9 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at June 30, 2015.

There were no sales of available-for-sale securities during the three or six months ended June 30, 2015 or 2014. Gross realized gains and losses on the sales of available-for-sale securities that have been included in other (expense) income, net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income as well as gains and losses reclassified out of accumulated other comprehensive income into other (expense) income were not material to the Company’s consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other (expense) income is based on the specific identification method for purposes of recording realized gains and losses.

6.  Inventory

Inventory consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$—	$4,954

Inventory at June 30, 2015 and December 31, 2014 represents linaclotide API that is available for commercial sale. The Company writes down the value of its inventory for excess, obsolescence or other net realizable value adjustments to cost of revenue, as described in the Company’s significant accounting policies in the 2014 Annual Report on Form 10-K.  As part of the Company’s net realizable value assessment of its inventory, the Company also routinely assesses whether it has any excess non-cancelable purchase commitments resulting from its two minimum supply agreements with its suppliers of linaclotide API.  The Company amended one API supply agreement on July 31, 2015 and the second API supply agreement on August 4, 2015 (Note 12).  The minimum purchase requirements from these amended supply agreements have been included in the Company’s determination of its excess non-cancelable purchase commitments during the second quarter of 2015.

The determination of the net realizable value of inventory and excess non-cancelable purchase commitments at December 31, 2014 was based on  partner demand forecasts, that are received quarterly, to project the next 24 months of demand and the Company’s internal forecast for projected demand in subsequent years.  During the second quarter of 2015, the Company’s partner in Europe reduced its forecasted purchases of linaclotide API for the subsequent 18 months.  In addition, the CFDA recently made regulatory changes to the marketing approval process in China which resulted in a lengthened approval timeline for linaclotide.  The extended timeline for commercialization of linaclotide in China resulted in lower projected sales of linaclotide API to the Company’s partner in China, during the years included in the assessment.  As a result, the Company wrote-down its on hand inventory balance of approximately $5.0 million to zero and accrued approximately $3.2 million for excess non-cancelable inventory purchase commitments at June 30, 2015.  The approximately $5.0 million inventory write-down and the approximately $3.2 million accrual for excess non-cancelable inventory purchase commitments have both been included within cost of revenue in the Condensed Consolidated Statement of Operations.  The accrual for excess non-cancelable inventory purchase commitments has been recorded as a long term liability in the Company’s Condensed Consolidated Balance Sheet.  The Company believes that its remaining, non-cancelable purchase commitments for linaclotide API are realizable at June 30, 2015.

During the three months ended June 30, 2014, Almirall reduced its inventory demand forecast, mainly due to the suspension of the commercialization of CONSTELLA in Germany, which led the Company to write down approximately $8.9 million of inventory to net realizable value.

7.  Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Manufacturing equipment	$3,623	$3,623
Laboratory equipment	14,916	15,126
Computer and office equipment	5,208	5,185
Furniture and fixtures	2,093	2,093
Software	14,124	13,921
Construction in process	123	1,457
Leased vehicles	4,473	4,472
Leasehold improvements	38,470	36,928
	83,030	82,805
Less accumulated depreciation and amortization	(58,013)	(52,979)
	$25,017	$29,826

8.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Salaries and benefits	$13,398	$16,582
Professional fees	466	574
Accrued interest	1,142	850
Other	3,939	4,606
	$18,945	$22,612

9.  Notes Payable

2.25% Convertible Senior Notes due 2022

In June 2015, the Company issued approximately $335.7 million aggregate principal amount of the 2022 Notes.  The Company received net proceeds of approximately $324.0 million from the sale of the 2022 Notes, after deducting fees and expenses of approximately $11.7 million. The Company used approximately $21.1 million of the net proceeds from the sale of the 2022 Notes to pay the net cost of the Convertible Note Hedges (after such cost was partially offset by the proceeds to the Company from the sale of the Note Hedge Warrants), as described below.

The 2022 Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as the trustee. The 2022 Notes are senior unsecured obligations and bear cash interest at the annual rate of 2.25%, payable on June 15 and December 15 of each year, beginning on December 15, 2015.  The 2022 Notes will mature on June 15, 2022, unless earlier converted or repurchased.  The Company may settle conversions of the 2022 Notes through payment or delivery, as the case may be, of cash, shares of Class A common stock of the Company or a combination of cash and shares of Class A common stock, at the Company’s option (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2022 Notes is 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share and 20,249,665 shares. Holders of the 2022 Notes may convert their 2022 Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2021 in multiples of $1,000 principal amount, only under the following circumstances:

•                  during any calendar quarter commencing after the calendar quarter ending on September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2022 Notes on each applicable trading day;

•                  during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of the 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate for the 2022 Notes on each such trading day; or

•                  upon the occurrence of specified corporate events described in the Indenture.

On or after December 15, 2021, until the close of business on the second scheduled trading day immediately preceding June 15, 2022, holders may convert their 2022 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

If a make-whole fundamental change, as described in the Indenture, occurs and a holder elects to convert its 2022 Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the Indenture. The Company may not redeem the 2022 Notes prior to the maturity date and no “sinking fund” is provided for the 2022 Notes, which means that the Company is not required to periodically redeem or retire the 2022 Notes. Upon the occurrence of certain fundamental changes involving the Company, holders of the 2022 Notes may require the Company to repurchase for cash all or part of their 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest.

The Indenture does not contain any financial covenants or restrict the Company’s ability to repurchase the Company’s securities, pay dividends or make restricted payments in the event of a transaction that substantially increases the Company’s level of indebtedness.  The Indenture provides for customary events of default. In the case of an event of default with respect to the 2022 Notes arising from specified events of bankruptcy or insolvency, all outstanding 2022 Notes will become due and payable immediately without further action or notice. If any other event of default with respect to the 2022 Notes under the Indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2022 Notes may declare the principal amount of the 2022 Notes to be immediately due and payable.  Notwithstanding the foregoing, the Indenture provides that, upon the Company’s election, and for up to 180 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the 2022 Notes.

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to the Company’s ability to settle the 2022 Notes in cash, its Class A common stock, or a combination of cash and Class A common stock at the option of the Company. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the 2022 Notes was recognized as a debt discount and represents the difference between the gross proceeds from the issuance of the 2022 Notes and the fair value of the liability of the 2022 Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over seven years, or the life of the 2022 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Company’s outstanding Convertible Note balances as of June 30, 2015 consisted of the following (in thousands):

Liability component:
Principal	$335,699
Less: unamortized debt discount	(113,704)
Net carrying amount	$221,995
Equity component	$114,199

In connection with the issuance of the 2022 Notes, the Company incurred approximately $11.7 million of debt issuance costs, which primarily consisted of initial purchaser discounts, legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds.  The portion of these costs allocated to the equity components totaling approximately $4.0 million were recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability components totaling approximately $7.7 million were recorded as a reduction in the carrying value of the debt on the balance sheet and are amortized to interest expense using the effective interest method over the expected life of the 2022 Notes.

The Company determined the expected life of the 2022 Notes was equal to its seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through June 30, 2015 was 9.34%.  The following table sets forth total interest expense recognized related to the 2022 Notes during the three months ended June 30, 2015 (in thousands):

Contractual interest expense	$293
Amortization of debt issuance costs	22
Amortization of debt discount	495
Total interest expense	$810

Convertible Note Hedge and Warrant Transactions with Respect to 2022 Notes

To minimize the impact of potential dilution to the Company’s Class A common stockholders upon conversion of the 2022 Notes, the Company entered into the Convertible Note Hedges covering 20,249,665 shares of the Company’s Class A common stock in connection with the issuance of the 2022 Notes. The Convertible Note Hedges have an exercise price of approximately $16.58 per share and are exercisable when and if the 2022 Notes are converted. If upon conversion of the 2022 Notes, the price of the Company’s Class A common stock is above the exercise price of the Convertible Note Hedges, the counterparties are obligated to deliver shares of the Company’s Class A common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s Class A common stock at the conversion date and the exercise price, multiplied by the number of shares of the Company’s Class A common stock related to the Convertible Note Hedge being exercised.

Concurrently with entering into the Convertible Note Hedges, the Company also sold Note Hedge Warrants to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments. The strike price of the Note Hedge Warrants is initially $21.50 per share, subject to adjustment, and such warrants are exercisable over the 150 trading day period beginning on September 15, 2022. The Note Hedge Warrants could have a dilutive effect on the Class A common stock to the extent that the market price per share of the Company’s Class A common stock exceeds the applicable strike price of such warrants.

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Notes. Holders of the 2022 Notes and the Note Hedge Warrants do not have any rights with respect to the Convertible Note Hedges. The Company paid approximately $91.9 million for the Convertible Note Hedges and recorded this amount as a long-term asset on the condensed consolidated balance sheet.  The Company received approximately $70.8 million for the Note Hedge Warrants and recorded this amount as a long-term liability, resulting in a net cost to the Company of approximately $21.1 million.

11% PhaRMA Notes due 2024

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The PhaRMA Notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “Payment Date”) beginning June 15, 2013. On March 15, 2014, the Company began making quarterly payments on the PhaRMA Notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the PhaRMA Notes (the “Required Interest Amount”). Principal on the PhaRMA Notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the PhaRMA Notes are based on the Synthetic Royalty Amount, which will vary from quarter to quarter, the PhaRMA Notes may be repaid prior to June 15, 2024, the final legal maturity date. The Company made principal payments of approximately $5.9 million through June 30, 2015, and expects to pay approximately $17.6 million of the principal within twelve months following June 30, 2015.

The PhaRMA Notes are secured solely by a security interest in a segregated bank account established to receive the required quarterly payments. Up to the amount of the required quarterly payments under the PhaRMA Notes, Allergan will deposit its quarterly profit (loss) sharing payments due to the Company under the collaboration agreement, if any, into the segregated bank account. If the funds deposited by Allergan into the segregated bank account are insufficient to make a required payment of interest or principal on a particular Payment Date, the Company is obligated to deposit such shortfall out of the Company’s general funds into the segregated bank account.

The PhaRMA Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of the Company. The Company will pay a redemption price equal to the percentage of outstanding principal balance of the PhaRMA Notes being redeemed specified below for the period in which the redemption occurs (plus the accrued and unpaid interest to the redemption date on the PhaRMA Notes being redeemed):

Payment Dates	Redemption Percentage
From and including January 1, 2015 to and including December 31, 2015	105.50%
From and including January 1, 2016 to and including December 31, 2016	102.75%
From and including January 1, 2017 and thereafter	100.00%

The PhaRMA Notes contain certain covenants related to the Company’s obligations with respect to the commercialization of LINZESS and the related collaboration agreement with Allergan, as well as certain customary covenants, including covenants that limit or restrict the Company’s ability to incur certain liens, merge or consolidate or make dispositions of assets. The PhaRMA Notes also specify a number of events of default (some of which are subject to applicable cure periods), including, among other things, covenant defaults, other non-payment defaults, and bankruptcy and insolvency defaults. Upon the occurrence of an event of default, subject to cure periods in certain circumstances, all amounts outstanding may become immediately due and payable.

The upfront cash proceeds of $175.0 million, less a discount of approximately $0.4 million for payment of legal fees incurred on behalf of the noteholders, were recorded as notes payable at issuance. The Company also capitalized approximately $7.3 million of debt issuance costs in connection with the PhaRMA Notes. During the three months ended June 30, 2015, the Company early adopted ASU 2015-03, which requires debt issuance costs to be presented in an entity’s balance sheet as a direct deduction from the associated debt liability (Note 1). The Company’s adoption of ASU 2015-03 in the current period resulted in a balance sheet reclassification of issuance costs in connection with the PhaRMA Notes of approximately $1.4 million to prepaid expenses and other current assets and approximately $2.8 million in other assets to a reduction in PhaRMA notes payable. The PhaRMA Notes issuance costs and discount are being amortized over the estimated term of the obligation using the effective interest method. The repayment provisions represent embedded derivatives that are clearly and closely related to the PhaRMA Notes and as such do not require separate accounting treatment.

The accounting for the PhaRMA Notes requires the Company to make certain estimates and assumptions about the future net sales of LINZESS in the U.S. LINZESS has been marketed since December 2012 and the estimates of the magnitude and timing of LINZESS net sales are subject to significant variability due to the recent product launch and the extended time period associated with the PhaRMA Notes, and thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company gains additional experience marketing LINZESS, which may result in future adjustments to the portion of the PhaRMA Notes that is classified as a current liability, the amortization of debt issuance costs and discounts as well as the accretion of the interest expense. Any such adjustments could be material to the Company’s condensed consolidated financial statements.

10.  Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$2,691	$2,271	$4,745	$4,961
Selling, general and administrative	4,212	3,741	7,584	7,125
	$6,903	$6,012	$12,329	$12,086

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price
	(in thousands)
Outstanding at December 31, 2014	19,957	$10.07
Granted	2,936	15.43
Exercised	(1,443)	6.14
Cancelled	(301)	13.29
Outstanding at June 30, 2015	21,149	$11.04

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected volatility	46.8%	48.1%	46.1%	46.7%
Expected term (in years)	6.0	6.1	6.0	6.1
Risk-free interest rate	1.7%	2.0%	1.7%	1.8%
Expected dividend yield	—%	—%	—%	—%

Beginning in the first quarter of 2015, the Company revised certain of its equity incentive programs to include RSUs, in addition to stock options, each representing the right to receive one share of the Company’s Class A common stock and granted pursuant to the terms of the Company’s Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan. The RSUs generally vest 25% per year on the approximate anniversary of the date of grant until fully vested, provided the employee remains continuously employed with the Company through each vesting date. Shares of the Company’s Class A common stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of all RSUs is based on the market value of the Company’s Class A common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSU activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted- Average Fair Value
	(in thousands)
Unvested as of December 31, 2014	—	—
Granted	502	$15.59
Vested	—	—
Forfeited	(10)	15.62
Unvested as of June 30, 2015	492	$15.59

11.  Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid an insignificant amount in legal fees to this investor during the three and six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, the Company had an insignificant amount of accounts payable due to this related party.

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. In November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 3). These shares of preferred stock converted to the Company’s Class B common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from Allergan and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. At June 30, 2015, the Company had an insignificant amount in related party accounts receivable associated with Almirall and approximately $26.0 million in related party accounts receivable, net of related party accounts payable, associated with Allergan. At December 31, 2014, the Company did not have any related party accounts receivable associated with Almirall and approximately $25.8 million in related party accounts receivable, net of related party accounts payable, associated with Allergan.

12.  Subsequent Events

On August 4, 2015, the Company and Allergan entered into an agreement for the co-promotion of VIBERZI™ (eluxadoline) in the U.S., Allergan’s new treatment for adults suffering from irritable bowel syndrome with diarrhea (“IBS-D”). Under the terms of the agreement, the Company’s clinical sales specialists will detail VIBERZI to the approximately 25,000 health care practitioners to whom they detail LINZESS. The Company’s promotional efforts will be compensated based on the volume of calls delivered by the Company’s sales force, as well as agreed upon performance metrics, including the potential to achieve milestone payments based on the net sales of VIBERZI. Allergan will be responsible for all costs relating to the commercialization of VIBERZI outside of the co-promotion.

On July 31, 2015 and August 4, 2015, the Company entered into amendments with two of its suppliers of linaclotide API. The Company is responsible for supplying API to its collaboration partners outside of the U.S. One amendment reduces the Company’s non-cancelable purchase commitments and the other increases the Company’s non-cancelable purchase commitments, but extends the timeframe over which the Company must purchase the product.  The amended contracts include total non-cancelable commercial supply purchase obligations of $34.5 million through 2023.

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

In August 2012, the U.S. Food and Drug Administration, or FDA, approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. We and Allergan plc (formerly Actavis plc), or Allergan, began commercializing LINZESS in the U.S. in December 2012.

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

In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Allergan, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS. In May 2014, Allergan began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico.

Astellas Pharma Inc., or Astellas, our partner in Japan, is developing linaclotide for the treatment of patients with IBS-C and chronic constipation in its territory. In October 2014, Astellas initiated a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C. In October 2012, we entered into a collaboration agreement with AstraZeneca AB, or AstraZeneca, to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In July 2015, we and AstraZeneca reported positive top-line data from a double-blind, placebo-controlled Phase III clinical trial of linaclotide in adult patients with IBS-C. We continue to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of our partnered territories.

We and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy we and Allergan initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC to provide a broader range of treatment options to physicians and adult CIC patients. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide, a guanylate cyclase type-C, or GC-C, agonist, to advance a second GC program targeting soluble guanylate cyclase, or sGC. sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications.

To date, we have dedicated substantially all of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of June 30, 2015, we had an accumulated deficit of approximately $1.0 billion and we expect to continue to incur net losses for the foreseeable future.

In June 2015, we issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022, or the 2022 Notes.  We received net proceeds of approximately $324.0 million from the sale of the 2022 Notes, after deducting fees and expenses of approximately $11.7 million. Further, in February 2014, we sold 15,784,325 shares of our Class A common stock through a firm commitment, underwritten public offering at a price to the public of $12.75 per share. As a result of this offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $190.4 million. The net proceeds from these offerings are being used to support the commercialization of LINZESS in the U.S. and to fund linaclotide and other development opportunities to advance our strategy to grow a leading GI company, in addition to other general corporate purposes.

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

Financial Overview

Revenue.  Revenue to date has been generated primarily through our collaboration agreements with Allergan and AstraZeneca, and our license agreements with Almirall and Astellas. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of finished drug product, active pharmaceutical ingredient, or API, or development materials for the collaborative partners. Payments to us may include one or more of the following: nonrefundable license fees, payments for research and development activities, payments for the manufacture of finished drug product, API or development materials, payments based upon the achievement of certain milestones and royalties on product sales. Additionally, we receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China. LINZESS launched in the U.S. in December 2012 and CONSTELLA became commercially available in certain European countries beginning in the second quarter of 2013. Linaclotide is also approved in a number of other countries.

We record our share of the net profits and losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments as collaborative arrangements revenue or collaboration expense, as applicable. Net profits or losses consist of net sales to third-party customers in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. Although we expect net sales to increase over time, the settlement payments between Allergan and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling, general and administrative expenses incurred by each party. In addition, our collaborative arrangements revenue may fluctuate as a result of timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of linaclotide in the European, Canadian or Mexican markets. One instance of this potential fluctuation relates to the challenging environment in the European pharmaceutical sector, including challenges in obtaining adequate pricing and reimbursement for pharmaceutical products in Europe. Based on the challenges, it became clear to us and our partner, Almirall, that revising certain aspects of our current partnership would benefit the potential for linaclotide. Accordingly, in June 2013 and February 2014, we amended the Almirall license agreement to make the amount and timing of certain of the commercial launch milestones contingent on the reimbursement amount in such countries in exchange for additional new sales-based incentives and a more favorable royalty structure at certain sales thresholds.

In March 2015, we entered into an agreement to co-promote Exact Sciences, Cologuard®, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer. Under the terms of the arrangement, our sales team is promoting and educating health care practitioners regarding Cologuard, with LINZESS remaining our first-position product. We will be compensated from the net sales of Cologuard generated from the physicians on whom we call. Under the terms of the arrangement, we will be compensated via reimbursements for sales detailing, promotional support services and medical education initiatives. During the initial one-year term of the agreement, we could receive up to a maximum reimbursement of approximately $4.8 million. Royalties are earned on the net sales of Cologuard generated from the healthcare practitioners on whom we call during the term, and for one year following the termination of the arrangement, less the sales promotion reimbursement to us.

Cost of Revenue.  Cost of revenue is recognized upon shipment of linaclotide API to certain of our licensing partners outside of the U.S. Our cost of revenue consists of the internal and external costs of producing such API. During the second quarter of 2015, the Company’s European partner reduced its near term demand forecast.  In addition, the CFDA recently made regulatory changes to the approval process in China which resulted in an extended timeline to commercialization for linaclotide.  As a result, the Company wrote-down its on hand inventory balance of approximately $5.0 million to zero.  The Company also accrued $3.2 million for excess non-cancelable inventory purchase commitments. These charges are more fully described in Note 6, Inventory, to our condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Research and Development Expense.  Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of compensation, benefits and other employee-related expenses, research and development related facility costs, third-party contract costs relating to nonclinical study and clinical trial activities, development of manufacturing processes, regulatory registration of third-party manufacturing facilities and costs associated with linaclotide API prior to meeting our inventory capitalization policy, as well as licensing fees for our product candidates. We charge all research and development expenses to operations as incurred. Under our Allergan and AstraZeneca collaboration agreements, we are reimbursed for certain research and development expenses, and we net these reimbursements against our research and development expenses as incurred. Payments to Allergan or AstraZeneca are recorded as incremental research and development expense.

The core of our research and development strategy is to leverage our development capabilities in addressing GI disorders as well as our pharmacologic expertise in GC pathways to develop new and innovative products.

Linaclotide. Our lead product is linaclotide, and it represents the largest portion of our research and development expense for our product candidates. Linaclotide is the first and, to date, only FDA-approved GC-C agonist. Linaclotide is approved in the U.S. and in a number of E.U. and other countries. In addition, Astellas initiated a Phase III clinical trial of linaclotide in adult patients with IBS-C for Japan and we and AstraZeneca reported positive top-line data from a Phase III clinical trial of linaclotide in adult patients with IBS-C for China.

We and Allergan are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In November 2014, as part of this strategy we and Allergan initiated a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC, which, if approved, would provide a broader range of treatment options to physicians and adult CIC patients. These development opportunities include linaclotide colonic release, a targeted oral delivery formulation of linaclotide designed to potentially enhance lower abdominal pain relief in adult IBS-C patients, as well as providing the opportunity to investigate linaclotide as a potential treatment for multiple GI disorders with lower abdominal pain as a predominant symptom. Additionally, we and Allergan are studying linaclotide as a potential treatment of the GI dysfunction associated with opioid-induced constipation in adult patients and have established a plan with the FDA for clinical pediatric studies with linaclotide, as described below.

Development Candidates. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs. This includes IW-9179, a GC-C agonist designed to target upper GI conditions, which is being explored for the treatment of diabetic gastroparesis and functional dyspepsia. Additionally, IW-3718 is a gastric retentive formulation of a bile acid sequestrant that is being evaluated for the potential treatment of GERD symptoms in patients who have not responded adequately to treatment with a proton pump inhibitor. We are also leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide, a GC-C agonist, to advance a second GC program targeting sGC, which we are exploring for utility in cardiovascular disease. We have additional assets in early development that we continue to advance, and we are exploring strategic options for further development of these assets.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC.

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2015 and 2014. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA and licensing fees for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Linaclotide	$13,989	$9,882	$27,453	$23,398
Development candidates:
GI disorders (three compounds)(1)	4,008	3,279	7,249	7,259
sGC development candidates (two compounds)(1)	5,750	2,575	10,758	4,097
Central nervous system disorders (one compound)(1)	264	590	452	1,679
Total development candidates	10,022	6,444	18,459	13,035
Discovery research	4,637	5,816	9,377	12,853
	$28,648	$22,142	$55,289	$49,286

(1)                                 Number of compounds is for the three months ended June 30, 2015.

Since 2004, the date we began tracking costs by program, we have incurred approximately $334.1 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan and AstraZeneca for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. In August 2012, the FDA approved our New Drug Applications for LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. In connection with the FDA approval, we are required to conduct certain nonclinical and clinical studies, including those aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Allergan established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. The first step in this plan was to undertake certain additional nonclinical studies, we and Allergan have completed these nonclinical studies and have established a plan with the FDA for clinical pediatric studies in IBS-C patients age seven to 17 and functional constipation patients age six to 17. In October 2012, we entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. Therefore, we cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide in pediatrics, for other geographic markets, within its indicated population, in additional indications and populations or in new formulations. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide, a GC-C agonist, to advance a second GC program targeting sGC. sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications. Given the inherent uncertainties that come with the development of pharmaceutical products, we cannot estimate with any degree of certainty how these programs will evolve, and therefore the amount of time or money that would be required to obtain regulatory approval to market them. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, linaclotide’s utility will be expanded in its indicated population; if or when linaclotide will be developed in pediatrics or otherwise outside of its current markets, indications, populations or formulations; or when, if ever, any of our other product candidates will generate revenues and cash flows.

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

Under our AstraZeneca collaboration agreement, we are reimbursed for certain selling, general and administrative expenses and we net these reimbursements against our selling, general and administrative expenses as incurred. We include Allergan’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from Allergan as collaboration expense or collaborative arrangements revenue, respectively.

Interest Income and Interest Expense. Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding 11% PhaRMA Notes due 2024, or the PhaRMA Notes, and the 2022 Notes issued in June 2015. Non-cash interest expense consists of amortization of the debt discount and associated debt issuance costs associated with the PhaRMA Notes and 2022 Notes. We amortize these costs using the effective interest rate method over the life of the respective note agreements as interest expense in our statements of operations

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation and related reserves, research and development expenses and share-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

In June 2015, in connection with the issuance of the 2022 Notes and in order to reduce the potential dilution to our Class A common stock and/or offset cash payments due upon conversion of the 2022 Notes, we entered into the Convertible Note Hedges and Note Hedge Warrants transactions.  These instruments were determined to be derivative financial instruments, as the instruments meet the criteria for classification as derivatives under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). The derivatives are recorded as assets or liabilities at fair value using the Black-Scholes option pricing model, and the changes in fair value are immediately included in our Condensed Consolidated Statements of Operations as the derivatives had not been formally designated as hedges for accounting purposes in accordance with ASC 815. Changes in the fair value of the derivatives could vary significantly from period to period.  Refer to Note 1, “Nature of Business,”in the accompanying notes to our condensed consolidated financial statements for additional information.

Otherwise, during the six months ended June 30, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on February 18, 2015, or the 2014 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Collaborative arrangements revenue:	$27,744	$6,840	$56,676	$21,445
Cost and expenses:
Cost of revenue	8,150	10,518	8,162	12,442
Research and development	28,648	22,142	55,289	49,286
Selling, general and administrative	32,955	29,299	63,301	59,223
Total cost and expenses	69,753	61,959	126,752	120,951
Other (expense) income:
Interest expense	(5,874)	(5,303)	(11,094)	(10,586)
Interest and investment income	71	65	136	109
Loss on derivatives	(208)	—	(208)	—
Other expense, net	(6,011)	(5,238)	(11,166)	(10,477)
Net loss	$(48,020)	$(60,357)	$(81,242)	$(109,983)

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Collaborative arrangements revenue	$27,744	$6,840	$20,904	306%	$56,676	$21,445	$35,231	164%

Collaborative Arrangements Revenue.  The increase in revenue from collaborative arrangements of approximately $20.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily related to an approximately $22.5 million increase in our share of the net profits from the sale of LINZESS in the U.S., an approximately $1.0 million increase related to our co-promotion arrangement with Exact Sciences entered into in March 2015, and an approximately $0.2 million increase in license revenue related to our collaboration agreement with AstraZeneca recognized as a result of the modification to the initial development plan and development budget in August 2014. This increase was partially offset by an approximately $2.4 million decrease in revenue from the shipments of linaclotide API to our licensing partners outside of the U.S., and an approximately $0.4 million net decrease in revenue recognized from our linaclotide licensing partners for the achievement of milestones.

The increase in revenue from collaborative arrangements of approximately $35.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily related to an approximately $39.2 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $1.0 million increase related to our co-promotion arrangement with Exact Sciences entered into in March 2015, an approximately $1.0 million increase in license revenue related to our collaboration agreement with AstraZeneca, and an approximately $0.2 million increase in royalty revenue from partnered territories. The increases were partially offset by an approximately $5.3 million decrease in revenue from the shipments of linaclotide API to our licensing partners, primarily Almirall, and an approximately $0.8 million net decrease in revenue recognized from our linaclotide licensing partners for the achievement of milestones.

Cost and Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenue	$8,150	$10,518	$(2,368)	(23)%	$8,162	$12,442	$(4,280)	(34)%
Research and development	28,648	22,142	6,506	29%	55,289	49,286	6,003	12%
Selling, general and administrative	32,955	29,299	3,656	12%	63,301	59,223	4,078	7%
Total cost and expenses	$69,753	$61,959	$7,794	13%	$126,752	$120,951	$5,801	5%

Cost of Revenue.  The decrease in cost of revenue of approximately $2.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily related to an approximately $4.0 million decrease in the amount of inventory written down to estimated net realizable value and an approximately $1.6 million decrease for lower sales of linaclotide API to our licensing  partners, partially offset by an increase of approximately $3.2 million for the accrual of excess non-cancelable purchase commitments for API. Inventory at June 30, 2015 and December 31, 2014 represents linaclotide API that is available for commercial sale. We write down the value of our inventory for excess, obsolescence or other net realizable value adjustments to cost of revenue, as described in the Company’s significant accounting policies in the 2014 Annual Report on Form 10-K. As part of our net realizable value assessment of its inventory, we also routinely assesses whether we have any excess non-cancelable purchase commitments resulting from its two minimum supply agreements with its suppliers of linaclotide API.  We amended one API supply agreement on July 31, 2015 and the second API supply agreement on August 4, 2015.  The minimum purchase requirements from these amended supply agreements have been included in our determination of our excess non-cancelable purchase commitments during the second quarter of 2015.

The determination of the net realizable value of inventory and excess non-cancelable purchase commitments at December 31, 2014 was based on our partner’s demand forecasts that are received quarterly, to project the next 24 months of demand and our internal forecast for projected demand in subsequent years.  During the second quarter of 2015, our partner in Europe reduced its forecasted purchases of linaclotide API for the subsequent 18 months.  In addition, the CFDA recently made regulatory changes to the marketing approval process in China which resulted in a lengthened approval timeline for linaclotide.  The extended timeline for commercialization of linaclotide in China resulted in lower projected sales of linaclotide API to our partner in China, during the years included in the assessment.  As a result, we wrote-down our on hand inventory balance of approximately $5.0 million to zero and accrued approximately $3.2 million for excess non-cancelable inventory purchase commitments at June 30, 2015.  The approximately $5.0 million inventory write-down and the approximately $3.2 million accrual for excess non-cancelable inventory purchase commitments have both been included within cost of revenue in our Condensed Consolidated Statement of Operations.  The accrual for excess non-cancelable inventory purchase commitments has been recorded as a long term liability in our Condensed Consolidated Balance Sheet.  We believe that our remaining, non-cancelable purchase commitments for linaclotide API are realizable at June 30, 2015.

During the three months ended June 30, 2014, Almirall reduced its inventory demand forecast, mainly due to the suspension of the commercialization of CONSTELLA in Germany, which led us to write down approximately $8.9 million of inventory to net realizable value.

The decrease in cost of revenue of approximately $4.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily related to an approximately $4.0 million decrease in the amount of inventory written down to estimated net realizable value and an approximately $3.5 million decrease for lower sales of linaclotide API to our licensing partners, partially offset by a $3.2 million accrual for excess purchase commitments for API during the six months ended June 30, 2015.

Research and Development Expense.  The increase in research and development expense of approximately $6.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily related to an increase of approximately $7.4 million in external costs related to the development of linaclotide, including increased costs associated with clinical trial activity; an increase of approximately $1.2 million in compensation, benefits and other employee-related expenses, an increase of approximately $1.0 million in research costs related to our early stage pipeline candidates; and an increase of approximately $0.3 million in operating costs, including information technology infrastructure costs and facility costs such as rent and amortization of leasehold improvements allocated to research and development. These increases were partially offset by a decrease of approximately $2.9 million in net costs related to the collaboration with Allergan, and an approximately $0.5 million decrease in costs associated with the collaboration with AstraZeneca.

The increase in research and development expense of approximately $6.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was related to an increase of approximately $17.7 million in external costs related to the development of linaclotide; an increase of approximately $1.2 million in research costs related to our early stage pipeline candidates; and an increase of approximately $1.1 million in compensation, benefits and other employee-related expenses. These increases were partially offset by a decrease in costs of approximately $9.8 million related to the collaboration with Allergan; a decrease of approximately $3.1 million related to our January 2014 workforce reduction; a decrease of approximately $0.5 million in costs related to the collaboration with AstraZeneca; a decrease of approximately $0.3 million in operating costs, including information technology infrastructure costs and facility costs such as rent and amortization of leasehold improvements allocated to research and development;  and a decrease of approximately $0.3 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $3.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily as a result of an approximately $1.3 million increase in compensation, benefits and other employee-related expenses, an approximately $1.2 million increase in external consulting and other service costs primarily associated with commercial activities to support linaclotide, an approximately $0.9 million increase in costs associated with selling expenses and marketing programs, and an approximately $0.3 million increase in selling, general and administrative expenses related to facilities and information technology infrastructure costs associated with operating our Cambridge, Massachusetts facility, including rent and amortization of leasehold improvements.

Selling, general and administrative expenses increased approximately $4.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of an approximately $2.0 million increase in compensation, benefits and other employee-related expenses, an approximately $1.6 million increase in external consulting and other service costs primarily associated with commercial activities to support linaclotide, an approximately $1.0 million increase in costs associated with selling expenses and marketing programs, and an approximately $0.7 million increase in selling, general and administrative expenses related to facilities and information technology infrastructure costs associated with operating our Cambridge, Massachusetts facility, including rent and amortization of leasehold improvements. These increases were partially offset by a decrease in costs of approximately $1.2 million related to our January 2014 workforce reduction.

Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(5,874)	$(5,303)	$(571)	11%	$(11,094)	$(10,586)	$(508)	5%
Interest and investment income	71	65	6	9%	136	109	27	25%
Loss on derivatives	(208)	—	(208)	(100)%	(208)	—	(208)	(100)%
Total other expense, net	$(6,011)	$(5,238)	$(773)	15%	$(11,166)	$(10,477)	$(689)	7%

Interest expense increased approximately $0.6 million and approximately $0.5 million for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014 mainly due to an increase in interest expense of $0.8 million associated with our 2022 Notes. This increase was partially offset by a decrease of $0.2 million and $0.3 million in interest expense associated with the PhaRMA Notes for the three and six months ended June 30, 2015, respectively.

The $0.2 million increase in the net loss on derivatives for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014 is due to a $1.6 million increase in the fair value of the Convertible Note Hedges, partially offset by a $1.4 million decrease in the  fair value of the Note Hedge Warrants.

Liquidity and Capital Resources

At June 30, 2015, we had approximately $493.3 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2015, our balances of cash, cash equivalents and available-for-sale securities increased approximately $245.0 million. This increase is primarily due to approximately $335.7 million in gross proceeds from the issuance of our 2022 Notes in June 2015 and approximately $70.8 million in gross proceeds from the issuance of Note Hedge Warrants issued in connection with the 2022 Notes, and approximately $10.9 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan. These cash inflows were partially offset by the purchase of Convertible Note Hedges for approximately $91.9 million in connection with our 2022 Notes, the payment of approximately $10.9 million of debt issuance costs in connection with our 2022 Notes, as well as the cash used to operate our business, including payments related to, among other things, research and development and selling, general and administrative expenses as we continued to invest in our research pipeline and support the continued commercialization of LINZESS in the U.S. We also made principal payments of approximately $4.7 million on our outstanding PhaRMA Notes, invested approximately $2.8 million in capital expenditures, and made payments of approximately $0.6 million on capital lease obligations.

We may from time to time seek to retire, redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases, redemptions or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of June 30, 2015, we had an accumulated deficit of approximately $1.0 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments as well as reimbursement of certain expenses; debt financings, including approximately $167.3 million of net proceeds from the private placement of our PhaRMA Notes in January 2013 and approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015; and the strategic sale of assets or businesses.

Funding Requirements

In August 2012, we received regulatory approval for LINZESS in the U.S. for the treatment of IBS-C or CIC in adults and, in December 2012, commenced our commercial launch with our collaboration partner, Allergan. While we began commercializing LINZESS in the fourth quarter of 2012, our company has not achieved profitability. In November 2012, our European partner, Almirall, received approval for CONSTELLA for the treatment of IBS-C in adults, which is currently being commercialized in certain European countries by Almirall. In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Allergan, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS. In May 2014, Allergan began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. Our partnership with Allergan requires total net sales of LINZESS in the U.S. to be reduced by commercial costs incurred by each party, and such resulting net profit or net loss attributable to LINZESS is shared equally between us and Allergan. Additionally, we receive royalties based on sales of linaclotide in the European territory, Canada, and Mexico from our partners. We cannot anticipate when, if ever, proceeds generated from sales of LINZESS and CONSTELLA will enable us to become cash flow positive. We anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, and continue to invest in our pipeline and potentially other external opportunities. In addition, we are generally required to make cash expenditures to manufacture linaclotide API in advance of selling it to our collaboration partners and collecting payments for such inventory sales, which may result in significant periodic uses of cash. We believe that our cash on hand as of June 30, 2015 will be sufficient to meet our projected operating needs at least through the next twelve months.

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

Contractual Commitments and Obligations

In June 2015, we issued approximately $335.7 million of 2.25% Convertible Senior Notes due June 15, 2022. The 2022 Notes are governed by an indenture between us and U.S. Bank National Association, as the trustee, or the Indenture. The 2022 Notes are senior unsecured obligations and bear interest at a rate of 2.25% per year, payable on June 15 and December 15 of each year, beginning on December 15, 2015. The 2022 Notes will mature on June 15, 2022, unless earlier converted or repurchased. The initial conversion rate for the 2022 Notes is 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. In addition, to minimize the impact of potential dilution to our common stock upon conversion of the 2022 Notes, we entered into convertible note hedges covering 20,249,665 shares of our Class A common stock in connection with the 2022 Notes, or the Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we entered into warrant transactions whereby, subject to adjustment, we sold note hedge warrants to acquire 20,249,665 shares of our Class A common stock at an initial strike price of approximately $21.50 per share, or the Note Hedge Warrants.  Refer to Note 9, “Notes Payable,” in the accompanying notes to our condensed consolidated financial statements for additional information.

On July 31, 2015 and August 4, 2015, we amended two of our commercial supply agreements with contract manufacturing organizations for the purchase of linaclotide finished drug product and API.  The agreements include minimum purchase requirements by calendar year. The table below reflects our amended minimum purchase requirements under these commercial supply agreements, as well as any outstanding non-cancelable purchase orders, by calendar year, related to the supply contracts associated with the territories not covered by our collaboration with Allergan.

	Payments Due by Period
	Total	Less Than 1 Year	1—3 Years	3—5 Years	More Than 5 Years
	(in thousands)
Commercial supply obligations	$34,450	$2,510	$6,548	$10,478	$14,914

Otherwise, the disclosure of our contractual obligations and commitments was reported in our 2014 Annual Report on Form 10-K. There have been no other material changes from the contractual commitments and obligations previously disclosed in our 2014 Annual Report on Form 10-K in this Quarterly Report on Form 10-Q.

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

During the three months ended June 30, 2015, we early adopted Accounting Standards Update, or ASU, No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 requires debt issuance costs to be presented in the Balance Sheets as a direct deduction from the associated debt liability. We have elected early adoption in the three months ended June 30, 2015, which resulted in a balance sheet reclassification of issuance costs in connection with the PhaRMA Notes of approximately $1.4 million recorded in prepaid expenses and other current assets and approximately $2.8 million in other assets to a reduction in PhaRMA notes payable. Refer to Note 1, “Nature of Business,” and Note 9, “Notes Payable,” in the accompanying notes to our condensed consolidated financial statements for additional information.

Otherwise, we did not adopt any new accounting pronouncements during the six months ended June 30, 2015 that had a material effect on our condensed consolidated financial statements included in this report.

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

Our capital lease obligations, PhaRMA Notes and 2022 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Equity Price Risk

2022 Notes

Our 2022 Notes include conversion and settlement provisions that are based on the price of our Class A common stock at conversion or at maturity of the 2022 Notes. The amount of cash we may be required to pay is determined by the price of our Class A common stock. The fair value of our 2022 Notes is dependent on the price and volatility of our Class A common stock and will generally increase or decrease as the market price of our Class A common stock changes.

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, beginning on December 15, 2015. As of June 30, 2015, the fair value of the 2022 Notes was estimated by us to be $326.9 million. Refer to Note 9, “Notes Payable,” and Note 4, “Fair Value of Financial Instruments,” in the accompanying notes to our condensed consolidated financial statements for additional information.

Convertible Note Hedge and Warrant Transactions with Respect to 2022 Notes

To minimize the impact of potential dilution to our common stock upon conversion of the 2022 Notes, we entered into Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we entered into warrant transactions whereby we sold Note Hedge Warrants to acquire, subject to customary adjustments, 20,249,665 shares of our Class A common stock at an initial strike price of approximately $21.50 per share, subject to adjustment.  Refer to Note 9, “Notes Payable,” in the accompanying notes to our condensed consolidated financial statements for additional information.

Foreign Currency Risk

We have no significant operations outside the U.S. and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2015 and 2014 had a significant impact on our results of operations.

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

In August 2012, the FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. We and our partner, Allergan plc (formerly Actavis plc), or Allergan, began selling LINZESS in the U.S. during December 2012. The commercial success of LINZESS depends on a number of factors, including:

•                  the effectiveness of LINZESS as a treatment for adult patients with IBS-C or CIC;

•                  the size of the treatable patient population;

•                  the effectiveness of the sales, managed markets and marketing efforts by us and Allergan;

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

The most commonly reported adverse reaction in the Phase III placebo-controlled trials for linaclotide in IBS-C and CIC was diarrhea. Severe diarrhea was reported in 2% or less of the linaclotide-treated patients, and its incidence was similar between the IBS-C and CIC populations in these trials. If we or others identify previously unknown side effects, if known side effects are more frequent or severe than in the past, if we or others detect unexpected safety signals for linaclotide or any products perceived to be similar to linaclotide, or if any of the foregoing are perceived to have occurred, then in any of these circumstances:

•                  sales of linaclotide may be impaired;

•                  regulatory approvals for linaclotide may be denied, restricted or withdrawn;

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

Furthermore, with LINZESS and CONSTELLA commercially available in certain countries and used in wider populations and in less rigorously controlled environments than in clinical studies, and as we and Allergan explore development opportunities to enhance the clinical profile of LINZESS through additional clinical trials, the number of patients treated with linaclotide within and outside of its current indications or patient populations may expand, which could result in the identification of previously unknown side effects, increased frequency or severity of known side effects, or detection of unexpected safety signals.  As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of linaclotide is associated with serious adverse effects, undermining our commercialization efforts.

In addition, the FDA-approved label for LINZESS contains a boxed warning about its use in pediatric patients.  LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients 6 through 17 years of age.  This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, which is discussed below.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture linaclotide API and final linaclotide drug product, and to distribute that drug product to third party purchasers. We have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered and unpartnered territories. Each of Allergan, Almirall and Astellas is responsible for drug product and finished goods manufacturing (including bottling and packaging) for its respective territory, and distributing the finished goods to wholesalers.  Among our drug product manufacturers, only Allergan and Almirall have manufactured linaclotide on a commercial scale. We have an agreement with an independent third party to serve as an additional source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca, we are accountable for drug product and finished goods manufacturing for China, Hong Kong and Macau.

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

If any of our partners undergoes a change of control and the acquirer either is unable to perform such partner’s obligations under its collaboration or license agreement with us or has a product that competes with linaclotide that such acquirer does not divest, we have the right to terminate the collaboration or license agreement and reacquire that partner’s rights with respect to linaclotide. If we elect to exercise these rights in such circumstances, we will need to either establish the capability to develop, manufacture and commercialize linaclotide in that partnered territory on our own or we will need to establish a relationship with a new partner. We have assembled a team of specialists in manufacturing, quality, sales, marketing, payer, pricing and field operations, and specialized medical scientists, who represent the functional areas necessary for a successful commercial launch of a high potential, GI therapy and who support the commercialization of LINZESS in the U.S. If Allergan was subject to a change of control that allowed us to further commercialize LINZESS in the U.S. on our own, and we chose to do so, we would need to enhance each of these functional aspects to replace the capabilities that Allergan was previously providing to the collaboration. Any such transition might result in a period of reduced efficiency or performance by our operations and commercialization teams, which could adversely affect our ability to commercialize LINZESS.

Although many members of our global operations, commercial and medical affairs teams have strategic oversight of, and a certain level of involvement in, their functional areas globally, we do not have corresponding operational capabilities in these areas outside of the U.S. If Allergan, Almirall, Astellas or AstraZeneca was subject to a change of control that allowed us to continue linaclotide’s development or commercialization anywhere outside of the U.S. on our own, and we chose to do so rather than establishing a relationship with a new partner, we would need to build operational capabilities in the relevant territory. In any of these situations, the timeline and likelihood of achieving regulatory approval and, ultimately, the commercialization of linaclotide could be negatively impacted.

We must work effectively and collaboratively with Allergan to market and sell LINZESS in the U.S. in order for it to achieve its maximum commercial potential.

We are working closely with Allergan to implement our joint commercialization plan for LINZESS. The commercialization plan includes an agreed upon marketing campaign that targets the physicians who see patients who could benefit from LINZESS treatment.  Our marketing campaign also targets the adult men and women who suffer from IBS-C or CIC. Our commercialization plan also includes an integrated call plan for our sales forces to optimize the education of specific gastroenterologists and primary care physicians on whom our and Allergan’s sales representatives call, and the frequency with which the representatives meet with them.

In order to optimize the commercial potential of LINZESS, we and Allergan must execute upon this commercialization plan effectively and efficiently. In addition, we and Allergan must continually assess and modify our commercialization plan in a coordinated and integrated fashion in order to adapt to the promotional response. Further, we and Allergan must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around IBS-C, CIC and the potential for LINZESS as an appropriate therapy. In addition, we and Allergan must provide our sales forces with the highest quality support, guidance and oversight in order for them to continue to effectively promote LINZESS to gastroenterologists and primary care physicians. If we and Allergan fail to perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm.  Our efforts to further target and engage adult patients with IBS-C or CIC may not effectively increase appropriate patient awareness or patient/physician dialogue, and may not increase the revenues that we generate from LINZESS.

We are subject to uncertainty relating to pricing and reimbursement policies which, if not favorable for linaclotide, could hinder or prevent linaclotide’s commercial success.

Our and Allergan’s ability to commercialize LINZESS in the U.S. successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers.  In determining whether to approve reimbursement for LINZESS and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of LINZESS, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives.  Further, in order to maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications.  Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Allergan will be able to negotiate pricing terms with all third-party payers at levels that are profitable to us, or at all.  Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for LINZESS, and others may do so in the future.  Our business would be materially adversely affected if we and Allergan are not able to receive approval for reimbursement of LINZESS from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly restrictive prior authorization requirements; or if reimbursement is not maintained at a satisfactory level or becomes subject to prior authorization.  In addition, our business could be adversely affected if private insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payers limit or reduce the indications for or conditions under which LINZESS may be reimbursed.

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

Allergan played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Allergan holds the NDA for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Allergan. Allergan is also responsible for the development, regulatory approval and commercialization of linaclotide in Canada and Mexico, which, for Mexico, it has sublicensed its commercialization rights to Almirall. Allergan is commercializing CONSTELLA in Canada and Almirall is commercializing LINZESS in Mexico. Almirall also holds the marketing authorization for CONSTELLA in the E.U. and is responsible for obtaining regulatory approval of linaclotide in the countries in its territory. Astellas, our partner in Japan, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its territory. Further, we are jointly overseeing the development, and will jointly oversee the commercialization, of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution.  Upon any approval, each of Almirall, Astellas and AstraZeneca is responsible for commercializing linaclotide in its respective territory, and each has agreed to use commercially reasonable efforts to do so. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

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

LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients 6 through 17 years of age.  This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients. The first step in this plan was to undertake additional nonclinical studies to further understand the results of the earlier neonatal mouse study and to understand the tolerability of LINZESS in older juvenile mice.We and Allergan have completed these nonclinical studies and have established a plan with the FDA for clinical pediatric studies in IBS-C patients age seven to 17 and functional constipation patients age six to 17.  Our ability to conduct clinical studies in younger pediatric patients will depend, in part, on the safety and efficacy data from our clinical studies in older pediatric patients.  Our ability to ever expand the indication for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical studies.

We and Allergan have also committed to certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. We expect to complete these studies over the next three to five years.

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

In addition to governmental efforts in the U.S., foreign jurisdictions as well as private health insurers and managed care plans are likely to continue challenging manufacturers’ ability to obtain reimbursement, as well as the level of reimbursement, for pharmaceuticals and other healthcare-related products and services. These cost-control initiatives could significantly decrease the available coverage and the price we might establish for linaclotide and our other potential products, which would have an adverse effect on our financial results.

The Food and Drug Administration Amendments Act of 2007 also provides the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatrics, which is discussed above. The FDA’s exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of LINZESS for the treatment of adult men and women suffering from IBS-C or CIC, and could result in potential restrictions on the sale and/or distribution of LINZESS, even in its approved indications and patient populations.

In pursuing our growth strategy, we will incur a variety of costs and may devote resources to potential opportunities that are never completed or for which we never receive the benefit. Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow and adversely affect our business.

As part of our growth strategy, we intend to explore further linaclotide development opportunities. We and Allergan are exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the FDA or in other countries or harm linaclotide’s reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

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

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) and two patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation.  We also have additional U.S. patents and applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the USPTO in the future.  If any or all of our LINZESS-related patents were invalidated, we would still have at least five years of marketing exclusivity under the Hatch-Waxman Act from FDA approval of LINZESS. We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide. We and Allergan launched LINZESS in the U.S. in December 2012, and we believe that it will take us some time to attain profitability and positive cash flow from operations for Ironwood. We have financed our operations to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our PhaRMA Notes related to the sales of LINZESS in the U.S. and our June 2015 issuance of our 2022 Notes, and we have incurred losses in each year since our inception in 1998. We incurred net losses of approximately $81.2 million and $110.0 million in the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of approximately $1.0 billion. Our prior losses and expected future losses, have had and we expect will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and our research and development of our product candidates.  As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, our company will become profitable.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our product development programs or commercialization efforts.

In June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes and we have previously raised additional funds through other capital raising activities, including the sale of shares of our Class A common stock in public offerings and the issuance of our PhaRMA Notes in January 2013. However, marketing and selling a primary care drug, purchasing commercial quantities of pharmaceutical products, and developing product candidates and conducting clinical trials are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

•                  the timing of any regulatory approvals of our product candidates;

•                  whether the holders of our 2022 Notes hold the notes to maturity without conversion into our Class A common stock and whether we are required to repurchase our 2022 Notes prior to maturity upon a fundamental change, as defined in the indenture governing the 2022 Notes; and

•                  whether we seek to redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.

Additional funding may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our commercialization efforts, delay, reduce or eliminate one or more of our development programs or delay or abandon potential strategic opportunities.

Our ability to pay principal of and interest on our outstanding debt securities will depend in part on the receipt of payments from Allergan under our collaboration agreement.

In January 2013, we issued $175.0 million aggregate principal amount of our PhaRMA Notes bearing an annual interest rate of 11% and in June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes bearing an annual interest rate of 2.25%. Quarterly interest payments on our PhaRMA Notes commenced on June 15, 2013 and semi-annual payments on our 2022 Notes will commence on December 15, 2015.  In March 2014, we began making quarterly payments on the PhaRMA Notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter and (ii) the quarterly interest amount. Principal on the PhaRMA Notes is repaid in an amount equal to the difference between (i) and (ii) above, when this is a positive number, until the principal has been paid in full. We expect that for the next few years, at a minimum, the net quarterly payments from Allergan will be our primary source of cash flow from operations. If the cash flows derived from the net quarterly payments that we receive from Allergan under the collaboration agreement are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether Allergan will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Allergan under the collaboration agreement. Accordingly, since we believe that it will take our company some time to attain profitability and positive cash flow from operations, we cannot guarantee that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Allergan, (ii) there will be a net quarterly payment from Allergan at all or (iii) we will not also be required to make a true-up payment to Allergan under the collaboration agreement, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of June 30, 2015, we had total indebtedness of approximately $504.8 million and available cash, cash equivalents and available for sale securities of $493.3 million. We chose to issue our PhaRMA Notes and 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions.  However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

•                  limiting our ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate purposes, including product development, commercialization efforts, research and development activities, strategic arrangements, acquisitions and refinancing of our outstanding debt;

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

If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal when due on our outstanding indebtedness or, in the case of our 2022 Notes, in connection with a transaction involving us that constitutes a fundamental change under the indenture governing the 2022 Notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity dates thereof, sell assets, reduce or delay currently planned activities or curtail operations, seek to raise additional capital or take other actions. We may not be able to execute any of these actions on commercially reasonable terms or at all.  This, together with any of the factors described above, could materially and adversely affect our business, financial condition and results of operations.

In addition, while our 2022 Notes do not include covenants restricting the operation of our business except in certain limited circumstances, in the event of a default under the 2022 Notes, the noteholders or the trustee under the indenture governing the 2022 Notes may accelerate our payment obligations under the 2022 Notes, which could have a material adverse effect on our business, financial condition and results of operations. We are also required to offer to repurchase the 2022 Notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of our company (other than an acquisition in which at least 90% of the consideration is common stock listed on The NASDAQ Global or Global Select Market or The New York Stock Exchange), subject to the terms of the 2022 Notes indenture. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of our company that would otherwise be beneficial to our security holders.

Further, although we are not as restricted under our PhaRMA Notes as we might have been under a more traditional secured credit facility provided by a bank, the indenture governing our PhaRMA Notes contains a number of restrictive covenants that impose restrictions on us and may limit our ability to engage in certain acts, including restrictions on our ability to:

•                  amend our collaboration agreement with Allergan in a way that would have a material adverse effect on the noteholders’ rights, or terminate this collaboration agreement with respect to the U.S.;

•                  transfer our rights to commercialize the product under our collaboration agreement with Allergan; and

•                  incur certain liens.

Upon a breach of the covenants under our PhaRMA Notes indenture, or if certain other defaults thereunder occur, the holders of our PhaRMA Notes could elect to declare all amounts outstanding under our PhaRMA Notes to be immediately due and payable and we cannot be certain that we will have sufficient assets to repay them.  If we are unable to repay those amounts, the holders of our PhaRMA Notes could proceed against the collateral granted to them to secure the debt securities and we could be forced into bankruptcy or liquidation. If we breach our covenants under our PhaRMA Notes indenture and seek a waiver, we may not be able to obtain a waiver from the required noteholders. If this occurs, we would be in default under our PhaRMA Notes indenture and the holders of our PhaRMA Notes could exercise their rights, as described above.

Each of our 2022 Notes and the PhaRMA Notes also include cross-default features providing that a default under the indenture governing either the 2022 Notes or the PhaRMA Notes would likely result in a default under the indenture governing the other indebtedness.  In the event of such default, the trustee or noteholders could elect to declare all amounts outstanding to be immediately due and payable under the applicable indenture, which could have a material adverse effect on our business, financial condition and results of operations.

Convertible note hedge and warrant transactions entered into in connection with our 2022 Notes may affect the value of our Class A common stock.

In connection with our 2022 Notes, we entered into Convertible Note Hedges and separate Note Hedge Warrant transactions with certain financial institutions. These transactions are expected generally to reduce the potential dilution upon any conversion of our 2022 Notes or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes, as the case may be.

In connection with these transactions, the financial institutions purchased our Class A common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our Class A common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2022 Notes by purchasing and selling shares of our Class A common stock or other instruments they may wish to use in connection with such hedging. Any of these activities could adversely affect the value of our Class A common stock and, as a result, the number of shares and the value of the Class A common stock noteholders will receive upon conversion of the 2022 Notes. In addition, under certain circumstances the counterparties have the right to terminate the Convertible Note Hedges and settle the Note Hedge Warrants at fair value (as defined in the applicable confirmations), which may result in us not receiving all or any portion of the anticipated benefit of the Convertible Note Hedges.  If the price of our Class A common stock increases such that the hedge transactions settle in our favor, we could also be exposed to credit risk related to the counterparties to the Convertible Note Hedges, which would limit or eliminate the benefit of such transactions to us.

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

•                  any excess or obsolete inventory or asset impairments and associated write-downs;

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of June 30, 2015, there were 126,414,773 and 16,153,146 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 16,129,651 and 5,018,937 outstanding stock options (vested and unvested) and 491,664 and zero unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively.  As of June 30, 2015, the holders of our Class A common stock own approximately 89% and the holders of our Class B common stock own approximately 11% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 56% and holders of our Class B common stock have approximately 44% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

Further, we are dependent on our collaboration partners for information related to our results of operations.  Our net profit or net loss generated from the sales of LINZESS in the U.S. is partially determined based on amounts provided by Allergan and involves the use of estimates and judgments, which could be modified in the future. We are also highly dependent on our partners for timely and accurate information regarding any revenues realized from sales of linaclotide in their respective territories, and in the case of Allergan and AstraZeneca, the costs incurred in developing and commercializing it in order to accurately report our results of operations. Our results of operations are also dependent on the timeliness and accuracy of information from any other licensing, collaboration or other partners we may have, as well as our and our partners’ use of estimates and judgments.  If we do not receive timely and accurate information or if estimated activity levels associated with the relevant collaboration at a given point in time are incorrect, whether the result of a material weakness or not, we could be required to record adjustments in future periods.  Such adjustments, if significant, could have an adverse effect on our financial results, which could lead to a decline in our Class A common stock price.

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

•                  sales of additional shares of our common stock or sales of securities convertible into common stock or the perception that these sales might occur;

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

Ironwood Pharmaceuticals, Inc.

Date: August 7, 2015	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ GINA CONSYLMAN
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

4.1

Indenture, dated as of June 15, 2015, by and between Ironwood Pharmaceuticals, Inc. and U. S. Bank National Association (including the form of the 2.25% Convertible Senior Note due 2022). Incorporated by reference to Exhibit 4.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on June 15, 2015.

10.1*	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.2*	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC.

10.3*	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.4*	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC.

10.5*	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.6*	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC.

10.7*	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.8*	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Filed herewith.

‡                                         Furnished herewith.