Form 10-Q
period 2015-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2015-11-05
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 126,987,217 shares of Class A common stock outstanding and 15,795,479 shares of Class B common stock outstanding.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$248,077	$74,297
Available-for-sale securities	214,229	174,037
Accounts receivable	2,570	10
Related party accounts receivable, net	34,401	25,829
Inventory	—	4,954
Prepaid expenses and other current assets	6,502	9,180
Total current assets	505,779	288,307
Restricted cash	8,747	8,147
Property and equipment, net	23,183	29,826
Convertible note hedges	72,494	—
Other assets	3,223	3,042
Total assets	$613,426	$329,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and related party accounts payable, net	$5,904	$9,762
Accrued research and development costs	2,635	3,574
Accrued expenses and other current liabilities	24,578	22,612
Current portion of capital lease obligations	2,325	1,152
Current portion of deferred rent	5,026	4,992
Current portion of deferred revenue	7,191	7,191
Current portion of PhaRMA notes payable	20,121	11,258
Total current liabilities	67,780	60,541
Capital lease obligations, net of current portion	1,068	2,571
Deferred rent, net of current portion	7,714	10,522
Deferred revenue, net of current portion	3,596	8,989
Note hedge warrants	62,976	—
Convertible senior notes	217,408	—
PhaRMA notes payable, net of current portion	141,781	158,147
Other liabilities	10,645	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 126,820,615 and 124,915,658 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	127	125
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 15,841,444 and 15,907,272 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	16	16
Additional paid-in capital	1,196,345	1,055,876
Accumulated deficit	(1,096,078)	(967,446)
Accumulated other comprehensive income (loss)	48	(19)
Total stockholders’ equity	100,458	88,552
Total liabilities and stockholders’ equity	$613,426	$329,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Collaborative arrangements revenue	$39,572	$16,918	$96,248	$38,363
Cost and expenses:
Cost of revenue	—	—	12	3,548
Write-down of inventory to net realizable value and loss on non-cancellable purchase commitments	9,488	—	17,638	8,894
Research and development	25,830	25,122	81,119	74,408
Selling, general and administrative	30,439	28,535	93,740	87,758
Total cost and expenses	65,757	53,657	192,509	174,608
Loss from operations	(26,185)	(36,739)	(96,261)	(136,245)
Other (expense) income:
Interest expense	(10,021)	(5,320)	(21,115)	(15,906)
Interest and investment income	156	71	292	180
Loss on derivatives	(11,340)	—	(11,548)	—
Other expense, net	(21,205)	(5,249)	(32,371)	(15,726)
Net loss	$(47,390)	$(41,988)	$(128,632)	$(151,971)

Net loss per share - basic and diluted	$(0.33)	$(0.30)	$(0.91)	$(1.12)

Weighted average number of common shares used in net loss per share — basic and diluted:	142,473	139,234	141,954	135,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(47,390)	$(41,988)	$(128,632)	$(151,971)

Other comprehensive income:
Unrealized gains on available-for-sale securities	26	22	67	23
Total other comprehensive income	26	22	67	23
Comprehensive loss	$(47,364)	$(41,966)	$(128,565)	$(151,948)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(128,632)	$(151,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,831	9,379
Share-based compensation expense	18,969	17,622
Change in fair value of note hedge warrants	(7,873)	—
Change in fair value of convertible note hedges	19,421	—
Write-down of inventory to net realizable value and loss on non-cancellable purchase commitments	17,638	8,894
Loss on facility subleases	—	2,573
Accretion of discount/premium on investment securities	722	824
Non-cash interest expense	4,599	1,201
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	(11,132)	(12,527)
Restricted cash	(600)	—
Prepaid expenses and other current assets	2,722	(5,329)
Inventory	—	224
Other assets	(181)	(240)
Accounts payable, related party accounts payable and accrued expenses	(2,946)	2,820
Accrued research and development costs	(939)	(1,356)
Deferred revenue	(5,393)	(2,752)
Deferred rent	(2,774)	(2,146)
Net cash used in operating activities	(87,568)	(132,784)
Cash flows from investing activities:
Purchases of available-for-sale securities	(252,865)	(240,864)
Sales and maturities of available-for-sale securities	212,018	148,483
Purchases of property and equipment	(3,256)	(2,499)
Proceeds from sale of property and equipment	37	—
Net cash used in investing activities	(44,066)	(94,880)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	335,699	—
Proceeds from issuance of common stock	—	190,428
Proceeds from issuance of note hedge warrants	70,849	—
Purchase of convertible note hedges	(91,915)	—
Costs associated with issuance of convertible senior notes	(11,682)	—
Proceeds from exercise of stock options and employee stock purchase plan	11,874	13,805
Payments on capital leases	(964)	(790)
Principal payments on PhaRMA notes	(8,447)	—
Net cash provided by financing activities	305,414	203,443
Net increase (decrease) in cash and cash equivalents	173,780	(24,221)
Cash and cash equivalents, beginning of period	74,297	75,490
Cash and cash equivalents, end of period	$248,077	$51,269

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

In August 2012, the U.S. Food and Drug Administration (“FDA”) approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”). The Company and Allergan plc (together with its affiliates, “Allergan”), formerly Actavis plc, began commercializing LINZESS in the U.S. in December 2012.

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first, and to date, only drug approved in the European Union (“E.U.”) for IBS-C. The Company’s former European partner, Almirall, S.A. (“Almirall”), began commercializing CONSTELLA in Europe in the second quarter of 2013. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain. In May 2014, Almirall suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA. Allergan is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Allergan, Almirall had exclusive rights to commercialize linaclotide in Mexico as LINZESS. In May 2014, Allergan began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. In October 2015, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize linaclotide in Mexico to Allergan.

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

The Company and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In October 2015, as part of this strategy, the Company and Allergan reported positive top-line results from a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC. If approved, the 72 mcg dose and the currently approved 145 mcg dose would provide a broader range of treatment options to physicians and adult CIC patients in the U.S. In addition to linaclotide-based opportunities, the Company is advancing multiple GI development programs as well as further leveraging the pharmacological expertise in GC pathways that it established through the development of linaclotide, a guanylate cyclase type-C agonist, to advance a second GC program targeting soluble guanylate cyclase (“sGC”). sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications.

In June 2015, the Company issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022 (the “2022 Notes”). The Company received net proceeds of approximately $324.0 million from the sale of the 2022 Notes, after deducting fees and expenses of approximately $11.7 million (Note 9).

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Certain financial statement items have been reclassified to conform to the current period presentation. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 18, 2015 (the “2014 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of September 30, 2015, and the results of its operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

The Company elected early adoption in the three months ended June 30, 2015, which resulted in a balance sheet reclassification of issuance costs in connection with the 11% PhaRMA Notes due 2024 (the “PhaRMA Notes”) of approximately $1.4 million recorded in prepaid expenses and other current assets and approximately $2.8 million in other assets to a reduction in PhaRMA notes payable as of December 31, 2014. The financing costs incurred in connection with the issuance of the Company’s 2022 Notes were recorded as a reduction in the carrying value of such debt. The Company’s adoption of this standard did not have a significant impact on its results of operations or cash flows for the three or nine months ended September 30, 2015.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. The Company is currently evaluating the potential impact that ASU 2014-09 may have on its financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC Topic 350, Intangibles — Goodwill and Other — Internal Use Software. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is not permitted. The Company does not expect adoption of this standard to have a significant impact on the Company’s financial position or results of operations.

The Company did not adopt any other new accounting pronouncements during the three or nine months ended September 30, 2015 that had a material effect on the Company’s condensed consolidated financial statements.

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

The following table sets forth potential common shares subject to repurchase and issuable upon the exercise of outstanding options, the exercise of the Note Hedge Warrants, the vesting of restricted stock units and the conversion of the 2022 Notes, all of which have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Options to purchase common stock	20,936	20,732
Shares subject to repurchase	112	148
Restricted stock units	532	—
Note hedge warrants	20,250	—
2022 Notes	20,250	—
	62,080	20,880

The number of shares issuable under the Company’s employee stock purchase plan that were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive was insignificant.

3.  Collaboration and License Agreements

At September 30, 2015, the Company had linaclotide collaboration agreements with Allergan and AstraZeneca, and linaclotide license agreements with Almirall and Astellas. The Company also had a co-promotion agreement with Exact Sciences Corp. (“Exact Sciences”) to co-promote Cologuard® and a separate co-promotion agreement with Allergan to co-promote VIBERZI™. The following table provides amounts included in the Company’s consolidated statements of operations as collaborative arrangements revenue attributable to transactions from these arrangements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Allergan plc	$35,083	$13,523	$84,790	$23,748
AstraZeneca AB	474	1,959	2,170	2,645
Almirall, S.A.	143	158	360	7,473
Astellas Pharma Inc.	1,806	1,278	5,886	4,497
Exact Sciences Corp.	2,066	—	3,042	—
Total collaborative arrangements revenue	$39,572	$16,918	$96,248	$38,363

Allergan plc

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. In September 2012, Allergan sublicensed its commercialization rights in Mexico to Almirall. In October 2015, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize linaclotide in Mexico to Allergan. Allergan made non-refundable, up-front payments totaling $70.0 million to the Company in order to obtain rights to linaclotide in North America. Because the license to jointly develop and commercialize linaclotide did not have a standalone value without research and development activities provided by the Company, the Company recorded the up-front license fee as collaborative arrangements revenue on a straight-line basis through September 30, 2012, the period over which linaclotide was jointly developed under the collaboration. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At September 30, 2015, $205.0 million in license fees and development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met.

The collaboration agreement for North America included a contingent equity investment, in the form of a forward purchase contract, which required Allergan to purchase shares of the Company’s convertible preferred stock upon achievement of a specific development milestone. At the inception of the arrangement, the Company valued the contingent equity investment and recorded an approximately $9.0 million asset and incremental deferred revenue. The $9.0 million of incremental deferred revenue was recognized as collaborative arrangements revenue on a straight-line basis over the period of the Company’s continuing involvement through September 30, 2012. In July 2009, the Company achieved the development milestone triggering the equity investment and reclassified the forward purchase contract as a reduction to convertible preferred stock. On September 1, 2009, the Company issued 2,083,333 shares of convertible preferred stock to Allergan (Note 11).

The Company achieved all six development milestones under this agreement totaling $135.0 million, which were recognized through September 2012. The remaining milestone payment that could be received from Allergan upon the achievement of sales targets will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost-sharing provisions of the collaboration, the Company offset approximately $2.9 million and approximately $14.8 million against research and development costs during the three and nine months ended September 30, 2015, respectively, and approximately $1.2 million and approximately $3.3 million during the three and nine months ended September 30, 2014, respectively, to reflect each Company’s obligation under the collaboration to bear half of the development costs incurred. In addition, in March 2015, the Company and Allergan agreed to share certain costs relating to the manufacturing of linaclotide active pharmaceutical ingredient (“API”) and certain other manufacturing activities. This arrangement resulted in net amounts received from Allergan of approximately $4.3 million for costs incurred in prior periods, which were recorded by the Company as a reduction in research and development expenses during the three months ended March 31, 2015.

The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S.; provided, however, that if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as stipulated by the collaboration agreement. Certain of the adjustments to the share of the net profits may be reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI. Net profits or net losses consist of net sales to third-party customers and sublicense income in the U.S. less cost of goods sold as well as selling, general and administrative expenses. Net sales are calculated and recorded by Allergan and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. The Company records its share of the net profits or net losses from the sale of LINZESS on a net basis and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable. The Company and Allergan began commercializing LINZESS in the U.S. in December 2012.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Collaborative arrangements revenue (1) (2)	$34,750	$13,510	$84,162	$23,735
Selling, general and administrative costs incurred by the Company (1)	(8,645)	(8,187)	(24,648)	(23,992)
The Company’s share of net profit	$26,105	$5,323	$59,514	$(257)

(1)         Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan.

(2)         Includes a net profit share adjustment payable to Allergan of approximately $2.4 million recorded during the nine months ended September 30, 2015. Also includes a net profit share adjustment received from Allergan of approximately $2.3 million recorded during the nine months ended September 30, 2014, as described above.

The collaborative arrangements revenue recognized in the three and nine months ended September 30, 2015 and 2014 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

In May 2014, Allergan began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. In October 2015, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize linaclotide in Mexico to Allergan. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partners or the ability to estimate the royalty revenue in the period earned. The Company recognized approximately $0.3 million and approximately $0.6 million of royalty revenues in Canada and Mexico during the three and nine months ended September 30, 2015, respectively. The Company recognized an insignificant amount of royalty revenue in Canada and Mexico during the three and nine months ended September 30, 2014.

VIBERZI Co-promotion Agreement

In August 2015, the Company and Allergan entered into an agreement for the co-promotion of VIBERZI (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from irritable bowel syndrome with diarrhea (“IBS-D”) (the “VIBERZI Co-promotion Agreement”). Under the terms of the VIBERZI Co-promotion Agreement, the Company’s clinical sales specialists will detail VIBERZI to the approximately 25,000 health care practitioners to whom they detail LINZESS. Allergan will be responsible for all costs and activities relating to the commercialization of VIBERZI outside of the co-promotion.

Under the terms of the VIBERZI Co-promotion Agreement, the Company’s promotional efforts will be compensated based on the volume of calls delivered by the Company’s sales force, as well as agreed upon performance metrics, including the potential to achieve milestone payments up to $20.0 million based on the net sales of VIBERZI in 2017 and 2018. The terms of the agreement reduce or eliminate certain of the adjustments to the share of net profits stipulated by the collaboration agreement with Allergan for North America, provided that the Company provides a minimum number of calls on physicians. The Company will also be compensated via reimbursements for medical education initiatives.

The agreement provides that the non-exclusive co-promotion will begin when VIBERZI becomes commercially available, and will continue until December 31, 2017, unless earlier terminated by either party pursuant to the provisions of the agreement. Either party may also terminate the VIBERZI Co-promotion Agreement in the event of an uncured material breach by the other party, withdrawal of necessary approvals by the FDA, for convenience, or bankruptcy or insolvency of the other party. Allergan may terminate the VIBERZI Co-promotion Agreement if the Company does not provide the minimum number of calls.

Activities under the VIBERZI Co-promotion Agreement were evaluated in accordance with ASC 605-25 to determine if they represented a multiple element revenue arrangement. The Company concluded that the VIBERZI Co-promotion Agreement does not represent a material modification to the collaboration agreement with Allergan for North America, as it is not material to the total arrangement consideration under the collaboration agreement, does not significantly modify the existing deliverables, and does not significantly change the term of the agreement. The Company identified the following deliverables in the agreement: second position sales detailing of VIBERZI, and medical education services. Each of the deliverables was deemed to have standalone value based on their nature and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined the best estimate of selling price for each of the deliverables approximated the value allocated to the deliverables under the agreement. As consideration is earned over the term of the agreement, the revenue will be allocated to each deliverable based on the relative selling price, using management’s best estimate of selling price, and recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605-25, during the quarter earned.

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

In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. Concurrently, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize linaclotide in Mexico to Allergan. Additionally, in October 2015, the Company and Allergan separately entered into an amendment to the license agreement relating to the development and commercialization of linaclotide in Europe. Pursuant to the terms of the amendment, (i) the remaining sales-based milestones payable by Allergan to the Company under the license agreement were modified such that, when aggregated with the remaining commercial launch milestones, they could total up to $42.5 million, (ii) the royalties payable to the Company during the term of the license agreement were modified such that the royalties based on sales volume in Europe begin in the mid-single digit percent effective immediately and escalate to the upper-teens percent by calendar year 2019, and (iii) Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from the Company, as well as the associated costs. With the Company no longer responsible for the manufacturing of linaclotide API for Europe, the royalties under the license agreement will no longer be reduced by the transfer price paid for the API included in the product actually sold by Allergan in Europe in any given period.

The Company recognized an insignificant amount and approximately $0.4 million of collaborative arrangements revenue, comprised of royalty revenue, from the European license agreement during the three and nine months ended September 30, 2015, respectively. The Company recognized approximately $0.2 million and approximately $7.5 million in total collaborative arrangements revenue from the European license agreement during the three and nine months ended September 30, 2014, respectively, including approximately $0.2 million in royalty revenue during the three months ended September 30, 2014, and approximately $5.1 million from the sale of API to Almirall, approximately $1.9 million in commercial launch milestones, and approximately $0.5 million in royalty revenue during the nine months ended September 30, 2014.

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

In 2009, Astellas paid the Company a non-refundable, up-front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight-line basis over the Company’s estimate of the period over which linaclotide will be developed under the license agreement. In March 2013, the Company revised its estimate of the development period from 115 months to 85 months based on the Company’s assessment of regulatory approval timelines for Japan. During the three and nine months ended September 30, 2015 and 2014, the Company recognized approximately $1.3 million and approximately $3.8 million of revenue related to the up-front licensing fee, respectively, including approximately $0.5 million and approximately $1.5 million of revenue in each period attributable to the March 2013 revision to the estimated development period.  At September 30, 2015, approximately $7.6 million of the up-front license fee remained deferred.

The agreement also includes three additional development milestone payments that could total up to $45.0 million, none of which the Company considers substantive. The first milestone payment consists of $15.0 million upon enrollment of the first study subject in a Phase III study for linaclotide in Japan, which was achieved in November 2014 and for which approximately

$11.8 million was recognized as revenue through September 30, 2015, including approximately $0.5 million and approximately $1.6 million recognized during the three and nine months ended September 30, 2015, respectively. The remaining approximately $3.2 million of this milestone payment will be recognized over the remaining development period. The two additional milestone payments consist of $15.0 million upon filing of the Japanese equivalent of an NDA with the relevant regulatory authority in Japan and $15.0 million upon approval of such equivalent by the relevant regulatory authority. In addition, the Company will receive royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions.

During the three and nine months ended September 30, 2015, the Company recognized approximately $1.8 million and approximately $5.9 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including an insignificant amount and approximately $0.5 million, respectively, from the sale of API to Astellas. During the three and nine months ended September 30, 2014, the Company recognized approximately $1.3 million and approximately $4.5 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including an insignificant amount and approximately $0.7 million during the three and nine months ended September 30, 2014, respectively, from the sale of API to Astellas.

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

The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of September 30, 2015, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

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

The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the three and nine months ended September 30, 2015, and as a result of the modification to the IDP and development budget in August 2014, the Company recognized approximately $0.4 million and approximately $2.0 million, respectively, as collaborative arrangements revenue related to this deliverable as this portion of the Arrangement Consideration was no longer contingent. During the three and nine months ended September 30, 2014, the Company recognized approximately $1.8 million as collaborative arrangements revenue related to the License Deliverable.

The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company recognized an insignificant amount and approximately $0.7 million, respectively, in incremental research and development costs during the three and nine months ended September 30, 2015, and approximately $0.5 million and approximately $1.8 million in incremental research and development costs during the three and nine months ended September 30, 2014, respectively.

The amount allocated to the Co-Promotion Deliverable was recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product, through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable; however, the revenue recognized in the statement of operations was limited to the non-contingent consideration in accordance with ASC 605-25. During the three and nine months ended September 30, 2015, the Company recognized an insignificant amount as collaborative arrangements revenue related to this deliverable as this portion of the Arrangement Consideration was no longer contingent. During the three and nine months ended September 30, 2014, the Company recognized an insignificant amount and approximately $0.8 million, respectively, in collaborative arrangements revenue related to this deliverable.

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

Activities under the Exact Sciences Co-promotion Agreement were evaluated in accordance with ASC 605-25, to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the Exact Sciences Co-promotion Agreement: second position sales detailing, promotional support services, and medical education services. Each of the deliverables was deemed to have standalone value based on their nature and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined that the best estimate of selling price for each of the three deliverables approximated the value allocated to the deliverables under the agreement. The revenue related to each deliverable will be recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605-25, during the quarter earned. During the three and nine months ended September 30, 2015, the Company recognized approximately $2.0 million and approximately $3.0 million, respectively, as collaborative arrangements revenue related to this arrangement.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. In connection with entering into these agreements, the Company made aggregate up-front payments of approximately $5.8 million, which were expensed as research and development expense. Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which approximately $2.5 million had been paid as of September 30, 2015, and $18.0 million for regulatory milestones, none of which had been paid as of September 30, 2015. In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. During the three and nine months ended September 30, 2015, the Company did not incur any research and development expense associated with the Company’s other collaboration and license agreements. During the nine months ended September 30, 2014, the Company incurred approximately $1.0 million in research and development expense associated with the Company’s other collaboration and license agreements.

4.  Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$239,871	$239,871	$—	$—
U.S. government-sponsored securities	7,033	—	7,033	—
Available-for-sale securities:
U.S. Treasury securities	50,220	50,220	—	—
U.S. government-sponsored securities	164,009	—	164,009	—
Convertible note hedges	72,494	—	—	72,494
Total assets	533,627	290,091	171,042	72,494
Liabilities:
Note hedge warrants	62,976	—	—	62,976
Total liabilities	62,976	—	—	62,976
Total assets and liabilities measured at fair value	$596,603	$290,091	$171,042	$135,470

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$60,966	$60,966	$—	$—
Available-for-sale securities:
U.S. Treasury securities	24,005	24,005	—	—
U.S. government-sponsored securities	150,032	—	150,032	—
Total assets measured at fair value	$235,003	$84,971	$150,032	$—

There were no transfers between fair value measurement levels during the three or nine months ended September 30, 2015 or 2014.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at September 30, 2015 and December 31, 2014 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at September 30, 2015 and December 31, 2014 approximates fair value as it bears interest at a rate approximating a market interest rate.

The Company classifies its derivative financial instruments as Level 3 under the fair value hierarchy.  The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities because they do not qualify for equity classification. In addition, the derivative assets and liabilities do not qualify for hedge accounting. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine fair value as of September 30, 2015 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the historical and implied volatility of the Company’s Class A common stock.  Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of September 30, 2015:

	Convertible Note Hedges	Note Hedge Warrants
Risk-free interest rate (1)	1.7%	1.8%
Time to maturity	6.7	7.3
Stock price (2)	$10.42	$10.42
Strike price (3)	$16.58	$21.50
Common stock volatility (4)	45.0%	45.0%
Dividend yield	—%	—%

(1)         Based on U.S. Treasury Curve.

(2)   The closing price of the Company’s common stock on the last trading day of the quarter.

(3)   As per agreement.

(4)         Selected volatility based on historical volatility and implied volatility.

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

The following table reflects the change in the Company’s Level 3 convertible note derivatives from their initial value at issuance through September 30, 2015:

	Convertible Note Hedges	Note Hedge Warrants
Balance at December 31, 2014	$—	$—
Issuance of note hedge warrants	—	(70,849)
Purchase of convertible note hedges	91,915	—
Change in fair value, recorded as a component of loss on derivatives	(19,421)	7,873
Balance at September 30, 2015	$72,494	$(62,976)

11% PhaRMA Notes

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024 (the “PhaRMA Notes”). The estimated fair value of the PhaRMA Notes was approximately $171.2 million and approximately $182.5 million as of September 30, 2015 and December 31, 2014, respectively, and was determined using Level 3 inputs, including a quoted rate.

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 9). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility, and is determined by reference to prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes as of September 30, 2015 was approximately $302.7 million.

5.  Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at September 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
U.S. Treasury securities	$50,193	$27	$—	$50,220
U.S. government-sponsored securities	163,988	28	(7)	164,009
Total	$214,181	$55	$(7)	$214,229

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. Treasury securities	$24,001	$4	$—	$24,005
U.S. government-sponsored securities	150,055	2	(25)	150,032
Total	$174,056	$6	$(25)	$174,037

The contractual maturities of all securities held at September 30, 2015 are one year or less. There were 9 and 27 available-for-sale securities in an unrealized loss position at September 30, 2015 and December 31, 2014, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at September 30, 2015 and December 31, 2014 was approximately $41.8 million and approximately $101.9 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at September 30, 2015.

There were no sales of available-for-sale securities during the three or nine months ended September 30, 2015 or 2014. Gross realized gains and losses on the sales of available-for-sale securities that have been included in other (expense) income, net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income as well as gains and losses reclassified out of accumulated other comprehensive income into other (expense) income were not material to the Company’s consolidated results of operations. The cost of securities sold or the amount reclassified out of the accumulated other comprehensive income into other (expense) income is based on the specific identification method for purposes of recording realized gains and losses.

6.  Inventory

Inventory consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$—	$4,954

Inventory represents linaclotide API that is available for commercial sale. The Company evaluates inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired is written down with a corresponding charge to the statement of operations in the period that the impairment is first identified.

The Company has entered into multiple commercial supply agreements for the purchase of linaclotide API, as the Company is responsible for supplying API to its collaboration partners outside of North America and Europe. Two of the Company’s API supply agreements contain minimum purchase commitments. In addition, the Company and Allergan are jointly obligated to make minimum purchases of linaclotide API for the territories covered by the Company's collaboration with Allergan in North America. Currently, Allergan fulfills all such minimum purchase commitments. As part of the Company’s net realizable value assessment of its inventory, the Company assesses whether it has any excess non-cancelable purchase commitments resulting from its two minimum supply agreements with its suppliers of linaclotide API outside of North America.

In July 2015 and August 2015, the Company entered into amendments to its agreements with two of its suppliers of linaclotide API. One amendment reduced the Company’s non-cancelable purchase commitments and the other increased the Company’s non-cancelable purchase commitments, but extended the timeframe over which the Company must purchase the API. The amended contracts include total non-cancelable commercial supply purchase obligations of approximately $34.9 million through 2023.

The determination of the net realizable value of inventory and non-cancelable purchase commitments is based on demand forecasts from the Company’s partners, that are received quarterly, to project the next 24 months of demand and the Company’s internal forecast for projected demand in subsequent years. During the three months ended June 30, 2015, Almirall reduced its forecasted purchases of linaclotide API for Europe for the subsequent 18 months. In addition, the CFDA recently made regulatory changes to the marketing approval process in China which resulted in a lengthened approval timeline for linaclotide. The reduced demand from Almirall and the extended timeline for commercialization of linaclotide in China resulted in lower projected sales of linaclotide API to the Company’s partners in Europe and China during the years included in the assessment. As a result, during the three months ended June 30, 2015, the Company wrote-down the balance of its inventory of approximately $5.0 million to zero and accrued approximately $3.2 million for excess non-cancelable inventory purchase commitments.

The Company’s loss on non-cancelable API purchase commitments for the three months ended September 30, 2015 was approximately $9.4 million, which primarily relates to the amendment to the license agreement with Allergan pertaining to the development and commercialization of linaclotide for Europe executed in October 2015. Pursuant to the terms of the amendment, Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from the Company, as well as the associated costs (Note 3), which resulted in the Company accruing for the loss on the non-cancelable inventory purchase commitments under one of its API supply agreements covering commercial supply of linaclotide API for the European market. The Company has evaluated all remaining minimum purchase commitments under its API supply agreements for territories outside of North America and concluded that the approximately $22.3 million of purchase commitments from the second API supply agreement covering the Japan, China, Hong Kong and Macau markets are realizable.

The write-down of inventory to net realizable value and the loss on non-cancelable inventory purchase commitments is recorded as a separate line item in the Company’s Condensed Consolidated Statement of Operations.  As of September 30, 2015, the accrual for excess purchase commitments is recorded as approximately $2.5 million in accrued expenses and other current liabilities and approximately $10.1 million in other liabilities in the Company’s Condensed Consolidated Balance Sheet.

During the three months ended June 30, 2014, Almirall reduced its inventory demand forecast, mainly due to the suspension of the commercialization of CONSTELLA in Germany, which led the Company to write down approximately $8.9 million of inventory to net realizable value.

7.  Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Manufacturing equipment	$3,747	$3,623
Laboratory equipment	14,229	15,126
Computer and office equipment	5,220	5,185
Furniture and fixtures	2,093	2,093
Software	14,168	13,921
Construction in process	169	1,457
Leased vehicles	4,531	4,472
Leasehold improvements	38,475	36,928
	82,632	82,805
Less accumulated depreciation and amortization	(59,449)	(52,979)
	$23,183	$29,826

In the third quarter of 2014, the Company entered into arrangements, with the landlord’s consent, to sublease a portion of its Cambridge, Massachusetts corporate headquarters as it does not intend to use the space for its operations.  During the three months ended September 30, 2014, the Company recorded aggregated charges of approximately $2.6 million, which represented its obligations to the landlord associated with the sublet space, net of sublease income due to the Company under the subleases, and a partial write-down of leasehold improvement assets not utilized by the Company under the terms of the subleases.

8.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Salaries and benefits	$16,139	$16,582
Professional fees	626	574
Accrued interest	3,012	850
Accrued loss on non-cancellable purchase commitments	2,510	—
Other	2,291	4,606
	$24,578	$22,612

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

The Company’s outstanding Convertible Note balances as of September 30, 2015 consisted of the following (in thousands):

Liability component:
Principal	$335,699
Less: unamortized debt discount	(110,703)
Net carrying amount	$224,996
Equity component	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to its seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through September 30, 2015 was 9.34%.  The following table sets forth total interest expense recognized related to the 2022 Notes during the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Contractual interest expense	$1,888	$2,181
Amortization of debt issuance costs	137	160
Amortization of debt discount	3,001	3,496
Total interest expense	$5,026	$5,837

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

11% PhaRMA Notes due 2024

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The PhaRMA Notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “Payment Date”) beginning June 15, 2013. On March 15, 2014, the Company began making quarterly payments on the PhaRMA Notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the PhaRMA Notes (the “Required Interest Amount”). Principal on the PhaRMA Notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the PhaRMA Notes are based on the Synthetic Royalty Amount, which will vary from quarter to quarter, the PhaRMA Notes may be repaid prior to June 15, 2024, the final legal maturity date. The Company made principal payments of approximately $9.6 million through September 30, 2015, and expects to pay approximately $20.1 million of the principal within twelve months following September 30, 2015.

The PhaRMA Notes are secured solely by a security interest in a segregated bank account established to receive the required quarterly payments. Up to the amount of the required quarterly payments under the PhaRMA Notes, Allergan will deposit its quarterly profit (loss) sharing payments due to the Company under the collaboration agreement for North America, if any, into the segregated bank account. If the funds deposited by Allergan into the segregated bank account are insufficient to make a required payment of interest or principal on a particular Payment Date, the Company is obligated to deposit such shortfall out of the Company’s general funds into the segregated bank account.

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

The PhaRMA Notes contain certain covenants related to the Company’s obligations with respect to the commercialization of LINZESS and the related collaboration agreement with Allergan for North America, as well as certain customary covenants, including covenants that limit or restrict the Company’s ability to incur certain liens, merge or consolidate or make dispositions of assets. The PhaRMA Notes also specify a number of events of default (some of which are subject to applicable cure periods), including, among other things, covenant defaults, other non-payment defaults, and bankruptcy and insolvency defaults. Upon the occurrence of an event of default, subject to cure periods in certain circumstances, all amounts outstanding may become immediately due and payable.

The upfront cash proceeds of $175.0 million, less a discount of approximately $0.4 million for payment of legal fees incurred on behalf of the noteholders, were recorded as notes payable at issuance. The Company also capitalized approximately $7.3 million of debt issuance costs in connection with the PhaRMA Notes. During the three months ended June 30, 2015, the Company early adopted ASU 2015-03, which requires debt issuance costs to be presented in an entity’s balance sheet as a direct deduction from the associated debt liability (Note 1). The Company’s adoption of ASU 2015-03 resulted in a balance sheet reclassification of issuance costs in connection with the PhaRMA Notes of approximately $1.4 million of prepaid expenses and other current assets and approximately $2.8 million of other assets to a reduction in PhaRMA notes payable as of December 31, 2014. The PhaRMA Notes issuance costs and discount are being amortized over the estimated term of the obligation using the effective interest method. The repayment provisions represent embedded derivatives that are clearly and closely related to the PhaRMA Notes and as such do not require separate accounting treatment.

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

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$2,662	$2,151	$7,407	$7,112
Selling, general and administrative	3,978	3,385	11,562	10,510
	$6,640	$5,536	$18,969	$17,622

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted-Average Exercise Price
	(in thousands)
Outstanding at December 31, 2014	19,957	$10.07
Granted	3,145	15.14
Exercised	(1,538)	6.35
Cancelled	(628)	12.98
Outstanding at September 30, 2015	20,936	$11.02

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected volatility	46.1%	47.8%	46.1%	46.9%
Expected term (in years)	6.0	6.1	6.0	6.1
Risk-free interest rate	1.8%	1.9%	1.7%	1.8%
Expected dividend yield	—%	—%	—%	—%

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

A summary of RSU activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Fair Value
	(in thousands)
Unvested as of December 31, 2014	—	—
Granted	557	$15.12
Vested	—	—
Forfeited	(25)	15.62
Unvested as of September 30, 2015	532	$15.09

11.  Related Party Transactions

The Company has and currently obtains legal services from a law firm that is an investor in the Company. The Company paid an insignificant amount in legal fees to this investor during the three and nine months ended September 30, 2015 and 2014. At September 30, 2015 and December 31, 2014, the Company had an insignificant amount of accounts payable due to this related party.

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. In November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 3). These shares of preferred stock converted to the Company’s Class B common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from Allergan and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. At September 30, 2015, the Company had an insignificant amount in related party accounts receivable associated with Almirall and approximately $34.4 million in related party accounts receivable, net of related party accounts payable, associated with Allergan. At December 31, 2014, the Company did not have any related party accounts receivable associated with Almirall and approximately $25.8 million in related party accounts receivable, net of related party accounts payable, associated with Allergan.

12.  Subsequent Events

In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. Concurrently, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize linaclotide in Mexico to Allergan. Additionally, in October 2015, the Company and Allergan separately entered into an amendment to the license agreement relating to the development and commercialization of linaclotide in Europe to modify the remaining sales-based milestones and royalties payable to the Company and to provide for Allergan’s assumption of responsibility for, and cost of, the manufacturing of linaclotide API for Europe from the Company (Notes 3 and 6).

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

In August 2012, the U.S. Food and Drug Administration, or FDA, approved LINZESS as a once-daily treatment for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. We and Allergan plc (together with its affiliates), or Allergan (formerly Actavis plc), began commercializing LINZESS in the U.S. in December 2012.

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first, and to date, only drug approved in the European Union, or E.U., for IBS-C. Our former European partner, Almirall, S.A., or Almirall, began commercializing CONSTELLA in Europe in the second quarter of 2013. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain. In May 2014, Almirall suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA. Allergan is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Allergan, Almirall had exclusive rights to commercialize linaclotide in Mexico as LINZESS. In May 2014, Allergan began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. In October 2015, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize linaclotide in Mexico to Allergan.

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

We and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In October 2015, as part of this strategy, we and Allergan reported positive top-line results from a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC in the U.S. If approved, the 72 mcg dose and the currently approved 145 mcg dose would provide a broader range of treatment options to physicians and adult CIC patients in the U.S. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide, a guanylate cyclase type-C, or GC-C, agonist, to advance a second GC program targeting soluble guanylate cyclase, or sGC. sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications.

In August 2015, we and Allergan entered into an agreement for the co-promotion of VIBERZI™ (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from irritable bowel syndrome with diarrhea, or IBS-D. Under the terms of the agreement, our clinical sales specialists will detail VIBERZI to the approximately 25,000 health care practitioners to whom they detail LINZESS. Allergan will be responsible for all costs and activities relating to the commercialization of VIBERZI outside of the co-promotion. The agreement provides that the non-exclusive co-promotion will begin when VIBERZI becomes commercially available, and will continue until December 31, 2017, unless earlier terminated by either party pursuant to the provisions of the agreement. Our promotional efforts will be compensated based on the volume of calls delivered by our sales force, as well as agreed upon performance metrics, including the potential to achieve milestone payments up to $20.0 million based on the net sales of VIBERZI in 2017 and 2018. We will also be compensated via reimbursements for medical education initiatives.

In October 2015, we and Allergan entered into an amendment to the license agreement relating to the development and commercialization of linaclotide in Europe to modify the remaining sales-based milestones and royalties payable to us and to provide for Allergan’s assumption of responsibility for, and cost of,  the manufacturing of linaclotide API for Europe from us. This amendment, together with the transfer of the European license for linaclotide from Almirall to Allergan, is more fully described in Note 3, Collaboration and License Agreements, to our condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

To date, we have dedicated substantially all of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of September 30, 2015, we had an accumulated deficit of approximately $1.1 billion and we expect to continue to incur net losses for the foreseeable future.

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

Financial Overview

Revenue.  Revenue to date has been generated primarily through our collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, and our license agreements for the development and commercialization of linaclotide in Japan with Astellas and the development and commercialization of linaclotide in Europe with Allergan (formerly with Almirall). The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) the manufacture of finished drug product, active pharmaceutical ingredient, or API, or development materials for the collaborative partners. Payments to us may include one or more of the following: nonrefundable license fees, payments for research and development activities, payments for the manufacture of finished drug product, API or development materials, payments based upon the achievement of certain milestones and royalties on product sales. Additionally, we receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China. LINZESS launched in the U.S. in December 2012 and CONSTELLA became commercially available in certain European countries beginning in the second quarter of 2013. Linaclotide is also approved in a number of other countries.

We record our share of the net profits and losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments as collaborative arrangements revenue or collaboration expense, as applicable. Net profits or losses consist of net sales to third-party customers in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. Although we expect net sales to increase over time, the settlement payments between Allergan and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling, general and administrative expenses incurred by each party. In addition, our collaborative arrangements revenue may fluctuate as a result of timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of linaclotide in the European, Canadian or Mexican markets. One instance of this potential fluctuation relates to the challenging environment in the European pharmaceutical sector, including challenges in obtaining adequate pricing and reimbursement for pharmaceutical products in Europe. Based on the challenges, it became clear to us and our former European partner, Almirall, that revising certain aspects of our current partnership would benefit the potential for linaclotide. Accordingly, in June 2013 and February 2014, we amended the European license agreement to make the amount and timing of certain of the commercial launch milestones contingent on the reimbursement amount in such countries in exchange for additional new sales-based incentives and a more favorable royalty structure at certain sales thresholds. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. Concurrently, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize linaclotide in Mexico to Allergan. Additionally, in October 2015, we and Allergan separately entered into an amendment to the license agreement relating to the development and commercialization of linaclotide in Europe to modify the remaining sales-based milestones and royalties payable to us and to provide for Allergan’s assumption of responsibility for, and cost of, the manufacturing of linaclotide API for Europe from us.

In March 2015, we entered into an agreement to co-promote Exact Sciences’ Cologuard®, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer. Under the terms of the arrangement, our sales team is promoting and educating health care practitioners regarding Cologuard, with LINZESS remaining our first-position product. We will be compensated from the net sales of Cologuard generated from the physicians on whom we call. Under the terms of the arrangement, we will be compensated via reimbursements for sales detailing, promotional support services and medical education initiatives. During the initial one-year term of the agreement, we could receive up to a maximum reimbursement of approximately $4.8 million. Royalties are earned on the net sales of Cologuard generated from the healthcare practitioners on whom we call during the term, and for one year following the termination of the arrangement, less the sales promotion reimbursement to us.

Cost of Revenue.  Cost of revenue is recognized upon shipment of linaclotide API to certain of our licensing partners outside of the U.S. Our cost of revenue consists of the internal and external costs of producing such API.

Write-down of inventory to net realizable value and loss on non-cancelable purchase commitments.  During the three months ended June 30, 2015, Almirall reduced its near term demand forecast for the European territory.  In addition, the CFDA made recent regulatory changes to the approval process in China which resulted in an extended timeline to commercialization for linaclotide. As a result, during the three months ended June 30, 2015, we wrote-down our on hand inventory balance of approximately $5.0 million to zero, and also accrued approximately $3.2 million for excess non-cancelable inventory purchase commitments.

Our loss on non-cancelable API purchase commitments for the three months ended September 30, 2015 was approximately $9.4 million, which primarily relates to the amendment to the license agreement with Allergan pertaining to the development and commercialization of linaclotide for Europe executed in October 2015. Pursuant to the terms of the amendment, Allergan assumed responsibility for the manufacturing of linaclotide API for Europe, as well as the associated costs, which resulted in accruing for the loss on the non-cancelable inventory purchase commitments under one of our API supply agreements covering the commercial supply of linaclotide API for the European market. We have evaluated all remaining minimum purchase commitments under our API supply agreements for territories outside of North America and concluded that the approximately $22.3 million of purchase commitments from the second API supply agreement covering the Japan, China, Hong Kong and Macau markets are realizable.

These charges are more fully described in Note 6, Inventory, to our condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Research and Development Expense.  Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of compensation, benefits and other employee-related expenses, research and development related facility costs, third-party contract costs relating to nonclinical study and clinical trial activities, development of manufacturing processes, regulatory registration of third-party manufacturing facilities and costs associated with linaclotide API prior to meeting our inventory capitalization policy, as well as licensing fees for our product candidates. We charge all research and development expenses to operations as incurred. Under our collaboration agreements with Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau, we are reimbursed for certain research and development expenses, and we net these reimbursements against our research and development expenses as incurred. Payments to Allergan or AstraZeneca for such territories are recorded as incremental research and development expense.

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

We and Allergan are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. In October 2015, as part of this strategy, we and Allergan reported positive top-line results from a Phase III clinical trial in the U.S. evaluating a 72 mcg dose of linaclotide in adult patients with CIC. If approved, the 72 mcg dose and the currently approved 145 mcg dose would provide a broader range of treatment options to physicians and adult CIC patients in the U.S. Our development opportunities also include linaclotide colonic release, a targeted oral delivery formulation of linaclotide designed to potentially enhance lower abdominal pain relief in adult IBS-C patients, as well as providing the opportunity to investigate linaclotide as a potential treatment for multiple GI disorders with lower abdominal pain as a predominant symptom. Additionally, we and Allergan are studying linaclotide as a potential treatment of the GI dysfunction associated with opioid-induced constipation in adult patients and have established a plan with the FDA for clinical pediatric studies with linaclotide, as described below.

Development Candidates. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs. This includes IW-9179, a GC-C agonist designed to target upper GI conditions, which is being explored for the treatment of diabetic gastroparesis and functional dyspepsia. Additionally, IW-3718 is a gastric retentive formulation of a bile acid sequestrant that is being evaluated for the potential treatment of GERD symptoms in patients who have not responded adequately to treatment with a proton pump inhibitor. We are also leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide, a GC-C agonist, to advance a second GC program targeting sGC, which we are exploring for utility in disorders associated with vascular dysfunction and fibrosis. We have additional assets in early development that we continue to advance, and we are exploring strategic options for further development of these assets.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2015 and 2014. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA and licensing fees for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Linaclotide	$10,882	$11,627	$38,336	$35,025
Development candidates:
GI disorders (three compounds)(1)	5,613	4,185	12,862	11,443
sGC development candidates (two compounds)(1)	4,491	3,470	15,249	7,568
Central nervous system disorders (one compound)(1)	481	224	933	1,903
Total development candidates	10,585	7,879	29,044	20,914
Discovery research	4,363	5,616	13,739	18,469
	$25,830	$25,122	$81,119	$74,408

(1)                                 Number of compounds is for the three months ended September 30, 2015.

Since 2004, the date we began tracking costs by program, we have incurred approximately $345.0 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau for linaclotide and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. In August 2012, the FDA approved our New Drug Applications for LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. In connection with the FDA approval, we are required to conduct certain nonclinical and clinical studies, including those aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Allergan established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. The first step in this plan was to undertake certain additional nonclinical studies. We and Allergan have completed these nonclinical studies and have initiated two Phase II clinical pediatric studies in IBS-C patients age seven to 17 and functional constipation patients age six to 17. In October 2012, we entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in its indicated populations, as well as studying linaclotide in additional indications and populations and in new formulations to assess its potential to treat various GI conditions. Therefore, we cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide in pediatrics, for other geographic markets, within its indicated population, in additional indications and populations or in new formulations. In addition to linaclotide-based opportunities, we are advancing multiple GI development programs as well as further leveraging our pharmacological expertise in GC pathways that we established through the development of linaclotide, a GC-C agonist, to advance a second GC program targeting sGC. sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in cardiovascular disease and other indications. Given the inherent uncertainties that come with the development of pharmaceutical products, we cannot estimate with any degree of certainty how these programs will evolve, and therefore the amount of time or money that would be required to obtain regulatory approval to market them. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, linaclotide’s utility will be expanded in its indicated population; if or when linaclotide will be developed in pediatrics or otherwise outside of its current markets, indications, populations or formulations; or when, if ever, any of our other product candidates will generate revenues and cash flows.

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

Other (Expense) Income.  Interest expense consists primarily of cash and non-cash interest costs related to our outstanding 11% PhaRMA Notes due 2024, or the PhaRMA Notes, and the 2022 Notes issued in June 2015. Non-cash interest expense consists of amortization of the debt discount and associated debt issuance costs associated with the PhaRMA Notes and 2022 Notes. We amortize these costs using the effective interest rate method over the life of the respective note agreements as interest expense in our statements of operations.

Interest income consists of interest earned on our cash, cash equivalents and marketable securities.

Loss on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded as derivative assets and liabilities because they do not qualify for equity classification or hedge accounting. The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded immediately in our Condensed Consolidated Statements of Operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, available-for-sale securities, inventory valuation and related reserves, impairment of long-lived assets, fair value of derivatives, balance sheet classification of notes payable and convertible notes, income taxes including the valuation allowance for deferred tax assets, research and development expenses, contingencies and share-based compensation, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

In June 2015, in connection with the issuance of the 2022 Notes and in order to reduce the potential dilution to our Class A common stock and/or offset cash payments due upon conversion of the 2022 Notes, we entered into the Convertible Note Hedges and Note Hedge Warrants transactions.  These instruments were determined to be derivative financial instruments, as the instruments meet the criteria for classification as derivatives under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). The derivatives are recorded as assets or liabilities at fair value using the Black-Scholes option pricing model, and the changes in fair value are immediately included in our Condensed Consolidated Statements of Operations as the derivatives had not been formally designated as hedges for accounting purposes in accordance with ASC 815. Changes in the fair value of the derivatives could vary significantly from period to period.  Refer to Note 1, “Nature of Business,” in the accompanying notes to our condensed consolidated financial statements for additional information.

Otherwise, during the nine months ended September 30, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on February 18, 2015, or the 2014 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Collaborative arrangements revenue:	$39,572	$16,918	$96,248	$38,363
Cost and expenses:
Cost of revenue	—	—	12	3,548
Write-down of inventory to net realizable value and loss on non-cancellable purchase commitments	9,488	—	17,638	8,894
Research and development	25,830	25,122	81,119	74,408
Selling, general and administrative	30,439	28,535	93,740	87,758
Total cost and expenses	65,757	53,657	192,509	174,608
Other (expense) income:
Interest expense	(10,021)	(5,320)	(21,115)	(15,906)
Interest and investment income	156	71	292	180
Loss on derivatives	(11,340)	—	(11,548)	—
Other expense, net	(21,205)	(5,249)	(32,371)	(15,726)
Net loss	$(47,390)	$(41,988)	$(128,632)	$(151,971)

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Collaborative arrangements revenue	$39,572	$16,918	$22,654	134%	$96,248	$38,363	$57,885	151%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $22.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily related to an approximately $21.3 million increase in our share of the net profits from the sale of LINZESS in the U.S., an approximately $2.1 million increase related to our co-promotion arrangement with Exact Sciences entered into in March 2015, an approximately $0.5 million increase in revenue recognized from our linaclotide licensing partners for the achievement of milestones, and an approximately $0.3 million increase in linaclotide royalty revenue from partnered territories. This increase was partially offset by an approximately $1.5 million decrease in license revenue related to our collaboration agreement with AstraZeneca.

The increase in revenue from collaborative arrangements of approximately $57.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily related to an approximately $60.4 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $3.0 million increase related to our co-promotion arrangement with Exact Sciences entered into in March 2015, and an approximately $0.5 million increase in royalty revenue from partnered territories. The increases were partially offset by an approximately $5.3 million decrease in revenue from the shipments of linaclotide API to our licensing partners, primarily Almirall, an approximately $0.4 million decrease in license revenue related to our collaboration agreement with AstraZeneca, and an approximately $0.3 million net decrease in revenue recognized from our linaclotide licensing partners for the achievement of milestones.

Cost and Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenue	$—	$—	$—	—%	$12	$3,548	$(3,536)	(100)%
Write-down of inventory to net realizable value and loss on non-cancellable purchase commitments	9,488	—	9,488	100%	17,638	8,894	8,744	98%
Research and development	25,830	25,122	708	3%	81,119	74,408	6,711	9%
Selling, general and administrative	30,439	28,535	1,904	7%	93,740	87,758	5,982	7%
Total cost and expenses	$65,757	$53,657	$12,100	23%	$192,509	$174,608	$17,901	10%

Cost of Revenue.  There was no change  in cost of revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

The decrease in cost of revenue of approximately $3.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was attributable to lower sales of linaclotide API to our licensing partners.

Write-down of inventory to net realizable value and loss on non-cancelable purchase commitments.  The increase in write-down of inventory and loss on non-cancelable purchase commitments of approximately $9.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and of approximately $8.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily related to an accrual for a loss on non-cancelable inventory purchase commitments partially offset by an approximately $3.9 million decrease in the amount of inventory written down to estimated net realizable value in the nine months ended September 30, 2015.

Inventory represents linaclotide API that is available for commercial sale. We evaluate inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired is written down with a corresponding charge to the statement of operations in the period that the impairment is first identified.

We have entered into multiple commercial supply agreements for the purchase of linaclotide API, as we are responsible for supplying API to our collaboration partners outside of North America and Europe. Two of our API supply agreements contain minimum purchase commitments. In addition, we and Allergan are jointly obligated to make minimum purchases of linaclotide API for the territories covered by our collaboration with Allergan in North America. Currently, Allergan fulfills all such minimum purchase commitments.  As part of our net realizable value assessment of our inventory, we assess whether we have any excess non-cancelable purchase commitments resulting from our two minimum supply agreements with our suppliers of linaclotide API outside of North America. In July 2015 and August 2015, we entered into amendments to our agreements with both of these suppliers of linaclotide API. The minimum purchase requirements from these amended supply agreements are included in our determination of our excess non-cancelable purchase commitments each period.

The determination of the net realizable value of inventory and non-cancelable purchase commitments is based on demand forecasts from our partners that are received quarterly, to project the next 24 months of demand and our internal forecast for projected demand in subsequent years. During the three months ended June 30, 2015, Almirall reduced its forecasted purchases of linaclotide API for Europe for the subsequent 18 months. In addition, the CFDA recently made regulatory changes to the marketing approval process in China which resulted in a lengthened approval timeline for linaclotide.  The reduced demand from Almirall, and the extended timeline for commercialization of linaclotide in China resulted in lower projected sales of linaclotide API to our partners in Europe and China during the years included in the assessment.  As a result, during the three months ended June 30, 2015, we wrote-down the balance of our inventory of approximately $5.0 million to zero and accrued approximately $3.2 million for excess non-cancelable inventory purchase commitments.

Our loss on non-cancelable API purchase commitments for the three months ended September 30, 2015 was approximately $9.4 million, which primarily relates to the amendment to the license agreement with Allergan pertaining to the development and commercialization of linaclotide for Europe executed in October 2015. Pursuant to the terms of the amendment, Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from us, as well as the associated costs, which resulted in the Company accruing for the loss on the non-cancelable inventory purchase commitments under one of our API supply agreements covering commercial supply of linaclotide for the European market. We have evaluated all remaining minimum purchase commitments under our API supply agreements for territories outside of North America and concluded that the approximately $22.3 million of purchase commitments from the second API supply agreement covering the Japan, China, Hong Kong and Macau markets are realizable. These charges are more fully described in Note 6, Inventory, to our condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

The write-down of inventory to net realizable value and the loss on non-cancelable purchase commitments is recorded as a separate line item in our Condensed Consolidated Statement of Operations.  As of September 30, 2015, the accrual for excess purchase commitments is recorded as approximately $2.5 million in accrued expenses and other current liabilities and approximately $10.1 million in other liabilities in our Condensed Consolidated Balance Sheet.

During the three months ended June 30, 2014, Almirall reduced its inventory demand forecast, mainly due to the suspension of the commercialization of CONSTELLA in Germany, which led us to write down approximately $8.9 million of inventory to net realizable value.

Research and Development Expense.  The increase in research and development expense of approximately $0.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily related to an increase of approximately $2.3 million in external costs related to the development of linaclotide, including increased costs associated with clinical trial activity; an increase of approximately $2.0 million in compensation, share-based compensation, benefits and other employee-related expenses; and an increase of approximately $1.0 million in research costs related to our early stage pipeline candidates. These increases were partially offset by a decrease of approximately $2.1 million in operating costs, including information technology infrastructure costs and facility costs such as rent and amortization of leasehold improvements allocated to research and development; an approximately $1.7 million decrease in net costs related to the collaboration with Allergan; an approximately $0.5 million decrease in costs associated with the collaboration with AstraZeneca; and an approximately $0.3 million decrease related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy.

The increase in research and development expense of approximately $6.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was related to an increase of approximately $20.0 million in external costs related to the development of linaclotide, including increased costs associated with clinical trial activity; an increase of approximately $3.1 million in compensation, share-based compensation, benefits and other employee-related expenses; and an increase of approximately $2.2 million in research costs related to our early stage pipeline candidates. These increases were partially offset by a decrease in costs of approximately $11.5 million as a result of an increase in expense reimbursements related to the collaboration with Allergan; a decrease of approximately $3.1 million related to our January 2014 workforce reduction; a decrease of approximately $2.3 million in operating costs, including information technology infrastructure costs and facility costs such as rent and amortization of leasehold improvements allocated to research and development; a decrease of approximately $1.1 million in costs related to the collaboration with AstraZeneca; and a decrease of approximately $0.6 million related to the development of manufacturing processes and costs associated with linaclotide API prior to meeting our inventory capitalization policy.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $1.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily as a result of an approximately $1.9 million increase in compensation, share-based compensation, benefits and other employee-related expenses, and an approximately $0.5 million increase in costs associated with selling expenses and marketing programs. These increases were partially offset by an approximately $0.4 million decrease in selling, general and administrative expenses related to facilities and information technology infrastructure costs associated with operating our Cambridge, Massachusetts facility, including rent and amortization of leasehold improvements.

Selling, general and administrative expenses increased approximately $6.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of an approximately $3.8 million increase in compensation, share-based compensation, benefits and other employee-related expenses, an approximately $1.6 million increase in external consulting and other service costs primarily associated with commercial activities to support linaclotide, an approximately $1.5 million increase in costs associated with selling expenses and marketing programs, and an approximately $0.3 million increase in selling, general and administrative expenses related to facilities and information technology infrastructure costs associated with operating our Cambridge, Massachusetts facility, including rent and amortization of leasehold improvements. These increases were partially offset by a decrease in costs of approximately $1.2 million related to our January 2014 workforce reduction.

Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(10,021)	$(5,320)	$(4,701)	88%	$(21,115)	$(15,906)	$(5,209)	33%
Interest and investment income	156	71	85	120%	292	180	112	62%
Loss on derivatives	(11,340)	—	(11,340)	(100)%	(11,548)	—	(11,548)	(100)%
Total other expense, net	$(21,205)	$(5,249)	$(15,956)	304%	$(32,371)	$(15,726)	$(16,645)	106%

Interest expense increased approximately $4.7 million and approximately $5.2 million for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014 mainly due to an increase in interest expense of approximately $5.0 million and $5.8 million associated with our 2022 Notes. This increase was partially offset by a decrease of approximately $0.3 million and approximately $0.6 million in interest expense associated with the PhaRMA Notes for the three and nine months ended September 30, 2015, respectively.

The approximately $11.3 million increase in the net loss on derivatives for the three months ended September 30, 2015, compared to the three months ended September 30, 2014 is due to an approximately $17.8 million decrease in the fair value of the Convertible Note Hedges, partially offset by an approximately $6.5 million decrease in the fair value of the Note Hedge Warrants.  The approximately $11.5 million increase in the net loss on derivatives for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 is due to an approximately $19.4 million decrease in the fair value of the Convertible Note Hedges, partially offset by an approximately $7.9 million decrease in the fair value of the Note Hedge Warrants.

Liquidity and Capital Resources

At September 30, 2015, we had approximately $462.3 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2015, our balances of cash, cash equivalents and available-for-sale securities increased approximately $214.0 million. This increase is primarily due to approximately $335.7 million in gross proceeds from the issuance of our 2022 Notes in June 2015, approximately $70.8 million in gross proceeds from the issuance of Note Hedge Warrants issued in connection with the 2022 Notes, and approximately $11.9 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan. These cash inflows were partially offset by the purchase of Convertible Note Hedges for approximately $91.9 million in connection with our 2022 Notes, the payment of approximately $11.7 million of debt issuance costs in connection with our 2022 Notes, as well as the cash used to operate our business, including payments related to, among other things, research and development and selling, general and administrative expenses as we continued to invest in our research pipeline and support the continued commercialization of LINZESS in the U.S. We also made principal payments of approximately $8.4 million on our outstanding PhaRMA Notes, invested approximately $3.3 million in capital expenditures, and made payments of approximately $1.0 million on capital lease obligations.

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

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of September 30, 2015, we had an accumulated deficit of approximately $1.1 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments as well as reimbursement of certain expenses; debt financings, including approximately $167.3 million of net proceeds from the private placement of our PhaRMA Notes in January 2013 and approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015; and the strategic sale of assets or businesses.

Funding Requirements

In August 2012, we received regulatory approval for LINZESS in the U.S. for the treatment of IBS-C or CIC in adults and, in December 2012, commenced our commercial launch with our collaboration partner, Allergan. While we began commercializing LINZESS in the fourth quarter of 2012, our company has not achieved profitability. In November 2012, our European partner, Almirall, received approval for CONSTELLA for the treatment of IBS-C in adults, which is currently being commercialized in certain European countries by Almirall. In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and, through a sublicense from Allergan, Almirall has exclusive rights to commercialize linaclotide in Mexico as LINZESS. In October 2015, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize linaclotide in Mexico to Allergan. In May 2014, Allergan began commercializing CONSTELLA in Canada and in June 2014, Almirall began commercializing LINZESS in Mexico. Our partnership with Allergan for North America requires total net sales of LINZESS in the U.S. to be reduced by commercial costs incurred by each party, and such resulting net profit or net loss attributable to LINZESS is shared equally between us and Allergan. Additionally, we receive royalties based on sales of linaclotide in the European territory, Canada, and Mexico from our partners. We cannot anticipate when, if ever, proceeds generated from sales of LINZESS and CONSTELLA will enable us to become cash flow positive. We anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, and continue to invest in our pipeline and potentially other external opportunities. In addition, we are generally required to make cash expenditures to manufacture linaclotide API in advance of selling it to our collaboration partners and collecting payments for such inventory sales, which may result in significant periodic uses of cash. We believe that our cash on hand as of September 30, 2015 will be sufficient to meet our projected operating needs at least through the next twelve months.

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

In July 2015 and August 2015, we amended two of our commercial supply agreements with contract manufacturing organizations for the purchase of linaclotide finished drug product and API.  The agreements include minimum purchase requirements by calendar year. The table below reflects our amended minimum purchase requirements under these commercial supply agreements, as well as any outstanding non-cancelable purchase orders, by calendar year, related to the supply contracts associated with the territories not covered by our collaboration with Allergan for North America.

	Payments Due by Period
	Total	Less Than 1 Year	1—3 Years	3—5 Years	More Than 5 Years
	(in thousands)
Commercial supply obligations	$34,950	$2,510	$7,048	$10,478	$14,914

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

During the three months ended June 30, 2015, we early adopted Accounting Standards Update, or ASU, No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 requires debt issuance costs to be presented in the Balance Sheets as a direct deduction from the associated debt liability. We elected early adoption in the three months ended June 30, 2015, which resulted in a balance sheet reclassification of issuance costs in connection with the PhaRMA Notes of approximately $1.4 million recorded in prepaid expenses and other current assets and approximately $2.8 million in other assets to a reduction in PhaRMA notes payable as of December 31, 2014. Refer to Note 1, “Nature of Business,” and Note 9, “Notes Payable,” in the accompanying notes to our condensed consolidated financial statements for additional information.

Otherwise, we did not adopt any new accounting pronouncements during the nine months ended September 30, 2015 that had a material effect on our condensed consolidated financial statements included in this report.

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

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, beginning on December 15, 2015. As of September 30, 2015, the fair value of the 2022 Notes was estimated by us to be $302.7 million. Refer to Note 9, “Notes Payable,” and Note 4, “Fair Value of Financial Instruments,” in the accompanying notes to our condensed consolidated financial statements for additional information.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2015 and 2014 had a significant impact on our results of operations.

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

In August 2012, the FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. We and our partner, Allergan plc (together with its affiliates), or Allergan (formerly Actavis plc), began selling LINZESS in the U.S. during December 2012. The commercial success of LINZESS depends on a number of factors, including:

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture linaclotide API and final linaclotide drug product, and to distribute that drug product to third party purchasers. We have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered and unpartnered territories. Each of Allergan and Astellas is responsible for drug product and finished goods manufacturing (including bottling and packaging) for its respective territories, and distributing the finished goods to wholesalers.  Among our drug product manufacturers, only Allergan has manufactured linaclotide on a commercial scale. We have an agreement with an independent third party to serve as an additional source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca, we are accountable for drug product and finished goods manufacturing for China, Hong Kong and Macau.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, and shortages of qualified personnel, as well as compliance with federal, state and foreign regulations and the challenges associated with complex supply chain management. Even if our manufacturers do not experience problems and commercial manufacturing is achieved, their maximum or available manufacturing capacities may be insufficient to meet commercial demand. Finding alternative manufacturers or adding additional manufacturers requires a significant amount of time and involves significant expense. New manufacturers would need to develop and implement the necessary production techniques and processes, which along with their facilities, would need to be inspected and approved by the regulatory authorities in each applicable territory.

If our API or drug product manufacturers fail to adhere to applicable GMP or other regulatory requirements, experience delays or disruptions in the availability of raw materials or experience manufacturing or distribution problems, we will suffer significant consequences, including product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these results, or if our manufacturers’ maximum or available capacities are insufficient to meet demand, we may not be able to successfully commercialize linaclotide.

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

Although many members of our global operations, commercial and medical affairs teams have strategic oversight of, and a certain level of involvement in, their functional areas globally, we do not have corresponding operational capabilities in these areas outside of the U.S. If Allergan, Astellas or AstraZeneca was subject to a change of control that allowed us to continue linaclotide’s development or commercialization anywhere outside of the U.S. on our own, and we chose to do so rather than establishing a relationship with a new partner, we would need to build operational capabilities in the relevant territory. In any of these situations, the timeline and likelihood of achieving regulatory approval and, ultimately, the commercialization of linaclotide could be negatively impacted.

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

In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. This approval followed the positive recommendation received from the European Committee for Medicinal Products for Human Use in September 2012.  In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan.  Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain.  In May 2014, our former European partner Almirall suspended commercialization of CONSTELLA in Germany following an inability to reach agreement with the German National Association of Statutory Health Insurance Funds on a reimbursement price that reflects the innovation and value of CONSTELLA.  Allergan is assessing all possibilities to facilitate continued access to CONSTELLA for appropriate patients in Germany.

The pricing and reimbursement strategy is a key component of Allergan’s commercialization plan for CONSTELLA in Europe.  Reimbursement sources are different in each country, and each country may include a combination of distinct potential payers, including private insurance and governmental payers. Countries in Europe may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and control the prices of medicinal products for human use. Our revenues may suffer if Allergan is unable to successfully and timely conclude reimbursement, price approval or funding processes and market CONSTELLA in key member states of the E.U., or if coverage and reimbursement for CONSTELLA is limited or reduced. If Allergan is not able to obtain coverage, pricing or reimbursement on acceptable terms or at all, or if such terms change in any countries in its territory, Allergan may not be able to, or may decide not to, sell CONSTELLA in such countries. Further, Allergan could sell CONSTELLA at a low price. Since we receive royalties on net sales of CONSTELLA in the E.U., which is correlated directly to the price at which Allergan sells CONSTELLA in the E.U., our royalty revenues globally could be limited should Allergan sell CONSTELLA at a low price or elect not to launch in a certain country within the E.U.

Because we work with partners to develop, manufacture and commercialize linaclotide, we are dependent upon third parties, and our relationships with those third parties, in our efforts to commercialize LINZESS and to obtain regulatory approval for, and to commercialize, linaclotide in our other partnered territories.

Allergan played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Allergan holds the NDA for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Allergan. Allergan is also responsible for the development, regulatory approval and commercialization of linaclotide in Canada and Mexico, which, for Mexico, it had sublicensed its commercialization rights to Almirall.  In October 2015, in connection with the transfer of the exclusive license to develop and commercialize linaclotide in Europe to Allergan, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize linaclotide in Mexico to Allergan. As a result, Allergan is also commercializing LINZESS in Mexico and CONSTELLA in Canada,  as well as commercializing CONSTELLA in certain countries in Europe, with  responsibility for obtaining regulatory approval of linaclotide in the other countries in its territory. Astellas, our partner in Japan, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its territory. Further, we are jointly overseeing the development, and will jointly oversee the commercialization, of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution.  Upon any approval, each of Astellas and AstraZeneca, as well as Allergan for the European region, is responsible for commercializing linaclotide in its respective territory, and each has agreed to use commercially reasonable efforts to do so. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

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

LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients 6 through 17 years of age.  This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients. The first step in this plan was to undertake additional nonclinical studies to further understand the results of the earlier neonatal mouse study and to understand the tolerability of LINZESS in older juvenile mice. We and Allergan have completed these nonclinical studies and have initiated two Phase II clinical pediatric studies in IBS-C patients age seven to 17 and functional constipation patients age six to 17.  Our ability to conduct clinical studies in younger pediatric patients will depend, in part, on the safety and efficacy data from our clinical studies in older pediatric patients.  Our ability to ever expand the indication for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical studies.

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

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) and two patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation.  We also have additional U.S. patents and applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the U.S. Patent and Trademark Office, or the USPTO, in the future.  If any or all of our LINZESS-related patents were invalidated, we would still have at least five years of marketing exclusivity under the Hatch-Waxman Act from FDA approval of LINZESS. We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide. We and Allergan launched LINZESS in the U.S. in December 2012, and we believe that it will take us some time to attain profitability and positive cash flow from operations for Ironwood. We have financed our operations to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our PhaRMA Notes related to the sales of LINZESS in the U.S. and our June 2015 issuance of our 2022 Notes, and we have incurred losses in each year since our inception in 1998. We incurred net losses of approximately $128.6 million and $152.0 million in the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of approximately $1.1 billion. Our prior losses and expected future losses, have had and we expect will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and our research and development of our product candidates.  As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when, or if, our company will become profitable.

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

Our ability to pay principal of and interest on our outstanding debt securities will depend in part on the receipt of payments from Allergan under our collaboration agreement for North America.

In January 2013, we issued $175.0 million aggregate principal amount of our PhaRMA Notes bearing an annual interest rate of 11% and in June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes bearing an annual interest rate of 2.25%. Quarterly interest payments on our PhaRMA Notes commenced on June 15, 2013 and semi-annual payments on our 2022 Notes will commence on December 15, 2015.  In March 2014, we began making quarterly payments on the PhaRMA Notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter and (ii) the quarterly interest amount. Principal on the PhaRMA Notes is repaid in an amount equal to the difference between (i) and (ii) above, when this is a positive number, until the principal has been paid in full. We expect that for the next few years, at a minimum, the net quarterly payments from Allergan will be our primary source of cash flow from operations. If the cash flows derived from the net quarterly payments that we receive from Allergan under the collaboration agreement for North America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether Allergan will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Allergan under the collaboration agreement for North America. Accordingly, since we believe that it will take our company some time to attain profitability and positive cash flow from operations, we cannot guarantee that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Allergan, (ii) there will be a net quarterly payment from Allergan at all or (iii) we will not also be required to make a true-up payment to Allergan under the collaboration agreement for North America, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of September 30, 2015, we had total indebtedness of approximately $501.1 million and available cash, cash equivalents and available for sale securities of $462.3 million. We chose to issue our PhaRMA Notes and 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions.  However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

Further, although we are not as restricted under our PhaRMA Notes as we might have been under a more traditional secured credit facility provided by a bank, the indenture governing our PhaRMA Notes contains a number of restrictive covenants that impose restrictions on us and may limit our ability to engage in certain acts, including restrictions on our ability to:

•                  amend our collaboration agreement with Allergan for North America in a way that would have a material adverse effect on the noteholders’ rights, or terminate this collaboration agreement with respect to the U.S.;

•                  transfer our rights to commercialize the product under our collaboration agreement with Allergan for North America; and

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of September 30, 2015, there were 126,820,615 and 15,841,444 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 15,946,129 and 4,990,312 outstanding stock options (vested and unvested) and 531,901 and zero unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively.  As of September 30, 2015, the holders of our Class A common stock own approximately 89% and the holders of our Class B common stock own approximately 11% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 44% and holders of our Class B common stock have approximately 56% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

Further, we are dependent on our collaboration partners for information related to our results of operations.  Our net profit or net loss generated from the sales of LINZESS in the U.S. is partially determined based on amounts provided by Allergan and involves the use of estimates and judgments, which could be modified in the future. We are also highly dependent on our partners for timely and accurate information regarding any revenues realized from sales of linaclotide in their respective territories, and in the case of Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau, the costs incurred in developing and commercializing it in order to accurately report our results of operations. Our results of operations are also dependent on the timeliness and accuracy of information from any other licensing, collaboration or other partners we may have, as well as our and our partners’ use of estimates and judgments.  If we do not receive timely and accurate information or if estimated activity levels associated with the relevant collaboration at a given point in time are incorrect, whether the result of a material weakness or not, we could be required to record adjustments in future periods.  Such adjustments, if significant, could have an adverse effect on our financial results, which could lead to a decline in our Class A common stock price.

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

Ironwood Pharmaceuticals, Inc.

Date: November 5, 2015	By:	/s/ PETER M. HECHT
Peter M. Hecht, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ GINA CONSYLMAN
Gina Consylman
Vice President, Finance and Chief Accounting Officer
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