Form 10-Q
period 2016-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2016-05-10
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 128,478,166 shares of Class A common stock outstanding and 16,126,146 shares of Class B common stock outstanding.

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

•                  the in-licensing or acquisition of externally discovered businesses, products or technologies, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions;

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$280,926	$261,287
Available-for-sale securities	153,526	178,107
Accounts receivable	908	2,884
Related party accounts receivable, net	52,110	51,634
Prepaid expenses and other current assets	7,731	6,293
Restricted cash, current portion	500	—
Total current assets	495,701	500,205
Restricted cash, net of current portion	8,247	8,747
Property and equipment, net	19,446	21,075
Convertible note hedges	77,688	86,466
Other assets	2,243	2,628
Total assets	$603,325	$619,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and related party accounts payable, net	$4,741	$8,589
Accrued research and development costs	6,625	4,245
Accrued expenses and other current liabilities	19,065	23,301
Current portion of capital lease obligations	2,447	2,631
Current portion of deferred rent	7,684	5,544
Current portion of deferred revenue	9,309	7,191
Current portion of PhaRMA notes payable	28,242	24,964
Total current liabilities	78,113	76,465
Capital lease obligations, net of current portion	253	306
Deferred rent, net of current portion	7,131	6,395
Deferred revenue, net of current portion	—	1,798
Note hedge warrants	68,193	75,328
Convertible senior notes	223,908	220,620
PhaRMA notes payable, net of current portion	124,672	132,964
Other liabilities	10,120	10,120
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 128,372,191 and 127,371,478 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	128	127
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 16,126,146 and 15,870,356 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	16	16
Additional paid-in capital	1,214,174	1,205,183
Accumulated deficit	(1,123,412)	(1,110,115)
Accumulated other comprehensive income (loss)	29	(86)
Total stockholders’ equity	90,935	95,125
Total liabilities and stockholders’ equity	$603,325	$619,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Collaborative arrangements revenue	$66,042	$28,932
Cost and expenses:
Cost of revenue	—	12
Research and development	31,842	26,641
Selling, general and administrative	36,168	30,346
Total cost and expenses	68,010	56,999
Loss from operations	(1,968)	(28,067)
Other (expense) income:
Interest expense	(9,907)	(5,220)
Interest and investment income	221	65
Loss on derivatives	(1,643)	—
Other expense, net	(11,329)	(5,155)
Net loss	$(13,297)	$(33,222)

Net loss per share - basic and diluted	$(0.09)	$(0.24)

Weighted average number of common shares used in net loss per share — basic and diluted:	143,593	141,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(13,297)	$(33,222)

Other comprehensive income:
Unrealized gains on available-for-sale securities	115	22
Total other comprehensive income	115	22
Comprehensive loss	$(13,182)	$(33,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,297)	$(33,222)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,833	2,891
Share-based compensation expense	6,806	5,426
Change in fair value of note hedge warrants	(7,135)	—
Change in fair value of convertible note hedges	8,778	—
Loss on facility subleases	3,480	—
Accretion of discount/premium on investment securities	340	161
Non-cash interest expense	3,572	370
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	1,500	(8,010)
Prepaid expenses and other current assets	(1,093)	483
Inventory	—	4
Other assets	385	(222)
Accounts payable, related party accounts payable and accrued expenses	(8,104)	(6,990)
Accrued research and development costs	2,380	5,696
Deferred revenue	320	(1,798)
Deferred rent	(604)	(573)
Net cash provided by (used in) operating activities	161	(35,784)
Cash flows from investing activities:
Purchases of available-for-sale securities	(52,629)	(72,281)
Sales and maturities of available-for-sale securities	76,985	94,006
Purchases of property and equipment	(1,008)	(1,987)
Proceeds from sale of property and equipment	—	23
Net cash provided by investing activities	23,348	19,761
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,841	7,946
Payments on capital leases	(413)	(278)
Principal payments on PhaRMA notes	(5,298)	(2,250)
Net cash (used in) provided by financing activities	(3,870)	5,418
Net increase (decrease) in cash and cash equivalents	19,639	(10,605)
Cash and cash equivalents, beginning of period	261,287	74,297
Cash and cash equivalents, end of period	$280,926	$63,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Nature of Business

Overview

Ironwood Pharmaceuticals, Inc. (the “Company”) is a commercial biotechnology company leveraging its proven development and commercial capabilities as it seeks to bring multiple medicines to patients. The Company is advancing two therapeutic platforms, which include product opportunities in areas of large unmet need, including irritable bowel syndrome with constipation (“IBS-C”) and chronic idiopathic constipation (“CIC”), vascular and fibrotic diseases, and refractory gastroesophageal reflux disease (“GERD”).

The Company’s first and to-date only commercial product, linaclotide, is available to adult men and women suffering from IBS-C or CIC in the United States (“U.S.”) under the trademarked name LINZESS®, and is available to adult men and women suffering from IBS-C in certain European countries under the trademarked name CONSTELLA®. The Company and its U.S. partner Allergan plc (together with its affiliates, “Allergan”) began commercializing LINZESS in the U.S. in December 2012. Under the Company’s collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between the Company and Allergan.

The Company’s former European partner, Almirall, S.A. (“Almirall”), began commercializing CONSTELLA in Europe for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan, and the Company and Allergan entered into an amendment to the European license agreement (Note 3). Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain.

Within the Company’s gastrointestinal (“GI”) platform, the Company and Allergan are exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility within IBS-C and CIC, as well as studying linaclotide in additional indications and populations to assess its potential to treat various GI conditions. The Company and Allergan are also developing linaclotide colonic release, a targeted oral delivery formulation of linaclotide designed to potentially improve abdominal pain relief in adult IBS-C patients. The Company is also exploring linaclotide colonic release for use in additional GI disorders where lower abdominal pain is a predominant symptom such as IBS-mixed (“IBS-M”), ulcerative colitis and diverticulitis, among others.  Linaclotide is also being developed and commercialized in other parts of the world by certain of the Company’s partners.

The Company is advancing other GI development programs for indications such as refractory GERD. IW-3718 is a gastric retentive formulation of a bile acid sequestrant that is being evaluated for the potential treatment of refractory GERD. Additionally, the Company is assessing the potential of IW-9179, a guanylate cyclase type-C (“GC-C”) agonist designed to target upper GI conditions, for the treatment of functional dyspepsia. In April 2016, the Company announced that it intends to discontinue development of IW-9179 for gastroparesis, as top-line data from its exploratory Phase IIa clinical study indicated that IW-9179 did not meaningfully reduce the severity of symptoms in patients with diabetic gastroparesis.

Within the Company’s vascular/fibrotic platform, it is leveraging its pharmacological expertise in guanylate cyclase pathways gained through the discovery and development of linaclotide to advance development programs targeting soluble guanylate cyclase (“sGC”). sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in vascular and fibrotic diseases, as well as other therapeutic areas. The Company is progressing two sGC development candidates, IW-1973 and IW-1701, which have distinct pharmacologic profiles that the Company believes may be differentiating and enable opportunities in multiple indications.

In addition to the U.S. and Europe, the Company has entered into partnerships to develop and commercialize linaclotide in other parts of the world. In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS. In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico.

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, is developing linaclotide for the treatment of patients with IBS-C and chronic constipation in its territory. In February 2016, Astellas filed a new drug application (“NDA”) seeking approval of linaclotide for the treatment of adults with IBS-C in Japan with the Japanese Ministry of Health, Labor and Welfare. In October 2012, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In

December 2015, the Company and AstraZeneca filed for approval with the China Food and Drug Administration to market linaclotide in China. The Company continues to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of its partnered territories.

In March 2015, the Company and Exact Sciences Corp. (“Exact Sciences”), entered into an agreement to co-promote Cologuard®, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer, and in August 2015, the Company and Allergan entered into an agreement for the co-promotion of VIBERZI™ (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from IBS with diarrhea (“IBS-D”).

These agreements are more fully described in Note 3, Collaboration, License and Co-promotion Agreements, to these condensed consolidated financial statements.

In June 2015, the Company issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022 (the “2022 Notes”). The Company received net proceeds of approximately $324.0 million from the sale of the 2022 Notes, after deducting fees and expenses of approximately $11.7 million (Note 9).

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 19, 2016 (the “2015 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of March 31, 2016, and the results of its operations for the three months ended March 31, 2016 and 2015 and its cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood Pharmaceuticals, Inc. and its wholly owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an on-going basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the condensed consolidated financial statements include those related to revenue recognition, available-for-sale securities, inventory valuation, and related reserves; impairment of long-lived assets; initial valuation procedures for the issuance of convertible notes; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2015 Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. The Company is evaluating the method of adoption and the potential impact that ASU 2014-09 may have on its financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and applies to annual and interim periods thereafter. The Company does not believe that the adoption of ASU 2014-15 will have a significant impact on the Company’s financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC Topic 350, Intangibles — Goodwill and Other — Internal Use Software. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. The Company adopted this standard during the three months ended March 31, 2016. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires entities that measure inventory using the first-in, first-out method, to do so at the lower of cost and net realizable value. The standard defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predicatable costs of completion, disposal and transportation. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the potential impact that adoption of ASU 2015-11 may have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC Topic 840, Leases, and most industry-specific guidance. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a 12-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact that ASU 2016-02 may have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, which amends ASC Topic 718, Compensation — Stock Compensation (“ASU 2016-09”).  ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the potential impact that ASU 2016-09 may have on the Company’s financial position, results of operations or statement of cash flows.

For a discussion of additional recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in the 2015 Annual Report on Form 10-K.

2.  Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

In June 2015, in connection with the issuance of approximately $335.7 million in aggregate principal amount of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”). The Convertible Note Hedges are generally expected to reduce the potential dilution to the Company’s Class A common stockholders upon a conversion of the 2022 Notes, as conversion would result in fewer shares available for purchase in the market. The Convertible Note Hedges are also designed to offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Notes in the event that the market price per share of the Company’s Class A common stock, as measured under the terms of the Convertible Note Hedges, exceeds the conversion price of the 2022 Notes (Note 9). The Convertible Note Hedges are not considered for purposes of calculating the number of diluted weighted average shares outstanding, as their effect would be antidilutive.

Concurrently with entering into the Convertible Note Hedges, the Company also entered into certain warrant transactions in which it sold note hedge warrants (the “Note Hedge Warrants”) to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments. The Note Hedge Warrants could have a dilutive effect on the Company’s Class A common stock to the extent that the market price per share of the Class A common stock exceeds the applicable strike price of such warrants (Note 9). The Note Hedge Warrants are not considered for purposes of calculating the number of diluted weighted averages shares outstanding, as their effect would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Options to purchase common stock	22,538	21,090
Shares subject to repurchase	37	49
Restricted stock units	1,255	491
Note hedge warrants	20,250	—
2022 Notes	20,250	—
	64,330	21,630

An insignificant number of shares issuable under the Company’s employee stock purchase plan were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive.

3.  Collaboration, License and Co-Promotion Agreements

For the three months ended March 31, 2016, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Allergan for the European territory and Astellas for Japan. The Company also had a co-promotion agreement with Exact Sciences to co-promote Cologuard in the U.S. and a co-promotion agreement with Allergan to co-promote VIBERZI in the U.S. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue attributable to transactions from these arrangements (in thousands):

	Collaborative Arrangements Revenue
	Three Months Ended March 31,
	2016	2015
Linaclotide Agreements:
Allergan (North America)	$49,973	$25,325
Allergan (Europe)	80	—
AstraZeneca (China, Hong Kong and Macau)	130	1,230
Almirall (Europe) (1)	3	101
Astellas (Japan)	14,680	2,276
Co-promotion Agreements:
Exact Sciences (Cologuard)	719	—
Allergan (VIBERZI)	457	—
Total collaborative arrangements revenue	$66,042	$28,932

(1)         In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S.  In addition, the Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in Canada and Mexico and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. As of March 31, 2016, approximately $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 12). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost-sharing provisions of the collaboration for North America, the Company offset approximately $2.0 million and approximately $3.2 million against research and development costs during the three months ended March 31, 2016 and 2015, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred. In addition, in March 2015, the Company and Allergan agreed to share certain costs relating to the manufacturing of linaclotide active pharmaceutical ingredient (“API”) and certain other manufacturing activities for the North American territory. This arrangement resulted in net amounts received from Allergan of approximately $4.3 million for costs incurred in prior periods, which were recorded by the Company as a reduction in research and development expenses during the three months ended March 31, 2015.

The Company and Allergan began commercializing LINZESS in the U.S. in December 2012. The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S.; provided, however, that if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as stipulated by the collaboration agreement for North America. Certain of these adjustments to the share of the net profits may be reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-promotion Agreement with Allergan for VIBERZI. Net profits or net losses consist of net sales of LINZESS to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. LINZESS net sales are calculated and recorded by Allergan and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. The Company records its share of the net profits or net losses from the sale of LINZESS on a net basis and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable.

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three months ended March 31, 2016 and 2015 as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Collaborative arrangements revenue related to sales of LINZESS in the U.S. (1) (2)	$46,647	$25,137
Royalty revenue	309	188
Sale of API	3,017	—
Total collaborative arrangements revenue	$49,973	$25,325

The collaborative arrangements revenue recognized in the three months ended March 31, 2016 and 2015 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S. In addition, during the three months ended March 31, 2016, the Company recorded collaboration revenue of approximately $3.0 million, related to the sale of API to Allergan under the terms of the collaboration for North America, and no such amounts were recorded during the three months ended March 31, 2015.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Collaborative arrangements revenue related to sales of LINZESS in the U.S. (1) (2)	$46,647	$25,137
Selling, general and administrative costs incurred by the Company (1)	(9,153)	(7,688)
The Company’s share of net profit	$37,494	$17,449

(1)         Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan.

(2)         Certain of the unfavorable adjustments to the Company’s share of the LINZESS net profits may be reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-promotion Agreement with Allergan for VIBERZI. During the three months ended March 31, 2016, in connection with these co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $1.2 million.  The Company recorded approximately $1.2 million of net profit share adjustments payable to Allergan during the three months ended March 31, 2015.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico.  The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partners or the ability to estimate the royalty revenue in the period earned.  The Company recognized approximately $0.3 million and approximately $0.2 million of royalty revenues from Canada and Mexico during the three months ended March 31, 2016 and 2015, respectively.

License Agreement for the European Territory with Allergan (formerly with Almirall through October 2015)

In April 2009, the Company entered into a license agreement with Almirall (the “European License Agreement”) to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions.  In June 2013 and February 2014, the Company and Almirall amended certain terms of the European License Agreement and the Company concluded that these amendments were a modification to the European License Agreement under ASU No. 2009-13, but  that the modification did not have a material impact on the Company’s condensed consolidated financial statements.  Under the terms of the European License Agreement, as amended, Almirall was responsible for the expenses associated with the development and commercialization of linaclotide in the European territory and the Company was required to participate on a joint development committee over linaclotide’s development period and a joint commercialization committee while the product was being commercialized.

Pursuant to the terms of the European License Agreement, the Company received approximately $38.0 million, net of foreign tax witholdings, as a non-refundable up-front payment from Almirall. In November 2009, the Company achieved a development milestone triggering an equity investment and received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock (Note 12).  In addition, the European License Agreement also included contingent milestone payments that could total up to $40.0 million upon achievement of specific development and commercial launch milestones. In November 2010, the Company achieved a development milestone, which resulted in an approximately $19.0 million payment, representing a $20.0 million milestone, net of foreign withholding taxes. This development milestone was recognized as collaborative arrangements revenue through September 2012.  During the years ended December 31, 2013 and 2014, the Company achieved four commercial milestones under the European License Agreement for the first commercial launch in four out of five major European Union (“E.U.”) countries set forth in the agreement, aggregating to $4.0 million. In connection with the achievement of these milestones, the Company received approximately $3.9 million, net of foreign tax withholdings.

In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. Additionally, in October 2015, the Company and Allergan separately entered into an amendment to the European License Agreement relating to the development and commercialization of linaclotide in Europe.  Pursuant to the terms of the amendment, (i) the remaining sales-based milestones payable to the Company under the European License Agreement were modified to increase the total milestone payments such that, when aggregated with the remaining commercial launch milestones, they could total up to $42.5 million, (ii) the royalties payable to the Company during the term of the European License Agreement were modified such that the royalties based on sales volume in Europe begin in the mid-single digit percent and escalate to the upper-teens percent by calendar year 2019, and (iii) Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from the Company, as well as the associated costs.  Furthermore, with the Company no longer responsible for the manufacturing of linaclotide API for Europe, the royalties under the license agreement are no longer reduced by the transfer price paid for the API included in the product actually sold by Allergan in Europe in any given period.  The Company concluded that these 2015 amendments to the European License Agreement were not a modification to the linaclotide collaboration agreement with Allergan for North America.

The commercial launch and sales-based milestones under the European License Agreement, as amended, are recognized as revenue as earned. The Company also records royalties on sales of CONSTELLA one quarter in arrears as it does not have access to the royalty reports from Allergan or the ability to estimate the royalty revenue in the period earned.

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

In 2009, Astellas paid the Company a non-refundable, up-front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight-line basis over the Company’s estimate of the period over which linaclotide will be developed under the license agreement. In March 2013, the Company revised its estimate of the development period from 115 months to 85 months based on the Company’s assessment of regulatory approval timelines for Japan. During the three months ended March 31, 2016 and 2015, the Company recognized approximately $1.3 million of revenue related to the up-front licensing fee, in each period, including approximately $0.5 million of revenue in each period attributable to the March 2013 revision to the estimated development period. At March 31, 2016, approximately $5.1 million of the up-front license fee remained deferred.

The agreement also includes three development milestone payments that could total up to $45.0 million, none of which the Company considers substantive. The first milestone payment, consisting of $15.0 million upon enrollment of the first study subject in a Phase III study for linaclotide in Japan, was achieved in November 2014, and approximately $12.9 million was recognized as revenue through March 31, 2016, including approximately $0.5 million during each of the three months ended March 31, 2016 and 2015.  The remaining approximately $2.1 million of this milestone payment will be recognized over the remaining development period.  In February 2016, Astellas filed an NDA with the Japanese Ministry of Health, Labor and Welfare seeking approval of linaclotide for the treatment of adults with IBS-C in Japan.  In connection with this filing, a second milestone payment, consisting of $15.0 million, was achieved and approximately $12.9 million was recognized as revenue during the three months ended March 31, 2016.  The remaining approximately $2.1 million of this milestone payment will be recognized over the remaining development period.  The third development milestone payment consists of $15.0 million upon approval of NDA by the Japanese Ministry of Health, Labor and Welfare to market linaclotide in Japan.  In addition, the Company will receive royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions.

During the three months ended March 31, 2016, the Company recognized approximately $14.7 million in collaborative arrangements revenue from the Astellas license agreement. During the three months ended March 31, 2015, the Company recognized approximately $2.3 million in collaborative arrangements revenue from the Astellas license agreement, including approximately $0.5 million from the sale of API to Astellas.

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

Activities under the AstraZeneca Agreements were evaluated in accordance with Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”), to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the AstraZeneca Agreements:

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

The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of March 31, 2016, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

In August 2014, the Company and AstraZeneca, through the JDC, modified the IDP and development budget to include approximately $14.0 million in additional activities over the remaining development period, to be shared by the Company and AstraZeneca under the terms of the AstraZeneca Collaboration Agreement. These additional activities serve to support the continued development of linaclotide in the Licensed Territory, including the Phase III Trial. Pursuant to the terms of the modified IDP and development budget, certain of the Company’s deliverables were modified, specifically the R&D Services and the obligation to supply clinical trial material. The modification did not, however, have a material impact on the Company’s condensed consolidated financial statements.

The total amount of the non-contingent consideration allocable to the AstraZeneca Agreements was approximately $34.0 million (“Arrangement Consideration”), consisting of the $25.0 million non-refundable up-front payment and approximately $9.0 million representing 55% of the estimated costs for clinical trial material supply services and research, development and regulatory activities allocated to the Company in the IDP or as approved by the JDC in subsequent periods.  The Company allocated the Arrangement Consideration to the non-contingent deliverables based on management’s best estimated selling price (“BESP”) of each deliverable using the relative selling price method, as the Company did not have vendor-specific objective evidence or third-party evidence of selling price for such deliverables. Of the total Arrangement Consideration, approximately $29.7 million was allocated to the License Deliverable, approximately $1.8 million to the R&D Services, approximately $0.1 million to the JDC services, approximately $0.3 million to the clinical trial material supply services, and approximately $2.1 million to the Co-Promotion Deliverable in the relative selling price model, at the time of the material modification.

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

The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the three months ended March 31, 2016 and 2015, the Company recognized an insignificant amount and approximately $1.1 million, respectively, in collaborative arrangements revenue related to the License Deliverable in connection with the modification to the IDP and development budget in August 2014, as this portion of the Arrangement Consideration was no longer contingent.

The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company offset an insignificant amount against research and development costs during the three months ended March 31, 2016, and recognized approximately $0.3 million in incremental research and development costs during the three months ended March 31, 2015.

The amount allocated to the Co-Promotion Deliverable was recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable; however, the revenue recognized in the statement of operations was limited to the non-contingent consideration in accordance with ASC 605-25.  During each of the three months ended March 31, 2016 and 2015, the Company recognized an insignificant amount as collaborative arrangements revenue related to this deliverable, as this portion of the Arrangement Consideration was no longer contingent.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Co-Promotion Agreements

Co-promotion Agreement with Exact Sciences Corp. for Cologuard

In March 2015, the Company and Exact Sciences entered into an agreement to co-promote Exact Sciences’ Cologuard, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer (the “Exact Sciences Co-promotion Agreement”). Under the terms of the Exact Sciences Co-promotion Agreement, the Company’s sales team is promoting and educating health care practitioners regarding Cologuard, with LINZESS remaining the Company’s first-position product. The companies are also collaborating on medical education initiatives to support more in-depth understanding of Cologuard and the importance of colorectal cancer screening. Exact Sciences maintains responsibility for all other aspects of the commercialization of Cologuard outside of the co-promotion. Under the terms of the Exact Sciences Co-promotion Agreement, the Company is compensated via reimbursements for sales detailing, promotional support services and medical education initiatives. During the initial one-year term of the agreement, the Company could receive up to a maximum reimbursement of approximately $4.8 million. The Company also earns royalties on the net sales of Cologuard generated from the healthcare practitioners on whom the Company calls less the sales promotion reimbursement to the Company, such royalties being payable during the term and for one year following the termination of the Company’s co-promotion efforts. There are no refund provisions in the Exact Sciences Co-promotion Agreement.

The non-exclusive Exact Sciences Co-promotion Agreement covers an initial one-year term which commenced in April 2015, and renews automatically for successive one month periods unless and until terminated by either party.  Either party may terminate the agreement in the event of an uncured material breach by the other party, withdrawal of Cologuard from the U.S. market, restriction on the indications for Cologuard by the FDA, imposition of restrictive federal or state price controls, change of control of the other party, or bankruptcy or insolvency of the other party.

Activities under the Exact Sciences Co-promotion Agreement were evaluated in accordance with ASC 605-25, to determine if they represented a multiple element revenue arrangement.  The Company identified the following deliverables in the Exact Sciences Co-promotion Agreement: (i) second position sales detailing, (ii) promotional support services, and (iii) medical education services. Each of the deliverables was deemed to have standalone value based on their nature and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined that the BESP for each of the three deliverables approximated the value allocated to the deliverables under the agreement.  The revenue related to each deliverable is recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605-25, during the period earned.  During the three months ended March 31, 2016, the Company recognized approximately $0.7 million as collaborative arrangements revenue related to this arrangement, and no such amounts were recognized during the three months ended March 31, 2015.

Co-promotion Agreement with Allergan for VIBERZI

In August 2015, the Company and Allergan entered into an agreement for the co-promotion of VIBERZI in the U.S., Allergan’s treatment for adults suffering from IBS-D (the “VIBERZI Co-promotion Agreement”). Under the terms of the VIBERZI Co-promotion Agreement, the Company’s clinical sales specialists are detailing VIBERZI to the approximately 25,000 health care practitioners to whom they detail LINZESS. Allergan is responsible for all costs and activities relating to the commercialization of VIBERZI outside of the co-promotion.

Under the terms of the VIBERZI Co-promotion Agreement, the Company’s promotional efforts are compensated based on the volume of calls delivered by the Company’s sales force, with the terms of the agreement reducing or eliminating certain of the unfavorable adjustments to the Company’s share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America, provided that the Company provides a minimum number of VIBERZI calls on physicians. The Company has the potential to achieve milestone payments of up to $10.0 million based on the net sales of VIBERZI in each of 2017 and 2018, and is also compensated via reimbursements for medical education initiatives.

The Company’s promotional efforts under the non-exclusive co-promotion began when VIBERZI became commercially available in December 2015, and will continue until December 31, 2017, unless earlier terminated by either party pursuant to the provisions of the VIBERZI Co-promotion Agreement. Either party may also terminate the VIBERZI Co-promotion Agreement in the event of an uncured material breach by the other party, withdrawal of necessary approvals by the FDA, for convenience, or bankruptcy or insolvency of the other party. Allergan may terminate the VIBERZI Co-promotion Agreement if the Company does not provide the minimum number of calls on physicians for VIBERZI.

Activities under the VIBERZI Co-promotion Agreement were evaluated in accordance with ASC 605-25 to determine if they represented a multiple element revenue arrangement. The Company concluded that the VIBERZI Co-promotion Agreement does not represent a material modification to the linaclotide collaboration agreement with Allergan for North America, as it is not material to the total arrangement consideration under the collaboration agreement, does not significantly modify the existing deliverables, and does not significantly change the term of the agreement. The Company identified the following deliverables in the VIBERZI Co-promotion Agreement: (i) second position sales detailing of VIBERZI, and (ii) medical education services. Each of the deliverables was deemed to have standalone value based on their nature and both deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined the BESP for each of the deliverables approximated the value allocated to the deliverables under the agreement. As consideration is earned over the term of the agreement, the revenue will be allocated to each deliverable based on the relative selling price, using management’s BESP, and recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605-25, during the quarter earned. During the three months ended March 31, 2016, in connection with the Company’s VIBERZI co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $1.2 million.  During the three months ended March 31, 2016, the Company recognized approximately $0.5 million in collaboration revenue related to the VIBERZI Co-promotion Agreement for the performance of medical education services.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business.  Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which approximately $2.5 million had been paid as of March 31, 2016, and $18.0 million for regulatory milestones, none of which had been paid as of March 31, 2016.  In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. During the three months ended March 31, 2016 and 2015, the Company did not incur any research and development expense associated with the Company’s other collaboration and license agreements.

4.  Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

The Company’s investment portfolio includes mainly fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$278,077	$278,077	$—	$—
Available-for-sale securities:
U.S. Treasury securities	70,088	70,088	—	—
U.S. government-sponsored securities	83,438	—	83,438	—
Convertible Note Hedges	77,688	—	—	77,688
Total assets	$509,291	$348,165	$83,438	$77,688
Liabilities:
Note Hedge Warrants	(68,193)	—	—	(68,193)
Total liabilities	$(68,193)	$—	$—	$(68,193)

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$254,903	$254,903	$—	$—
U.S. government-sponsored securities	3,340	—	3,340	—
Available-for-sale securities:
U.S. Treasury securities	50,091	50,091	—	—
U.S. government-sponsored securities	128,016	—	128,016	—
Convertible Note Hedges	86,466	—	—	86,466
Total assets	$522,816	$304,994	$131,356	$86,466
Liabilities:
Note Hedge Warrants	$(75,328)	$—	$—	$(75,328)
Total liabilities	$(75,328)	$—	$—	$(75,328)

There were no transfers between fair value measurement levels during the three months ended March 31, 2016 or 2015.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at March 31, 2016 and December 31, 2015 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at March 31, 2016 and December 31, 2015 approximates fair value as it bears interest at a rate approximating a market interest rate.

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of March 31, 2016 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the volatility of the Company’s Class A common stock. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of March 31, 2016:

	Convertible Note Hedges	Note Hedge Warrants
Risk-free interest rate (1)	1.4%	1.5%
Time to maturity	6.2	6.8
Stock price (2)	$10.94	$10.94
Strike price (3)	$16.58	$21.50
Common stock volatility (4)	46.9%	46.9%
Dividend yield	—%	—%

(1)         Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants.

(2)         The closing price of the Company’s Class A common stock on the last trading day of the quarter ended March 31, 2016.

(3)         As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.

(4)         Selected volatility based on historical volatility of the Company’s Class A common stock.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 convertible note derivatives from December 31, 2015 through March 31, 2016 (in thousands):

	Convertible Note Hedges	Note Hedge Warrants
Balance at December 31, 2015	$86,466	$(75,328)
Change in fair value, recorded as a component of loss on derivatives	(8,778)	7,135
Balance at March 31, 2016	$77,688	$(68,193)

11% PhaRMA Notes

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of the PhaRMA Notes due on or before June 15, 2024. The estimated fair value of the PhaRMA Notes was approximately $160.5 million and approximately $166.8 million as of March 31, 2016 and December 31, 2015, respectively, and was determined using Level 3 inputs, including a quoted rate.

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 9).  The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs.  The estimated fair value of the 2022 Notes was approximately $305.8 million and approximately $311.6 million as of March 31, 2016 and December 31, 2015, respectively.

5.  Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at March 31, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
U.S. Treasury securities	$70,072	$17	$(1)	$70,088
U.S. government-sponsored securities	83,425	19	(6)	83,438
Total	$153,497	$36	$(7)	$153,526

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. Treasury securities	$50,124	$—	$(33)	$50,091
U.S. government-sponsored securities	128,069	2	(55)	128,016
Total	$178,193	$2	$(88)	$178,107

The contractual maturities of all securities held at March 31, 2016 are one year or less. There were 8 and 32 available-for-sale securities in an unrealized loss position at March 31, 2016 and December 31, 2015, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at March 31, 2016 and December 31, 2015 was approximately $50.0 million and approximately $167.6 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at March 31, 2016.

There were no sales of available-for-sale securities during the three months ended March 31, 2016 or 2015. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income were not material to the Company’s condensed consolidated results of operations.

6.  Inventory

The Company’s inventory represents linaclotide API that is available for commercial sale.  At March 31, 2016 and December 31, 2015, the Company did not hold any balances of such inventory.

The Company has entered into multiple commercial supply agreements for the purchase of linaclotide API, as the Company is responsible for supplying API to its collaboration partners outside of North America and Europe.  Two of the Company’s API supply agreements contain minimum purchase commitments.  As part of the Company’s net realizable value assessment of its inventory, the Company assesses whether it has any excess non-cancelable purchase commitments resulting from its minimum supply agreements with its suppliers of linaclotide API.  As of March 31, 2016 and December 31, 2015, the Company had an accrual for excess purchase commitments of approximately $10.1 million.  The Company has evaluated all remaining minimum purchase commitments under its linaclotide API supply agreements through 2023 and concluded that the minimum purchase commitments under such agreements are realizable based on the current forecasts received from the Company’s partners in these territories and the Company’s internal forecasts.

7.  Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Manufacturing equipment	$3,748	$3,748
Laboratory equipment	13,831	13,681
Computer and office equipment	3,789	3,596
Furniture and fixtures	2,062	2,062
Software	12,839	12,715
Construction in process	729	375
Leased vehicles	2,958	3,039
Leasehold improvements	38,465	38,465
	78,421	77,681
Less accumulated depreciation and amortization	(58,975)	(56,606)
	$19,446	$21,075

8.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Salaries and benefits	$12,075	$19,582
Professional fees	787	507
Accrued interest	2,965	1,103
Other	3,238	2,109
	$19,065	$23,301

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

If a make-whole fundamental change, as described in the Indenture, occurs and a holder elects to convert its 2022 Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the Indenture. The Company may not redeem the 2022 Notes prior to the maturity date and no “sinking fund” is provided for by the 2022 Notes, which means that the Company is not required to periodically redeem or retire the 2022 Notes. Upon the occurrence of certain fundamental changes involving the Company, holders of the 2022 Notes may require the Company to repurchase for cash all or part of their 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest.

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

The Company’s outstanding Convertible Note balances as of March 31, 2016 consisted of the following (in thousands):

Principal	$335,699
Less: unamortized debt discount	(104,501)
Less: unamortized debt issuance costs	(7,290)
Net carrying amount	$223,908
Equity component	$114,199

In connection with the issuance of the 2022 Notes, the Company incurred approximately $11.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds.  The portion of these costs allocated to the equity components totaling approximately $4.0 million were recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability components totaling approximately $7.7 million were recorded as a reduction in the carrying value of the debt on the balance sheet and are amortized to interest expense using the effective interest method over the expected life of the 2022 Notes.

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through March 31, 2016 was 9.34%.  The following table sets forth total interest expense recognized related to the 2022 Notes during the three months ended March 31, 2016 (in thousands):

Three Months Ended
March 31, 2016
Contractual interest expense	$1,888
Amortization of debt issuance costs	153
Amortization of debt discount	3,135
Total interest expense	$5,176

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

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Notes. Holders of the 2022 Notes and the Note Hedge Warrants do not have any rights with respect to the Convertible Note Hedges. The Company paid approximately $91.9 million for the Convertible Note Hedges and recorded this amount as a long-term asset on the condensed consolidated balance sheet.  The Company received approximately $70.8 million for the Note Hedge Warrants and recorded this amount as a long-term liability, resulting in a net cost to the Company of approximately $21.1 million. The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC 815 (Note 4).

11% PhaRMA Notes due 2024

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The PhaRMA Notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “Payment Date”) which began on June 15, 2013. On March 15, 2014, the Company began making quarterly payments on the PhaRMA Notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the PhaRMA Notes (the “Required Interest Amount”). Principal on the PhaRMA Notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the PhaRMA Notes are based on the Synthetic Royalty Amount, which will vary from quarter to quarter, the PhaRMA Notes may be repaid prior to June 15, 2024, the final legal maturity date. The Company made principal payments of approximately $19.2 million through March 31, 2016, and expects to pay approximately $28.2 million of the principal within twelve months following March 31, 2016.

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

The upfront cash proceeds of $175.0 million, less a discount of approximately $0.4 million for payment of legal fees incurred on behalf of the noteholders, were recorded as notes payable at issuance. The Company also capitalized approximately $7.3 million of debt issuance costs in connection with the PhaRMA Notes, which are presented in the Company’s condensed consolidated Balance Sheet as a deduction from the associated debt liability.  The PhaRMA Notes issuance costs and discount are being amortized over the estimated term of the obligation using the effective interest method. The repayment provisions represent embedded derivatives that are clearly and closely related to the PhaRMA Notes and as such do not require separate accounting treatment.

The accounting for the PhaRMA Notes requires the Company to make certain estimates and assumptions about the future net sales of LINZESS in the U.S. LINZESS has been marketed since December 2012 and the estimates of the magnitude and timing of LINZESS net sales are subject to significant variability and uncertainty. These estimates and assumptions are likely to change, which may result in future adjustments to the portion of the PhaRMA Notes that is classified as a current liability, the amortization of debt issuance costs and discounts as well as the accretion of the interest expense.  Any such adjustments could be material to the Company’s condensed consolidated financial statements.

10.  Commitments and Contingencies

Lease Commitments

The Company leases its facility, offsite data storage location, vehicles and various equipment under leases that expire at varying dates through 2018. Certain of these leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, maintenance and other operating expenses.

As of March 31, 2016, the Company rents office and laboratory space at its corporate headquarters in Cambridge, Massachusetts under a non-cancelable operating lease, entered into in January 2007, as amended (“2007 Lease Agreement”). The 2007 Lease Agreement contains various provisions for renewal at the Company’s option and, in certain cases, free rent periods and rent escalation tied to the Consumer Price Index and fair market rent. The rent expense, inclusive of the escalating rent payments and free rent periods, is estimated and recognized on a straight-line basis over the lease term through January 2018.  In addition, during 2014, the Company entered into two arrangements, with the landlord’s consent, to sublease a portion of its corporate headquarters that it did not intend to use for its operations.  During the three months ended March 31, 2016, the Company’s estimated obligations due to the landlord of its corporate headquarters increased in connection with a rent escalation tied to the Consumer Price Index and fair market rent, pursuant to the terms of the 2007 Lease Agreement, which resulted in a change in accounting estimate of rent expense. This change in accounting estimate is recognized on a prospective, straight-line basis.  Rent expenses related to the 2007 Lease Agreement, net of sublease income, recorded during the three months ended March 31, 2016 and 2015 were approximately $5.5 million and approximately $1.5 million, respectively.  In accordance with ASC Topic 420, Exit or Disposal Cost Obligations, the Company recorded all obligations to the landlord associated with sublet space, net of sublease income due to the Company under the subleases in the period in which the change occurred. As a result, the rent expense associated with the 2007 Lease Agreement for the three months ended March 31, 2016 includes approximately $3.5 million of estimated obligations to the landlord associated with the sublet space, net of sublease income due to the Company under the subleases.

At March 31, 2016, future minimum lease payments under all non-cancelable lease arrangements were as follows (in thousands):

	Operating	Lease Payments		Capital
	Lease	to be Received	Net Operating	Lease
	Payments	from Subleases	Lease Payments	Payments
2016 (1)	$15,122	$(4,479)	$10,643	$2,223
2017	20,515	(5,665)	14,850	509
2018 and thereafter	832	(476)	356	85
Total future minimum lease payments	$36,469	$(10,620)	$25,849	$2,817
Less: amounts representing interest				(117)
Capital lease obligations at March 31, 2016				2,700
Less: current portion of capital lease obligations				(2,447)
Capital lease Obligations, net of current portion				$253

(1)                                 Amounts are for the nine months ending December 31, 2016.

11.  Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$2,499	$2,054
Selling, general and administrative	4,307	3,372
	$6,806	$5,426

A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted-Average Exercise Price
	(in thousands)
Outstanding at December 31, 2015	20,566	$11.18
Granted	3,440	10.25
Exercised	(1,143)	1.91
Cancelled	(325)	12.61
Outstanding at March 31, 2016	22,538	$11.48

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Expected volatility	46.0%	46%
Expected term (in years)	6.0	6.0
Risk-free interest rate	1.5%	1.7%
Expected dividend yield	—%	—%

In 2015, the Company began granting RSUs, in addition to stock options as part of the equity compensation it provides to its employees, each RSU representing the right to receive one share of the Company’s Class A common stock pursuant to the terms of the applicable award agreement and granted pursuant to the terms of the Company’s 2010 Equity Plan. The RSUs generally vest 25% per year on the approximate anniversary of the date of grant until fully vested, provided the employee remains continuously employed with the Company through each vesting date. Shares of the Company’s Class A common stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of all RSUs is based on the market value of the Company’s Class A common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSU activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted- Average Fair Value
	(in thousands)
Unvested as of December 31, 2015	900	$13.36
Granted	481	10.26
Vested	(113)	15.62
Forfeited	(13)	14.43
Unvested as of March 31, 2016	1,255	$11.96

12.  Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. In November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 3). These shares of preferred stock converted to the Company’s Class B common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from

Allergan and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party.  As of March 31, 2016, the Company had an insignificant amount in related party accounts receivable associated with Almirall and approximately $52.1 million in related party accounts receivable, net of related party accounts payable, associated with Allergan.  As of December 31, 2015, the Company did not have any related party accounts receivable associated with Almirall and approximately $51.6 million in related party accounts receivable, net of related party accounts payable, associated with Allergan.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016.  The Company paid approximately $1.9 million and $1.8 million in insurance premiums to this insurance provider during the three months ended March 31, 2016 and 2015, respectively.  At March 31, 2016 and 2015, the Company had no accounts payable due to this related party.

13.  Subsequent Events

On April 26, 2016 (the “Execution Date”), the Company entered into a license agreement (the “License Agreement”) with Ardea Biosciences, Inc. (“Ardea”), an indirect wholly owned subsidiary of AstraZeneca PLC, pursuant to which the Company will receive, among other things, an exclusive license to develop, manufacture and commercialize products containing lesinurad as an active ingredient, including Zurampic® (the “Products”), in the United States (the “Lesinurad Transaction”).  Upon termination of the waiting period established by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the Lesinurad Transaction is expected to close in the second quarter of 2016.

Pursuant to the terms of the License Agreement, Ironwood will make an upfront payment of $100.0 million to Ardea and will pay a royalty to Ardea in the single digits as a percentage of the aggregate net sales of the Products in the United States.  Ardea is also eligible to receive other milestones of up to $165.0 million in the aggregate over the term of the License Agreement. Subject to customary termination provisions, the License Agreement will continue as long as royalties are payable by Ironwood with respect to a Product.

In connection with the License Agreement, on the Execution Date, Ironwood and AstraZeneca Pharmaceuticals LP (“AstraZeneca Pharmaceuticals”) entered into a commercial supply agreement, pursuant to which AstraZeneca Pharmaceuticals will manufacture and supply commercial supply of Zurampic to Ironwood, and a transitional services agreement, pursuant to which AstraZeneca Pharmaceuticals will provide certain support services, including development, regulatory and commercial services, to Ironwood for Zurampic until such activities are transferred to Ironwood.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our first and to-date only commercial product, linaclotide, is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., under the trademarked name LINZESS®, and is available to adult men and women suffering from IBS-C in certain European countries under the trademarked name CONSTELLA®. We and our U.S. partner Allergan plc (together with its affiliates), or Allergan, began commercializing LINZESS in the U.S. in December 2012. Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan.

Our former European partner, Almirall, S.A., or Almirall, began commercializing CONSTELLA in Europe for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013.  In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan, and we and Allergan entered into an amendment to the European license agreement to modify the remaining sales-based milestones and royalties payable to us and to provide for Allergan’s assumption of responsibility for, and cost of, the manufacturing of linaclotide active pharmaceutical ingredient, or API, for Europe from us. This amendment, together with the transfer of the European license for linaclotide from Almirall to Allergan, is more fully described in Note 3, Collaboration, License and Co-promotion Agreements, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain.

Within our gastrointestinal, or GI, platform, we and Allergan are exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility within IBS-C and CIC, as well as studying linaclotide in additional indications and populations to assess its potential to treat various GI conditions. In October 2015, as part of this strategy, we reported positive top-line data from a Phase III clinical trial in the U.S. with Allergan evaluating a 72 mcg dose of linaclotide in adult patients with CIC. We and Allergan continue to advance a supplemental new drug application, or sNDA, to the FDA for approval to market the 72 mcg dose of linaclotide in the U.S. If approved, we and Allergan anticipate launching the 72 mcg dose of linaclotide in the U.S. in 2017 to provide a broader range of treatment options to physicians and adult CIC patients in the U.S. Linaclotide is also being developed and commercialized in other parts of the world by certain of our partners.

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

We are also advancing other development programs within our GI platform for indications such as refractory GERD. IW-3718 is a gastric retentive formulation of a bile acid sequestrant that is being evaluated for the potential treatment of refractory GERD.  Additionally, we are assessing the potential of IW-9179, a guanylate cyclase type-C, or GC-C, agonist designed to target upper GI conditions, for the treatment of functional dyspepsia.  In April 2016, we announced that we intend to discontinue development of IW-9179 for gastroparesis, as top-line data from our exploratory Phase IIa clinical study indicated that IW-9179 did not meaningfully reduce the severity of symptoms in patients with diabetic gastroparesis.

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

In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult women and men suffering from IBS-C or CIC. Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.  In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico.

Astellas Pharma Inc., or Astellas, our partner in Japan, is developing linaclotide for the treatment of patients with IBS-C and chronic constipation in its territory.  In November 2015, we and Astellas reported positive top-line data from Astellas’ Phase III clinical trial of linaclotide in adult patients with IBS-C for Japan and in February 2016, Astellas filed a new drug application seeking approval of linaclotide for the treatment of adults with IBS-C in Japan with the Japanese Ministry of Health, Labor and Welfare.  In October 2012, we entered into a collaboration agreement with AstraZeneca AB, or AstraZeneca, to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In December 2015, we and AstraZeneca filed for approval with the China Food and Drug Administration, or CFDA, to market linaclotide in China. We continue to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of our partnered territories.

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

In August 2015, we and Allergan entered into an agreement for the co-promotion of VIBERZI™ (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from IBS with diarrhea, or IBS-D. Under the terms of the agreement, our clinical sales specialists are detailing VIBERZI to the approximately 25,000 health care practitioners to whom they detail LINZESS. Allergan is responsible for all costs and activities relating to the commercialization of VIBERZI outside the co-promotion. Our promotional efforts are compensated based on the volume of calls delivered by our sales force, with the terms of the agreement reducing or eliminating certain of the unfavorable adjustments to the share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America, provided that we deliver a minimum number of VIBERZI calls on physicians. We are also compensated via reimbursement for medical education initiatives.

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

To date, we have dedicated substantially all of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of March 31, 2016, we had an accumulated deficit of approximately $1.1 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

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

We record our share of the net profits and losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable.  Net profits or losses consist of net sales to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. Although we expect net sales to increase over time, the settlement payments between Allergan and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling, general and administrative expenses incurred by each party.  In addition, our collaborative arrangements revenue may fluctuate as a result of the timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of linaclotide in the European, Canadian or Mexican markets or any other markets where linaclotide receives approval.  Additionally, as described above, in October 2015 we and Allergan separately entered into an amendment to the license agreement relating to the development and commercialization of linaclotide in Europe. This amendment is more fully described in Note 3, Collaboration, License and Co-promotion Agreements, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We and Allergan are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by seeking to expand its utility within IBS-C and CIC, as well as studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions.  In October 2015, as part of this strategy, we reported positive top-line data from a Phase III clinical trial in the U.S. with Allergan evaluating a 72 mcg dose of linaclotide in adult patients with CIC. We and Allergan continue to advance a sNDA to the FDA for approval to market the 72 mcg dose of linaclotide in the U.S. If approved, we and Allergan anticipate launching the 72 mcg dose of linaclotide in the U.S. in 2017 to provide a broader range of treatment options to physicians and adult CIC patients in the U.S. Additionally, in November 2015, the FDA approved the inclusion of labeling instructions in the full LINZESS Prescribing Information allowing adult IBS-C and CIC patients with swallowing difficulties the option to administer the contents of LINZESS capsules in applesauce or water.

Our linaclotide development opportunities also include linaclotide colonic release, a targeted oral delivery formulation of linaclotide designed to potentially improve abdominal pain relief in adult IBS-C patients, as well as in patients with additional GI disorders where lower abdominal pain is a predominant symptom, such as IBS-M, ulcerative colitis and diverticulitis, among others. Additionally, we and Allergan are evaluating the advancement of linaclotide as a potential treatment of the GI dysfunction associated with opioid-induced constipation, or OIC, in adult patients and have established a plan with the FDA for clinical pediatric studies with linaclotide, as described below.

Development Candidates.  We are advancing other development programs within our GI platform for indications such as refractory GERD.  IW-3718 is a gastric retentive formulation of a bile acid sequestrant that is being evaluated for the potential treatment of refractory GERD.   Additionally, we are assessing the potential of IW-9179, a GC-C agonist designed to target upper GI conditions, for the treatment of functional dyspepsia.  In April 2016, we announced that we intend to discontinue development of IW-9179 for gastroparesis, as top-line data from our exploratory Phase IIa clinical study indicated that IW-9179 did not meaningfully reduce the severity of symptoms in patients with diabetic gastroparesis.

Within our vascular/fibrotic platform, we are leveraging our pharmacological expertise in GC pathways gained through the discovery and development of linaclotide to advance development programs targeting sGC. We are progressing two sGC development candidates, IW-1973 and IW-1701, which have distinct pharmacologic profiles that we believe may be differentiating and enable opportunities in multiple indications. We have additional assets in early development that we continue to advance, and we are exploring strategic options for further development of these assets.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC.

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2016 and 2015. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA and licensing fees for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Linaclotide (1)	$10,735	$13,464
Development candidates:
GI disorders (three compounds)(2)	8,582	3,241
Vascular and fibrotic disorders (two compounds)(2)	6,487	5,008
Central nervous system disorders (one compound)(2)	565	188
Total development candidates	15,634	8,437
Discovery research	5,473	4,740
	$31,842	$26,641

(1)                                 Includes linaclotide in all indications, populations and formulations.

(2)                                 Number of compounds is for the three months ended March 31, 2016.

Since 2004, the date we began tracking costs by program, we have incurred approximately $366.4 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. In August 2012, the FDA approved our New Drug Applications for LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. In connection with the FDA approval, we are required to conduct certain nonclinical and clinical studies, including those aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Allergan established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. The first step in this plan was to undertake certain additional nonclinical studies. We and Allergan have completed these nonclinical studies and have initiated two Phase II clinical pediatric studies in IBS-C patients age seven to 17 and functional constipation patients age six to 17. We and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility within IBS-C and CIC, as well as studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions.  In October 2012, we entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide for other geographic markets within IBS-C and CIC, or in additional indications, populations or formulations. We are also advancing other GI development programs targeting diseases such as refractory GERD, as well as development programs within our vascular/fibrotic platform targeting sGC.  Given the inherent uncertainties that come with the development of pharmaceutical products, we cannot estimate with any degree of certainty how our programs will evolve, and therefore the amount of time or money that would be required to obtain regulatory approval to market them. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, linaclotide’s utility will be expanded within IBS-C and CIC; if or when linaclotide will be developed outside of its current markets, indications, populations or formulations; or when, if ever, any of our other product candidates will generate revenues and cash flows.

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

As a result of the factors discussed above, including the factors discussed under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential. As a result of the regulatory approvals beginning in 2012, linaclotide has been generating sales in connection with commercial launches in the U.S. and a number of E.U. and other countries.

We expect our research and development costs will be substantial for the foreseeable future. We will continue to invest in linaclotide including the investigation of ways to enhance the clinical profile within IBS-C and CIC, and the exploration of its utility in other indications, populations and formulations. We will also invest in our other product candidates as we advance them through nonclinical studies and clinical trials, in addition to funding full-time equivalents for research and development activities under our external collaboration and license agreements.

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

Other (Expense) Income.  Interest expense consists primarily of cash and non-cash interest costs related to our outstanding 11% PhaRMA Notes due 2024, or the PhaRMA Notes, and the 2022 Notes.  Non-cash interest expense consists of amortization of the debt discount and associated debt issuance costs associated with the PhaRMA Notes and 2022 Notes. We amortize these costs using the effective interest rate method over the life of the respective note agreements as interest expense in our statements of operations.

Interest income consists of interest earned on our cash, cash equivalents and marketable securities.

In June 2015, in connection with the issuance of the 2022 Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we also entered into certain warrant transactions in which we sold note hedge warrants, or the Note Hedge Warrants, to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of our Class A common stock, subject to customary anti-dilution adjustments. Loss on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded as derivative assets and liabilities. The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in our condensed consolidated statements of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates and assumptions in our condensed consolidated financial statements include those related to revenue recognition, available-for-sale securities, inventory valuation, and related reserves; impairment of long-lived assets; initial valuation procedures for the issuance of convertible notes; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

During the three months ended March 31, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission, or SEC, on February 19, 2016, or the 2015 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Collaborative arrangements revenue:	$66,042	$28,932
Cost and expenses:
Cost of revenue	—	12
Research and development	31,842	26,641
Selling, general and administrative	36,168	30,346
Total cost and expenses	68,010	56,999
Other (expense) income:
Interest expense	(9,907)	(5,220)
Interest and investment income	221	65
Loss on derivatives	(1,643)	—
Other expense, net	(11,329)	(5,155)
Net loss	$(13,297)	$(33,222)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Collaborative arrangements revenue	$66,042	$28,932	$37,110	128%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $37.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily related to an approximately $21.5 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $12.9 million increase due to the achievement of a development milestone under our license agreement with Astellas in February 2016; an approximately $2.5 million increase in revenue from the shipment of linaclotide API to our collaboration and licensing partners; an approximately $0.7 million increase due to revenues from our co-promotion agreement with Exact Sciences for Cologuard in the U.S.; and an approximately $0.5 million increase due to revenues from our co-promotion agreement with Allergan for VIBERZI in the U.S. The increases were partially offset by an approximately $1.1 million decrease in revenue recognized in connection with our collaboration agreement with AstraZeneca.

Cost and Expenses

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost and expenses:
Cost of revenue	$—	$12	$(12)	(100)%
Research and development	31,842	26,641	5,201	20%
Selling, general and administrative	36,168	30,346	5,822	19%
Total cost and expenses	$68,010	$56,999	$11,011	19%

Cost of Revenue.  There was an insignificant decrease in cost of revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Research and Development Expense.  The increase in research and development expense of approximately $5.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily related to an increase of approximately $5.5 million in net costs related to the collaboration with Allergan for North America; an increase of approximately $3.6 million in research costs related to our early stage pipeline candidates; an increase of approximately $2.2 million in operating costs, including facility costs such as rent and amortization of leasehold improvements allocated to research and development; and an increase of approximately $0.6 million in compensation, benefits and other employee-related expenses primarily associated with increased headcount.  These increases were partially offset by a decrease of approximately $6.1 million in external costs related to the development of linaclotide; an approximately $0.4 million decrease in costs associated with the collaboration with AstraZeneca; and a decrease of approximately $0.2 million related to the development of manufacturing processes and costs associated with linaclotide API.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $5.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as a result of an approximately $2.2 million increase in costs related to facilities and information technology infrastructure, including rent; an approximately $2.9 million increase in compensation, benefits and other employee-related expenses; and an approximately $0.7 million increase in costs associated with selling expenses, marketing research and speaker programs.

Other (Expense) Income, Net

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Other (expense) income:
Interest expense	$(9,907)	$(5,220)	$(4,687)	90%
Interest and investment income	221	65	156	240%
Loss on derivatives	(1,643)	—	(1,643)	(100)%
Total other expense, net	$(11,329)	$(5,155)	$(6,174)	120%

Interest expense increased approximately $4.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 mainly due to an increase in interest expense of approximately $5.2 million associated with our 2022 Notes. This increase was partially offset by a decrease of approximately $0.5 million in interest expense associated with the PhaRMA Notes for the three months ended March 31, 2016.

The approximately $1.6 million increase in the net loss on derivatives for the three months ended March 31, 2016, compared to the three months ended March 31, 2015 is primarily due to an approximately $8.7 million decrease in the fair value of the Convertible Note Hedges, partially offset by an approximately $7.1 million decrease in the fair value of the Note Hedge Warrants.

Liquidity and Capital Resources

At March 31, 2016, we had approximately $434.5 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2016, our balances of cash, cash equivalents and available-for-sale securities decreased approximately $4.9 million. This decrease is primarily due to approximately $5.3 million of principal payments made on our outstanding PhaRMA Notes, approximately $1.0 million in capital expenditures, and approximately $0.4 million of payments on capital lease obligations. These cash outflows were partially offset by approximately $1.8 million in proceeds from the exercise of stock options and an insignificant amount of cash provided from operating activities.

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

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of March 31, 2016, we had an accumulated deficit of approximately $1.1 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $167.3 million of net proceeds from the private placement of our PhaRMA Notes in January 2013 and approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive substantially all of our revenue from this collaboration. We are also deploying significant resources to advance product opportunities in GI and vascular/fibrotic diseases. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS and financial discipline. However, we have not achieved positive cash flows from operations to date.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties based on sales of linaclotide in the European territory, Canada, and Mexico from Allergan. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, and continue to invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of March 31, 2016 will be sufficient to meet our projected operating needs at least through the next twelve months.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2015 Annual Report on Form 10-K. There have not been any material changes from the contractual commitments and obligations previously disclosed in our 2015 Annual Report on Form 10-K other than a change in estimated obligations due to our landlord under the terms of our operating lease, entered into in January 2007, as amended, for our Cambridge, Massachusetts corporate headquarters as discussed in Note 7, “Property and Equipment,” in this Quarterly Report on Form 10-Q.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in our 2015 Annual Report on Form 10-K and Note 1, “Nature of Business,” in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the three months ended March 31, 2016 that had a material effect on our condensed consolidated financial statements included in this report.

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

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of March 31, 2016, the fair value of the 2022 Notes was estimated by us to be $305.8 million. The 2022 Notes are more fully described in Note 4, “Fair Value of Financial Instruments,” and Note 9, “Notes Payable,” in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Convertible Note Hedge and Warrant Transactions with Respect to 2022 Notes

To minimize the impact of potential dilution to our common stock upon conversion of the 2022 Notes, we entered into Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we entered into warrant transactions whereby we sold Note Hedge Warrants to acquire, subject to customary adjustments, 20,249,665 shares of our Class A common stock at an initial strike price of approximately $21.50 per share, subject to adjustment. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 9, “Notes Payable,” in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk

We have no significant operations outside the U.S. and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2016 and 2015 had a significant impact on our results of operations.

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

We and our partner, Allergan plc (together with its affiliates), or Allergan, began selling LINZESS in the U.S. during December 2012. The commercial success of LINZESS depends on a number of factors, including:

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

The most commonly reported adverse reaction since linaclotide became commercially available, as well as in the clinical trials for linaclotide in IBS-C and CIC, has been diarrhea. In the linaclotide Phase III IBS-C and CIC trials, severe diarrhea was reported in 2% or less of the linaclotide-treated patients and its incidence was similar between the IBS-C and CIC populations. Linaclotide has been prescribed to more than one million patients since its launch in the U.S. and other territories beginning in December 2012, and, as a result, it has been used in wider populations and in less rigorously controlled environments than in the clinical studies supporting its approval.  Further, as we and our partners conduct clinical trials with linaclotide for new territories, as well as in additional indications, populations and formulations, the number of patients treated with linaclotide within and outside of its currently approved indications and patient populations has grown and continues to do so. As patient experience expands, we and others may identify previously unknown side effects, known side effects may be found to be more frequent or severe than in the past, and we and others may detect unexpected safety signals for linaclotide or any products perceived to be similar to linaclotide.  The foregoing, or the perception of the foregoing, may have the following effects:

•                  sales of linaclotide may be impaired;

•                  regulatory approvals for linaclotide may be denied, restricted or withdrawn;

•                  we or our partners may decide to, or be required to, change the product’s label or send product warning letters or field alerts to physicians, pharmacists and hospitals;

•                  reformulation of the product, additional nonclinical or clinical studies, changes in labeling or changes to or reapprovals of manufacturing facilities may be required;

•                  we or our partners may be precluded from pursuing approval of linaclotide in new territories or from studying additional development opportunities to enhance linaclotide’s clinical profile within IBS-C and CIC or  in additional indications, populations and formulations;

•                  our or linaclotide’s reputation in the marketplace may suffer; and

•                  government investigations or lawsuits, including class action suits, may be brought against us or our partners.

Any of the above occurrences would harm or prevent sales of linaclotide, increase expenses and impair our and our partners’ ability to successfully commercialize linaclotide.

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

We expect to experience pricing pressures in connection with the sale of linaclotide and our future products due to the healthcare reforms discussed below, as well as the trend toward programs aimed at reducing healthcare costs, the increasing influence of managed care, the ongoing debates on reducing government spending and additional legislative proposals. These healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our and our partners’ ability to obtain or maintain reimbursement for LINZESS at a satisfactory level, or at all, which could materially harm our business and financial results.

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

Allergan played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Allergan holds the NDA for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Allergan. Allergan is also responsible for the development, regulatory approval and commercialization of linaclotide in the European territory, as well as Canada and Mexico.  Allergan is commercializing LINZESS in Mexico and CONSTELLA in Canada, as well as commercializing CONSTELLA in certain countries in Europe, with responsibility for obtaining regulatory approval of linaclotide in the other countries in its territory. Astellas, our partner in Japan, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its territory. Further, we are jointly overseeing the development, and will jointly oversee the commercialization, of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution. Upon any approval, each of Astellas and AstraZeneca, as well as Allergan for the European region, is responsible for commercializing linaclotide in its respective territory, and each has agreed to use commercially reasonable efforts to do so. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

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

Even though LINZESS is approved by the FDA for the treatment of adults with IBS-C or CIC, it faces post-approval development and regulatory requirements, which present additional challenges.

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

•                  the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and other healthcare professionals and healthcare organizations to the federal government for re-disclosure to the public; and

•                  state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, state transparency laws and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

As part of our growth strategy, we intend to explore further linaclotide development opportunities. We and Allergan are exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in IBS-C and CIC, as well as studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the FDA or in other countries or harm linaclotide’s reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

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

In addition, such acquisitions may entail numerous operational and financial risks, including:

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

On April 26, 2016, we entered into a license agreement with Ardea Biosciences, Inc., or Ardea (an affiliate of AstraZeneca PLC), pursuant to which we will receive, among other things, an exclusive license to develop, manufacture and commercialize pharmaceutical products containing the uric acid reabsorption inhibitor lesinurad in the United States.  We refer to this as the Lesinurad Transaction.  Under the Lesinurad Transaction, we will receive all rights to lesinurad, including Zurampic®, a 200 mg tablet with lesinurad as the sole active ingredient which is for the treatment of hyperuricemia associated with uncontrolled gout and a fixed dose combination product containing lesinurad and allopurinol for the treatment of gout in patients who have had an inadequate response to allopurinol alone.  Upon termination of the waiting period established by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the Lesinurad Transaction is expected to close in the second quarter of 2016.

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

Risks Related to our Pending Acquisition of Rights to Zurampic and the Lesinurad Products from AstraZeneca

While the Lesinurad Transaction is pending, we will be subject to business uncertainties that could adversely affect our business and operations.

Closing of the Lesinurad Transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  Further, we have incurred, and expect to continue to incur, significant transaction fees, professional service fees, and other costs related to the Lesinurad Transaction, and our management expects to devote significant time, attention and resources to the integration of the lesinurad products into our business and operations.  If for any reason the Lesinurad Transaction does not close, or the closing of the Lesinurad Transaction is significantly delayed, our business may be adversely affected. In addition, failure to close the Lesinurad Transaction would prevent our stockholders from realizing the anticipated benefits of the Lesinurad Transaction.

If the Lesinurad Transaction closes, and we are unable to successfully integrate Zurampic and the lesinurad products into our existing business operations, or if we do not realize the anticipated benefits of the Lesinurad Transaction, our business could be adversely affected.

We will need to successfully integrate the Zurampic and lesinurad products with our other business operations.  Integrating the lesinurad products with our existing business will be a complex and time-consuming process. There may be substantial difficulties, costs and delays involved in any integration of the lesinurad products. These may include:

•                  distracting management and key functional areas from day-to-day operations;

•                  reliance on AstraZeneca to provide critical transition services, including those relating to sales and distribution of Zurampic, the post-marketing requirements for Zurampic and clinical studies for the combination product containing lesinurad and allopurinol and certain finance and financial reporting services, as well as undertaking certain regulatory and safety activities relating to the lesinurad products, in each case, until we are able to establish such capabilities or such activities are completed;

•                  establishing certain capabilities necessary to commercialize Zurampic;

•                  difficulties in establishing distribution arrangements for Zurampic;

•                  reliance on AstraZeneca to supply us with commercial quantities of lesinurad products;

•                  costs and delays in transitioning activities from AstraZeneca;

•                  difficulties with respect to the timing and results of ongoing and future clinical trials in the lesinurad products; and

•                  diversion of financial resources that would otherwise be available for the ongoing development or commercialization of our existing programs.

Any one or all of these factors may increase our operating costs and capital needs or lower our anticipated financial performance. Certain of these factors are outside of our control. Achieving the potential benefits underlying our reasons for the Lesinurad Transaction will depend on a successful, timely and efficient integration of the lesinurad products and creation of a gout franchise within our business.

Even if the integration of the lesinurad products is successful, the Lesinurad Transaction may fail to further our business strategy as anticipated or to achieve anticipated benefits and success.  We have made assumptions relating to the impact of the Lesinurad Transaction on our financial results relating to numerous matters, including:

•                  the amount of goodwill and intangible assets that will result from the Lesinurad Transaction;

•                  transaction and integration costs;

•                  the cost of development and commercialization of lesinurad products; and

•                  the other financial and strategic risks related to the Lesinurad Transaction.

Further, we may incur higher than expected operating, transaction and integration costs, and we may encounter general economic and business conditions that adversely affect us following the completion of the Lesinurad Transaction. If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from the Lesinurad Transaction may not be realized or be of the magnitude expected.  The FDA has required that Ardea conduct a post-marketing clinical trial to further monitor and assess the safety of Zurampic. If the results of such post-marketing clinical trial identify previously unknown side effects, if known side effects are shown to be more frequent or severe than in the past or if unexpected safety signals are detected, sales of Zurampic may be adversely affected and regulatory approvals for Zurampic may be denied, restricted or withdrawn, among other things.

In addition to the rights to Zurampic and the lesinurad products we have acquired in the Lesinurad Transaction, we have also acquired from AstraZeneca the exclusive right of first negotiation and last refusal to acquire rights to develop, manufacture and commercialize pharmaceutical products containing verinurad, a urate transports inhibitor, for the treatment of hyperuricemia associated with uncontrolled gout in the United States.  If we do not, or we are unable to, exercise our rights to obtain an exclusive license from AstraZeneca related to the verinurad products, AstraZeneca or a third party that acquires rights to the verinurad products may compete with us in the treatment of patients with gout and we may experience reduced sales of Zurampic and other lesinurad products, if approved by the FDA.

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

We also rely upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. It is possible, however, that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies, and we could lose our trade secrets through such breaches or violations. Additionally, our trade secrets could otherwise become known or be independently discovered by our competitors.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our 11% PhaRMA Notes due 2024, or the PhaRMA Notes, related to the sales of LINZESS in the U.S. and our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and we have incurred losses in each year since our inception in 1998. We currently derive substantially all of our revenue from our LINZESS collaboration with Allergan for the U.S. and believe that the revenues from this collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. We incurred net losses of approximately $13.3 million and $33.2 million in the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of approximately $1.1 billion. We cannot be certain that sales of LINZESS and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and our research and development of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for LINZESS and our other commercial activities, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, this will have an adverse effect on our stockholders’ equity and working capital.

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

•                  the rate of progress, the cost of our clinical trials and the other costs associated with our product development programs, including our post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within IBS-C and CIC, as well as to study linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions;

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

In January 2013, we issued $175.0 million aggregate principal amount of our PhaRMA Notes bearing an annual interest rate of 11% and in June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes bearing an annual interest rate of 2.25%. Quarterly interest payments on our PhaRMA Notes commenced on June 15, 2013 and semi-annual payments on our 2022 Notes commenced on December 15, 2015. In March 2014, we began making quarterly payments on the PhaRMA Notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter and (ii) the quarterly interest amount. Principal on the PhaRMA Notes is repaid in an amount equal to the difference between (i) and (ii) above, when this is a positive number, until the principal has been paid in full. We expect that for the next few years, at a minimum, the net quarterly payments from Allergan will be a significant source of cash flow from operations. If the cash flows derived from the net quarterly payments that we receive from Allergan under the collaboration agreement for North America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether Allergan will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Allergan under the collaboration agreement for North America. Accordingly, since we cannot guarantee when, or if, our company will become profitable or cash flow positive, we cannot provide assurances that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Allergan, (ii) there will be a net quarterly payment from Allergan at all or (iii) we will not also be required to make a true-up payment to Allergan under the collaboration agreement for North America, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of March 31, 2016, we had total indebtedness of approximately $491.5 million and available cash, cash equivalents and available for sale securities of $434.5 million. We chose to issue our PhaRMA Notes and 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of March 31, 2016, there were 128,372,191 and 16,126,146 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 19,167,269 and 3,371,094 outstanding stock options (vested and unvested) and 1,255,134 and no unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively. As of March 31, 2016, the holders of our Class A common stock own approximately 89% and the holders of our Class B common stock own approximately 11% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 44% and holders of our Class B common stock have approximately 56% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

Ironwood Pharmaceuticals, Inc.

Date: May 10, 2016	By:	/s/ PETER M. HECHT
Peter M. Hecht
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ GINA CONSYLMAN
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