Form 10-Q
period 2016-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2016-08-08
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 129,933,366 shares of Class A common stock outstanding and 15,385,236 shares of Class B common stock outstanding.

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

These forward-looking statements include, among other things, statements about:

•                  the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;

•                  the timing, investment and associated activities involved in commercializing LINZESS by us and Allergan plc in the U.S. and ZURAMPIC by us in the U.S.;

•                  the timing and execution of the launches and commercialization of CONSTELLA in the E.U.;

•                  the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing linaclotide by us and our partners worldwide;

•                  our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;

•                  the ability of our partners and third-party manufacturers to manufacture and distribute sufficient amounts of linaclotide and lesinurad active pharmaceutical ingredient, drug product and finished goods, as applicable, on a commercial scale;

•                  our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements;

•                  the ability of our product candidates to meet existing or future regulatory standards;

•                  the safety profile and related adverse events of our products and our product candidates;

•                  the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;

•                  our and our partners’ ability to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof;

•                  our and our partners’ ability to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements;

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

•                  inventory levels and write downs, or asset impairments, and the drivers thereof, and inventory purchase commitments;

•                  our expectations regarding amortization of intangible assets;

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

NOTE REGARDING TRADEMARKS

LINZESS® and CONSTELLA® are trademarks of Ironwood Pharmaceuticals, Inc. ZURAMPIC® is a trademark of AstraZeneca AB. Any other trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. All rights reserved.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$277,332	$261,287
Available-for-sale securities	48,041	178,107
Accounts receivable	1,272	2,884
Related party accounts receivable, net	51,875	51,634
Prepaid expenses and other current assets	7,622	6,293
Total current assets	386,142	500,205
Restricted cash	8,247	8,747
Property and equipment, net	17,939	21,075
Convertible note hedges	99,478	86,466
Intangible assets, net	185,935	—
Goodwill	649	—
Other assets	1,818	2,628
Total assets	$700,208	$619,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and related party accounts payable, net	$8,999	$8,589
Accrued research and development costs	6,653	4,245
Accrued expenses and other current liabilities	20,598	23,301
Current portion of capital lease obligations	2,451	2,631
Current portion of deferred rent	7,923	5,544
Current portion of deferred revenue	8,519	7,191
Current portion of PhaRMA notes payable	35,259	24,964
Current portion of contingent consideration	597	—
Total current liabilities	90,999	76,465
Capital lease obligations, net of current portion	198	306
Deferred rent, net of current portion	4,409	6,395
Deferred revenue, net of current portion	—	1,798
Contingent consideration, net of current portion	87,052	—
Note hedge warrants	86,838	75,328
Convertible senior notes	227,273	220,620
PhaRMA notes payable, net of current portion	111,938	132,964
Other liabilities	10,120	10,120
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 129,778,212 and 127,371,478 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	130	127
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 15,394,327 and 15,870,356 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	15	16
Additional paid-in capital	1,226,311	1,205,183
Accumulated deficit	(1,145,114)	(1,110,115)
Accumulated other comprehensive income (loss)	39	(86)
Total stockholders’ equity	81,381	95,125
Total liabilities and stockholders’ equity	$700,208	$619,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaborative arrangements revenue	$54,350	$27,744	$120,392	$56,676
Cost and expenses:
Cost of revenue, excluding amortization of acquired intangible asset	—	—	—	12
Write-down of inventory to net realizable value and loss on non-cancellable purchase commitments	—	8,150	—	8,150
Research and development	31,682	28,648	63,524	55,289
Selling, general and administrative	36,918	32,955	73,086	63,301
Amortization of acquired intangible asset	1,065	—	1,065	—
Total cost and expenses	69,665	69,753	137,675	126,752
Loss from operations	(15,315)	(42,009)	(17,283)	(70,076)
Other (expense) income:
Interest expense	(9,827)	(5,874)	(19,734)	(11,094)
Interest and investment income	295	71	516	136
Gain (loss) on derivatives	3,145	(208)	1,502	(208)
Other expense, net	(6,387)	(6,011)	(17,716)	(11,166)
Net loss	$(21,702)	$(48,020)	$(34,999)	$(81,242)

Net loss per share - basic and diluted	$(0.15)	$(0.34)	$(0.24)	$(0.57)

Weighted average number of common shares used in net loss per share — basic and diluted:	144,642	142,098	144,118	141,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(21,702)	$(48,020)	$(34,999)	$(81,242)

Other comprehensive income:
Unrealized gains on available-for-sale securities	10	19	125	41
Total other comprehensive income	10	19	125	41
Comprehensive loss	$(21,692)	$(48,001)	$(34,874)	$(81,201)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(34,999)	$(81,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,320	6,043
Amortization of acquired intangible asset	1,065	—
Share-based compensation expense	14,903	12,329
Change in fair value of note hedge warrants	11,510	(1,393)
Change in fair value of convertible note hedges	(13,012)	1,601
Write-down of inventory to net realizable value and loss on non-cancellable purchase commitments	—	8,150
Loss on facility subleases	3,480	—
Accretion of discount/premium on investment securities	457	298
Non-cash interest expense	7,221	1,170
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	1,371	(1,210)
Restricted cash	500	—
Prepaid expenses and other current assets	(1,265)	2,676
Other assets	810	(458)
Accounts payable, related party accounts payable and accrued expenses	(2,314)	(5,978)
Accrued research and development costs	2,408	1,956
Deferred revenue	(470)	(3,596)
Deferred rent	(3,087)	(1,684)
Net cash used in operating activities	(6,102)	(61,338)
Cash flows from investing activities:
Purchases of available-for-sale securities	(52,629)	(202,091)
Sales and maturities of available-for-sale securities	182,363	139,006
Purchases of property and equipment	(1,623)	(2,840)
Payment for acquisition of lesinurad license	(100,000)	—
Proceeds from sale of property and equipment	—	27
Net cash provided by (used in) investing activities	28,111	(65,898)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	335,699
Proceeds from issuance of note hedge warrants	—	70,849
Purchase of convertible note hedges	—	(91,915)
Costs associated with issuance of convertible senior notes	—	(10,930)
Proceeds from exercise of stock options and employee stock purchase plan	6,163	10,941
Payments on capital leases	(828)	(561)
Principal payments on PhaRMA notes	(11,299)	(4,694)
Net cash (used in) provided by financing activities	(5,964)	309,389
Net increase in cash and cash equivalents	16,045	182,153
Cash and cash equivalents, beginning of period	261,287	74,297
Cash and cash equivalents, end of period	$277,332	$256,450

Supplemental cash flow disclosure:
Non-cash investing activities
Contingent consideration	$87,649	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Nature of Business

Overview

Ironwood Pharmaceuticals, Inc. (the “Company”) is a commercial biotechnology company leveraging its proven development and commercial capabilities as it seeks to bring multiple medicines to patients. The Company is advancing innovative product opportunities in areas of large unmet need, including irritable bowel syndrome with constipation (“IBS-C”) and chronic idiopathic constipation (“CIC”), hyperuricemia associated with uncontrolled gout, refractory gastroesophageal reflux disease (“rGERD”), and vascular and fibrotic diseases.

The Company’s first commercial product, linaclotide, is available to adult men and women suffering from IBS-C or CIC in the United States (“U.S.”) under the trademarked name LINZESS®, and is available to adult men and women suffering from IBS-C in certain European countries under the trademarked name CONSTELLA®. The Company and its U.S. partner Allergan plc (together with its affiliates, “Allergan”) began commercializing LINZESS in the U.S. in December 2012. Under the Company’s collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between the Company and Allergan. The Company’s former European partner, Almirall, S.A. (“Almirall”), began commercializing CONSTELLA in Europe for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan, and the Company and Allergan entered into an amendment to the European license agreement (Note 4).  Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain.

Within the Company’s IBS-C/CIC franchise, the Company and Allergan are exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility within IBS-C and CIC, as well as studying linaclotide in additional indications and populations to assess its potential to treat various gastrointestinal (“GI”) conditions. The Company and Allergan are also developing linaclotide colonic release, a targeted oral delivery formulation of linaclotide designed to potentially improve abdominal pain relief in adult IBS-C patients. The Company is also exploring linaclotide colonic release for use in additional GI disorders where lower abdominal pain is a predominant symptom such as IBS-mixed, ulcerative colitis and diverticulitis, among others.  Linaclotide is also being developed and commercialized in other parts of the world by the Company’s partners.

In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult men and women suffering from IBS-C or CIC. Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.  In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico.  Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, is developing linaclotide for the treatment of patients with IBS-C and chronic constipation in its territory.  In November 2015, the Company and Astellas reported positive top-line data from Astellas’ Phase III clinical trial of linaclotide in adult patients with IBS-C for Japan and in February 2016, Astellas filed a new drug application (“NDA”) seeking approval of linaclotide for the treatment of adults with IBS-C in Japan with the Japanese Ministry of Health, Labor and Welfare.  In October 2012, the Company entered into a collaboration agreement with AstraZeneca AB (together with its affiliates, “AstraZeneca”), to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In December 2015, the Company and AstraZeneca filed for approval with the China Food and Drug Administration to market linaclotide in China. The Company continues to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of its partnered territories.

In June 2016, the Company closed a transaction with AstraZeneca pursuant to which the Company received an exclusive license to develop, manufacture, and commercialize products containing lesinurad as an active ingredient, including ZURAMPIC®, in the U.S. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration (“FDA”) in December 2015 for use in combination with a xanthine oxidase inhibitor (“XOI”) for the treatment of hyperuricemia associated with uncontrolled gout. The Company is also developing a fixed-dose combination product (“FDC Product”) of lesinurad and allopurinol, an XOI, which is included under the license agreement.

The Company is advancing its rGERD franchise through the development of IW-3718, a gastric retentive formulation of a bile acid sequestrant.

Within the Company’s vascular and fibrotic franchise, it is leveraging its pharmacological expertise in guanylate cyclase pathways gained through the discovery and development of linaclotide to advance development programs targeting soluble guanylate cyclase (“sGC”). sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in vascular and fibrotic diseases, as well as other therapeutic areas. The Company is progressing two sGC development candidates, IW-1973 and IW-1701, which have distinct pharmacologic profiles that the Company believes may be differentiating and enable opportunities in multiple indications.

In April 2016, the Company announced the discontinuation of development of IW-9179 for gastroparesis, as top-line data from its exploratory Phase IIa clinical study indicated that IW-9179 did not meaningfully reduce the severity of symptoms in patients with diabetic gastroparesis. In July 2016, as part of its continued assessment and prioritization of resources, the Company discontinued assessing the potential of IW-9179 for the treatment of functional dyspepsia and is no longer advancing this program.

In March 2015, the Company and Exact Sciences Corp. (“Exact Sciences”) entered into an agreement to co-promote Cologuard®, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer, and in August 2015, the Company and Allergan entered into an agreement for the co-promotion of VIBERZI™ (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from IBS with diarrhea (“IBS-D”).

These agreements are more fully described in Note 3, Business Combinations, and Note 4, Collaboration, License and Co-Promotion Agreements, to these condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of June 30, 2016, and the results of its operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood Pharmaceuticals, Inc. and its wholly owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the condensed consolidated financial statements include those related to revenue recognition, available-for-sale securities, inventory valuation, and related reserves; impairment of long-lived assets; initial valuation procedures for the issuance of convertible notes; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; goodwill; contingent consideration; acquired intangible assets; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the 2015 Annual Report on Form 10-K. During the three months ended June 30, 2016, the Company adopted the following additional significant accounting policies:

Business Combinations

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination by assessing whether or not the Company has acquired inputs and processes that have the ability to create outputs. If determined to be a business combination, the Company accounts for business acquisitions under the acquisition method of accounting as indicated in the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, (“ASC 805”) which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

The consideration for the Company’s business acquisitions includes future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations.

Finite and Indefinite-Lived Intangible Assets

The Company records the fair value of purchased intangible assets with definite useful lives as of the transaction date of a business combination. Purchased intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives.  The Company evaluates the finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. In addition, the Company would also reassess the remaining estimated useful life of the finite-lived intangible asset.

In accordance with ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”), during the period that an asset is considered indefinite-lived, such as in-process research and development (“IPR&D”), it will not be amortized. Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, the Company completes an assessment of whether its acquisition constitutes the purchase of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and the rationale for entering into the transaction.  Indefinite-lived assets are maintained on the Company’s condensed consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired.  Indefinite-lived assets are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate the reduction in the fair value of the IPR&D asset below its respective carrying amount. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. When development of an IPR&D asset is complete the associated asset would be deemed finite-lived and would then be amortized based on its respective estimated useful life at that point.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is reviewed for impairment. The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its carrying value to its implied fair value in accordance with ASC 350. Impairment may result from, among other things, deterioration in the performance of the acquired asset, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. In evaluating the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date as ASU 2014-09.  The Company is evaluating the method of adoption and the potential impact that ASU 2014-09, ASU 2016-10 and ASU 2016-12 may have on its financial position and results of operations.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. The Company adopted this standard during the three months ended March 31, 2016. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

In June 2015, in connection with the issuance of approximately $335.7 million in aggregate principal amount of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”). The Convertible Note Hedges are generally expected to reduce the potential dilution to the Company’s Class A common stockholders upon a conversion of the 2022 Notes, as conversion would result in fewer shares available for purchase in the market. The Convertible Note Hedges are also designed to offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Notes in the event that the market price per share of the Company’s Class A common stock, as measured under the terms of the Convertible Note Hedges, exceeds the conversion price of the 2022 Notes (Note 10). The Convertible Note Hedges are not considered for purposes of calculating the number of diluted weighted average shares outstanding, as their effect would be antidilutive.

Concurrently with entering into the Convertible Note Hedges, the Company also entered into certain warrant transactions in which it sold note hedge warrants (the “Note Hedge Warrants”) to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments. The Note Hedge Warrants could have a dilutive effect on the Company’s Class A common stock to the extent that the market price per share of the Class A common stock exceeds the applicable strike price of such warrants (Note 10). The Note Hedge Warrants are not considered for purposes of calculating the number of diluted weighted averages shares outstanding, as their effect would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Options to purchase common stock	22,066	21,149
Shares subject to repurchase	192	149
Restricted stock units	1,256	492
Note hedge warrants	20,250	20,250
2022 Notes	20,250	20,250
	64,014	62,290

An insignificant number of shares issuable under the Company’s employee stock purchase plan were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive.

3.  Business Combinations

In April 2016, the Company and AstraZeneca entered into a license agreement (the “Lesinurad License Agreement”) pursuant to which the Company received, upon closing the transaction in June 2016, an exclusive license to develop, manufacture and commercialize products containing lesinurad as an active ingredient, including ZURAMPIC (the “Products”), in the U.S. (the

“Lesinurad Transaction”).  Subject to the terms of the Lesinurad License Agreement, AstraZeneca will conduct certain development activities on the Company’s behalf for (i) ZURAMPIC, including the post-marketing requirement activities currently required by the FDA, for which the Company will reimburse AstraZeneca up to $100.0 million over up to ten years, and (ii) the FDC Product, for which the Company will also reimburse AstraZeneca.  In connection with the Lesinurad License Agreement, the Company and AstraZeneca entered into a commercial supply agreement (the “Lesinurad CSA”), pursuant to which the Company relies exclusively on AstraZeneca for the commercial manufacture and supply of ZURAMPIC and, if approved, the FDC Product, and a transitional services agreement (the “Lesinurad TSA”), pursuant to which AstraZeneca will provide certain support services, including development, regulatory and commercial services, to the Company for ZURAMPIC until such activities under the Lesinurad TSA are transferred to the Company.  The Company may obtain production techniques from AstraZeneca via a manufacturing technology transfer available under the Lesinurad CSA upon provision of six-months’ notice.  The Company is responsible for commercialization of the Products in the U.S., and any additional development of the Products for commercialization in the U.S.  In addition, under the terms of the Lesinurad License Agreement, the Company will have the right of first negotiation and right of last refusal with AstraZeneca for the right to commercialize, develop and manufacture for commercialization in the U.S., products for the prevention or treatment of gout that include verinurad as at least one of its active ingredients.

The Company concluded that the Lesinurad Transaction included inputs and processes that have the ability to create outputs and accordingly accounted for the transaction as a business combination in accordance with ASC 805. As such, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

The purchase price consisted of the upfront payment to AstraZeneca of $100.0 million, which was made in June 2016, and the fair value of the contingent consideration of $87.6 million. The Company also paid approximately $1.6 million for transaction-related costs, including external consulting fees, which were expensed as incurred as selling, general and administrative expenses.  Pursuant to the terms of the Lesinurad License Agreement, the Company will also pay a tiered royalty to AstraZeneca in the single-digits as a percentage of net sales of the Products in the U.S., as well as commercial and other milestones of up to $165.0 million over the duration of the agreement. The contingent consideration was valued as approximately $87.6 million, using a discounted cash flow estimate as of the acquisition date.  The total fair value of consideration for the purchase was approximately $187.6 million.

The Company has preliminarily valued the acquired assets and liabilities based on their estimated fair value. These estimates are subject to change as additional information becomes available. The preliminary fair values included in the balance sheet as of June 30, 2016 are based on the best estimates of the Company. The completion of the valuation of the acquired assets and liabilities may result in adjustments to the carrying value of assets and liabilities, revision to the useful life of the finite intangible asset, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired finite-lived intangible asset is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as such information becomes available, but no later than June 1, 2017. The following table presents the preliminary allocation of the purchase consideration for the Lesinurad Transaction as of June 2, 2016 (the “Acquisition Date”), including the contingent consideration (in thousands):

As of the Acquisition Date:
Cash portion of consideration	$100,000
Contingent consideration	87,649
Total purchase consideration	$187,649

As of the Acquisition Date:
Developed technology — ZURAMPIC	$167,900
IPR&D - FDC Product	19,100
Goodwill	649
Net assets acquired	$187,649

The fair value of the FDC Product IPR&D was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 16.0% applied to the projected cash flows.  The remaining cost of development for this asset is approximately $13.9 million, with an expected completion date of no earlier than 2017.

The fair value of the ZURAMPIC intangible asset was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 13.5% applied to the projected cash flows.  The Company considers the ZURAMPIC intangible asset acquired to be developed technology, as it was approved by the FDA for commercialization as of the Acquisition Date. The Company believes the assumptions are representative of those a market participant would use in estimating fair value.  The ZURAMPIC intangible asset is finite lived. The amount allocated to the ZURAMPIC intangible asset will be amortized on a straight-line basis to amortization of acquired intangible assets within the Company’s condensed consolidated statements of operations over its estimated useful life of 13 years, the period of estimated future cash flows. The Company believes that the straight-line method of amortization represents the pattern in which the economic benefits of the intangible asset are consumed. As of June 30, 2016, the Company recognized accumulated amortization of $1.1 million with respect to the ZURAMPIC intangible asset. The estimated future amortization of ZURAMPIC is expected to be as follows (in thousands):

As of June 30, 2016
2016 (1)	$6,420
2017	12,833
2018	12,833
2019	12,833
2020 and thereafter	121,916
Total	$166,835

(1)         For the six months ended December 31, 2016.

The amount allocated to the FDC Product IPR&D is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.  As of June 30, 2016, there was no impairment related to the FDC Product IPR&D or the ZURAMPIC intangible asset.

The Company allocated the excess of the purchase price over the identifiable intangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets, expanding market share and operating synergies. As of June 30, 2016, there was no impairment of goodwill. All goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment human therapeutics.

These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements (Note 5).

As of June 30, 2016, the estimated fair value of the Company’s contingent consideration liability did not change, compared to the Acquisition Date estimated fair value.

4.  Collaboration, License and Co-Promotion Agreements

For the three and six months ended June 30, 2016, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Allergan for the European territory and Astellas for Japan. The Company also had a co-promotion agreement with Exact Sciences to co-promote Cologuard in the U.S. and a co-promotion agreement with Allergan to co-promote VIBERZI in the U.S. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue attributable to transactions from these arrangements (in thousands):

	Collaborative Arrangements Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Linaclotide Agreements:
Allergan (North America)	$50,036	$24,381	$100,009	$49,707
Allergan (Europe)	110	—	190	—
AstraZeneca (China, Hong Kong and Macau)	164	466	294	1,696
Almirall (Europe) (1)	—	116	3	217
Astellas (Japan)	2,334	1,805	17,014	4,080
Co-Promotion Agreements:
Exact Sciences (Cologuard)	1,159	976	1,878	976
Allergan (VIBERZI)	547	—	1,004	—
Total collaborative arrangements revenue	$54,350	$27,744	$120,392	$56,676

(1)         In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S.  In addition, the Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in Canada and Mexico and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. As of June 30, 2016, approximately $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 13). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost-sharing provisions of the collaboration for North America, the Company offset approximately $3.2 million and approximately $5.2 million against research and development costs during the three and six months ended June 30, 2016, respectively, and approximately $4.4 million and approximately $11.9 million during the three and six months ending June 30, 2015, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred. In addition, in March 2015, the Company and Allergan agreed to share certain costs relating to the manufacturing of linaclotide active pharmaceutical ingredient (“API”) and certain other manufacturing activities for the North American territory. This arrangement resulted in net amounts received from Allergan of approximately $4.3 million for costs incurred in prior periods, which were recorded by the Company as a reduction in research and development expenses during the three months ended March 31, 2015.

The Company and Allergan began commercializing LINZESS in the U.S. in December 2012. The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S.; provided, however, that if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as set forth in the collaboration agreement for North America. Certain of these adjustments to the share of the net profits may be reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-Promotion Agreement with Allergan for VIBERZI. Net profits or net losses consist of net sales of LINZESS to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. LINZESS net sales are calculated and recorded by Allergan and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. The Company records its share of the net profits or net losses from the sale of LINZESS on a net basis and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable.

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three and six months ended June 30, 2016 and 2015 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015
Collaborative arrangements revenue related to sales of LINZESS in the U.S. (1) (2)	$48,333	$24,275	$94,980	$49,413
Royalty revenue	238	106	547	294
Sale of API	1,465	—	4,482	—
Total collaborative arrangements revenue	$50,036	$24,381	$100,009	$49,707

The collaborative arrangements revenue recognized in the three and six months ended June 30, 2016 and 2015 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S. In addition, during the three and six months ended June 30, 2016, the Company recorded collaboration revenue of approximately $1.5 million and approximately $4.5 million, respectively, related to the sale of API to Allergan under the terms of the collaboration for North America, and no such amounts were recorded during the three and six months ended June 30, 2015.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaborative arrangements revenue related to sales of LINZESS in the U.S. (1) (2)	$48,333	$24,275	$94,980	$49,413
Selling, general and administrative costs incurred by the Company (1)	(8,879)	(8,314)	(18,032)	(16,003)
The Company’s share of net profit	$39,454	$15,961	$76,948	$33,410

(1)         Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan.

(2)         Certain of the unfavorable adjustments to the Company’s share of the LINZESS net profits may be reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-Promotion Agreement with Allergan for VIBERZI. During the three and six months ended June 30, 2016, in connection with these co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $1.4 million and $2.6 million, respectively.  The Company recorded approximately $1.2 million and $2.4 million of net profit share adjustments payable to Allergan during the three and six months ended June 30, 2015, respectively, as described above.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico.  The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partner or the ability to estimate the royalty revenue in the period earned.  The Company recognized approximately $0.2 million and approximately $0.5 million of royalty revenues from Canada and Mexico during the three and six months ended June 30, 2016, respectively.  The Company recognized an insignificant amount and approximately $0.3 million of royalty revenues from Canada and Mexico during the three and six months ended June 30, 2015, respectively.

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

Pursuant to the terms of the European License Agreement, the Company received approximately $38.0 million, net of foreign tax withholdings, as a non-refundable up-front payment from Almirall. In November 2009, the Company achieved a development milestone triggering an equity investment and received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock (Note 13).  In addition, the European License Agreement also included contingent milestone payments that could total up to $40.0 million upon achievement of specific development and commercial launch milestones. In November 2010, the Company achieved a development milestone, which resulted in an approximately $19.0 million payment, representing a $20.0 million milestone, net of foreign withholding taxes. This development milestone was recognized as collaborative arrangements revenue through September 2012.  During the years ended December 31, 2013 and 2014, the Company achieved four commercial milestones under the European License Agreement for the first commercial launch in four out of five major European Union (“E.U.”) countries set forth in the agreement, aggregating to $4.0 million. In connection with the achievement of these milestones, the Company received approximately $3.9 million, net of foreign tax withholdings.

In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. Additionally, in October 2015, the Company and Allergan separately entered into an amendment to the European License Agreement relating to the development and commercialization of linaclotide in Europe.  Pursuant to the terms of the amendment, (i) the remaining sales-based milestones payable to the Company under the European License Agreement were modified to increase the total milestone payments such that, when aggregated with the remaining commercial launch milestones, they could total up to $42.5 million, (ii) the royalties payable to the Company during the term of the European License Agreement were modified such that the royalties based on sales volume in Europe begin in the mid-single digit percent and escalate to the upper-teens percent by calendar year 2019, and (iii) Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from the Company, as well as the associated costs.  Furthermore, with the Company no longer responsible for the manufacturing of linaclotide API for Europe, the royalties under the European License Agreement are no longer reduced by the transfer price paid for the API included in the product actually sold by Allergan in Europe in any given period.  The Company concluded that these 2015 amendments to the European License Agreement were not a modification to the linaclotide collaboration agreement with Allergan for North America.

The commercial launch and sales-based milestones under the European License Agreement are recognized as revenue as earned. The Company recognized an insignificant amount and approximately $0.2 million of royalty revenue during the three and six months ended June 30, 2016 and 2015, respectively. The Company records royalties on sales of CONSTELLA one quarter in arrears as it does not have access to the royalty reports from Allergan or the ability to estimate the royalty revenue in the period earned.

License Agreement for Japan with Astellas

In November 2009, the Company entered into a license agreement with Astellas to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in Japan. Astellas is responsible for all activities relating to development, regulatory approval and commercialization in Japan, as well as funding the associated costs, and the Company is required to participate on a joint development committee over linaclotide’s development period.

In 2009, Astellas paid the Company a non-refundable, up-front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight-line basis over the Company’s estimate of the period over which linaclotide will be developed under the license agreement. In March 2013, the Company revised its estimate of the development period from 115 months to 85 months based on the Company’s assessment of regulatory approval timelines for Japan. During the three and six months ended June 30, 2016 and 2015, the Company recognized approximately $1.3 million and approximately $2.6 million, respectively, of revenue related to the up-front licensing fee, in each period, including approximately $0.5 million and approximately $1.0 million, respectively, of revenue in each period attributable to a revision to the estimated development period in March 2013. At June 30, 2016, approximately $3.8 million of the up-front license fee remained deferred.

The agreement also includes three development milestone payments that could total up to $45.0 million, none of which the Company considers substantive. The first milestone payment, consisting of $15.0 million upon enrollment of the first study subject in a Phase III study for linaclotide in Japan, was achieved in November 2014, and approximately $13.4 million was recognized as revenue through June 30, 2016, including approximately $0.5 million and approximately $1.1 million during each of the three and six months ended June 30, 2016 and 2015, respectively.  The remaining approximately $1.6 million of this milestone payment will be recognized over the remaining development period.  In February 2016, Astellas filed an NDA with the Japanese Ministry of Health, Labor and Welfare seeking approval of linaclotide for the treatment of adults with IBS-C in Japan.  In connection with this filing, a second milestone payment, consisting of $15.0 million, was achieved and approximately $0.5 million and $13.4 million was recognized as revenue during the three and six months ended June 30, 2016, respectively.  The remaining approximately $1.6 million of this milestone payment will be recognized over the remaining development period.  The third development milestone payment consists of $15.0 million upon approval of NDA by the Japanese Ministry of Health, Labor and Welfare to market linaclotide in Japan.  In addition, the Company will receive royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions.

During the three and six months ended June 30, 2016, the Company recognized approximately $2.3 million and approximately $17.0 million, respectively, in collaborative arrangements revenue from the Astellas license agreement. During the three and six months ended June 30, 2015, the Company recognized approximately $1.8 million and approximately $4.1 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including an insignificant amount and approximately $0.5 million, respectively, from the sale of API to Astellas.

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

Activities under the AstraZeneca Agreements were evaluated in accordance with ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”), to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the AstraZeneca Agreements:

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

The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply at the inception of the AstraZeneca Collaboration Agreement. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of June 30, 2016, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

In August 2014, the Company and AstraZeneca, through the JDC, modified the IDP and development budget to include approximately $14.0 million in additional activities over the remaining development period, to be shared by the Company and

AstraZeneca under the terms of the AstraZeneca Collaboration Agreement. These additional activities serve to support the continued development of linaclotide in the License Territory, including the Phase III Trial. Pursuant to the terms of the modified IDP and development budget, certain of the Company’s deliverables were modified, specifically the R&D Services and the obligation to supply clinical trial material. The modification did not, however, have a material impact on the Company’s condensed consolidated financial statements.

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

The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the three and six months ended June 30, 2016 the Company recognized approximately $0.2 million and approximately $0.3 million, respectively, and during the three and six months ending June 30, 2015, the Company recognized approximately $0.4 million and approximately $1.6 million, respectively, in each case, in collaborative arrangements revenue related to the License Deliverable in connection with the modification to the IDP and development budget in August 2014, as these portions of the Arrangement Consideration were no longer contingent.

The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company recognized an insignificant amount in incremental research and development costs during the three and six months ended June 30, 2016, respectively, and recognized approximately $0.4 million and approximately $0.7 million in incremental research and development costs during the three and six months ended June 30, 2015, respectively.

The amount allocated to the Co-Promotion Deliverable was recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable; however, the revenue recognized in the statement of operations was limited to the non-contingent consideration in accordance with ASC 605-25.  During each of the three and six months ended June 30, 2016 and 2015, the Company recognized an insignificant amount as collaborative arrangements revenue related to this deliverable, as this portion of the Arrangement Consideration was no longer contingent.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Co-Promotion Agreements

Co-Promotion Agreement with Exact Sciences Corp. for Cologuard

In March 2015, the Company and Exact Sciences entered into an agreement to co-promote Exact Sciences’ Cologuard, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer (the “Exact Sciences Co-Promotion Agreement”). Under the terms of the non-exclusive Exact Sciences Co-Promotion Agreement, the Company’s sales team promotes and educates health care practitioners regarding Cologuard, with LINZESS remaining the Company’s first-position product. Exact Sciences maintains responsibility for all other aspects of the commercialization of Cologuard outside of the co-promotion. Under the terms of the Exact Sciences Co-Promotion Agreement, the Company is compensated primarily via royalties earned on the net sales of Cologuard generated from the healthcare practitioners on whom the Company calls with such royalties being payable during the term and for up to one year following the termination of the Company’s co-promotion efforts. Through June 30, 2016, the Company received approximately $3.4 million in connection with the Exact Sciences Co-Promotion Agreement. There are no refund provisions in the Exact Sciences Co-Promotion Agreement.  Either party may terminate the agreement in the event of an uncured material breach by the other party, withdrawal of Cologuard from the U.S. market, restriction on the indications for Cologuard by the FDA, imposition of restrictive federal or state price controls, change of control of the other party, or bankruptcy or insolvency of the other party.

Activities under the Exact Sciences Co-Promotion Agreement were evaluated in accordance with ASC 605-25, to determine if they represented a multiple element revenue arrangement.  The Company identified the following deliverables in the Exact Sciences Co-Promotion Agreement through June 30, 2016: (i) second position sales detailing, (ii) promotional support services, and (iii) medical education services. Each of the deliverables was deemed to have standalone value based on their nature and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined that the BESP for each of the three deliverables approximated the value allocated to the deliverables under the agreement.  The revenue related to each deliverable is recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605-25, during the period earned.  During the three and six months ended June 30, 2016, the Company recognized approximately $1.2 million and approximately $1.9 million, respectively, as collaborative arrangements revenue related to this arrangement, and approximately $1.0 million was recognized during the three and six months ended June 30, 2015.

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

The Company’s promotional efforts under the non-exclusive co-promotion began when VIBERZI became commercially available in December 2015, and will continue until December 31, 2017, unless earlier terminated by either party pursuant to the provisions of the VIBERZI Co-Promotion Agreement. Either party may also terminate the VIBERZI Co-Promotion Agreement in the event of an uncured material breach by the other party, withdrawal of necessary approvals by the FDA, for convenience, or bankruptcy or insolvency of the other party. Allergan may terminate the VIBERZI Co-Promotion Agreement if the Company does not provide the minimum number of calls on physicians for VIBERZI. Activities under the VIBERZI Co-Promotion Agreement were evaluated in accordance with ASC 605-25 to determine if they represented a multiple element revenue arrangement. The Company concluded that the VIBERZI Co-Promotion Agreement does not represent a material modification to the linaclotide collaboration agreement with Allergan for North America, as it is not material to the total arrangement consideration under the collaboration agreement, does not significantly modify the existing deliverables, and does not significantly change the term of the agreement. The Company identified the following deliverables in the VIBERZI Co-Promotion Agreement: (i) second position sales detailing of VIBERZI, and (ii) medical education services. Each of the deliverables was deemed to have standalone value based on their nature and both deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined the BESP for each of the deliverables approximated the value allocated to the deliverables under the agreement. As consideration is earned over the term of the agreement, the revenue will be allocated to each deliverable based on the relative selling price, using management’s BESP, and recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605-25, during the quarter earned. During the three and six months ended June 30, 2016, in connection with the Company’s VIBERZI co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $1.4 million and approximately $2.6 million, respectively.  During the three and six months ended June 30, 2016, the Company recognized approximately $0.5 million and $1.0 million, respectively, in collaboration revenue related to the VIBERZI Co-Promotion Agreement for the performance of medical education services.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business.  Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which approximately $2.5 million had been paid as of June 30, 2016, and $18.0 million for regulatory milestones, none of which had been paid as of June 30, 2016.  In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. During the three and six months ended June 30, 2016 and 2015, the Company did not incur any research and development expense associated with the Company’s other collaboration and license agreements.

5.  Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$274,173	$274,173	$—	$—
Available-for-sale securities:
U.S. Treasury securities	20,037	20,037	—	—
U.S. government-sponsored securities	28,004	—	28,004	—
Convertible Note Hedges	99,478	—	—	99,478
Total assets	421,692	294,210	28,004	99,478
Liabilities:
Note Hedge Warrants	(86,838)	—	—	(86,838)
Contingent Consideration	(87,649)	—	—	(87,649)
Total liabilities	$(174,487)	$—	$—	$(174,487)

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$254,903	$254,903	$—	$—
U.S. government-sponsored securities	3,340	—	3,340	—
Available-for-sale securities:
U.S. Treasury securities	50,091	50,091	—	—
U.S. government-sponsored securities	128,016	—	128,016	—
Convertible Note Hedges	86,466	—	—	86,466
Total assets	$522,816	$304,994	$131,356	$86,466
Liabilities:
Note Hedge Warrants	$(75,328)	$—	$—	$(75,328)
Total liabilities	$(75,328)	$—	$—	$(75,328)

There were no transfers between fair value measurement levels during the three or six months ended June 30, 2016 or 2015.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at June 30, 2016 and December 31, 2015 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at June 30, 2016 and December 31, 2015 approximates fair value as it bears interest at a rate approximating a market interest rate.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of June 30, 2016 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the volatility of the Company’s Class A common stock. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of June 30, 2016:

	Convertible Note Hedges	Note Hedge Warrants
Risk-free interest rate (1)	1.2%	1.2%
Time to maturity	5.9	6.5
Stock price (2)	$13.08	$13.08
Strike price (3)	$16.58	$21.50
Common stock volatility (4)	45.8%	45.8%
Dividend yield	—%	—%

(1)         Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants.

(2)         The closing price of the Company’s Class A common stock on the last trading day of the quarter ended June 30, 2016.

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

The following table reflects the change in the Company’s Level 3 convertible note derivatives from December 31, 2015 through June 30, 2016 (in thousands):

	Convertible Note Hedges	Note Hedge Warrants
Balance at December 31, 2015	$86,466	$(75,328)
Change in fair value, recorded as a component of gain (loss) on derivatives	13,012	(11,510)
Balance at June 30, 2016	$99,478	$(86,838)

Contingent Consideration

In connection with the Lesinurad Transaction, the Company recorded a liability of $87.6 million, representing the fair value of the contingent consideration. This valuation was based on a Monte-Carlo simulation, which includes significant estimates related to probability weighted net cash outflow projections, discounted using a yield curve equivalent to the Company’s credit risk, which was the estimated cost of debt financing for market participants. This estimate represents the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca.  There were no changes in valuation techniques or in estimated fair value of the contingent consideration from the Acquisition Date through June 30, 2016. Changes to these inputs could materially affect the valuation of the contingent consideration.

The following table reflects the change in the Company’s Level 3 contingent consideration payable from December 31, 2015 through June 30, 2016 (in thousands):

Contingent Consideration
Fair value at December 31, 2015	$—
Additions	87,649
Changes in fair value	—
Payments	—
Balance at June 30, 2016	$87,649

11% PhaRMA Notes

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of the PhaRMA Notes due on or before June 15, 2024. The estimated fair value of the PhaRMA Notes was approximately $153.6 million and approximately $166.8 million as of June 30, 2016 and December 31, 2015, respectively, and was determined using Level 3 inputs, including a quoted rate.

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 10).  The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs.  The estimated fair value of the 2022 Notes was approximately $346.2 million and approximately $311.6 million as of June 30, 2016 and December 31, 2015, respectively.

6.  Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at June 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
U.S. Treasury securities	$20,010	$27	$—	$20,037
U.S. government-sponsored securities	27,992	13	(1)	28,004
Total	$48,002	$40	$(1)	$48,041

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. Treasury securities	$50,124	$—	$(33)	$50,091
U.S. government-sponsored securities	128,069	2	(55)	128,016
Total	$178,193	$2	$(88)	$178,107

The contractual maturities of all securities held at June 30, 2016 are one year or less. There were 2 and 32 available-for-sale securities in an unrealized loss position at June 30, 2016 and December 31, 2015, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at June 30, 2016 and December 31, 2015 was approximately $4.0 million and approximately $167.6 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at June 30, 2016.

There were no sales of available-for-sale securities during the three or six months ended June 30, 2016 or 2015. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income were not material to the Company’s condensed consolidated results of operations.

7.  Inventory

The Company’s inventory represents linaclotide API that is available for commercial sale.  At June 30, 2016 and December 31, 2015, the Company did not hold any balances of such inventory.

The Company has entered into multiple commercial supply agreements for the purchase of linaclotide API, as the Company is responsible for supplying API to its collaboration partners outside of North America and Europe.  Two of the Company’s API supply agreements contain minimum purchase commitments.  As part of the Company’s net realizable value assessment of its inventory, the Company assesses whether it has any excess non-cancelable purchase commitments resulting from its minimum supply agreements with its suppliers of linaclotide API.  As of June 30, 2016 and December 31, 2015, the Company had an accrual for excess purchase commitments of approximately $10.1 million, which is recorded in other liabilities in the Company’s condensed consolidated balance sheet.  The Company has evaluated all remaining minimum purchase commitments under its linaclotide API supply agreements through 2023 and concluded that the minimum purchase commitments under such agreements are realizable based on the current forecasts received from the Company’s partners in these territories and the Company’s internal forecasts.

8.  Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Manufacturing equipment	$3,748	$3,748
Laboratory equipment	14,110	13,681
Computer and office equipment	4,136	3,596
Furniture and fixtures	2,062	2,062
Software	13,316	12,715
Construction in process	228	375
Leased vehicles	2,749	3,039
Leasehold improvements	38,478	38,465
	78,827	77,681
Less accumulated depreciation and amortization	(60,888)	(56,606)
	$17,939	$21,075

9.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Salaries and benefits	$14,814	$19,582
Professional fees	1,632	507
Accrued interest	1,047	1,103
Other	3,105	2,109
	$20,598	$23,301

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

The Company’s outstanding Convertible Note balances as of June 30, 2016 consisted of the following (in thousands):

Principal	$335,699
Less: unamortized debt discount	(101,297)
Less: unamortized debt issuance costs	(7,129)
Net carrying amount	$227,273
Equity component	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through June 30, 2016 was 9.34%.  The following table sets forth total interest expense recognized related to the 2022 Notes during the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Contractual interest expense	$1,888	$293	$3,777	$293
Amortization of debt issuance costs	161	22	314	22
Amortization of debt discount	3,204	495	6,339	495
Total interest expense	$5,253	$810	$10,430	$810

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

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Notes. Holders of the 2022 Notes and the Note Hedge Warrants do not have any rights with respect to the Convertible Note Hedges. The Company paid approximately $91.9 million for the Convertible Note Hedges and recorded this amount as a long-term asset on the condensed consolidated balance sheet.  The Company received approximately $70.8 million for the Note Hedge Warrants and recorded this amount as a long-term liability, resulting in a net cost to the Company of approximately $21.1 million. The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (Note 5).

11% PhaRMA Notes due 2024

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The PhaRMA Notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “Payment Date”) which began on June 15, 2013. On March 15, 2014, the Company began making quarterly payments on the PhaRMA Notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the PhaRMA Notes (the “Required Interest Amount”). Principal on the PhaRMA Notes will be repaid in an amount equal to the Synthetic Royalty Amount minus the Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the PhaRMA Notes are based on the Synthetic Royalty Amount, which will vary from quarter to quarter, the PhaRMA Notes may be repaid prior to June 15, 2024, the final legal maturity date. The Company made principal payments of approximately $25.2 million through June 30, 2016, and expects to pay approximately $35.3 million of the principal within twelve months following June 30, 2016.

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

The Company rents office and laboratory space at its corporate headquarters in Cambridge, Massachusetts under a non-cancelable operating lease, entered into in January 2007, as amended (“2007 Lease Agreement”). The 2007 Lease Agreement contains various provisions for renewal at the Company’s option and, in certain cases, free rent periods and rent escalation tied to the Consumer Price Index and fair market rent. The rent expense, inclusive of the escalating rent payments and free rent periods, is estimated and recognized on a straight-line basis over the lease term through January 2018.  In addition, during 2014, the Company entered into two arrangements, with the landlord’s consent, to sublease a portion of its corporate headquarters that it did not intend to use for its operations.  Effective in February 2016, the Company’s obligations due to the landlord of its corporate headquarters increased in connection with a rent escalation tied to the Consumer Price Index and fair market rent, pursuant to the terms of the 2007 Lease Agreement, which resulted in a change in the accounting estimate of rent expense. This change in accounting estimate is recognized on a prospective, straight-line basis.  Rent expenses related to the 2007 Lease Agreement, net of sublease income, recorded during the three months ended June 30, 2016 and 2015 were approximately $2.0 million and approximately $1.5 million, respectively, and during the six months ended June 30, 2016 and 2015 were approximately $7.5 million and approximately $3.0 million, respectively.  In accordance with ASC Topic 420, Exit or Disposal Cost Obligations, the Company recorded all obligations to the landlord associated with sublet space, net of sublease income due to the Company under the subleases in the period in which the change occurred. As a result, the rent expense associated with the 2007 Lease Agreement for the six months ended June 30, 2016 includes approximately $3.5 million of estimated obligations to the landlord associated with the sublet space, net of sublease income due to the Company under the subleases.

At June 30, 2016, future minimum lease payments under all non-cancelable lease arrangements were as follows (in thousands):

	Operating	Lease Payments		Capital
	Lease	to be Received	Net Operating	Lease
	Payments	from Subleases	Lease Payments	Payments
2016 (1)	$10,246	$(3,219)	$7,027	$1,548
2017	20,498	(5,665)	14,833	1,112
2018	831	(476)	355	86
Total future minimum lease payments	$31,575	$(9,360)	$22,215	$2,746
Less: amounts representing interest				(97)
Capital lease obligations at June 30, 2016				2,649
Less: current portion of capital lease obligations				(2,451)
Capital lease obligations, net of current portion				$198

(1)                                 Amounts are for the six months ending December 31, 2016.

Commercial Supply Commitments

The Lesinurad CSA with AstraZeneca provides for commercial supply of ZURAMPIC, and, if approved by the FDA, the FDC Product.  The Lesinurad CSA includes certain purchase obligations based on the Company’s forecasted demand.  As of June 30, 2016, the Company had approximately $0.3 million in such commitments related to lesinurad commercial supply.

12.  Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$3,265	$2,691	$5,764	$4,745
Selling, general and administrative	4,832	4,212	9,139	7,584
	$8,097	$6,903	$14,903	$12,329

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted-Average Exercise Price
	(in thousands)
Outstanding at December 31, 2015	20,566	$11.18
Granted	3,608	10.32
Exercised	(1,441)	3.14
Cancelled	(667)	13.04
Outstanding at June 30, 2016	22,066	$11.50

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected volatility	45.9%	46.8%	46.0%	46.1%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	1.5%	1.7%	1.5%	1.7%
Expected dividend yield	—%	—%	—%	—%

In 2015, the Company began granting RSUs in addition to stock options as part of the equity compensation it provides to its employees, each RSU representing the right to receive one share of the Company’s Class A common stock pursuant to the terms of the applicable award agreement and granted pursuant to the terms of the Company’s 2010 Equity Plan. The RSUs generally vest 25% per year on the approximate anniversary of the date of grant until fully vested, provided the employee remains continuously employed with the Company through each vesting date. Shares of the Company’s Class A common stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of all RSUs is based on the market value of the Company’s Class A common stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSU activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted-Average Fair Value
	(in thousands)
Unvested as of December 31, 2015	900	$13.36
Granted	505	10.33
Vested	(116)	15.54
Forfeited	(33)	13.12
Unvested as of June 30, 2016	1,256	$11.94

13.  Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. In November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 4). These shares of preferred stock converted to the Company’s Class B common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. Amounts due to and due from Allergan and Almirall are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party.  As of June 30, 2016, the Company had an insignificant amount in related party accounts receivable associated with Almirall and approximately $51.9 million in related party accounts receivable, net of related party accounts payable, associated with Allergan.  As of December 31, 2015, the Company did not have any related party accounts receivable associated with Almirall and approximately $51.6 million in related party accounts receivable, net of related party accounts payable, associated with Allergan.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016.  The Company paid approximately $1.9 million and $3.8 million in insurance premiums to this insurance provider during the three and six months ended June 30, 2016, respectively, and approximately $1.7 million and $3.5 million during the three and six months ending June 30, 2015, respectively.  At June 30, 2016 and 2015, the Company had no accounts payable due to this related party.

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

Overview

We are a commercial biotechnology company leveraging our proven development and commercial capabilities as we seek to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, including irritable bowel syndrome with constipation, or IBS-C, and chronic idiopathic constipation, or CIC, hyperuricemia associated with uncontrolled gout, refractory gastroesophageal reflux disease, or rGERD, and vascular and fibrotic diseases.

Our first commercial product, linaclotide, is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., under the trademarked name LINZESS®, and is available to adult men and women suffering from IBS-C in certain European countries under the trademarked name CONSTELLA®. We and our U.S. partner Allergan plc (together with its affiliates), or Allergan, began commercializing LINZESS in the U.S. in December 2012. Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Our former European partner, Almirall, S.A., or Almirall, began commercializing CONSTELLA in Europe for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013.  In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan, and we and Allergan entered into an amendment to the European license agreement. Currently, CONSTELLA is commercially available in certain European countries, including the United Kingdom, Italy and Spain.

Within our IBS-C/CIC franchise, we and Allergan are exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility within IBS-C and CIC, as well as studying linaclotide in additional indications and populations to assess its potential to treat various gastrointestinal, or GI, conditions. In June 2016, the U.S. Food and Drug Administration, or FDA, accepted for review the supplemental new drug application, or sNDA, for the 72 mcg dose of linaclotide in the U.S. If approved, we and Allergan anticipate launching the 72 mcg dose of linaclotide in the U.S. in 2017 to provide a broader range of treatment options to physicians and adult CIC patients in the U.S. We and Allergan are also developing linaclotide colonic release, a targeted oral delivery formulation of linaclotide designed to potentially improve abdominal pain relief in adult IBS-C patients. In addition to IBS-C, we are exploring linaclotide colonic release for use in additional GI disorders where lower abdominal pain is a predominant symptom, including IBS-mixed, or IBS-M, ulcerative colitis and diverticulitis, among others. Linaclotide is also being developed and commercialized in other parts of the world by our partners.

In December 2013 and February 2014, linaclotide was approved in Canada and Mexico, respectively, as a treatment for adult men and women suffering from IBS-C or CIC. Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.  In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico.  Astellas Pharma Inc., or Astellas, our partner in Japan, is developing linaclotide for the treatment of patients with IBS-C and chronic constipation in its territory.  In November 2015, we and Astellas reported positive top-line data from Astellas’ Phase III clinical trial of linaclotide in adult patients with IBS-C for Japan and in February 2016, Astellas filed a new drug application seeking approval of linaclotide for the treatment of adults with IBS-C in Japan with the Japanese Ministry of Health, Labor and Welfare.  In October 2012, we entered into a collaboration agreement with AstraZeneca AB (together with its affiliates), or AstraZeneca, to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In December 2015, we and AstraZeneca filed for approval with the China Food and Drug Administration, or CFDA, to market linaclotide in China. We continue to assess alternatives to bring linaclotide to IBS-C and CIC sufferers in the parts of the world outside of our partnered territories.

In June 2016, we closed a transaction with AstraZeneca, pursuant to which we received an exclusive license to develop, manufacture, and commercialize products containing lesinurad as an active ingredient, including ZURAMPIC®, in the U.S., or the Lesinurad Transaction. Lesinurad 200mg tablets were approved as ZURAMPIC by the FDA in December 2015 for use in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with uncontrolled gout. We are also developing a fixed-dose combination product of lesinurad and allopurinol, an XOI, which is included under the license agreement, or the FDC Product. We have accounted for the Lesinurad Transaction in accordance with Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”, or ASC 805, as the Lesinurad Transaction meets the requirements of a business combination.

The transaction is more fully described in Note 3, Business Combinations, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We are advancing our rGERD franchise through the development of IW-3718, a gastric retentive formulation of a bile acid sequestrant.

Within our vascular and fibrotic franchise, we are leveraging our pharmacological expertise in guanylate cyclase, or GC, pathways gained through the discovery and development of linaclotide to advance development programs targeting soluble guanylate cyclase, or sGC. sGC is a validated mechanism with the potential for broad therapeutic utility and multiple opportunities for product development in vascular and fibrotic diseases, as well as other therapeutic areas. We are progressing two sGC development candidates, IW-1973 and IW-1701, which have distinct pharmacologic profiles that we believe may be differentiating and enable opportunities in multiple indications.

In April 2016, we announced the discontinuation of development of IW-9179 for gastroparesis, as top-line data from its exploratory Phase IIa clinical study indicated that IW-9179 did not meaningfully reduce the severity of symptoms in patients with diabetic gastroparesis. In July 2016, as part of our continued assessment and prioritization of resources, we discontinued assessing the potential of IW-9179 for the treatment of functional dyspepsia and are no longer advancing this program.

As part of our strategy, we have also established development and commercial capabilities that we plan to leverage as we seek to bring multiple medicines to patients. We intend to play an active role in the development and commercialization of our products in the U.S., and to establish a strong global brand by out-licensing commercialization rights in other territories to high-performing partners.

In March 2015, we and Exact Sciences Corp, or Exact Sciences, entered into an agreement to co-promote Cologuard®, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer. Under the terms of the agreement, our sales team promotes and educates health care practitioners regarding Cologuard. Exact Sciences maintains responsibility for all other aspects of the commercialization of Cologuard outside of the co-promotion. We are compensated primarily via royalties earned on the net sales of Cologuard generated from the healthcare practitioners on whom we call.

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

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of June 30, 2016, we had an accumulated deficit of approximately $1.1 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

Financial Overview

Revenue.  Revenue to date has been generated primarily through our collaboration agreements for the development and commercialization of linaclotide with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, our license agreements for the development and commercialization of linaclotide in Japan with Astellas and the development and commercialization of linaclotide in Europe with Allergan (formerly with Almirall), and our co-promotion agreements with Allergan for VIBERZI and Exact Sciences for Cologuard in the U.S. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, (iii) the manufacture of finished drug product, active pharmaceutical ingredient, or API, or development materials for a partner which are reimbursed at a contractually determined rate, and (iv) co-promotion activities by our clinical sales specialists. Payments to us may include (i) up-front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API or development materials, (iv) payments based upon the achievement of certain milestones, (v) payments for sales detailing, promotional support services and medical education initiatives and (vi) royalties on product sales. Additionally, we receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China. LINZESS launched in the U.S. in December 2012 and CONSTELLA became commercially available in certain European countries beginning in the second quarter of 2013.  Linaclotide is also approved in a number of other countries.

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

Cost of Revenue.  Cost of revenue related to the sales of linaclotide API is recognized upon shipment of linaclotide API to certain of our partners outside of the U.S. Our cost of revenue consists of the internal and external costs of producing such API.

Write-down of Inventory to Net Realizable Value and Loss on Non-cancelable Purchase Commitments.   During the six months ended June 30, 2015, we recorded expenses of approximately $8.2 million for the write-down of inventory and an accrual for excess non-cancelable inventory purchase commitments related to linaclotide API. These charges primarily related to a reduction in the near term demand forecast for CONSTELLA in the European territory by Almirall, our former European partner; and regulatory changes made by the CFDA to the marketing approval process in China.

Research and Development Expense.  Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of compensation, benefits and other employee-related expenses, research and development related facility costs, third-party contract costs relating to nonclinical study and clinical trial activities, development of manufacturing processes, regulatory registration of third-party manufacturing facilities, as well as licensing fees for our product candidates. We charge all research and development expenses to operations as incurred. Under our linaclotide collaboration agreements with Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau, we are reimbursed for certain research and development expenses, and we net these reimbursements against our research and development expenses as incurred. Payments to Allergan or AstraZeneca for such linaclotide territories are recorded as incremental research and development expense.

The core of our research and development strategy is to leverage our development capabilities, as well as our pharmacologic expertise, to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, including IBS-C and CIC, hyperuricemia associated with uncontrolled gout, rGERD, and vascular and fibrotic diseases.

Linaclotide.  Linaclotide represents the largest portion of our research and development expense for our product candidates. Linaclotide is the first and, to date, only FDA-approved guanylate cyclase type-C, or GC-C, agonist. Linaclotide is approved in the U.S. and in a number of E.U. and other countries.

We and Allergan are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by seeking to expand its utility within IBS-C and CIC, as well as studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions.  In June 2016, the FDA accepted for review the sNDA for a 72 mcg dose of linaclotide. If approved, we and Allergan anticipate launching the 72 mcg dose of linaclotide in the U.S. in 2017 to provide a broader range of treatment options to physicians and adult CIC patients in the U.S.

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

Lesinurad. The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. AstraZeneca is conducting this trial on our behalf and we are obligated to reimburse AstraZeneca up to $100.0 million over up to ten years for completion of this post-marketing clinical study for lesinurad. We and AstraZeneca plan to submit the FDC Product containing lesinurad for FDA regulatory review during the second half of 2016. We and AstraZeneca, on our behalf, are undertaking additional development activities related to lesinurad.

Development Candidates.  We are advancing our rGERD franchise through the development of IW-3718, a gastric retentive formulation of a bile acid sequestrant.

Within our vascular/fibrotic franchise, we are leveraging our pharmacological expertise in GC pathways gained through the discovery and development of linaclotide to advance development programs targeting sGC. We are currently progressing two sGC development candidates, IW-1973 and IW-1701, which have distinct pharmacologic profiles that we believe may be differentiating and enable opportunities in multiple indications. We have additional assets in early development that we continue to advance, and we are exploring strategic options for further development of these assets.

In April 2016, we announced the discontinuation of development of IW-9179 for gastroparesis, as top-line data from our exploratory Phase IIa clinical study indicated that IW-9179 did not meaningfully reduce the severity of symptoms in patients with diabetic gastroparesis. In July 2016, as part of our continued assessment and prioritization of resources, we discontinued assessing the potential of IW-9179 for the treatment of functional dyspepsia and are no longer advancing this program.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC.

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2016 and 2015. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA and licensing fees for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Linaclotide (1)	$9,618	$13,989	$20,353	$27,453
Lesinurad (2)	2,862	—	2,862	—
Development candidates:
GI disorders (three compounds)(3)	6,188	4,008	14,770	7,249
Vascular and fibrotic disorders (two compounds)(3)	7,063	5,750	13,550	10,758
Central nervous system disorders (one compound)(3)	142	264	707	452
Total development candidates	13,393	10,022	29,027	18,459
Discovery research	5,809	4,637	11,282	9,377
	$31,682	$28,648	$63,524	$55,289

(1)                                 Includes linaclotide in all indications, populations and formulations.

(2)                                 Includes lesinurad in all indications, populations and formulations.

(3)                                 Number of compounds is for the six months ended June 30, 2016.

Since 2004, the date we began tracking costs by program, we have incurred approximately $376.0 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

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

In December 2015, the FDA approved ZURAMPIC for use in conjunction with a XOI for the treatment of hyperuricemia associated with uncontrolled gout.  In connection with the FDA approval, the FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of ZURAMPIC, and has required that enrollment include patients with moderate renal impairment. We are obligated to reimburse AstraZeneca up to $100.0 million over up to ten years for the completion of the post-marketing requirement activities currently required by the FDA. Furthermore, we and AstraZeneca, on our behalf, are undertaking additional development activities related to lesinurad.

We are also advancing development programs targeting diseases such as rGERD and uncontrolled gout, as well as development programs within our vascular/fibrotic franchise targeting sGC.  Given the inherent uncertainties that come with the development of pharmaceutical products, we cannot estimate with any degree of certainty how our programs will evolve, and therefore the amount of time or money that would be required to obtain regulatory approval to market them.

As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, linaclotide or lesinurad’s utility will be expanded within their currently approved indications; if or when linaclotide or lesinurad will be developed outside of their current markets, indications, populations or formulations; or when, if ever, any of our other product candidates will generate revenues and cash flows.

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

•                  The costs, timing and outcome of regulatory review of a product candidate may not be favorable, and, even if approved, a product may face post-approval development and regulatory requirements.

•                  There may be substantial costs, delays and difficulties in successfully integrating externally developed product candidates into our business operations.

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

We expect our research and development costs will be substantial for the foreseeable future. We will continue to invest in linaclotide and lesinurad, including the investigation of ways to enhance the clinical profile within their currently approved indications, and the exploration of their potential utility in other indications, populations and formulations. We will also invest in our other product candidates as we advance them through nonclinical studies and clinical trials, in addition to funding full-time equivalents for research and development activities under our external collaboration and license agreements.

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, business development, commercial, sales, marketing, communications and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, general and administrative related facility costs, insurance costs and professional fees for accounting and legal services. As we continue to invest in the commercialization of LINZESS and ZURAMPIC, we expect our selling, general and administrative expenses will be substantial for the foreseeable future. We charge all selling, general and administrative expenses to operations as incurred.

Under our AstraZeneca collaboration agreement for linaclotide, we are reimbursed for certain selling, general and administrative expenses and we net these reimbursements against our selling, general and administrative expenses as incurred. We include Allergan’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from Allergan as collaboration expense or collaborative arrangements revenue, respectively.

Amortization of Acquired Intangible Asset.  Amortization expense is based on the economic consumption of intangible assets. Our amortization is related to the ZURAMPIC intangible asset, which is amortized on a straight-line basis over the estimated useful life.

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

In June 2015, in connection with the issuance of the 2022 Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we also entered into certain warrant transactions in which we sold note hedge warrants, or the Note Hedge Warrants, to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of our Class A common stock, subject to customary anti-dilution adjustments. Gain (loss) on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded as derivative assets and liabilities. The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in our condensed consolidated statements of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates and assumptions in our condensed consolidated financial statements include those related to revenue recognition, available-for-sale securities, inventory valuation, and related reserves; impairment of long-lived assets; initial valuation procedures for the issuance of convertible notes; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; goodwill; contingent consideration; acquired intangible assets; contingencies and share-based compensation. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

During the three months ended June 30, 2016, we adopted the following significant accounting policies:

Business Combinations

We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination by assessing whether or not we have acquired inputs and processes that have the ability to create outputs. If determined to be a business combination, we account for business acquisitions under the acquisition method of accounting as indicated in the Financial Accounting Standards Board, or FASB, issued ASC 805, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, we recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, we recognize and measure goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

The consideration for our business acquisitions include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in the condensed consolidated statements of operations.

Finite-Lived and Indefinite-Lived Intangible Assets

We record the fair value of purchased intangible assets with definite useful lives as of the transaction date of a business combination. Purchased intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives.  We evaluate the finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. If we determine that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. In addition, we would also reassess the remaining estimated useful life of the finite-lived intangible asset.

In accordance with ASC Topic 350, “Intangibles — Goodwill and Other”, ASC 350, during the period that an asset is considered indefinite-lived, such as in-process research and development, or IPR&D, it will not be amortized. Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, we complete an assessment of whether our acquisition constitutes the purchase of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and the rationale for entering into the transaction.  Indefinite-lived assets are maintained on our condensed consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired.  Indefinite-lived asset are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate the reduction in the fair value of the IPR&D asset below its respective carrying amount. If we determine that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. When development of an IPR&D asset is complete, the associated asset would be deemed finite-lived and would then be amortized based on its respective estimated useful life at that point.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is reviewed for impairment. We test goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing the carrying value to its implied fair value in accordance with ASC 350. Impairment may result from, among other things, deterioration in the performance of the acquired asset, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. In evaluating the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances.

Other than as set forth above, during the six months ended June 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission, or SEC, on February 19, 2016, or the 2015 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Collaborative arrangements revenue:	$54,350	$27,744	$120,392	$56,676
Cost and expenses:
Cost of revenue, excluding amortization of acquired intangible asset	—	—	—	12
Write-down of inventory to net realizable value and loss on non-cancellable purchase commitments	—	8,150	—	8,150
Research and development	31,682	28,648	63,524	55,289
Selling, general and administrative	36,918	32,955	73,086	63,301
Amortization of acquired intangible asset	1,065	—	1,065	—
Total cost and expenses	69,665	69,753	137,675	126,752
Other (expense) income:
Interest expense	(9,827)	(5,874)	(19,734)	(11,094)
Interest and investment income	295	71	516	136
Gain (loss) on derivatives	3,145	(208)	1,502	(208)
Other expense, net	(6,387)	(6,011)	(17,716)	(11,166)
Net loss	$(21,702)	$(48,020)	$(34,999)	$(81,242)

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Revenue

	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Collaborative arrangements revenue	$54,350	$27,744	$26,606	96%	$120,392	$56,676	$63,716	112%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $26.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily related to an approximately $24.1 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $1.5 million increase in revenue from the shipment of linaclotide API to one of our collaboration partners; an approximately $0.5 million increase due to the achievement of a development milestone under our license agreement with Astellas in February 2016; an approximately $0.5 million increase due to revenues from our co-promotion agreement with Allergan for VIBERZI in the U.S.; an approximately $0.2 million increase due to revenues from our co-promotion agreement with Exact Sciences for Cologuard in the U.S.; and an insignificant increase in royalty revenue based on sales of linaclotide in our partnered territories. The increases were partially offset by an approximately $0.3 million decrease in revenue recognized in connection with our collaboration agreement with AstraZeneca for linaclotide.

The increase in revenue from collaborative arrangements of approximately $63.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily related to an approximately $45.6 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $13.4 million increase due to the achievement of a development milestone under our license agreement with Astellas in February 2016; an approximately $4.0 million increase in revenue from the shipment of linaclotide API to one of our collaboration partners; an approximately $1.0 million increase due to revenues from our co-promotion agreement with Allergan for VIBERZI in the U.S.; an approximately $0.9 million increase due to revenues from our co-promotion arrangement with Exact Sciences for Cologuard in the U.S., and an approximately $0.2 million increase in royalty revenue based on sales of linaclotide in our partnered territories.  The increases were partially offset by an approximately $1.4 million decrease in license revenue related to our collaboration agreement with AstraZeneca.

Cost and Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenue, excluding amortization of acquired intangible asset	$—	$—	$—	0%	$—	$12	$(12)	(100)%
Write-down of inventory to net realizable value and loss on non-cancellable purchase commitments	—	8,150	(8,150)	(100)%	—	8,150	(8,150)	(100)%
Research and development	31,682	28,648	3,034	11%	63,524	55,289	8,235	15%
Selling, general and administrative	36,918	32,955	3,963	12%	73,086	63,301	9,785	15%
Amortization of acquired intangible assets	1,065	—	1,065	100%	1,065	—	1,065	100%
Total cost and expenses	$69,665	$69,753	$(88)	(0)%	$137,675	$126,752	$10,923	9%

Cost of Revenue.  There was an insignificant decrease in cost of revenue for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

Write-Down of Inventory to Net Realizable Value and Loss on Non-Cancelable Purchase Commitments.  The decrease in write-down of inventory and loss on non-cancelable purchase commitments of approximately $8.2 million for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, was primarily related to an accrual for a loss on non-cancelable inventory purchase commitments recorded during the three months ended June 30, 2015.

Research and Development Expense.  The increase in research and development expense of approximately $3.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily related to an increase of approximately $2.7 million in research costs related to our early stage pipeline candidates; an approximately $2.0 million increase in costs associated with development activities and transitional support services related to lesinurad; an increase of approximately $1.3 million in compensation, benefits and other employee-related expenses primarily associated with increased headcount; and an increase of approximately $1.2 million in net costs related to the linaclotide collaboration with Allergan for North America. These increases were partially offset by a decrease of approximately $3.5 million in external costs related to the development of linaclotide; an approximately $0.3 million decrease in costs associated with the collaboration with AstraZeneca for linaclotide; a decrease of approximately $0.3 million in operating costs, including facility costs such as rent and amortization of leasehold improvements allocated to research and development; and an insignificant decrease related to the development of manufacturing processes and costs associated with linaclotide API.

The increase in research and development expense of approximately $8.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily related to an increase of approximately $6.6 million in net costs related to the collaboration with Allergan for North America; an increase of approximately $6.4 million in research costs related to our early stage pipeline candidates; an approximately $2.0 million increase in costs associated with development activities and transitional support services related to lesinurad; an increase of approximately $1.9 million in operating costs, including facility costs such as rent and amortization of leasehold improvements allocated to research and development;  and an increase of approximately $1.8 million in compensation, benefits and other employee-related expenses primarily associated with increased headcount. These increases were partially offset by a decrease of approximately $9.5 million in external costs related to the development of linaclotide; an approximately $0.6 million decrease in costs associated with the collaboration with AstraZeneca for linaclotide; and a decrease of approximately $0.4 million related to the development of manufacturing processes and costs associated with linaclotide API.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $4.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily as a result of an approximately $1.9 million increase in external consulting costs and other service costs primarily associated with commercial support activities; an approximately $1.7 million increase in compensation, benefits and other employee-related expenses; and an approximately $0.7 million increase in costs associated with transitional support services related to the Lesinurad Transaction. These increases were partially offset by an approximately $0.2 million decrease in costs associated with selling expenses and marketing programs and an insignificant decrease in costs related to facilities and information technology infrastructure, including rent.

Selling, general and administrative expenses increased approximately $9.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily as a result of an approximately $4.6 million increase in compensation, benefits and other employee-related expenses; an approximately $2.1 million increase in costs related to facilities and information technology infrastructure, including rent; an approximately $1.9 million increase in external consulting costs and other service costs primarily associated with commercial support activities; an approximately $0.7 million increase in costs associated with transitional support services related to the Lesinurad Transaction and an approximately $0.5 million increase in costs associated with selling expenses, marketing research and speaker programs.

Amortization of Acquired Intangible Assets.  The increase in amortization of acquired intangible assets expense of approximately $1.1 million for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was due to the Lesinurad Transaction that closed in June 2016, in which we acquired an exclusive license in the U.S. to, among other things, the approved product ZURAMPIC. The amount allocated to the ZURAMPIC intangible asset will be amortized on a straight-line basis over its estimated useful life of 13 years, the period of estimated future cash flows.

Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(9,827)	$(5,874)	$(3,953)	67%	$(19,734)	$(11,094)	$(8,640)	78%
Interest and investment income	295	71	224	315%	516	136	380	279%
Gain (loss) on derivatives	3,145	(208)	3,353	(1,612)%	1,502	(208)	1,710	(822)%
Total other expense, net	$(6,387)	$(6,011)	$(376)	6%	$(17,716)	$(11,166)	$(6,550)	59%

Interest expense increased approximately $4.0 million and approximately $8.6 million for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, mainly due to an increase in interest expense of approximately $4.4 million and $9.6 million associated with our 2022 Notes. These increases were partially offset by a decrease of approximately $0.4 million and $0.9 million in interest expense associated with the PhaRMA Notes for the three and six months ended June 30, 2016, respectively, and an insignificant decrease in interest expense on capital and operating leases for the three and six months ended June 30, 2016.

The approximately $3.4 million increase in the gain on derivatives for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily due to an approximately $3.1 million net gain on derivatives, resulting from an approximately $21.8 million increase in the fair value of the Convertible Note Hedges and an approximately $18.7 million increase in the fair value of the Note Hedge Warrants recorded during the three months ended June 30, 2016. The approximately $1.7 million increase in the gain on derivatives for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to an approximately $3.1 million gain on derivatives for the three months ended June 30, 2016, offset by an approximately $1.6 million loss on derivatives from the three months ended March 31, 2016.

Liquidity and Capital Resources

At June 30, 2016, we had approximately $325.4 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2016, our balances of cash, cash equivalents and available-for-sale securities decreased approximately $114.0 million. This decrease is primarily due to a $100.0 million upfront payment in connection with the Lesinurad Transaction, $11.3 million of principal payments made on our outstanding PhaRMA Notes, approximately $1.6 million in capital expenditures, and approximately $0.8 million of payments on capital lease obligations. In addition, cash of approximately $6.1 million was used to operate our business, including payments related to, among other things, research and development, and selling and administrative expenses as we continue to invest in our research pipeline and support the continued commercialization of our products. These cash outflows were partially offset by approximately $6.2 million in proceeds from the exercise of stock options.

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

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of June 30, 2016, we had an accumulated deficit of approximately $1.1 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $167.3 million of net proceeds from the private placement of our PhaRMA Notes in January 2013 and approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive substantially all of our revenue from this collaboration. We are also deploying significant resources to advance product opportunities in IBS-C/CIC, uncontrolled gout, rGERD, and vascular and fibrotic diseases, and to launch and commercialize ZURAMPIC in the U.S. for the treatment of uncontrolled gout. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS and ZURAMPIC, and financial discipline.  However, we have not achieved positive cash flows from operations to date.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties based on sales of linaclotide in the European territory, Canada, and Mexico from Allergan. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, develop and commercialize lesinurad in the U.S., and continue to invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of June 30, 2016 will be sufficient to meet our projected operating needs at least through the next twelve months.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying estimates regarding the costs to develop our product candidates and obtain regulatory approvals and the costs to commercialize linaclotide in the U.S., China and other markets, and commercialize lesinurad in the U.S., as well as our goal to become cash flow positive, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide, lesinurad and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•                  the revenue generated by sales of LINZESS, CONSTELLA, ZURAMPIC and any other products;

•                  the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS, ZURAMPIC and any other products;

•                  the success of our third-party manufacturing activities;

•                  the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approved development and regulatory requirements;

•                  the success of our research and development efforts;

•                  the emergence of competing or complementary developments;

•                  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•                  the terms and timing of any additional collaborative, licensing or other arrangements that we may establish, including royalties or other payments due or payable under such agreements; and

•                  the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of integrating any such assets into our business operations.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2015 Annual Report on Form 10-K. There have not been any material changes from the contractual commitments and obligations previously disclosed in our 2015 Annual Report on Form 10-K other than the license agreement and the commercial supply agreement with AstraZeneca entered into in April 2016 in connection with the Lesinurad Transaction, and a change in estimated obligations due to our landlord under the terms of our operating lease, entered into in January 2007, as amended, for our Cambridge, Massachusetts corporate headquarters as discussed in Note 3, Business Combinations, Note 6, Property and Equipment, and Note 7, Inventory, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  As of June 30, 2016, we had purchase obligations to AstraZeneca under our commercial supply agreement for lesinurad of approximately $0.3 million related to lesinurad commercial supply.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, “Summary of Significant Accounting Policies,” in our 2015 Annual Report on Form 10-K and Note 1, “Nature of Business,” in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the six months ended June 30, 2016 that had a material effect on our condensed consolidated financial statements included in this report.

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

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of June 30, 2016, the fair value of the 2022 Notes was estimated by us to be $346.2 million. The 2022 Notes are more fully described in Note 5, “Fair Value of Financial Instruments,” and Note 10, “Notes Payable,” in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Convertible Note Hedge and Warrant Transactions with Respect to 2022 Notes

To minimize the impact of potential dilution to our common stock upon conversion of the 2022 Notes, we entered into Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we entered into warrant transactions whereby we sold Note Hedge Warrants to acquire, subject to customary adjustments, 20,249,665 shares of our Class A common stock at an initial strike price of approximately $21.50 per share, subject to adjustment. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 10, “Notes Payable,” in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk

We have no significant operations outside the U.S. and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2016 and 2015 had a significant impact on our results of operations.

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

As discussed above, we completed the Lesinurad Transaction on June 2, 2016, which was accounted for as a business combination. The results of this transaction have been included in our financial results beginning on the date the Lesinurad Transaction closed. In connection with the Lesinurad Transaction, we have implemented internal controls over business combinations, goodwill, and intangibles.

Based on that evaluation, our principal executive officer and principal financial officer concluded no other changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We are highly dependent on the commercial success of LINZESS in the U.S. for the foreseeable future and we will also be dependent on the commercial success of ZURAMPIC; we cannot guarantee when, or if, we will attain profitability or positive cash flows.

We and our partner, Allergan plc (together with its affiliates), or Allergan, began selling LINZESS in the U.S. during December 2012. In June 2016, we licensed exclusive rights to commercialize ZURAMPIC and other products containing lesinurad in the U.S. While we believe that the revenues from our LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future, we expect revenue from sales of ZURAMPIC will also be important to our financial success.  The commercial success of LINZESS and ZURAMPIC depend on a number of factors, including:

•                  the effectiveness of LINZESS as a treatment for adult patients with IBS-C or CIC and the effectiveness of ZURAMPIC as a treatment for patients with hyperuricemia associated with uncontrolled gout;

•                  the size of the treatable patient populations;

•                  the effectiveness of the sales, managed markets and marketing efforts for LINZESS by us and Allergan and for ZURAMPIC by us;

•                  the adoption of LINZESS and ZURAMPIC by physicians, which depends on whether physicians view such products as safe and effective treatments for their approved patient populations and indications;

•                  our success in educating and activating potential patients to enable them to more effectively communicate their symptoms and treatment history to their physicians;

•                  our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, LINZESS and ZURAMPIC by providing third party payers with a strong value proposition based on the existing burden of illness associated with IBS-C and CIC or hyperuricemia associated with uncontrolled gout, respectively, and the benefits of these products;

•                  the effectiveness of Allergan’s distribution networks for LINZESS and the effectiveness of the distribution strategy and networks for ZURAMPIC;

•                  the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas, associated with LINZESS or ZURAMPIC; and

•                  the development or commercialization of competing products or therapies for the treatment of IBS-C or CIC, or their associated symptoms, for LINZESS or for the treatment of hyperuricemia associated with uncontrolled gout, or its associated symptoms, for ZURAMPIC.

Our revenues from the commercialization of LINZESS and ZURAMPIC are subject to these factors, and therefore may be unpredictable from quarter-to-quarter. Ultimately, we may never generate sufficient revenues from LINZESS and ZURAMPIC to reach or maintain profitability for our company or to sustain our anticipated levels of operations.

Linaclotide and lesinurad may cause undesirable side effects or have other properties that could limit their commercial potential.

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

The most commonly reported adverse reactions in the clinical trials for ZURAMPIC (in combination with a xanthine oxidase inhibitor, or XOI) for the treatment of hyperuricemia associated with uncontrolled gout were headache, influenza, increased blood creatinine and gastroesophageal reflux disease.  Additionally, because ZURAMPIC is approved for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout, our patients may experience side effects and adverse reactions associated with the use of such XOIs.  Notwithstanding its FDA-approved label, if ZURAMPIC is taken without an XOI, patients may experience new or increased risk of adverse reactions, including the heightened risk of acute renal failure.

Further, as we, our partners and, in the case of lesinurad, AstraZeneca’s other licensees, conduct clinical trials, including in new or existing territories, indications, populations or formulations, as well as explore potential combination products, the number of patients treated with our products within and outside of such products’ currently approved indications and patient populations has grown and continues to do so. As patient experience expands, we and others may identify previously unknown side effects, known side effects may be found to be more frequent or severe than in the past, and we and others may detect unexpected safety signals for our products or any products perceived to be similar to our products.  The foregoing, or the perception of the foregoing, may have the following effects:

•                  sales of our products may be impaired;

•                  regulatory approvals for our products may be denied, restricted or withdrawn;

•                  we or our partners may decide to, or be required to, change the products’ label or send product warning letters or field alerts to physicians, pharmacists and hospitals;

•                  reformulation of the products, additional nonclinical or clinical studies, changes in labeling or changes to or reapprovals of manufacturing facilities may be required;

•                  we or our partners may be precluded from pursuing approval of linaclotide in new territories or from studying additional development opportunities to enhance our products’ clinical profiles, including within new or existing indications, populations and formulations, as well as in potential combination products;

•                  our or our products’ reputation in the marketplace may suffer; and

•                  government investigations or lawsuits, including class action suits, may be brought against us or our partners.

Any of the above occurrences would harm or prevent sales of our products, increase expenses and impair our and our partners’ ability to successfully commercialize linaclotide or our ability to successfully commercialize lesinurad.

In addition, both LINZESS and ZURAMPIC contain a boxed warning about their use.  The FDA-approved label for LINZESS contains a boxed warning about its use in pediatric patients. LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients 6 through 17 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, which is discussed below.

The FDA-approved label for ZURAMPIC contains a boxed warning about the risk of acute renal failure with ZURAMPIC, which is more common when ZURAMPIC is used without an XOI.  ZURAMPIC is contraindicated in patients with severe renal impairment or end-stage renal diseases, kidney transplant recipients, patients on dialysis or patients with tumor lysis syndrome or Lesch-Nyhan syndrome.  The FDA has required that a post-marketing clinical study be conducted to further evaluate the renal and cardiovascular safety of ZURAMPIC, which AstraZeneca is conducting on our behalf, and which is discussed below.

We rely entirely on contract manufacturers and our partners to manufacture and distribute linaclotide and lesinurad. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties, or are otherwise unable to manufacture and distribute sufficient quantities to meet demand, our commercialization efforts may be materially harmed.

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture API and final drug product, and to distribute that drug product to third party purchasers. With respect to linaclotide, we and certain of our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered and unpartnered territories. Each of Allergan and Astellas is responsible for linaclotide drug product and finished goods manufacturing (including bottling and packaging) for its respective territories, and distributing the finished goods to wholesalers. Among our linaclotide drug product manufacturers, only Allergan has manufactured linaclotide on a commercial scale. We have an agreement with an independent third party to serve as an additional source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca for linaclotide, we are accountable for drug product and finished goods manufacturing for China, Hong Kong and Macau.

With respect to lesinurad, we have a commercial supply agreement with AstraZeneca to manufacture finished drug product and a transitional services agreement with AstraZeneca for certain services, such as distribution. We rely exclusively on AstraZeneca as our supplier of finished drug product for ZURAMPIC. If, for any reason, AstraZeneca is unable or unwilling to perform under our commercial supply agreement or if AstraZeneca performs poorly, our ability to timely deliver ZURAMPIC to our customers would be significantly impaired or we might not be able to supply ZURAMPIC to our customers at all.  The sales of ZURAMPIC would be adversely affected and such failure to deliver finished drug product to our customers would negatively impact our reputation.  If such event occurs, we would need to identify alternate manufacturers and we would expend time and effort to validate and obtain necessary regulatory approvals for such alternative manufacturers and there is no assurance that we would be able to identify alternative manufacturers that would be available to us on acceptable terms, if at all.

Each of our API and drug product manufacturers must comply with current good manufacturing practices, or GMP, and other stringent regulatory requirements enforced by the FDA and foreign regulatory authorities in other jurisdictions. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. Manufacturers of our products may be unable to comply with these GMP requirements and with other regulatory requirements. We have little control over our manufacturers’ or partners’ compliance with these regulations and standards.

Our manufacturers may experience problems with their respective manufacturing and distribution operations and processes, including for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination and natural disasters. In addition, the raw materials necessary to make API for our products are acquired from a limited number of sources. Any delay or disruption in the availability of these raw materials or a change in raw material suppliers could result in production disruptions, delays or higher costs with consequent adverse effects on us.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, and shortages of qualified personnel, as well as compliance with federal, state and foreign regulations and the challenges associated with complex supply chain management. Even if our manufacturers or partners do not experience problems and commercial manufacturing is achieved, their maximum or available manufacturing capacities may be insufficient to meet commercial demand. Finding alternative manufacturers or adding additional manufacturers requires a significant amount of time and involves significant expense. New manufacturers would need to develop and implement the necessary production techniques and processes, which along with their facilities, would need to be inspected and approved by the regulatory authorities in each applicable territory.

If our API or drug product manufacturers fail to adhere to applicable GMP or other regulatory requirements, experience delays or disruptions in the availability of raw materials or experience manufacturing or distribution problems, we will suffer significant consequences, including product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. If we experience any of these results, or if our manufacturers’ maximum or available capacities are insufficient to meet demand, we may not be able to successfully commercialize our products.

Expanding our commercial infrastructure to include ZURAMPIC and lesinurad is a significant undertaking that requires substantial financial and managerial resources, and we may encounter delays or may not be successful in our efforts.

While we are currently marketing and selling LINZESS in the U.S. with our partner Allergan, ZURAMPIC will be our first solely marketed product in the U.S and we have limited experience in acquiring and integrating additional products into our current commercial infrastructure.  Unlike LINZESS, we will be solely responsible for the commercialization of ZURAMPIC and we do not have significant experience with all components of a commercial launch of this size without a partner.  Establishing, maintaining and/or expanding the necessary capabilities are competitive and time-consuming and the launch of ZURAMPIC will require a significant expenditure of operating, financial and management resources.  Even with those investments, we may not be able to maximize our sales of ZURAMPIC or we may incur more expenditures than anticipated in order to maximize our sales.  We cannot guarantee that we will be able to establish, maintain and/or expand our sales, marketing, distribution and market access capabilities, and enter into and maintain any agreements necessary for commercialization with payers and third-party providers on acceptable terms, if at all.  If we are unable to establish, maintain and/or expand such capabilities, either on our own or by entering into agreements with others, or are unable to do so in an efficient manner or on a timely basis, we will not be able to maximize our sales of ZURAMPIC, which would adversely affect our business, operating results and financial condition.

We also have no prior experience as a company developing or commercializing products in the field of uncontrolled gout.  While we have significant experience, and have been successful, in marketing LINZESS to primary care physicians and other prescribers, our competitors in the field of uncontrolled gout have more experience marketing products in this indication and may more successfully market their products.  Our competitors may also develop, manufacture and market products to treat hyperuricemia associated with uncontrolled gout that are more effective or less expensive than ours, or that have a better safety profile.

We will incur additional expenses to successfully integrate ZURAMPIC and, if developed, other lesinurad products with our business operations and such integration will be a complex and time-consuming process.  We refer to ZURAMPIC and other potential lesinurad products as the Lesinurad Business.  There may be substantial difficulties, costs and delays relating to establishing certain capabilities necessary to commercialize ZURAMPIC and transitioning certain activities from AstraZeneca.  Such integration may result in the distraction of management and key functional areas from day-to-day operations and the diversion of financial resources that would otherwise be available for the ongoing development or commercialization of our other programs.

Even if the launch of ZURAMPIC and the integration of the Lesinurad Business is successful, we may fail to further our business strategy as anticipated or to achieve anticipated benefits and success.  We have made assumptions relating to the impact of the Lesinurad Business on our financial results relating to numerous matters, including the amount of goodwill and intangible assets related to the Lesinurad Business, the cost of development and commercialization of ZURAMPIC and other potential lesinurad products, the likelihood of approval of the fixed dose combination product containing lesinurad and allopurinol, or the FDC Product, and the other financial and strategic risks related to the acquisition of the Lesinurad Business.  We may incur higher than expected operating, transaction and integration costs, and we may encounter general economic and business conditions that adversely affect the Lesinurad Business.  If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from the acquisition of the Lesinurad Business may not be realized or be of the magnitude expected.

We rely on AstraZeneca to provide critical support services in our efforts to market and sell ZURAMPIC in the U.S. and to conduct certain development, regulatory and safety activities for lesinurad.

As part of our acquisition of the Lesinurad Business, AstraZeneca has agreed to provide us with critical transition services, including services related to market access and reimbursement, sales and distribution and certain finance and financial reporting services. AstraZeneca is also undertaking certain development, regulatory and safety activities relating to lesinurad, including conducting the post-marketing clinical trial for ZURAMPIC required by the FDA and the clinical and regulatory activities for the FDC Product.  We will need to work collaboratively with AstraZeneca to ensure that such services are provided in an effective and timely manner. We have limited ability to control the amount or timing of resources that AstraZeneca devotes to such services. If AstraZeneca fails to devote sufficient time and resources to conducting such services, performs such services in a substandard manner, materially breaches its obligations to conduct such services or undergoes a change of control, it will delay or hinder our ability to successfully commercialize ZURAMPIC and will delay the potential submission or approval of a regulatory application for the FDC Product.  Additionally, if AstraZeneca fails to conduct and complete the post-marketing clinical trial for ZURAMPIC in an effective, compliant and timely manner, the FDA may impose additional restrictions on the use of ZURAMPIC until the post-marketing clinical trial is completed and the further development of lesinurad may be delayed.

We also rely on AstraZeneca to provide us with information about ZURAMPIC and other potential lesinurad products that may be critical to the development and the commercial success of such products in the U.S.  For example, as the holder of the global safety database for lesinurad, AstraZeneca is responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to lesinurad. We, and AstraZeneca’s other licensees of lesinurad throughout the world, are required to submit safety data and information about adverse events related to ZURAMPIC and other potential lesinurad products to AstraZeneca.  If AstraZeneca fails to maintain such database or if AstraZeneca’s other licensees do not report adverse events related to ZURAMPIC and, if developed, other lesinurad products, or fail to do so in a timely manner, we may not receive the information that we are required to report to the FDA regarding ZURAMPIC and lesinurad.  The FDA may impose additional restrictions on the use of ZURAMPIC or other potential lesinurad products if a delay in reporting such adverse events occurs.  In addition, AstraZeneca is responsible for notifying us of certain material intellectual property related to lesinurad that is developed by it or its other licensees of lesinurad.  If AstraZeneca does not notify us of such intellectual property or AstraZeneca’s licensees fail to report such intellectual property to AstraZeneca, or, in each case, fail to provide such information on a timely basis, we may not be able to commercialize ZURAMPIC and other potential lesinurad products as effectively or efficiently.

If any of our linaclotide partners undergoes a change in control or in management, this may adversely affect our collaborative relationship or the success of the commercialization of LINZESS in the U.S. or the continued launches and commercialization of CONSTELLA in the E.U., or the ability to achieve regulatory approval, launch and commercialize linaclotide in our other partnered territories.

We work jointly and collaboratively with each of our partners on many aspects of the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of the management teams of our linaclotide partners in functional areas such as development, quality, regulatory, drug safety and pharmacovigilance, operations, marketing, sales, field operations and medical science. Further, the success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners commercialize LINZESS in the U.S., continue to launch and commercialize CONSTELLA in the E.U. and develop, launch and commercialize linaclotide in other parts of the world, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships. If any of our linaclotide partners undergo a change of control or in management in the future, we would need to reestablish many relationships and confirm continued alignment on our development and commercialization strategy for linaclotide. Further, in connection with any change of control or in management, there is inherent uncertainty and disruption in operations, which could result in distraction, inefficiencies, and misalignment of priorities. As a result, in the event of a change of control or in management at one of our linaclotide partners, we cannot be sure that we will be able to successfully execute on our development and commercialization strategy for linaclotide in an effective and efficient manner and without disruption or reduced performance. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner’s portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

If any of our linaclotide partners undergoes a change of control and the acquirer either is unable to perform such partner’s obligations under its collaboration or license agreement with us or has a product that competes with linaclotide that such acquirer does not divest, we have the right to terminate the collaboration or license agreement and reacquire that partner’s rights with respect to linaclotide. If we elect to exercise these rights in such circumstances, we will need to either establish the capability to develop, manufacture and commercialize linaclotide in that partnered territory on our own or we will need to establish a relationship with a new partner. We have assembled a team of specialists in manufacturing, quality, sales, marketing, payer, pricing and field operations, and specialized medical scientists, who represent the functional areas necessary for a successful commercial launch of a high potential, GI therapy and who support the commercialization of LINZESS in the U.S. If Allergan was subject to a change of control that allowed us to further commercialize LINZESS in the U.S. on our own, and we chose to do so, we would need to enhance each of these functional aspects to replace the capabilities that Allergan was previously providing to the collaboration. Any such transition might result in a period of reduced efficiency or performance by our operations and commercialization teams, which could adversely affect our ability to commercialize LINZESS.

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

We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.

Our and Allergan’s ability to commercialize LINZESS in the U.S. successfully depends, and our ability to commercialize ZURAMPIC in the U.S. successfully will depend, in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Allergan (with respect to LINZESS) will be able to negotiate or continue to negotiate pricing terms with third-party payers at levels that are profitable to us, or at all. Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for LINZESS, and others may do so in the future. Similarly, third-party payers may also require prior authorization for, or refuse to provide, reimbursement for ZURAMPIC. Our business would be materially adversely affected if we and Allergan are not able to receive approval for reimbursement of LINZESS and we are not able to receive approval for reimbursement of ZURAMPIC, in each case, from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if private health insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payers limit or reduce the indications for or conditions under which our products may be reimbursed.

We expect to experience pricing pressures in connection with the sale of LINZESS and ZURAMPIC, and our future products due to the healthcare reforms discussed below, as well as the trend toward programs aimed at reducing healthcare costs, the increasing influence of managed care, the ongoing debates on reducing government spending and additional legislative proposals. These healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our and our partners’ ability to obtain or maintain reimbursement for our products at satisfactory levels, or at all, which could materially harm our business and financial results.

Our linaclotide partners are subject to uncertainty relating to pricing and reimbursement policies outside the U.S. which, if not favorable, could hinder or prevent linaclotide’s commercial success outside of the U.S., adversely affecting our royalty and other revenues.

In some foreign countries, particularly Canada and the countries of Europe, the pricing and payment of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. Reimbursement sources are different in each country, and each country may include a combination of distinct potential payers, including private insurance and governmental payers.  Some countries may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and control the prices of medicinal products for human use.  To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we and our partners may be required to conduct a clinical trial that compares the cost and clinical effectiveness of our products, including linaclotide, to other available therapies. In addition, in countries in which linaclotide is the only approved therapy for a particular indication, such as CONSTELLA as the only product approved for the symptomatic treatment of moderate to severe IBS-C in adults in Europe, there may be disagreement as to what the most comparable product is, or if there even is one. Further, several European countries have implemented government measures to either freeze or reduce pricing of pharmaceutical products. Many third-party payers and governmental authorities also consider the price for which the same product is being sold in other countries to determine their own pricing and reimbursement strategy, so if linaclotide is priced low or gets limited reimbursement in a particular country, this could result in similarly low pricing and reimbursement in other countries. If reimbursement for linaclotide is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at or reduced to unsatisfactory levels, our ability to successfully commercialize linaclotide in such country would be impacted negatively. Furthermore, if these measures prevent us or any of our partners from selling linaclotide on a profitable basis in a particular country, they could prevent the commercial launch or continued sale of linaclotide in that country.

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

Allergan played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Allergan holds the new drug application, or NDA, for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Allergan. Allergan is also responsible for the development, regulatory approval and commercialization of linaclotide in the European territory, as well as Canada and Mexico.  Allergan is commercializing LINZESS in Mexico and CONSTELLA in Canada, as well as commercializing CONSTELLA in certain countries in Europe, with responsibility for obtaining regulatory approval of linaclotide in the other countries in its territory. Astellas, our partner in Japan, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its territory. Further, we are jointly overseeing the development, and will jointly oversee the commercialization, of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution. Upon any approval, each of Astellas and AstraZeneca, as well as Allergan for the European region, is responsible for commercializing linaclotide in its respective territory, and each has agreed to use commercially reasonable efforts to do so. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

These integrated functions may not be carried out effectively and efficiently if we fail to communicate and coordinate with our linaclotide partners, and vice versa. Our linaclotide partnering strategy imposes obligations, risks and operational requirements on us as the central node in our global network of partners. If we do not effectively communicate with each partner and ensure that the entire network is making integrated and cohesive decisions focused on the global brand for linaclotide, linaclotide will not achieve its maximum commercial potential. As the holder of the global safety database for linaclotide, we are responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide. If we are unsuccessful in doing so due to poor process, execution, oversight, communication, adjudication or otherwise, then our and our partner’s ability to obtain and maintain regulatory approval of linaclotide will be at risk.

We have limited ability to control the amount or timing of resources that our partners devote to linaclotide. If any of our partners fails to devote sufficient time and resources to linaclotide, or if its performance is substandard, it will delay the potential submission or approval of regulatory applications for linaclotide, as well as the manufacturing and commercialization of linaclotide in the particular territory. A material breach by any of our partners of our collaboration or license agreement with such partner, or a significant disagreement between us and a partner, could also delay the regulatory approval and commercialization of linaclotide, potentially lead to costly litigation, and could have a material adverse impact on our financial condition. Moreover, although we have non-compete restrictions in place with each of our linaclotide partners, they may have relationships with other commercial entities, some of which may compete with us. If any of our partners assists our competitors, it could harm our competitive position.

Even though LINZESS is approved by the FDA for the treatment of adults with IBS-C or CIC and ZURAMPIC is approved by the FDA for the treatment of hyperuricemia associated with uncontrolled gout, LINZESS and ZURAMPIC face post-approval development and regulatory requirements, which present additional challenges.

In August 2012, the FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC, and in December 2015, the FDA approved ZURAMPIC for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout. Both LINZESS and ZURAMPIC are subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information.

LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a boxed warning advising physicians to avoid the use of LINZESS in pediatric patients 6 through 17 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients. The first step in this plan was to undertake additional nonclinical studies to further understand the results of the earlier neonatal mouse study and to understand the tolerability of LINZESS in older juvenile mice. We and Allergan have completed these nonclinical studies and have initiated two Phase II clinical pediatric studies in IBS-C patients age seven to 17 and functional constipation patients age six to 17. Our ability to conduct clinical studies in younger pediatric patients will depend, in part, on the safety and efficacy data from our clinical studies in older pediatric patients. Our ability to ever expand the indication for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical studies. We and Allergan have also committed to certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. We expect to complete these studies over the next two to four years.

ZURAMPIC is contraindicated in patients with severe renal impairment or end-stage renal diseases, kidney transplant recipients, patients on dialysis or patients with tumor lysis syndrome or Lesch-Nyhan syndrome.  ZURAMPIC is approved for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout, and there is a boxed warning about the risk of acute renal failure with ZURAMPIC, which is more common when ZURAMPIC is used without an XOI. The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of ZURAMPIC, and has required that enrollment include patients with moderate renal impairment.

These post-approval requirements impose burdens and costs on us, and we are obligated to reimburse AstraZeneca up to $100 million over up to ten years for completion of the post-marketing clinical study for ZURAMPIC. Additionally, as the holder of the approved NDA for ZURAMPIC, we are obligated to monitor and report adverse events and any failure of ZURAMPIC to meet the specifications in the NDA, to submit new or supplemental applications and to obtain FDA approval for certain changes to ZURAMPIC, including changes to its product labeling and manufacturing process. Failure to effectively and appropriately conduct and complete the required studies relating to LINZESS and ZURAMPIC, monitor and report adverse events and meet our other post-approval commitments would lead to negative regulatory action at the FDA, which could include withdrawal of regulatory approval of our products for their currently approved indications and patient populations.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring implementation of a risk evaluation and mitigation strategy program, withdrawal of the product from the market or suspension of manufacturing. If we, our partners or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:

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

If we fail to comply with our obligations under our license with AstraZeneca, we could lose rights to the Lesinurad Business.

We are a party to a license agreement with AstraZeneca for exclusive rights to ZURAMPIC and any other products containing lesinurad in the U.S.  Our license agreement with AstraZeneca imposes various milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations, AstraZeneca may have the right to terminate the license agreement, in which event we would not be able to continue commercializing ZURAMPIC or developing any other lesinurad product that is covered by the license. Termination of the license agreement or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, and, if we lose rights to the Lesinurad Business, ceasing development and commercial activities related to lesinurad, adversely affecting our business.

Even though linaclotide is approved for marketing in the U.S. as LINZESS and in the E.U. as CONSTELLA, and is approved for marketing in a number of other countries, we or our partners may never receive approval to commercialize linaclotide in additional parts of the world.

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

We currently have product liability insurance coverage for the commercial sale of linaclotide and lesinurad and for the clinical trials of our product candidates which is subject to industry-standard terms, conditions and exclusions. Our insurance coverage may not be sufficient to reimburse us for expenses or losses associated with claims. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. On occasion, large judgments have been awarded in lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat.

The pharmaceutical industry and the markets in which we operate are intensely competitive. We compete in the marketing and sale of our products, the development of new products and the acquisition of rights to new products with commercial potential.  Certain of our competitors have substantially greater financial, technical and human resources than us. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields.  Additionally, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our products obsolete or noncompetitive.

Our products compete with certain prescription therapies and over-the-counter products for the treatment of the indications for which they are approved, or their associated symptoms, and in many cases with products that have attained significant levels of market acceptance. The availability of prescription competitors and over-the-counter products for such conditions could limit the demand, and the price we are able to charge, for our products unless we are able to achieve market acceptance among the medical community and patients and differentiate our products on the basis of their actual or perceived benefits. Additionally, we believe other companies are developing products which could compete with our products, should they be approved by the FDA or foreign regulatory authorities. Currently, there are compounds in late stage development and other potential competitors are in earlier stages of development for the treatment of the indications for which our products are approved. If our potential competitors are successful in completing drug development for their drug candidates and obtain approval from the FDA or foreign regulatory authorities, they could limit the demand for our products.

We will incur significant liability if it is determined that we are promoting any “off-label” uses of our products.

Physicians are permitted to prescribe drug products and medical devices for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Such “off-label” uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies are not permitted to promote drugs or medical devices for off-label uses. Accordingly, we do not permit promotion of any approved product that we develop, license, commercialize, promote, co-promote or otherwise partner for any indication, population or use not described in such product’s label. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have promoted off-label uses will be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

The products that we promote are marketed in the U.S. and/or covered by federal healthcare programs, and, as a result, certain federal and state healthcare laws and regulations pertaining to product promotion and fraud and abuse are applicable to, and may affect, our business. These laws and regulations include:

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

Healthcare reform and other governmental and private payer initiatives may have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success.

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

In addition to governmental efforts in the U.S., foreign jurisdictions as well as private health insurers and managed care plans are likely to continue challenging manufacturers’ ability to obtain reimbursement, as well as the level of reimbursement, for pharmaceuticals and other healthcare-related products and services. These cost-control initiatives could significantly decrease the available coverage and the price we might establish for our products, which would have an adverse effect on our financial results.

The Food and Drug Administration Amendments Act of 2007 also provides the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatrics and AstraZeneca is establishing a clinical post-marketing plan with the FDA to further evaluate the renal and cardiovascular safety of ZURAMPIC, each of which is discussed above. The FDA’s exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of our products, and could result in potential restrictions on the sale and/or distribution of our products, even in such products’ approved indications and patient populations.

In pursuing our growth strategy, we will incur a variety of costs and may devote resources to potential opportunities that are never completed or for which we never receive the benefit. Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow and adversely affect our business.

As part of our growth strategy, we intend to explore further linaclotide and lesinurad development opportunities. We and Allergan are exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility in IBS-C and CIC, as well as studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions. Additionally, we have rights to develop products containing lesinurad as an active ingredient in all indications, populations and formulations in the U.S. and we are currently evaluating such development opportunities, as well as opportunities within its approved indications, populations and formulations.  These development efforts may fail or may not increase the revenues that we generate from our products. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the FDA or, with respect to linaclotide, in other countries or harm our products’ reputation in the marketplace, each of which could materially harm our revenues from our products.

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

We have ongoing or planned nonclinical and clinical trials for linaclotide, lesinurad and a number of our internal product candidates, and the strength of our company’s pipeline will depend in large part on the outcomes of these studies. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical or clinical trials. The findings from our completed nonclinical studies may not be replicated in later clinical trials, and our clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval. Results from our clinical trials and findings from our nonclinical studies could lead to abrupt changes in our development activities, including the possible limitation or cessation of development activities associated with a particular product candidate or program. Furthermore, our analysis of data obtained from nonclinical and clinical activities is subject to confirmation and interpretation by the FDA and other applicable regulatory authorities, which could delay, limit or prevent regulatory approval. Satisfaction of FDA or other applicable regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays.

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

Furthermore, we may have little or no insight or control over the development and commercialization of any product that we have in-licensed outside the licensed territory.  If other licensees do not effectively develop or commercialize any such product outside the licensed territory, our reputation or the reputation of any such product may be impacted.  Also, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

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

Additionally, changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes. Each protocol amendment would require institutional review board review and approval, which may adversely impact the costs, timing or successful completion of the associated clinical trials. If we or, with respect to the clinical activities for the FDC Product, AstraZeneca terminate or experience delays in the completion of any clinical trials, the commercial prospects for our product candidates may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

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

We also have scientific and clinical advisors who assist us in formulating our product development, clinical strategies and our global supply chain plans, as well as sales and marketing advisors who have assisted us in our commercialization strategy and brand plan for linaclotide and lesinurad. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development and commercialization of products that may compete with ours.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of our patients, clinical trial participants and employees. We also have outsourced elements of our information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors and other third party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups. Any such breach could compromise our, and their, networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

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

Risks Related to Intellectual Property

Limitations on the patent rights relating to our products and our product candidates may limit our ability to prevent third parties from competing against us.

Our success depends on our ability to obtain and maintain patent protection for our products and product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others.

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

We received an exclusive license from AstraZeneca for several issued patents and pending applications in the U.S. related to ZURAMPIC, including a ZURAMPIC composition of matter patent (U.S. Patent 8,003,681), several patents directed to a ZURAMPIC pharmaceutical composition and methods of use, and patents and applications relating to polymorphic forms of lesinurad and methods of manufacturing lesinurad.  Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the USPTO in the future. If any or all of the ZURAMPIC-related patents were invalidated, we would still have at least five years of marketing exclusivity under the Hatch-Waxman Act from FDA approval of ZURAMPIC. We believe that each of the patents in AstraZeneca’s U.S. lesinurad patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of AstraZeneca’s present or future lesinurad patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.

Furthermore, the America Invents Act, which was signed into law in 2011, has made several major changes in the U.S. patent statutes. These changes will permit third parties to challenge our patents more easily and will create uncertainty with respect to the interpretation and practice of U.S. patent law for the foreseeable future.

We also rely upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and our partners and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. It is possible, however, that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies, and we could lose our trade secrets through such breaches or violations. Additionally, our trade secrets could otherwise become known or be independently discovered by our competitors.

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

Our commercial success depends on our ability, and the ability of our partners, to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our partners are developing products. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that our potential products may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by linaclotide, lesinurad or our product candidates. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that linaclotide, lesinurad or our product candidates may infringe.

We may be exposed to, or threatened with, litigation by third parties alleging that linaclotide, lesinurad or our product candidates infringe their intellectual property rights. If linaclotide, lesinurad or one of our product candidates is found to infringe the intellectual property rights of a third party, we or our partners could be enjoined by a court and required to pay damages and could be unable to develop or commercialize linaclotide, lesinurad or the applicable product candidate unless we obtain a license to the intellectual property rights. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the counter-party could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, pending a trial on the merits, which may not occur for several years.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or our partners infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

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

We may become involved in legal proceedings to protect or enforce the patents relating to our products and our product candidates, which could be expensive and time consuming, and unfavorable outcomes in such proceedings could have a material adverse effect on our business.

Competitors may infringe the patents relating to our products and our product candidates or may assert that such patents are invalid. To counter ongoing or potential infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Litigation with generic manufacturers has become increasingly common in the biotechnology and pharmaceutical industries. In addition, in an infringement or invalidity proceeding, a court or patent administrative body may determine that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. One or more generic drug manufacturers may file abbreviated new drug applications, or ANDAs, with the FDA for generic versions of our products. Generic drug manufacturers will first be able to file ANDAs in August 2016 for LINZESS and in December 2019 for ZURAMPIC, but we may not become aware of these filings for several months after any such submission due to procedures specified under applicable FDA regulations. When filing an ANDA for one of our products, a generic drug manufacturer may choose to challenge one or more of the patents that cover such product. As such, we may need to protect our intellectual property rights by bringing legal proceedings against the generic drug manufacturer.

Additionally, the validity of the patents relating to our products and our product candidates may be challenged by third parties pursuant to administrative procedures introduced by the American Invents Act, specifically inter partes review, or IPR, and/or post grant review, or PGR, before the USPTO. Generic drug manufacturers may challenge our patents through IPRs or PGRs instead of or in addition to ANDA legal proceedings. Patent litigation, IPRs and PGRs involve complex legal and factual questions and we may need to devote significant resources to such legal proceedings. We can provide no assurance concerning the duration or the outcome of any such patent-related lawsuits or administrative proceedings. An adverse result in any litigation or defense proceedings could put one or more of the patents relating to our products and our product candidates at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing, which would materially harm our business.

Interference or derivation proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to the patents relating to our products and our product candidates and patent applications or those of our partners. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. In addition, we may not be able to prevent, alone or with our partners, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the U.S.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our 11% PhaRMA Notes due 2024, or the PhaRMA Notes, related to the sales of LINZESS in the U.S. and our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and we have incurred losses in each year since our inception in 1998. We currently derive substantially all of our revenue from our LINZESS collaboration with Allergan for the U.S.  We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. We incurred net losses of approximately $35.0 million and $81.2 million in the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of approximately $1.1 billion. We cannot be certain that sales of LINZESS and ZURAMPIC, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to launch ZURAMPIC, commercialize linaclotide and lesinurad, and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for LINZESS and ZURAMPIC and our other commercial activities, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, this will have an adverse effect on our stockholders’ equity and working capital.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our product development programs or commercialization efforts.

In June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes and we have previously raised additional funds through other capital raising activities, including the sale of shares of our Class A common stock in public offerings and the issuance of our PhaRMA Notes in January 2013. However, marketing and selling primary care drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•                  the level of underlying demand for linaclotide by prescribers and patients in the U.S., the E.U. and the other countries where it is approved and for ZURAMPIC by prescribers and patients in the U.S.;

•                  the costs associated with commercializing LINZESS and ZURAMPIC in the U.S.;

•                  the costs of establishing, maintaining and/or expanding sales, marketing, distribution, and market access capabilities for linaclotide and lesinurad;

•                  the regulatory approval of linaclotide outside of the U.S., the E.U. and the other countries where it is approved, and the timing of commercial launches in those countries, as well as the associated development and commercial milestones and royalties;

•                  the rate of progress, the cost of our clinical trials and the other costs associated with our linaclotide product development programs, including our post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within IBS-C and CIC, as well as to study linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions;

•                  the rate of progress and the costs associated with development of lesinurad, including costs for which we are required to reimburse AstraZeneca for conducting the post-marketing study for ZURAMPIC required by the FDA and the clinical and regulatory activities for the FDC Product, as well as for providing transition services;

•                  the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies;

•                  the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

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

As of June 30, 2016, we had total indebtedness of approximately $485.5 million and available cash, cash equivalents and available for sale securities of $325.4 million. We chose to issue our PhaRMA Notes and 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

We expect our operating results to be subject to frequent fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•                  the level of underlying demand for linaclotide in the U.S., the E.U. and the other countries where it is approved and for ZURAMPIC in the U.S;

•                  wholesalers’ buying patterns with respect to LINZESS and ZURAMPIC;

•                  the costs associated with commercializing LINZESS and ZURAMPIC in the U.S.;

•                  the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

•                  our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

•                  any excess or obsolete inventory or impairments of assets, including in-process research and development and other intangible assets, and associated write-downs;

•                  any changes in the fair value of contingent consideration and the associated impact on our statement of operations;

•                  any variations in the level of expenses related to our development programs;

•                  addition or termination of clinical trials;

•                  regulatory developments affecting our products and product candidates; and

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of June 30, 2016, there were 129,778,212 and 15,394,327 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 18,809,550 and 3,256,229 outstanding stock options (vested and unvested) and 1,255,826 and no unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively. As of June 30, 2016, the holders of our Class A common stock own approximately 89% and the holders of our Class B common stock own approximately 11% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 46% and holders of our Class B common stock have approximately 54% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Our system of internal controls, however well-designed and operated, is based in part on certain assumptions and includes elements that rely on information from third parties, including our partners. Our system can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal controls over financial reporting are not effective, or we discover areas that need improvement in the future, these shortcomings could have an adverse effect on our business and financial results, and the price of our Class A common stock could be negatively affected.

Further, we are dependent on our partners for information related to our results of operations. Our net profit or net loss generated from the sales of LINZESS in the U.S. is partially determined based on amounts provided by Allergan and involves the use of estimates and judgments, which could be modified in the future. We are highly dependent on our linaclotide partners for timely and accurate information regarding any revenues realized from sales of linaclotide in their respective territories, and in the case of Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau, the costs incurred in developing and commercializing it in order to accurately report our results of operations. We are also dependent on AstraZeneca for timely and accurate information regarding any lesinurad expenses for which we are required to reimburse AstraZeneca and for certain finance and financial reporting services, in each case, until we are able to establish such capabilities or such activities are completed. Our results of operations are also dependent on the timeliness and accuracy of information from any other licensing, collaboration or other partners we may have, as well as our and our partners’ use of estimates and judgments. If we do not receive timely and accurate information or if estimated activity levels associated with the relevant collaboration at a given point in time are incorrect, whether the result of a material weakness or not, we could be required to record adjustments in future periods. Such adjustments, if significant, could have an adverse effect on our financial results, which could lead to a decline in our Class A common stock price.

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

The market price of our Class A common stock may be highly volatile due to many factors, including:

•                  the commercial performance of linaclotide in the U.S., the E.U. and the other countries where it is approved and the commercial performance of ZURAMPIC in the U.S., as well as the costs associated with such activities;

•                  any third-party coverage and reimbursement policies for our products;

•                  market conditions in the pharmaceutical and biotechnology sectors;

•                  developments, litigation or public concern about the safety of our products or our potential products;

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

Ironwood Pharmaceuticals, Inc.

Date: August 8, 2016	By:	/s/ PETER M. HECHT
Peter M. Hecht
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2016	By:	/s/ GINA CONSYLMAN
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

10.1++*	License Agreement, dated as of April 26, 2016, by and between Ardea Biosciences, Inc. and Ironwood Pharmaceuticals, Inc.

10.2++*	Commercial Supply Agreement, dated as of April 26, 2016, by and between AstraZeneca Pharmaceuticals LP and Ironwood Pharmaceuticals, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*              Filed herewith.

‡              Furnished herewith.

++           Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.