Form 10-Q
period 2016-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2016-11-07
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 3, 2016, there were 131,161,068 shares of Class A common stock outstanding and 15,062,481 shares of Class B common stock outstanding.

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

•

our and our partners’ ability to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we may file or other action that we may take against such companies, and the timing thereof;

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

•

our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions described herein, and expectations regarding the issuance of our 8.375% notes due 2026 and the redemption of our 11% PhaRMA notes, and the timing thereof;

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$182,937	$261,287
Available-for-sale securities	136,936	178,107
Accounts receivable	1,174	2,884
Related party accounts receivable, net	52,541	51,634
Prepaid expenses and other current assets	9,216	6,293
Total current assets	382,804	500,205
Restricted cash	8,247	8,747
Property and equipment, net	18,842	21,075
Convertible note hedges	137,302	86,466
Intangible assets, net	182,722	—
Goodwill	649	—
Other assets	1,412	2,628
Total assets	$731,978	$619,121
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and related party accounts payable, net	$19,752	$8,589
Accrued research and development costs	8,042	4,245
Accrued expenses and other current liabilities	29,055	23,301
Current portion of capital lease obligations	3,525	2,631
Current portion of deferred rent	7,821	5,544
Current portion of deferred revenue	4,127	7,191
Current portion of PhaRMA notes payable	8,405	24,964
Current portion of contingent consideration	14,578	—
Total current liabilities	95,305	76,465
Capital lease obligations, net of current portion	141	306
Deferred rent, net of current portion	2,490	6,395
Deferred revenue, net of current portion	—	1,798
Contingent consideration, net of current portion	81,682	—
Note hedge warrants	120,121	75,328
Convertible senior notes	230,717	220,620
PhaRMA notes payable, net of current portion	131,944	132,964
Other liabilities	10,120	10,120
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 130,855,190 and 127,371,478 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	131	127
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 14,802,481 and 15,870,356 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	15	16
Additional paid-in capital	1,237,569	1,205,183
Accumulated deficit	(1,178,318)	(1,110,115)
Accumulated other comprehensive income (loss)	61	(86)
Total stockholders’ equity	59,458	95,125
Total liabilities and stockholders’ equity	$731,978	$619,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Collaborative arrangements revenue	$66,106	$39,572	$186,498	$96,248
Cost and expenses:
Cost of revenue, excluding amortization of acquired intangible asset	—	—	—	12
Write-down of inventory to net realizable value and loss on non-cancellable purchase commitments	—	9,488	—	17,638
Research and development	37,526	25,830	101,050	81,119
Selling, general and administrative	44,987	30,439	118,073	93,740
Amortization of acquired intangible asset	3,213	—	4,278	—
Loss on fair value remeasurement of contingent consideration	8,667	—	8,667	—
Total cost and expenses	94,393	65,757	232,068	192,509
Loss from operations	(28,287)	(26,185)	(45,570)	(96,261)
Other (expense) income:
Interest expense	(9,765)	(10,021)	(29,499)	(21,115)
Interest and investment income	307	156	823	292
Gain (loss) on derivatives	4,541	(11,340)	6,043	(11,548)
Other expense, net	(4,917)	(21,205)	(22,633)	(32,371)
Net loss	$(33,204)	$(47,390)	$(68,203)	$(128,632)
Net loss per share—basic and diluted	$(0.23)	$(0.33)	$(0.47)	$(0.91)
Weighted average number of common shares used in net loss per share—basic and diluted:	145,180	142,473	144,474	141,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(33,204)	$(47,390)	$(68,203)	$(128,632)
Other comprehensive income:
Unrealized gains on available-for-sale securities	22	26	147	67
Total other comprehensive income	22	26	147	67
Comprehensive loss	$(33,182)	$(47,364)	$(68,056)	$(128,565)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(68,203)	$(128,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,518	8,831
Amortization of acquired intangible asset	4,278	—
Share-based compensation expense	21,836	18,969
Change in fair value of note hedge warrants	44,793	(7,873)
Change in fair value of convertible note hedges	(50,836)	19,421
Write-down of inventory to net realizable value and loss on non-cancellable purchase commitments	—	17,638
Loss on facility subleases	3,480	—
Accretion of discount/premium on investment securities	561	722
Non-cash interest expense	10,981	4,599
Non-cash change in fair value of contingent consideration	8,667	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	803	(11,132)
Restricted cash	500	(600)
Prepaid expenses and other current assets	(2,923)	2,722
Other assets	1,670	(181)
Accounts payable, related party accounts payable and accrued expenses	16,301	(2,946)
Accrued research and development costs	3,797	(939)
Deferred revenue	(4,862)	(5,393)
Deferred rent	(5,108)	(2,774)
Net cash used in operating activities	(6,747)	(87,568)
Cash flows from investing activities:
Purchases of available-for-sale securities	(163,229)	(252,865)
Sales and maturities of available-for-sale securities	203,986	212,018
Purchases of property and equipment	(3,008)	(3,256)
Payment for acquisition of lesinurad license	(100,000)	—
Proceeds from sale of property and equipment	1	37
Net cash used in investing activities	(62,250)	(44,066)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	335,699
Costs associated with issuance of 2026 notes	(200)	—
Proceeds from issuance of note hedge warrants	—	70,849
Purchase of convertible note hedges	—	(91,915)
Costs associated with issuance of convertible senior notes	—	(11,682)
Proceeds from exercise of stock options and employee stock purchase plan	10,553	11,874
Payments on capital leases	(1,243)	(964)
Principal payments on PhaRMA notes	(18,463)	(8,447)
Net cash (used in) provided by financing activities	(9,353)	305,414
Net (decrease) increase in cash and cash equivalents	(78,350)	173,780
Cash and cash equivalents, beginning of period	261,287	74,297
Cash and cash equivalents, end of period	$182,937	$248,077
Supplemental cash flow disclosure:
Non-cash investing activities
Contingent consideration	$96,260	$—

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

The Company and Allergan are also developing linaclotide colonic release, a targeted oral delivery formulation of linaclotide designed to potentially improve abdominal pain relief in adult IBS-C patients. In addition to IBS-C, the Company is exploring linaclotide colonic release for use in additional GI disorders where lower abdominal pain is a predominant symptom, including IBS-mixed, ulcerative colitis and diverticulitis, among others. Linaclotide is also being developed and commercialized in other parts of the world by the Company’s partners.

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

In June 2016, the Company closed a transaction with AstraZeneca pursuant to which the Company received an exclusive license to develop, manufacture, and commercialize products containing lesinurad as an active ingredient, including ZURAMPIC®, in the U.S. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration (“FDA”) in December 2015 for use in combination with a xanthine oxidase inhibitor (“XOI”) for the treatment of hyperuricemia associated with uncontrolled gout. The Company began commercializing ZURAMPIC in the

U.S. in October 2016. The Company is also developing a fixed-dose combination product (“FDC Product”) of lesinurad and allopurinol, an XOI, which is included under the license agreement.

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

The Company and Exact Sciences Corp. (“Exact Sciences”) entered into an agreement (the “Cologuard Co-Promotion Agreement”) to co-promote Cologuard®, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer in March 2015. The parties co-promoted Cologuard through July 2016 and the Cologuard Co-Promotion Agreement was terminated in August 2016. Under the terms of the Cologuard Co-Promotion Agreement, the Company will continue to receive royalty payments through July 2017.  In August 2015, the Company and Allergan entered into an agreement for the co-promotion of VIBERZI™ (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from IBS with diarrhea (“IBS-D”).

These agreements are more fully described in Note 3, Business Combinations, and Note 4, Collaboration, License and Co-Promotion Agreements, to these condensed consolidated financial statements.

In June 2015, the Company issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022 (the “2022 Notes”). The Company received net proceeds of approximately $324.0 million from the sale of the 2022 Notes, after deducting fees and expenses of approximately $11.7 million. In September 2016, the Company closed a direct private placement, pursuant to which the Company will issue $150.0 million in aggregate principal amount of 8.375% notes due 2026 (the “2026 Notes”).  The issuance of the 2026 Notes is expected to occur on January 5, 2017 (the “Funding Date”). The proceeds from the issuance of the 2026 Notes will be used to redeem the outstanding principal balance of the 11% PhaRMA Notes due 2024 (the “PhaRMA Notes”), which is expected to be completed on the Funding Date.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of September 30, 2016, and the results of its operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood Pharmaceuticals, Inc. and its wholly owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the condensed consolidated financial statements include those related to revenue recognition including returns, rebates, and other pricing adjustments; available-for-sale securities; inventory valuation, and related reserves; impairment of long-lived assets; initial valuation procedures for the issuance of convertible notes; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; goodwill; contingent consideration; acquired intangible assets; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2015 Annual Report on Form 10-K. During the nine months ended September 30, 2016, the Company adopted the following additional significant accounting policies:

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

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), during the period that an asset is considered indefinite-lived, such as in-process research and development (“IPR&D”), it will not be amortized. Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, the Company completes an assessment of whether its acquisition constitutes the purchase of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and the rationale for entering into the transaction.  Indefinite-lived assets are maintained on the Company’s condensed consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired.  Indefinite-lived assets are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate the reduction in the fair value of the IPR&D asset below its respective carrying amount. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. When development of an IPR&D asset is complete the associated asset would be deemed finite-lived and would then be amortized based on its respective estimated useful life at that point.

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

Product Revenue, Net

Net product revenue will be derived from sales of ZURAMPIC in the U.S. Pursuant to the terms and conditions of the transitional services agreement between the Company and AstraZeneca (the “Lesinurad TSA”), the Company sells ZURAMPIC principally to a limited number of major wholesalers and selected regional wholesalers through certain of AstraZeneca’s existing arrangements (the “Distributors”). The Distributors subsequently resell ZURAMPIC to patients and healthcare providers.

The Company will recognize net product revenue from sales of ZURAMPIC in accordance with ASC 605, “Revenue Recognition” (“ASC 605”), when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured. This includes the ability to reasonably estimate returns and other allowances.

For the three and nine months ended September 30, 2016, the Company concluded that certain of the above revenue recognition criteria were not met, including the ability to reasonably estimate returns related to ZURAMPIC.  One of the key elements to meet certain of the revenue recognition criteria is sufficient volume of activity, which provides visibility into the distribution channel and the ultimate utilization of the product. Under the Lesinurad TSA, the first units of ZURAMPIC were shipped to Distributors in September 2016. Due to the early stage of the product launch, the Company determined that it was not able to reliably make certain estimates necessary to recognize product revenue and therefore did not recognize revenue on the stocking shipments made to Distributors during the three and nine months ended September 30, 2016.  For those quantities shipped to the Distributors during the three and nine months ended September 30, 2016, the cost of the related units is included within other current assets in the condensed consolidated balance sheets, and will be recorded to cost of revenues upon recognition of the related revenue. The Company will continue to evaluate these criteria in future periods to determine if and when the revenue recognition criteria under ASC 605 has been met.

The Company expects to recognize ZURAMPIC product revenue once all the applicable revenue recognition criteria have been met.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date as ASU 2014-09.  The Company is evaluating the method of adoption and the potential impact that ASU 2014-09, ASU 2016-10 and ASU 2016-12 may have on its financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and applies to annual and interim periods thereafter. The Company does not believe that the adoption of ASU 2014-15 will have a significant impact on the Company’s financial statement disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC Topic 840, “Leases”, and most industry-specific guidance. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a 12-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact that ASU 2016-02 may have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation -  Stock Compensation, which amends ASC Topic 718, “Compensation - Stock Compensation” (“ASU 2016-09”).  ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the potential impact that ASU 2016-09 may have on the Company’s financial position, results of operations or statement of cash flows.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Options to purchase common stock	21,549	20,936
Shares subject to repurchase	144	112
Restricted stock units	1,264	532
Note hedge warrants	20,250	20,250
2022 Notes	20,250	20,250
	63,457	62,080

An insignificant number of shares issuable under the Company’s employee stock purchase plan were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive.

3. Business Combinations

In April 2016, the Company and AstraZeneca entered into a license agreement (the “Lesinurad License Agreement”) pursuant to which the Company received, upon closing the transaction on June 2, 2016 (the “Acquisition Date”), an exclusive license to develop, manufacture and commercialize products containing lesinurad as an active ingredient, including ZURAMPIC (the “Products”), in the U.S. (the “Lesinurad Transaction”).  Subject to the terms of the Lesinurad License Agreement, AstraZeneca is obligated to conduct certain development activities on the Company’s behalf for (i) ZURAMPIC, including the post-marketing requirement activities currently required by the FDA, for which the Company is obligated to reimburse AstraZeneca up to $100.0 million over up to ten years, and (ii) the FDC Product, for which the Company will also reimburse AstraZeneca.  In connection with the Lesinurad License Agreement, the Company and AstraZeneca entered into a commercial supply agreement (the “Lesinurad CSA”), pursuant to which the Company relies exclusively on AstraZeneca for the commercial manufacture and supply of ZURAMPIC and, if approved, the FDC Product, and the Lesinurad TSA, pursuant to which AstraZeneca is providing certain support services, including development, regulatory and commercial services, to the Company for ZURAMPIC until such activities under the Lesinurad TSA are transferred to the Company. The Company may obtain production techniques from AstraZeneca via a manufacturing technology transfer available under the Lesinurad CSA upon provision of six-months’ notice. The Company is responsible for commercialization of the Products in the U.S., and any additional development of the Products for commercialization in the U.S.  In addition, under the terms of the Lesinurad License Agreement, the Company will have the right of first negotiation and right of last refusal with AstraZeneca for the right to commercialize, develop and manufacture for commercialization in the U.S., products for the prevention or treatment of gout that include verinurad as at least one of its active ingredients.

The Company concluded that the Lesinurad Transaction included inputs and processes that have the ability to create outputs and accordingly accounted for the transaction as a business combination in accordance with ASC 805. As such, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

The purchase price consisted of the upfront payment to AstraZeneca of $100.0 million, which was made in June 2016, and the fair value of the contingent consideration of $87.6 million. The Company also paid approximately $1.6 million in transaction-related costs, including external consulting fees, which were expensed as incurred as selling, general and administrative expenses. Pursuant to the terms of the Lesinurad License Agreement, the Company will also pay a tiered royalty to AstraZeneca in the single-digits as a percentage of net sales of the Products in the U.S., as well as commercial and other milestones of up to $165.0 million over the duration of the agreement. The contingent consideration was valued as approximately $87.6 million, using a discounted cash flow estimate as of the Acquisition Date.  The total fair value of consideration for the purchase was approximately $187.6 million.

The Company has preliminarily valued the acquired assets and liabilities based on their estimated fair value as of the Acquisition Date. These estimates are subject to change as additional information becomes available. The preliminary fair values included in the balance sheet as of September 30, 2016 are based on the best estimates of the Company. The Company had not made any adjustments to the preliminary Acquisition Date valuation of the acquired assets and liabilities as of September 30, 2016. The completion of the valuation of the acquired assets and liabilities may result in adjustments to the carrying value of assets and liabilities, revision to the useful life of the finite intangible asset, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired finite-lived intangible asset is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as such information becomes available, but no later than June 1, 2017.

The following table presents the preliminary allocation of the purchase consideration for the Lesinurad Transaction as of the Acquisition Date, including the contingent consideration (in thousands):

As of the Acquisition Date:
Cash portion of consideration	$100,000
Contingent consideration	87,649
Total purchase consideration	$187,649

As of the Acquisition Date:
Developed technology — ZURAMPIC	$167,900
IPR&D - FDC Product	19,100
Goodwill	649
Net assets acquired	$187,649

The fair value of the FDC Product IPR&D was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 16.0% applied to the projected cash flows.  The remaining cost of development for this asset was approximately $13.9 million as of the Acquisition Date, with an expected completion date of no earlier than 2017. Through September 30, 2016, the Company continued to incur costs related to the FDC Product.

The fair value of the ZURAMPIC intangible asset was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 13.5% applied to the projected cash flows.  The Company considers the ZURAMPIC intangible asset acquired to be developed technology, as it was approved by the FDA for commercialization as of the Acquisition Date. The Company believes the assumptions are representative of those a market participant would use in estimating fair value. The ZURAMPIC intangible asset is finite lived. The amount allocated to the ZURAMPIC intangible asset is being amortized on a straight-line basis to amortization of acquired intangible assets within the Company’s condensed consolidated statements of operations over its estimated useful life of 13 years, the period of estimated future cash flows from the Acquisition Date. The Company believes that the straight-line method of amortization represents the pattern in which the economic benefits of the intangible asset are consumed. As of September 30, 2016, the Company recognized accumulated amortization of approximately $4.3 million with respect to the ZURAMPIC intangible asset. The estimated future amortization of ZURAMPIC is expected to be as follows (in thousands):

As of September 30, 2016
2016 (1)	$3,207
2017	12,833
2018	12,833
2019	12,833
2020 and thereafter	121,916
Total	$163,622

(1)	For the three months ending December 31, 2016.

The amount allocated to the FDC Product IPR&D is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. As of September 30, 2016, there was no impairment related to the FDC Product IPR&D or the ZURAMPIC intangible asset.

The Company allocated the excess of the purchase price over the identifiable intangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets, expanding market share and operating synergies. As of September 30, 2016, there was no impairment of goodwill. All goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment human therapeutics.

These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements (Note 5).

As of September 30, 2016, the estimated fair value of the Company’s contingent consideration liability increased by approximately $8.7 million to approximately $96.3 million, compared to the Acquisition Date estimated fair value primarily due to the passage of time and changes in the yield curve equivalent to the Company’s credit risk, which was the estimated cost of debt financing for similar market participants used in the valuation.

4. Collaboration, License and Co-Promotion Agreements

For the three and nine months ended September 30, 2016, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Allergan for the European territory and Astellas for Japan. The Company had a co-promotion agreement with Exact Sciences to co-promote Cologuard in the U.S., which was terminated in August 2016, and a co-promotion agreement with Allergan to co-promote VIBERZI in the U.S. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue attributable to transactions from these arrangements (in thousands):

	Collaborative Arrangements Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Linaclotide Agreements:
Allergan (North America)	$60,285	$35,083	$160,294	$84,790
Allergan (Europe)	110	—	300	—
AstraZeneca (China, Hong Kong and Macau)	77	474	371	2,170
Almirall (Europe) (1)	—	143	3	360
Astellas (Japan)	4,446	1,806	21,460	5,886
Co-Promotion Agreements:
Exact Sciences (Cologuard)	764	2,066	2,642	3,042
Allergan (VIBERZI)	424	—	1,428	—
Total collaborative arrangements revenue	$66,106	$39,572	$186,498	$96,248

(1)	In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS‑C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. In addition, the Company receives royalties in the mid‑teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in Canada and Mexico and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. As of September 30, 2016, approximately $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 13). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost-sharing provisions of the collaboration for North America, the Company offset approximately $1.1 million and approximately $6.4 million against research and development costs during the three and nine months ended September 30, 2016, respectively, and approximately $2.9 million and approximately $14.8 million during the three and nine months ending September 30, 2015, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred. In addition, in March 2015, the Company and Allergan agreed to share certain costs relating to the manufacturing of linaclotide active pharmaceutical ingredient (“API”) and certain other manufacturing activities for the North American territory. This arrangement resulted in net amounts received from Allergan of approximately $4.3 million for costs incurred in prior periods, which were recorded by the Company as a reduction in research and development expenses during the three months ended March 31, 2015.

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

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three and nine months ended September 30, 2016 and 2015 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Collaborative arrangements revenue related to sales of LINZESS in the U.S. (1) (2)	$59,983	$34,750	$154,963	$84,162
Royalty revenue	302	333	849	627
Sale of API	—	—	4,482	—
Total collaborative arrangements revenue	$60,285	$35,083	$160,294	$84,789

The collaborative arrangements revenue recognized in the three and nine months ended September 30, 2016 and 2015 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S. In addition, during the nine months ended September 30, 2016, the Company recorded collaboration revenue of approximately $4.5 million related to the sale of API to Allergan under the terms of the collaboration for North America. The Company recorded no collaboration revenue related to the sale of API to Allergan during the three months ended September 30, 2016, or during each of the three and nine months ended September 30, 2015.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)(2)	$59,983	$34,750	$154,963	$84,162
Selling, general and administrative costs incurred by the Company(1)	(7,491)	(8,645)	(25,523)	(24,647)
The Company’s share of net profit	$52,492	$26,105	$129,440	$59,515

(1)	Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan.
(2)

Certain of the unfavorable adjustments to the Company’s share of the LINZESS net profits may be reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-Promotion Agreement with Allergan for VIBERZI.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partner or the ability to estimate the royalty revenue in the period earned. The Company recognized approximately $0.3 million and approximately $0.8 million of royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2016, respectively. The Company recognized approximately $0.3 million and approximately $0.6 million of royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2015, respectively.

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

Pursuant to the terms of the European License Agreement, the Company received approximately $38.0 million, net of foreign tax withholdings, as a non-refundable up-front payment from Almirall. In November 2009, the Company achieved a development milestone triggering an equity investment and received $15.0 million from Almirall for the purchase of 681,819 shares of convertible preferred stock (Note 13). In addition, the European License Agreement also included contingent milestone payments that could total up to $40.0 million upon achievement of specific development and commercial launch milestones. In November 2010, the Company achieved a development milestone, which resulted in an approximately $19.0 million payment, representing a $20.0 million milestone, net of foreign withholding taxes. This development milestone was recognized as collaborative arrangements revenue through September 2012. During the years ended December 31, 2013 and 2014, the Company achieved four commercial milestones under the European License Agreement for the first commercial launch in four out of five major European Union (“E.U.”) countries set forth in the agreement, aggregating to approximately $4.0 million. In connection with the achievement of these milestones, the Company received approximately $3.9 million, net of foreign tax withholdings.

In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. Additionally, in October 2015, the Company and Allergan separately entered into an amendment to the European License Agreement relating to the development and commercialization of linaclotide in Europe. Pursuant to the terms of the amendment, (i) the remaining sales‑based milestones payable to the Company under the European License Agreement were modified to increase the total milestone payments such that, when aggregated with the remaining commercial launch milestones, they could total up to $42.5 million, (ii) the royalties payable to the Company during the term of the European License Agreement were modified such that the royalties based on sales volume in Europe begin in the mid‑single digit percent and escalate to the upper‑teens percent by calendar year 2019, and (iii) Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from the Company, as well as the associated costs. Furthermore, with the Company no longer responsible for the manufacturing of linaclotide API for Europe, the royalties under the European License Agreement are no longer reduced by the transfer price paid for the API included in the product actually sold by Allergan in Europe in any given period.  The Company concluded that the 2015 amendment to the European License Agreement was not a modification to the linaclotide collaboration agreement with Allergan for North America.

The commercial launch and sales‑based milestones under the European License Agreement are recognized as revenue as earned. The Company recognized an insignificant amount and approximately $0.3 million of royalty revenue during the three and nine months ended September 30, 2016, respectively. The Company recognized an insignificant amount and approximately $0.4 million in royalty revenue during the three and nine months ended September 30, 2015, respectively. The Company records royalties on sales of CONSTELLA one quarter in arrears as it does not have access to the royalty reports from Allergan or the ability to estimate the royalty revenue in the period earned.

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

In 2009, Astellas paid the Company a non‑refundable, up‑front licensing fee of $30.0 million, which is being recognized as collaborative arrangements revenue on a straight‑line basis over the Company’s estimate of the period over which linaclotide will be developed under the license agreement. In March 2013 and September 2016, the Company revised its estimate of the development period from 115 months to 85 months and from 85 months to 82 months, respectively, based on the Company’s assessment of regulatory approval timelines for Japan. During the three and nine months ended September 30, 2016, the Company recognized approximately $1.6 million and approximately $4.1 million, respectively, of revenue related to the up-front licensing fee. The revenue recognized during the three and nine months ended September 30, 2016 includes approximately $0.5 million and approximately $1.5 million, respectively, of revenue attributable to a revision to the estimated development period in March 2013, and approximately $0.3 million in each period of revenue attributable to a revision to the estimated development period in September 2016. During the three and nine months ended September 30, 2015, the Company recognized approximately $1.3 million and approximately $3.8 million, respectively, of revenue related to the up‑front licensing fee, including approximately $0.5 million and approximately $1.5 million of revenue, respectively, attributable to the March 2013 revision to the estimated development period. At September 30, 2016, approximately $2.2 million of the up-front license fee remained deferred.

The agreement also includes three development milestone payments that could total up to $45.0 million, none of which the Company considers substantive. The first milestone payment, consisting of $15.0 million upon enrollment of the first study subject in a Phase III study for linaclotide in Japan, was achieved in November 2014, and approximately $14.1 million was recognized as revenue through September 30, 2016, including approximately $0.7 million and approximately $1.7 million during the three and nine months ended September 30, 2016, respectively, and approximately $0.5 million and approximately $1.6 million during the three and nine months ended September 30, 2015, respectively. The remaining approximately $0.9 million of this milestone payment will be recognized over the remaining development period. In February 2016, Astellas filed an NDA with the Japanese Ministry of Health, Labor and Welfare seeking approval of linaclotide for the treatment of adults with IBS-C in Japan.  In connection with this filing, a second milestone payment, consisting of $15.0 million, was achieved and approximately $0.7 million and approximately $14.1 million was recognized as revenue during the three and nine months ended September 30, 2016, respectively. The remaining approximately $0.9 million of this milestone payment will be recognized over the remaining development period. The third development milestone payment consists of $15.0 million upon approval of NDA by the Japanese Ministry of Health, Labor and Welfare to market linaclotide in Japan. In addition, the Company will receive royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions.

During the three and nine months ended September 30, 2016, the Company recognized approximately $4.4 million and approximately $21.5 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including approximately $1.5 million in each period from the sale of API to Astellas. During the three and nine months ended September 30, 2015, the Company recognized approximately $1.8 million and approximately $5.9 million, respectively, in collaborative arrangements revenue from the Astellas license agreement, including an insignificant amount and approximately $0.5 million, respectively, from the sale of API to Astellas.

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

The Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply at the inception of the AstraZeneca Collaboration Agreement. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of September 30, 2016, no contingent deliverables were provided by the Company under the AstraZeneca Agreements.

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

The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the three and nine months ended September 30, 2016, the Company recognized an insignificant amount and approximately $0.3 million, respectively, and during the three and nine months ending September 30, 2015, the Company recognized approximately $0.4 million and approximately $2.0 million, respectively, in each case, in collaborative arrangements revenue related to the License Deliverable in connection with the modification to the IDP and development budget in August 2014, as these portions of the Arrangement Consideration were no longer contingent.

The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company recognized an insignificant amount of incremental research and development costs during each of the three and nine months ended September 30, 2016, and recognized an insignificant amount and approximately $0.7 million in incremental research and development costs during the three and nine months ended September 30, 2015, respectively.

The amount allocated to the Co-Promotion Deliverable was recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable; however, the revenue recognized in the statement of operations was limited to the non-contingent consideration in accordance with ASC 605-25. During each of the three and nine months ended September 30, 2016 and 2015, the Company recognized an insignificant amount as collaborative arrangements revenue related to this deliverable, as this portion of the Arrangement Consideration was no longer contingent.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Co-Promotion Agreements

Co-Promotion Agreement with Exact Sciences Corp. for Cologuard

In March 2015, the Company and Exact Sciences entered into an agreement to co-promote Exact Sciences’ Cologuard, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer (the “Exact Sciences Co-Promotion Agreement”). The Exact Sciences Co-Promotion Agreement was terminated by the parties in August 2016. Under the terms of the non-exclusive Exact Sciences Co-Promotion Agreement, the Company’s sales team promoted and educated health care practitioners regarding Cologuard through July 2016, with LINZESS remaining the Company’s first-position product. Exact Sciences maintained responsibility for all other aspects of the commercialization of Cologuard outside of the co-promotion. Under the terms of the Exact Sciences Co-Promotion Agreement, the Company is compensated primarily via royalties earned on the net sales of Cologuard generated from the healthcare practitioners on whom the Company called with such royalties being payable through July 2017.  There are no refund provisions in the Exact Sciences Co-Promotion Agreement.  Through September 30, 2016, the Company received approximately $3.4 million in connection with the Exact Sciences Co-Promotion Agreement.

Activities under the Exact Sciences Co-Promotion Agreement were evaluated in accordance with ASC 605-25, to determine if they represented a multiple element revenue arrangement.  The Company identified the following deliverables in the Exact Sciences Co-Promotion Agreement through July 31, 2016: (i) second position sales detailing, (ii) promotional support services, and (iii) medical education services. Each of the deliverables was deemed to have standalone value based on their nature and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined that the BESP for each of the three deliverables approximated the value allocated to the deliverables under the agreement. The revenue related to each deliverable is recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605-25, during the period earned. During the three and nine months ended September 30, 2016, the Company recognized approximately $0.8 million and approximately $2.6 million, respectively, as collaborative arrangements revenue related to this arrangement, and approximately $2.0 million and approximately $3.0 million was recognized during the three and nine months ended September 30, 2015.

Co-Promotion Agreement with Allergan for VIBERZI

In August 2015, the Company and Allergan entered into an agreement for the co‑promotion of VIBERZI in the U.S., Allergan’s treatment for adults suffering from IBS‑D (the “VIBERZI Co‑Promotion Agreement”). Under the terms of the VIBERZI Co‑Promotion Agreement, the Company’s clinical sales specialists are detailing VIBERZI to the approximately 25,000 health care practitioners to whom they detail LINZESS. Allergan is responsible for all costs and activities relating to the commercialization of VIBERZI outside of the co‑promotion.

Under the terms of the VIBERZI Co‑Promotion Agreement, the Company’s promotional efforts are compensated based on the volume of calls delivered by the Company’s sales force, with the terms of the agreement reducing or eliminating certain of the unfavorable adjustments to the Company’s share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America, provided that the Company provides a minimum number of VIBERZI calls on physicians. The Company has the potential to achieve milestone payments of up to $10.0 million based on the net sales of VIBERZI in each of 2017 and 2018, and is also compensated via reimbursements for medical education initiatives.

The Company’s promotional efforts under the non‑exclusive co‑promotion began when VIBERZI became commercially available in December 2015, and will continue until December 31, 2017, unless earlier terminated by either party pursuant to the provisions of the VIBERZI Co‑Promotion Agreement. Either party may also terminate the VIBERZI Co‑Promotion Agreement in the event of an uncured material breach by the other party, withdrawal of necessary approvals by the FDA, for convenience, or bankruptcy or insolvency of the other party. Allergan may terminate the VIBERZI Co‑Promotion Agreement if the Company does not provide the minimum number of calls on physicians for VIBERZI.

Activities under the VIBERZI Co‑Promotion Agreement were evaluated in accordance with ASC 605‑25 to determine if they represented a multiple element revenue arrangement. The Company concluded that the VIBERZI Co‑Promotion Agreement does not represent a material modification to the linaclotide collaboration agreement with Allergan for North America, as it is not material to the total arrangement consideration under the collaboration agreement, does not significantly modify the existing deliverables, and does not significantly change the term of the agreement. The Company identified the following deliverables in the VIBERZI Co‑Promotion Agreement: (i) second position sales detailing of VIBERZI, and (ii) medical education services. Each of the deliverables was deemed to have standalone value based on their nature and both deliverables met the criteria to be accounted for as separate units of accounting under ASC 605‑25. The Company determined the BESP for each of the deliverables approximated the value allocated to the deliverables under the agreement. As consideration is earned over the term of the agreement, the revenue will be allocated to each deliverable based on the relative selling price, using management’s BESP, and recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605‑25, during the quarter earned.

Under the linaclotide collaboration agreement for North America with Allergan, if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as set forth in the agreement; however, certain of these adjustments to the share of the net profits may be reduced or eliminated in connection with the co-promotion activities under the VIBERZI Co-Promotion Agreement. In connection with these co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $1.8 million and approximately $4.5 million during the three and nine months ended September 30, 2016, respectively, and approximately $1.0 million during each of the three and nine months ended September 30, 2015.  During the three months ended September 30, 2016, the Company also met the requirement for the minimum number of VIBERZI calls on physicians for 2016, which resulted in the Company’s reversal of an approximately $2.4 million unfavorable adjustment previously recorded to collaborative arrangements revenue related to the linaclotide collaboration agreement with Allergan for North America. This approximately $2.4 million adjustment was originally recorded as an unfavorable adjustment to collaborative arrangements revenue during the six months ended June 30, 2015.  During the three and nine months ended September 30, 2016, the Company recognized approximately $0.4 million and approximately $1.4 million, respectively, in collaboration revenue related to the VIBERZI Co‑Promotion Agreement for the performance of medical education services.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which approximately $2.5 million had been paid as of September 30, 2016, and $18.0 million for regulatory milestones, none of which had been paid as of September 30, 2016.  In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. The Company did not record any research and development expenses associated with the Company’s other collaboration and license agreements during each of the three and nine months ended September 30, 2016 and 2015.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$163,521	$163,521	$—	$—
U.S. government-sponsored securities	2,005	—	2,005	—
Available-for-sale securities:
U.S. Treasury securities	40,404	40,404	—	—
U.S. government-sponsored securities	96,532	—	96,532	—
Convertible Note Hedges	137,302	—	—	137,302
Total assets measured at fair value	$439,764	$203,925	$98,537	$137,302
Liabilities:
Note Hedge Warrants	$(120,121)	$—	$—	$(120,121)
Contingent Consideration	(96,260)	—	—	(96,260)
Total liabilities measured at fair value	$(216,381)	$—	$—	$(216,381)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$254,903	$254,903	$—	$—
U.S. government-sponsored securities	3,340	—	3,340	—
Available-for-sale securities:
U.S. Treasury securities	50,091	50,091	—	—
U.S. government-sponsored securities	128,016	—	128,016	—
Convertible Note Hedges	86,466	—	—	86,466
Total assets measured at fair value	$522,816	$304,994	$131,356	$86,466
Liabilities:
Note Hedge Warrants	$(75,328)	$—	$—	$(75,328)
Total liabilities measured at fair value	$(75,328)	$—	$—	$(75,328)

There were no transfers between fair value measurement levels during the three or nine months ended September 30, 2016 or 2015.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at September 30, 2016 and December 31, 2015 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at September 30, 2016 and December 31, 2015 approximates fair value as it bears interest at a rate approximating a market interest rate.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of September 30, 2016 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the volatility of the Company’s Class A common stock. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of September 30, 2016:

	Convertible	Note Hedge
	Note Hedges	Warrants
Risk-free interest rate (1)	1.2%	1.3%
Time to maturity	5.7	6.3
Stock price (2)	$15.88	$15.88
Strike price (3)	$16.58	$21.50
Common stock volatility (4)	46.2%	45.9%
Dividend yield	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A common stock on the last trading day of the quarter ended September 30, 2016.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Selected volatility based on historical volatility of the Company’s Class A common stock.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 convertible note derivatives from December 31, 2015 through September 30, 2016 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2015	$86,466	$(75,328)
Change in fair value, recorded as a component of gain (loss) on derivatives	50,836	(44,793)
Balance at September 30, 2016	$137,302	$(120,121)

Contingent Consideration

In connection with the Lesinurad Transaction, the Company recorded a liability of $87.6 million as of the Acquisition Date, representing the fair value of the contingent consideration. This valuation was based on a Monte-Carlo simulation, which includes significant estimates related to probability weighted net cash outflow projections, discounted using a yield curve equivalent to the Company’s credit risk, which was the estimated cost of debt financing for market participants. This estimate represents the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca. Changes to these inputs are re-evaluated each reporting period and could materially affect the valuation of the contingent consideration. The estimated fair value of contingent consideration was approximately $96.3 million as of September 30, 2016.

The following table reflects the change in the Company’s Level 3 contingent consideration payable from December 31, 2015 through September 30, 2016 (in thousands):

Contingent
Consideration
Fair value at December 31, 2015	$—
Additions	87,649
Changes in fair value	8,667
Payments/transfers to other current liabilities	(56)
Fair value at September 30, 2016	$96,260

11% PhaRMA Notes

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of the PhaRMA Notes due on or before June 15, 2024. The estimated fair value of the PhaRMA Notes was approximately $144.8 million and approximately $166.8 million as of September 30, 2016 and December 31, 2015, respectively, and was determined using Level 3 inputs, including a quoted rate.

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 10). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes was approximately $402.7 million and approximately $311.6 million as of September 30, 2016 and December 31, 2015, respectively.

6. Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at September 30, 2016 and December 31, 2015 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016
U.S. Treasury securities	$40,376	$28	$—	$40,404
U.S. government-sponsored securities	96,499	34	(1)	96,532
Total	$136,875	$62	$(1)	$136,936

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
U.S. Treasury securities	$50,124	$—	$(33)	$50,091
U.S. government-sponsored securities	128,069	2	(55)	128,016
Total	$178,193	$2	$(88)	$178,107

The contractual maturities of all securities held at September 30, 2016 are one year or less.  There were 4 and 32 available-for-sale securities in an unrealized loss position at September 30, 2016 and December 31, 2015, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at September 30, 2016 and December 31, 2015 was approximately $5.2 million and approximately $167.6 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at September 30, 2016.

There were no sales of available-for-sale securities during the three or nine months ended September 30, 2016 or 2015. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income were not material to the Company’s condensed consolidated results of operations.

7. Inventory

The Company’s inventory represents linaclotide API that is available for commercial sale.  At September 30, 2016 and December 31, 2015, the Company did not hold any balances of such inventory.

The Company has entered into multiple commercial supply agreements for the purchase of linaclotide API, as the Company is responsible for supplying API to its collaboration partners outside of North America and Europe. Two of the Company’s API supply agreements contain minimum purchase commitments.  As part of the Company’s net realizable value assessment of its inventory, the Company assesses whether it has any excess non‑cancelable purchase commitments resulting from its minimum supply agreements with its suppliers of linaclotide API.  As of September 30, 2016 and December 31, 2015, the Company had an accrual for excess purchase commitments of approximately $10.1 million, which is recorded in other liabilities in the Company’s condensed consolidated balance sheet. The Company has evaluated all remaining minimum purchase commitments under its linaclotide API supply agreements through 2023 and concluded that the minimum purchase commitments under such agreements are realizable based on the current forecasts received from the Company’s partners in these territories and the Company’s internal forecasts.

8. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Manufacturing equipment	$3,748	$3,748
Laboratory equipment	14,459	13,681
Computer and office equipment	4,330	3,596
Furniture and fixtures	2,088	2,062
Software	13,416	12,715
Construction in process	1,229	375
Leased vehicles	3,913	3,039
Leasehold improvements	38,478	38,465
	81,661	77,681
Less accumulated depreciation and amortization	(62,819)	(56,606)
	$18,842	$21,075

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Salaries and benefits	$19,142	$19,582
Professional fees	1,655	507
Accrued interest	2,901	1,103
Other	5,357	2,109
	$29,055	$23,301

10. Notes Payable

8.375% Notes due 2026

On September 23, 2016, the Company closed a direct private placement, pursuant to which the Company will issue $150.0 million in aggregate principal amount of 8.375% notes due 2026.  The issuance of the 2026 Notes is expected to occur on the Funding Date. The Company must meet the following funding requirements, expected to occur on the Funding Date (the satisfaction or performance of which may be waived by the purchasers): delivery of the 2026 Notes to the purchasers, redemption of the PhaRMA Notes, absence of bankruptcy, and  a certification that the conditions have been met.  The proceeds from the issuance of the 2026 Notes will be used to redeem the outstanding principal balance of the PhaRMA Notes, which is expected to be completed on the Funding Date. As of September 30, 2016, the Company capitalized approximately $0.5 million of debt issuance costs, which are included in other assets on the Company’s condensed consolidated balance sheet. Upon funding, the issuance costs will be netted against the outstanding 2026 Notes.

The 2026 Notes, once funded, will bear an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “8.375% Payment Date”) commencing on June 15, 2017. Principal of the 2026 Notes will be payable on the 8.375% Payment Dates from and after March 15, 2019. From March 15, 2019, the Company will make quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “8.375% Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the PhaRMA Notes (the “8.375% Required Interest Amount”). Principal on the 2026 Notes will be repaid in an amount equal to the 8.375% Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the 2026 Notes are based on the 8.375% Synthetic Royalty Amount, which will vary from quarter to quarter, the 2026 Notes may be repaid prior to September 15, 2026, the final legal maturity date.

The 2026 Notes, once funded, will be secured by a security interest in a segregated bank account established to receive the required quarterly payments as well as certain limited accounts receivables, payment intangibles or other rights to payment or proceeds, in each case, up to the 8.375% Synthetic Royalty Amount or estimated equivalent thereto, as applicable.  Up to the amount of the required quarterly payments under the 2026 Notes, Allergan will deposit its quarterly profit (loss) sharing payments due to the Company related to net sales of linaclotide in the United States pursuant to the collaboration agreement for North America, if any, into the segregated bank account. If the funds deposited by Allergan into the segregated bank account are insufficient to make a required payment of interest or principal on a particular 8.375% Payment Date, the Company is obligated to deposit such shortfall out of the Company’s general funds into the segregated bank account.

The 2026 Notes, once funded, may be redeemed at any time prior to maturity, in whole or in part, at the option of the Company.  If the applicable redemption of the 2026 Notes occurs prior to March 15, 2018, the Company will pay a redemption price equal to the outstanding principal balance of the 2026 Notes being redeemed, plus (i) the difference between (A) the required interest amount that would have otherwise been payable from the date of redemption through March 15, 2018 on the outstanding principal balance of the 2026 Notes being redeemed, minus (B) the aggregate amount of interest the purchasers would earn if the outstanding principal balance of the 2026 Notes being redeemed were reinvested for the period from the date of redemption through March 15, 2018 at a rate per annum equal to the yield expressed as a rate listed in The Wall Street Journal for United States Treasury securities having a term of not greater than 12 months on the date three business days prior to the date of redemption, plus (ii) an amount equal to the redemption premium that would otherwise be payable as if such redemption had occurred at March 15, 2018. If the applicable redemption of the 2026 Notes occurs on or after March 15, 2018, the Company will pay a redemption price equal to the percentage of outstanding principal balance of the 2026 Notes being redeemed specified below for the period in which the redemption occurs (plus the accrued and unpaid interest to the redemption date on the 2026 Notes being redeemed):

Redemption
Payment Dates	Percentage
From and including March 15, 2018 to and including March 14, 2019	108.00%
From and including March 15, 2019 to and including March 14, 2020	105.50%
From and including March 15, 2020 to and including March 14, 2021	102.75%
From and including March 15, 2021 and thereafter	100.00%

The 2026 Notes, once funded, will contain certain covenants related to the Company’s obligations with respect to the commercialization of linaclotide and the related collaboration agreement with Allergan for North America, as well as certain customary covenants, including covenants that limit or restrict the Company’s ability to incur certain liens, merge or consolidate or make dispositions of assets.  The 2026 Notes also will specify a number of events of default (some of which are subject to applicable cure periods), including, among other things, covenant defaults, other non-payment defaults, and bankruptcy and insolvency defaults.  Upon the occurrence of an event of default, subject to cure periods in certain circumstances, all amounts outstanding may become immediately due and payable.

The accounting for the 2026 Notes will require the Company to make certain estimates and assumptions about the future net sales of LINZESS in the U.S. LINZESS has been marketed since December 2012 and the estimates of the magnitude and timing of LINZESS net sales are subject to significant variability and uncertainty. These estimates and assumptions are likely to change, which may result in future adjustments to the portion of the 2026 Notes that will be classified as a current liability, the amortization of debt issuance costs and discounts as well as the accretion of the interest expense. Any such adjustments could be material to the Company’s condensed consolidated financial statements.

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

The Company’s outstanding Convertible Note balances as of September 30, 2016 consisted of the following (in thousands):

Principal	$335,699
Less: unamortized debt discount	(98,022)
Less: unamortized debt issuance costs	(6,960)
Net carrying amount	$230,717
Equity component	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through September 30, 2016 was 9.34%.  The following table sets forth total interest expense recognized related to the 2022 Notes during the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Contractual interest expense	$1,888	$1,888	$5,665	$2,181
Amortization of debt issuance costs	169	137	483	160
Amortization of debt discount	3,275	3,001	9,614	3,496
Total interest expense	$5,332	$5,026	$15,762	$5,837

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

11% PhaRMA Notes due 2024

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The PhaRMA Notes bear an annual interest rate of 11%, with interest payable March 15, June 15, September 15 and December 15 of each year (each a “11% Payment Date”) which began on June 15, 2013. On March 15, 2014, the Company began making quarterly payments on the PhaRMA Notes equal to the greater of (i) 7.5% of net sales of LINZESS in the U.S. for the preceding quarter (the “11% Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the PhaRMA Notes (the “11% Required Interest Amount”). Principal on the PhaRMA Notes will be repaid in an amount equal to the 11% Synthetic Royalty Amount minus the 11% Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the PhaRMA Notes are based on the 11% Synthetic Royalty Amount, which will vary from quarter to quarter, the PhaRMA Notes may be repaid prior to June 15, 2024, the final legal maturity date. The Company made principal payments of approximately $32.3 million on the PhaRMA Notes through September 30, 2016. The Company expects to redeem the remaining outstanding principal balance on the Funding Date in connection with the funding and issuance of the 2026 Notes. The Company has the intent and, concurrently with the funding and issuance of the 2026 Notes, the ability to redeem the PhaRMA Notes.  In accordance with ASC 470, Debt, the Company classified the PhaRMA Notes, excluding principal payments due prior to the Funding Date, as a long-term obligation as of September 30, 2016, since the 8.375% Synthetic Royalty Amount on the 2026 Notes first becomes payable on March 15, 2019.

The PhaRMA Notes are secured solely by a security interest in a segregated bank account established to receive the required quarterly payments.  Up to the amount of the required quarterly payments under the PhaRMA Notes, Allergan will deposit its quarterly profit (loss) sharing payments due to the Company under the collaboration agreement for North America, if any, into the segregated bank account.  If the funds deposited by Allergan into the segregated bank account are insufficient to make a required payment of interest or principal on a particular 11% Payment Date, the Company is obligated to deposit such shortfall out of the Company’s general funds into the segregated bank account.

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

Redemption
Payment Dates	Percentage
From and including January 1, 2016 to and including December 31, 2016	102.75%
From and including January 1, 2017 and thereafter	100.00%

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

The Company rents office and laboratory space at its corporate headquarters in Cambridge, Massachusetts under a non‑cancelable operating lease, entered into in January 2007, as amended (“2007 Lease Agreement”). The 2007 Lease Agreement contains various provisions for renewal at the Company’s option and, in certain cases, free rent periods and rent escalation tied to the Consumer Price Index and fair market rent. The rent expense, inclusive of the escalating rent payments and free rent periods, is estimated and recognized on a straight‑line basis over the lease term through January 2018.  In addition, during 2014, the Company entered into two arrangements, with the landlord’s consent, to sublease a portion of its corporate headquarters that it did not intend to use for its operations.  Effective in February 2016, the Company’s obligations due to the landlord of its corporate headquarters increased in connection with a rent escalation tied to the Consumer Price Index and fair market rent, pursuant to the terms of the 2007 Lease Agreement, which resulted in a change in the accounting estimate of rent expense. This change in accounting estimate is recognized on a prospective, straight-line basis.  Rent expenses related to the 2007 Lease Agreement, net of sublease income, recorded during the three months ended September 30, 2016 and 2015 were approximately $2.0 million and approximately $1.5 million, respectively, and during the nine months ended September 30, 2016 and 2015 were approximately $9.5 million and approximately $4.5 million, respectively.  In accordance with ASC Topic 420, “Exit or Disposal Cost Obligations”, the Company recorded all obligations to the landlord associated with sublet space, net of sublease income due to the Company under the subleases in the period in which the change occurred. As a result, the rent expense associated with the 2007 Lease Agreement for the nine months ended September 30, 2016 includes approximately $3.5 million of estimated obligations to the landlord associated with the sublet space, net of sublease income due to the Company under the subleases.

At September 30, 2016, future minimum lease payments under all non‑cancelable lease arrangements were as follows (in thousands):

	Operating	Lease Payments		Capital
	Lease	to be Received	Net Operating	Lease
	Payments	from Subleases	Lease Payments	Payments
2016 (1)	$5,123	$(1,610)	$3,513	$1,024
2017	20,498	$(5,665)	$14,833	$2,668
2018	831	$(476)	$355	$85
Total future minimum lease payments	$26,452	$(7,751)	$18,701	$3,777
Less: amounts representing interest				(111)
Capital lease obligations at September 30, 2016				3,666
Less: current portion of capital lease obligations				(3,525)
Capital lease obligations, net of current portion				$141

(1)	Amounts are for the three months ending December 31, 2016.

Commercial Supply Commitments

The Lesinurad CSA with AstraZeneca provides for commercial supply of ZURAMPIC, and, if approved by the FDA, the FDC Product.  The Lesinurad CSA includes certain purchase obligations based on the Company’s forecasted demand.  As of September 30, 2016, the Company had approximately $1.6 million in such commitments related to lesinurad commercial supply.

12. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$2,634	$2,662	$8,398	$7,407
Selling, general and administrative	4,299	3,978	13,438	11,562
	$6,933	$6,640	$21,836	$18,969

A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

		Weighted-
		Average
	Number of Shares	Fair Value
	(in thousands)
Outstanding at December 31, 2015	20,566	$11.18
Granted	3,851	10.52
Exercised	(1,912)	4.63
Cancelled	(956)	12.85
Outstanding at September 30, 2016	21,549	$11.57

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Expected volatility	45.5%	46.1%	45.9%	46.1%
Expected term (in years)	6.1	6.0	6.1	6.0
Risk-free interest rate	1.2%	1.8%	1.5%	1.7%
Expected dividend yield	—%	—%	—%	—%

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

A summary of RSU activity for the nine months ended September 30, 2016 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
	(in thousands)
Unvested as of December 31, 2015	900	$13.36
Granted	554	$10.62
Vested	(130)	$15.03
Forfeited	(60)	$12.40
Unvested as of September 30, 2016	1,264	$12.03

13. Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. In November 2009, Almirall became a related party when the Company sold to Almirall 681,819 shares of the Company’s convertible preferred stock (Note 4). These shares of preferred stock converted to the Company’s Class B common stock on a 1:1 basis upon the completion of the Company’s initial public offering in February 2010. At September 30, 2016, Almirall was no longer a related party because it converted and sold all such shares during the three months ended September 30, 2016. Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. As of September 30, 2016, the Company had approximately $52.5 million in related party accounts receivable, net of related party accounts payable, associated with Allergan and as of December

31, 2015, the Company had approximately $51.6 million in related party accounts receivable, net of related party accounts payable, associated with Allergan.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016.  The Company paid approximately $1.8 million and approximately $5.6 million in insurance premiums to this insurance provider during the three and nine months ended September 30, 2016, respectively, and approximately $1.8 million and approximately $5.3 million during the three and nine months ending September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, the Company had no accounts payable due to this related party.

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

In June 2016, we closed a transaction with AstraZeneca, pursuant to which we received an exclusive license to develop, manufacture, and commercialize products containing lesinurad as an active ingredient, including ZURAMPIC®, in the U.S., or the Lesinurad Transaction. Lesinurad 200mg tablets were approved as ZURAMPIC by the FDA in December 2015 for use in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with uncontrolled gout. In October 2016, ZURAMPIC became commercially available in the U.S. We are also developing a fixed-dose combination product of lesinurad and allopurinol, an XOI, which is included under the license agreement, or the FDC Product. We have accounted for the Lesinurad Transaction in accordance with Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”, or ASC 805, as the Lesinurad Transaction meets the requirements of a business combination. The transaction is more fully described in Note 3, Business Combinations, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We are advancing our rGERD franchise through the development of IW-3718, a gastric retentive formulation of a bile acid sequestrant. We believe IW-3718 has the potential to provide symptomatic relief in patients with rGERD.

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

We and Exact Sciences Corp., or Exact Sciences, entered into an agreement, or the Cologuard Co-Promotion Agreement, to co-promote Cologuard®, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer in March 2015. We and Exact Sciences co-promoted Cologuard through July 2016 and the Cologuard Co-Promotion Agreement was terminated in August 2016. Under the terms of the Cologuard Co-Promotion Agreement, our sales team promoted and educated health care practitioners regarding Cologuard. Exact Sciences maintained responsibility for all other aspects of the commercialization of Cologuard outside of the co-promotion. We are compensated primarily via royalties earned on the net sales of Cologuard generated from the healthcare practitioners on whom we called.  Under the terms of the Cologuard Co-Promotion Agreement, we will continue to receive royalty payments through July 2017.

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

In June 2015, we issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022, or the 2022 Notes. We received net proceeds of approximately $324.0 million from the sale of the 2022 Notes, after deducting fees and expenses of approximately $11.7 million. The net proceeds from these financings are being used to support the commercialization of LINZESS in the U.S. and to fund linaclotide and other development opportunities to advance our strategy to grow a leading commercial biotechnology company, in addition to other general corporate purposes. In September 2016, we closed a direct private placement, pursuant to which we will issue $150.0 million in aggregate principal amount of 8.375% notes due 2026, or the 2026 Notes.  The issuance of the 2026 Notes is expected to occur on January 5, 2017, or the Funding Date. The proceeds from the issuance of the 2026 Notes will be used to redeem the outstanding principal balance of the 11% PhaRMA Notes due 2024, or the PhaRMA Notes, which is expected to be completed on the Funding Date.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We currently operate in one reportable business segment—human therapeutics.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of September 30, 2016, we had an accumulated deficit of approximately $1.2 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

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

Write-down of Inventory to Net Realizable Value and Loss on Non-cancelable Purchase Commitments.   During the nine months ended September 30, 2015, we recorded expenses of approximately $17.6 million for the write-down of inventory and an accrual for excess non-cancelable inventory purchase commitments related to linaclotide API. These charges primarily related to a reduction in the near term demand forecast for CONSTELLA in the European territory by Almirall, our former European partner, regulatory changes made by the CFDA to the marketing approval process in

China, and the amendment to the license agreement with Allergan pertaining to the development and commercialization of linaclotide for Europe executed in October 2015. Pursuant to the terms of the amendment, Allergan assumed responsibility for the manufacturing of linaclotide API for Europe, as well as the associated costs, which resulted in accruing for the loss on the non-cancelable inventory purchase commitments under one of our API supply agreements covering the commercial supply of linaclotide API for the European market.

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

Lesinurad. The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. Pursuant to the terms of the lesinurad license agreement, AstraZeneca is obligated to conduct this trial on our behalf and we are obligated to reimburse AstraZeneca up to $100.0 million over up to ten years for completion of this post-marketing clinical study for lesinurad. In October 2016, we and AstraZeneca submitted the FDC Product containing lesinurad for FDA regulatory review. We and AstraZeneca, on our behalf, are undertaking additional development activities related to lesinurad.

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

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2016 and 2015. These expenses relate primarily to external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA and licensing fees for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Linaclotide(1)	$10,104	$10,882	$30,457	$38,336
Lesinurad(2)	8,728	—	11,590	—
Development candidates:
GI disorders (three compounds)(3)	5,775	5,613	20,545	12,862
Vascular and fibrotic disorders (two compounds)(3)	7,538	4,491	21,088	15,249
Central nervous system disorders (one compound)(3)	86	481	793	933
Total development candidates	13,399	10,585	42,426	29,044
Discovery research	5,295	4,363	16,577	13,739
	$37,526	$25,830	$101,050	$81,119

(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.
(3)	Number of compounds is for the nine months ended September 30, 2016.

Since 2004, the date we began tracking costs by program, we have incurred approximately $386.1 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

In connection with the FDA approval of LINZESS, we are required to conduct certain nonclinical and clinical studies, including those aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Allergan established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. The first step in this plan was to undertake certain additional nonclinical studies. We and Allergan have completed these nonclinical studies and have initiated two Phase II clinical pediatric studies in IBS-C patients age seven to 17 and functional constipation patients age six to 17. We and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by seeking to expand its utility within IBS-C and CIC, as well as studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions. In October 2012, we entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide for other geographic markets within IBS-C and CIC, or in additional indications, populations or formulations.

In December 2015, the FDA approved ZURAMPIC for use in conjunction with a XOI for the treatment of hyperuricemia associated with uncontrolled gout.  In connection with the FDA approval, the FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of ZURAMPIC, and has required that enrollment include patients with moderate renal impairment. Pursuant to the terms of the lesinurad license agreement, we are obligated to reimburse AstraZeneca up to $100.0 million over up to ten years for the completion of the post-marketing requirement activities currently required by the FDA. Furthermore, we and AstraZeneca, on our behalf, are undertaking additional development activities related to lesinurad.

We are also advancing other development programs such as IW-3718, a development program targeting rGERD, and the FDC Product containing lesinurad and allopurinol and targeting uncontrolled gout, as well as sGC development programs targeting vascular and fibrotic diseases.

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

(Gain)/Loss on Fair Value Remeasurement of Contingent Consideration. Our contingent consideration obligation related to the Lesinurad Transaction is revalued at each reporting period. Changes in the fair value of our contingent consideration, other than changes due to payments, are recognized as a (gain)/loss on fair value remeasurement of contingent consideration in our statement of operations.  Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to our credit risk, which is based on the estimated cost of debt for market participants.

Other (Expense) Income.  Interest expense consists primarily of cash and non-cash interest costs related to our PhaRMA Notes and 2022 Notes.  Non-cash interest expense consists of amortization of the debt discount and associated debt issuance costs associated with the PhaRMA Notes and 2022 Notes. We amortize these costs using the effective interest rate method over the life of the respective note agreements as interest expense in our statements of operations.

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

In September 2016, we closed a direct private placement, pursuant to which the Company will issue $150.0 million in aggregate principal amount of 8.375% notes due 2026. The issuance of the 2026 Notes is expected to occur on  the Funding Date. The proceeds from the issuance of the 2026 Notes will be used to redeem the outstanding principal balance of the PhaRMA Notes, which is expected to be completed on the Funding Date.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates and assumptions in our condensed consolidated financial statements include those related to revenue recognition including returns, rebates, and other pricing adjustments; available-for-sale securities; inventory valuation, and related reserves; impairment of long-lived assets; initial valuation procedures for the issuance of convertible notes; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; goodwill; contingent consideration; acquired intangible assets; contingencies and share-based compensation. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

During the nine months ended September 30, 2016, we adopted the following significant accounting policies:

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

In accordance with ASC Topic 350, “Intangibles — Goodwill and Other”, or ASC 350, during the period that an asset is considered indefinite-lived, such as in-process research and development, or IPR&D, it will not be amortized. Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success of developing a new drug. Additionally, the projections consider the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections. Upon the acquisition of IPR&D, we complete an assessment of whether our acquisition constitutes the purchase of a single asset or a group of assets. Multiple factors are considered in this assessment, including the nature of the technology acquired, the presence or absence of separate cash flows, the development process and stage of completion, quantitative significance and the rationale for entering into the transaction.  Indefinite-lived assets are maintained on our condensed consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired.  Indefinite-lived assets are tested for impairment on an annual basis, or whenever events or changes in circumstances indicate the reduction in the fair value of the IPR&D asset below its respective carrying amount. If we determine that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. When development of an IPR&D asset is complete, the associated asset would be deemed finite-lived and would then be amortized based on its respective estimated useful life at that point.

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

Product Revenue, Net

Net product revenue will be derived from sales of ZURAMPIC in the U.S. Pursuant to the terms and conditions of the transitional services agreement between us and AstraZeneca, or the Lesinurad TSA, we sell ZURAMPIC principally to a limited number of major wholesalers and selected regional wholesalers through certain of AstraZeneca’s existing arrangements, or the Distributors. The Distributors subsequently resell ZURAMPIC to patients and healthcare providers.

We will recognize net product revenue from sales of ZURAMPIC in accordance with ASC 605, “Revenue Recognition”, or ASC 605, when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured. This includes the ability to reasonably estimate returns and other allowances.

For the three and nine months ended September 30, 2016, we concluded that certain of the above revenue recognition criteria were not met, including the ability to reasonably estimate returns related to ZURAMPIC.  One of the key elements to meet certain of the revenue recognition criteria is sufficient volume of activity which provides visibility into the distribution channel and the ultimate utilization of the product.  Under the Lesinurad TSA, the first units of ZURAMPIC were shipped to Distributors in September 2016. Due to the early stage of the product launch, we determined that we were not able to reliably make certain estimates necessary to recognize product revenue and therefore did not recognize revenue on the stocking shipments made to Distributors during the three and nine months ended September 30, 2016.  For those quantities shipped to the Distributors during the three and nine months ended September 30, 2016, the cost of the related units is included within other current assets in the condensed consolidated balance sheets, and will be recorded to cost of revenues upon recognition of the related revenue. We will continue to evaluate these criteria in future periods to determine if and when the revenue recognition criteria under ASC 605 has been met.

We expect to recognize ZURAMPIC product revenue once all the applicable revenue recognition criteria have been met.

Other than as set forth above, during the nine months ended September 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission, or SEC, on February 19, 2016, or the 2015 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Collaborative arrangements revenue:	$66,106	$39,572	$186,498	$96,248
Cost and expenses:
Cost of revenue, excluding amortization of acquired intangible asset	—	—	—	12
Write‑down of inventory to net realizable value and loss on non‑cancellable purchase commitments	—	9,488	—	17,638
Research and development	37,526	25,830	101,050	81,119
Selling, general and administrative	44,987	30,439	118,073	93,740
Amortization of acquired intangible asset	3,213	—	4,278	—
Loss on fair value remeasurement of contingent consideration	8,667	—	8,667	—
Total cost and expenses	94,393	65,757	232,068	192,509
Other (expense) income:
Interest expense	(9,765)	(10,021)	(29,499)	(21,115)
Interest and investment income	307	156	823	292
Gain (loss) on derivatives	4,541	(11,340)	6,043	(11,548)
Other expense, net	(4,917)	(21,205)	(22,633)	(32,371)
Net loss	$(33,204)	$(47,390)	$(68,203)	$(128,632)

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Collaborative arrangements revenue	$66,106	$39,572	$26,534	67%	$186,498	$96,248	$90,250	94%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $26.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily related to an approximately $25.2 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $1.5 million increase in revenue from shipments of linaclotide API to our linaclotide partners; an approximately $0.8 million increase due to the achievement of a development milestone under our license agreement with Astellas in February 2016; an approximately $0.5 million increase due to revenue from our co-promotion agreement with Allergan for VIBERZI in the U.S.; and an approximately $0.3 million increase attributable to the recognition of upfront payments and development milestones achieved before 2016 under our agreement with Astellas resulting from a revision of the estimated development period for linaclotide in Japan in September 2016. The increases were partially offset by an approximately $1.3 million decrease in revenue from the Cologuard Co-Promotion Agreement and an approximately $0.4 million decrease in connection with our collaboration agreement with AstraZeneca for linaclotide and an insignificant decrease in royalty revenue based on sales of linaclotide in our partnered territories.

The increase in revenue from collaborative arrangements of approximately $90.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily related to an approximately $70.8 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $14.2 million increase due to the achievement of a development milestone under our license agreement with Astellas in February 2016; an approximately $5.5 million increase in revenue from shipments of linaclotide API to our linaclotide partners; an approximately $1.4 million increase due to revenue from our co-promotion agreement with Allergan for VIBERZI in the U.S.; an approximately $0.3 million increase attributable to the recognition of upfront payments and development milestones achieved before 2016 under our agreement with Astellas resulting from a revision of the estimated development period for linaclotide in Japan in September 2016; and an approximately $0.2 million increase in royalty revenue based on sales of linaclotide in our partnered territories.  The increases were partially offset by an approximately $1.7 million decrease in license revenue related to our collaboration agreement with AstraZeneca and an approximately $0.4 million decrease in connection with the Cologuard Co-Promotion Agreement.

Cost and Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenue, excluding amortization of acquired intangible asset	$—	$—	$—	—%	$—	$12	$(12)	(100)%
Write‑down of inventory to net realizable value and loss on non‑cancellable purchase commitments	—	9,488	(9,488)	(100)%	—	17,638	(17,638)	(100)%
Research and development	37,526	25,830	11,696	45%	101,050	81,119	19,931	25%
Selling, general and administrative	44,987	30,439	14,548	48%	118,073	93,740	24,333	26%
Amortization of acquired intangible asset	3,213	—	3,213	100%	4,278	—	4,278	100%
Loss on fair value remeasurement of contingent consideration	8,667	—	8,667	100%	8,667	—	8,667	100%
Total cost and expenses	$94,393	$65,757	$28,636	44%	$232,068	$192,509	$39,559	21%

Cost of Revenue, excluding amortization of acquired intangible asset.  There was no change and an insignificant decrease in cost of revenue for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively.

Write-Down of Inventory to Net Realizable Value and Loss on Non-Cancelable Purchase Commitments.    The decrease in write-down of inventory and loss on non-cancelable purchase commitments of approximately $9.5 million and approximately $17.6 million for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, was primarily related to the write-down of inventory and an accrual for a loss on excess non-cancelable inventory purchase commitments related to linaclotide API recorded during the three and nine months ended September 30, 2015.

Research and Development Expense.  The increase in research and development expense of approximately $11.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily related to an increase of approximately $7.4 million in costs associated with development activities and transitional support services related to the Lesinurad Transaction; an increase of approximately $3.3 million in research costs related to our early stage pipeline candidates; an increase of approximately $1.7 million in net costs related to our linaclotide collaboration with Allergan for North America; an increase of approximately $1.3 million in operating costs, including facility costs such as rent and amortization of leasehold improvements allocated to research and development; and an increase of approximately $0.7 million in compensation, benefits and other employee-related expenses primarily associated with increased headcount. These increases were partially offset by a decrease of approximately $1.4 million in external costs related to the development of linaclotide; an approximately $1.0 million decrease due to a reallocation of resources relating to quality testing and set-up costs related to the launch and commercialization of ZURAMPIC recorded as selling, general and administrative expenses; and an approximately $0.3 decrease related to the development of manufacturing processes and costs associated with linaclotide API.

The increase in research and development expense of approximately $19.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily related to an increase of approximately $9.7 million in research costs related to our early stage pipeline candidates; an increase of approximately $9.4 million in costs associated with development activities and transitional support services related to the Lesinurad Transaction; an increase of approximately $8.4 million in net costs related to our linaclotide collaboration with Allergan for North America; an increase of approximately $3.2 million in operating costs, including facility costs such as rent and amortization of leasehold improvements allocated to research and development; and an increase of approximately $2.5 million in compensation, benefits and other employee-related expenses primarily associated with increased headcount. These increases were partially offset by a decrease of approximately $11.0 million in external costs related to the development of linaclotide; an approximately $1.0 million decrease due to a reallocation of resources relating to quality testing and set-up costs related to the launch and commercialization of ZURAMPIC recorded as selling, general administrative expenses; an approximately $0.7 million decrease in costs associated with the collaboration with AstraZeneca for linaclotide; and a $0.6 million decrease in costs related to the development of manufacturing processes and costs associated with linaclotide API.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $14.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily as a result of increases in our workforce and infrastructure expenses due to the launch and commercialization of ZURAMPIC in the U.S. These increases include approximately $4.2 million increase in costs associated with selling expenses and marketing programs; an approximately $3.5 million increase in external consulting costs and other service costs; an approximately $3.3 million increase in compensation, benefits and other employee-related expenses associated with the increased headcount primarily in our field sales force; an approximately $2.3 million increase in costs associated with transitional support services related to the Lesinurad Transaction; an approximately $1.0 million increase due to the internal costs relating to quality testing and set-up costs related to the launch and commercialization of ZURAMPIC; and an approximately $0.3 million increase in costs related to facilities and information technology infrastructure, including rent.

Selling, general and administrative expenses increased approximately $24.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily as a result of increases in our workforce and infrastructure expenses due to the launch and commercialization of ZURAMPIC in the U.S. These increases include approximately $7.8 million increase in compensation, benefits and other employee-related expenses associated with the increased headcount primarily in our field sales force; an approximately $5.3 million increase in external consulting costs and other service costs; an approximately $4.8 million increase in costs associated with selling expenses, marketing research and speaker programs; an approximately $2.7 million increase in costs associated with transitional support services related to the Lesinurad Transaction; an approximately $2.7 million increase in costs related to facilities and information technology infrastructure, including rent; and an approximately $1.0 million increase due to the internal costs relating to quality testing and set-up costs related to the launch and commercialization of ZURAMPIC.

Amortization of Acquired Intangible Asset.  The increase in amortization of acquired intangible assets expense of approximately $3.2 million and approximately $4.3 million for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively, was due to the Lesinurad Transaction that closed in June 2016, in which we acquired an exclusive license in the U.S. to, among other things, the approved product ZURAMPIC. The amount allocated to the ZURAMPIC intangible asset will be amortized on a straight-line basis over its estimated useful life of 13 years, the period of estimated future cash flows.

(Gain)/Loss on Fair Value remeasurement of contingent consideration. The increase in the fair value of the contingent consideration obligation of approximately $8.7 million for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was due to the Lesinurad Transaction that closed in June 2016.  The change in the fair value remeasurement of contingent consideration from the date the Lesinurad Transaction closed, on June 2, 2016, to September 30, 2016 was primarily due to the passage of time and changes in the yield curve equivalent to our credit risk, which was the estimated cost of debt financing for similar market participants used in the valuation.

Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(9,765)	$(10,021)	$256	(3)%	$(29,499)	$(21,115)	$(8,384)	40%
Interest and investment income	307	156	151	97%	823	292	531	182%
Gain/(Loss) on derivatives	4,541	(11,340)	15,881	(140)%	6,043	(11,548)	17,591	(152)%
Total other expense, net	$(4,917)	$(21,205)	$16,288	(77)%	$(22,633)	$(32,371)	$9,738	(30)%

Interest expense decreased by approximately $0.3 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, mainly due to a decrease of approximately $0.5 million in interest expense associated with the decreased principal balance of the PhaRMA Notes, partially offset by an approximately $0.2 million increase in interest expense associated with the 2022 Notes. Interest expense increased by approximately $8.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, mainly due to an increase of approximately $9.9 million in interest expense associated with the 2022 Notes, as we began incurring interest in June 2015, partially offset by an approximately $1.5 million decrease in interest expense associated with the decreased principal balance of the PhaRMA Notes.

For the three months ended September 30, 2016 we recorded a gain on derivatives of approximately $4.5 million resulting from an approximately $37.8 million increase in the fair value of the Convertible Note Hedges and an approximately $33.3 million decrease in the fair value of the Note Hedge Warrants. For the three months ended September 30, 2015 we recorded a loss on derivatives of approximately $11.3 million resulting from an approximately $17.8 million decrease in the fair value of the Convertible Note Hedges and an approximately $6.4 million increase in the fair value of the Note Hedge Warrants. For the nine months ended September 30, 2016 we recorded a gain on derivatives of approximately $6.0 million resulting from an approximately $50.8 million increase in fair value of the Convertible Note Hedges and an approximately $44.8 million decrease in the fair value of the Note Hedge Warrants. For the three months ended September 30, 2015 we recorded a loss on derivatives of approximately $11.5 million resulting from an approximately $19.4 million decrease in the fair value of the Convertible Note Hedges and an approximately $7.9 million increase in the fair value of the Note Hedge Warrants.

Interest and investment income increased by approximately $0.2 million and approximately $0.5 million during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively, mainly due to an increase in investment interest income due to an increase in interest rates.

Liquidity and Capital Resources

At September 30, 2016, we had approximately $319.9 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds and U.S. government sponsored securities. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2016, our balances of cash, cash equivalents and available-for-sale securities decreased approximately $119.5 million. This decrease is primarily due to a $100.0 million upfront payment in connection with the Lesinurad Transaction, approximately $18.5 million of principal payments made on our outstanding PhaRMA Notes, approximately $3.0 million in capital expenditures, approximately $1.2 million of payments on capital lease obligations and approximately $0.2 million in issuance costs related to the 2026 Notes. In addition, cash of approximately $6.7 million was used to operate our business, including payments related to, among other things, research and development, and selling and administrative expenses as we continue to invest in our research pipeline and support the continued commercialization of our products. These cash outflows were partially offset by approximately $10.6 million in proceeds from the exercise of stock options.

In September 2016, we closed a direct private placement of $150.0 million in aggregate principal amount of 8.375% notes due 2026.  The issuance of the 2026 Notes is expected to occur on the Funding Date. The proceeds from the issuance of the 2026 Notes will be used to redeem the outstanding principal balance of the PhaRMA Notes, expected to be completed on the Funding Date.

We may from time to time seek to retire, redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases, redemptions or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of September 30, 2016, we had an accumulated deficit of approximately $1.2 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $167.3 million of net proceeds from the private placement of our PhaRMA Notes in January 2013 and approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015.

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

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties based on sales of linaclotide in the European territory, Canada, and Mexico from Allergan. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities including the sale of ZURAMPIC, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, develop and commercialize lesinurad in the U.S., and continue to invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of September 30, 2016 will be sufficient to meet our projected operating needs at least through the next twelve months.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying estimates regarding the costs to develop our product candidates and obtain regulatory approvals and the costs to commercialize linaclotide in the U.S., China and other markets, and develop and commercialize lesinurad in the U.S., as well as our goal to become cash flow positive, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2015 Annual Report on Form 10-K. There have not been any material changes from the contractual commitments and obligations previously disclosed in our 2015 Annual Report on Form 10-K other than the license agreement and the commercial supply agreement with AstraZeneca entered into in April 2016 in connection with the Lesinurad Transaction; a change in estimated obligations due to our landlord under the terms of our operating lease, entered into in January 2007, as amended, for our Cambridge, Massachusetts corporate headquarters; and the direct private placement of $150.0 million in aggregate principal amount of our 2026 Notes, as discussed in Note 3, Business Combinations, Note 10, Notes Payable, and Note 11, Commitments and Contingencies, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  As of September 30, 2016, we had purchase obligations to AstraZeneca under our commercial supply agreement for lesinurad of approximately $1.6 million related to lesinurad commercial supply.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, Summary of Significant Accounting Policies, in our 2015 Annual Report on Form 10-K and Note 1, Nature of Business, in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the nine months ended September 30, 2016 that had a material effect on our condensed consolidated financial statements included in this report.

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

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of September 30, 2016, the fair value of the 2022 Notes was estimated by us to be $402.7 million. The 2022 Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 10, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 10, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk

We have no significant operations outside the U.S. and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2016 and 2015 had a significant impact on our results of operations.

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

As discussed above, we completed the Lesinurad Transaction on June 2, 2016, which was accounted for as a business combination. The results of this transaction have been included in our financial results beginning on the date the Lesinurad Transaction closed. In connection with the Lesinurad Transaction, we have implemented internal controls over business combinations, goodwill, and intangibles. During the three months ended September 30, 2016, we began commercial shipments of ZURAMPIC. In connection with the commercial launch of ZURAMPIC to the Distributors, we have implemented internal controls over the recognition of product revenue.

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

Risks Related to Our Business and Industry

We are highly dependent on the commercial success of LINZESS in the U.S. for the foreseeable future and we are also dependent on the commercial success of ZURAMPIC; we cannot guarantee when, or if, we will attain profitability or positive cash flows.

We and our partner, Allergan plc (together with its affiliates), or Allergan, began selling LINZESS in the U.S. during December 2012. In June 2016, we licensed exclusive rights to commercialize ZURAMPIC and other products containing lesinurad in the U.S. and we began selling ZURAMPIC in October 2016. While we believe that the revenues from our LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future, revenue from sales of ZURAMPIC is also important to our financial success.  The commercial success of LINZESS and ZURAMPIC depend on a number of factors, including:

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

The most commonly reported adverse reactions in the clinical trials for ZURAMPIC (in combination with a xanthine oxidase inhibitor, or XOI) for the treatment of hyperuricemia associated with uncontrolled gout were headache, influenza, increased blood creatinine and gastroesophageal reflux disease.  ZURAMPIC was launched in October 2016, and, as a result, it is being used in wider populations and in less rigorously controlled environments than in the clinical studies supporting its approval.  Additionally, because ZURAMPIC is approved for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout, our patients may experience side effects and adverse reactions associated with the use of such XOIs.  Notwithstanding its FDA-approved label, if ZURAMPIC is taken without an XOI, patients may experience new or increased risk of adverse reactions, including the heightened risk of acute renal failure.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture active pharmaceutical ingredient, or API, and final drug product, and to distribute that drug product to third party purchasers. With respect to linaclotide, we and certain of our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered and unpartnered territories. Each of Allergan and Astellas is responsible for linaclotide drug product and finished goods manufacturing (including bottling and packaging) for its respective territories, and distributing the finished goods to wholesalers. Among our linaclotide drug product manufacturers, only Allergan has manufactured linaclotide on a commercial scale. We have an agreement with an independent third party to serve as an additional source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca for linaclotide, we are accountable for drug product and finished goods manufacturing for China, Hong Kong and Macau.

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

While we are currently marketing and selling LINZESS in the U.S. with our partner Allergan, ZURAMPIC is our first solely marketed product in the U.S and we have limited experience in acquiring and integrating additional products into our current commercial infrastructure.  Unlike LINZESS, we are solely responsible for the commercialization of ZURAMPIC and we do not have significant experience with all components of a commercial launch of this size without a partner.  Establishing, maintaining and/or expanding the necessary capabilities are competitive and time-consuming and the commercialization of ZURAMPIC requires a significant expenditure of operating, financial and management resources.  Even with those investments, we may not be able to maximize our sales of ZURAMPIC or we may incur more expenditures than anticipated in order to maximize our sales.  We cannot guarantee that we will be able to establish, maintain and/or expand our sales, marketing, distribution and market access capabilities, and enter into and maintain any agreements necessary for commercialization with payers and third-party providers on acceptable terms, if at all.  If we are unable to establish, maintain and/or expand such capabilities, either on our own or by entering into agreements with others, or are unable to do so in an efficient manner or on a timely basis, we will not be able to maximize our sales of ZURAMPIC, which would adversely affect our business, operating results and financial condition.

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

Even if the commercialization of ZURAMPIC and the integration of the Lesinurad Business is successful, we may fail to further our business strategy as anticipated or to achieve anticipated benefits and success.  We have made assumptions relating to the impact of the Lesinurad Business on our financial results relating to numerous matters, including the amount of goodwill and intangible assets related to the Lesinurad Business, the cost of development and commercialization of ZURAMPIC and other potential lesinurad products, the likelihood of approval of the fixed dose combination product containing lesinurad and allopurinol, or the FDC Product, and the other financial and strategic risks related to the acquisition of the Lesinurad Business.  We may incur higher than expected operating, transaction and integration costs, and we may encounter general economic and business conditions that adversely affect the Lesinurad Business.  If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from the acquisition of the Lesinurad Business may not be realized or be of the magnitude expected.

We rely on AstraZeneca to provide critical support services in our efforts to market and sell ZURAMPIC in the U.S. and to conduct certain development, regulatory and safety activities for lesinurad.

As part of our acquisition of the Lesinurad Business, AstraZeneca has agreed to provide us with critical transition services, including services related to market access and reimbursement, sales and distribution and certain finance and financial reporting services. AstraZeneca is also undertaking certain development, regulatory and safety activities relating to lesinurad, including conducting the post-marketing clinical trial for ZURAMPIC required by the FDA and the clinical and regulatory activities for the FDC Product.  We will need to work collaboratively with AstraZeneca to ensure that such services are provided in an effective and timely manner. We have limited ability to control the amount or timing of resources that AstraZeneca devotes to such services. If AstraZeneca fails to devote sufficient time and resources to conducting such services, performs such services in a substandard manner, materially breaches its obligations to conduct such services or undergoes a change of control, it will delay or hinder our ability to successfully commercialize ZURAMPIC and will delay the potential approval of a regulatory application for the FDC Product.  Additionally, if AstraZeneca fails to conduct and complete the post-marketing clinical trial for ZURAMPIC in an effective, compliant and timely manner, the FDA may impose additional restrictions on the use of ZURAMPIC until the post-marketing clinical trial is completed and the further development of lesinurad may be delayed.

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

Our and Allergan’s ability to commercialize LINZESS and our ability to commercialize ZURAMPIC in the U.S. successfully depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Allergan (with respect to LINZESS) will be able to negotiate or continue to negotiate pricing terms with third-party payers at levels that are profitable to us, or at all. Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for LINZESS, and others may do so in the future. Similarly, third-party payers may also require prior authorization for, or refuse to provide, reimbursement for ZURAMPIC. Our business would be materially adversely affected if we and Allergan are not able to receive approval for reimbursement of LINZESS and we are not able to receive approval for reimbursement of ZURAMPIC, in each case, from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if private health insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payers limit or reduce the indications for or conditions under which our products may be reimbursed.

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

We have received notices of Paragraph IV certifications related to linaclotide in conjunction with abbreviated new drug applications, or ANDAs, filed by generic drug manufacturers, and may receive additional notices from others in the future.  We may become involved in legal proceedings to protect or enforce the patents relating to our products and our product candidates, which could be expensive and time consuming, and unfavorable outcomes in such proceedings could have a material adverse effect on our business.

Competitors may infringe the patents relating to our products and our product candidates or may assert that such patents are invalid. To counter ongoing or potential infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Litigation with generic manufacturers has become increasingly common in the biotechnology and pharmaceutical industries. In addition, in an infringement or invalidity proceeding, a court or patent administrative body may determine that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Generic drug manufacturers were first able to file ANDAs for generic versions of LINZESS in August 2016 and will first be able to file ANDAs in December 2019 for ZURAMPIC, but we may not become aware of these filings for several months after any such submission due to procedures specified under applicable FDA regulations. When filing an ANDA for one of our products, a generic drug manufacturer may choose to challenge one or more of the patents that cover such product. As such, we may need to protect our intellectual property rights by bringing legal proceedings against the generic drug manufacturer.

We and Allergan have received Paragraph IV certification notice letters, or Notice Letters, regarding ANDAs submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (145 mcg and 290 mcg), or the Potential Generic Products, proposed generic versions of our FDA-approved drug LINZESS. In October 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva. Teva’s Notice Letter contends that the United States patents for LINZESS (U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, and 8,110,553

(expiring 2024); 7,304,036 (expiring 2026); and 8,748,573, 8,802,628, and 8,933,030 (expiring 2031), or the Challenged Patents) listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, are invalid, unenforceable and/or would not be infringed by Teva’s manufacture, use, sale or offer for sale of the Potential Generic Products.  Also in October 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Aurobindo Pharma Ltd., or Aurobindo.  Aurobindo’s Notice Letter contends that certain of the Challenged Patents (U.S. Patent Nos. 8,748,573, 8,802,628, and 8,933,030 (expiring 2031)) are invalid and/or would not be infringed by Aurobindo’s manufacture, use, sale or offer for sale of the Potential Generic Products. In November 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Sandoz Inc., or Sandoz. Sandoz’s Notice Letter contends that all of the Challenged Patents are invalid, unenforceable and/or would not be infringed by Sandoz’s manufacture, use, sale or offer for sale of the Potential Generic Products.  Also in November 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Mylan Pharmaceuticals Inc., or Mylan.  Mylan’s Notice Letter contends that all of the Challenged Patents are invalid, unenforceable and/or would not be infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential Generic Products.  We are evaluating filing patent infringement suits against such generic drug manufacturers.

Frequently, innovators receive multiple ANDA filings.  Consequently, we expect to receive additional notice letters, and may receive amendments to the Notice Letters, relating to the Challenged Patents.  After evaluation, we may file patent infringement lawsuits or take other action against the companies making such ANDA filings.

If a patent infringement suit has been filed within 45 days of receipt of a Notice Letter, the FDA is not permitted to approve any ANDA that is the subject of such lawsuit for 30 months from the date of the NDA holder’s and patent owner’s receipt of the ANDA filer’s Notice Letter, or until the court decides that the relevant patents are invalid, unenforceable and/or not infringed. In the case of suits filed before expiration of the new chemical entity, or NCE, exclusivity period for a particular drug, the 30-month stay would be calculated from the end of the applicable NCE exclusivity period.  The NCE exclusivity period for LINZESS expires on August 30, 2017, extending the 30-month stay for any ANDA that is the subject of a patent infringement suit filed by us before such expiration date to February 29, 2020.

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

Patent litigation (including any suit that we file against generic drug manufacturers in connection with the receipt of a Notice Letter), IPRs and PGRs involve complex legal and factual questions and we may need to devote significant resources to such legal proceedings. We can provide no assurance concerning the duration or the outcome of any such patent-related lawsuits or administrative proceedings. An adverse result in any litigation or defense proceedings could put one or more of the patents relating to our products and our product candidates at risk of being invalidated or interpreted narrowly, or could otherwise result in a loss of patent protection for the product or product candidate at issue, and could put our patent applications at risk of not issuing, which would materially harm our business. Upon any loss of patent protection for one of our products, or upon an “at-risk” launch (despite pending patent infringement litigation) by a manufacturer of a generic version of one of our patented products, our revenues for that product could be significantly reduced in a short period of time, which would materially and adversely affect our business.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our 11% PhaRMA Notes due 2024, or the PhaRMA Notes, related to the sales of LINZESS in the U.S. (which we expect to redeem, in full, in connection with the funding in January 2017 of our 8.375% Notes due 2026, or the 2026 Notes) and our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and we have incurred losses in each year since our inception in 1998. We currently derive substantially all of our revenue from our LINZESS collaboration with Allergan for the U.S.  We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. We incurred net losses of approximately $68.2 million and $128.6 million in the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of approximately $1.2 billion. We cannot be certain that sales of LINZESS and ZURAMPIC, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and lesinurad, and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for LINZESS and ZURAMPIC and our other commercial activities, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, this will have an adverse effect on our stockholders’ equity and working capital.

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



•	the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements;

•	the timing of any regulatory approvals of our product candidates;

•

whether the holders of our 2022 Notes hold the notes to maturity without conversion into our Class A common stock and whether we are required to repurchase our 2022 Notes prior to maturity upon a fundamental change, as defined in the indenture governing the 2022 Notes; and

•

whether we seek to redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise, as we plan to do with the expected redemption of our PhaRMA Notes in connection with the funding of our 2026 Notes in January 2017.

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

As of September 30, 2016, we had total indebtedness of approximately $478.4 million and available cash, cash equivalents and available for sale securities of $319.9 million. We chose to issue our PhaRMA Notes and 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of September 30, 2016, there were 130,855,190 and 14,802,481 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 18,503,812 and 3,045,786 outstanding stock options (vested and unvested) and 1,264,139 and no unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively. As of September 30, 2016, the holders of our Class A common stock own approximately 90% and the holders of our Class B common stock own approximately 10% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 47% and holders of our Class B common stock have approximately 53% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

Ironwood Pharmaceuticals, Inc.

Date: November 7, 2016	By:	/s/ PETER M. HECHT
Peter M. Hecht
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2016	By:	/s/ GINA CONSYLMAN
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

4.1

Indenture, dated as of September 23, 2015, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association. Incorporated by reference to Exhibit 4.1 of Ironwood Pharmaceutical’s current report on Form 8-K, filed with the SEC on September 26, 2016.

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