Form 10-Q
period 2017-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2017-05-08
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

As of May 3, 2017, there were 134,064,057 shares of Class A common stock outstanding and 14,552,306 shares of Class B common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;

•	the timing, investment and associated activities involved in commercializing LINZESS® by us and Allergan plc in the U.S. and ZURAMPIC® by us in the U.S.;

•	the timing and execution of the launches and commercialization of CONSTELLA® in Europe and LINZESS in Japan;

•

the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;

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

NOTE REGARDING TRADEMARKS

LINZESS® and CONSTELLA® are trademarks of Ironwood Pharmaceuticals, Inc. ZURAMPIC® and DUZALLO™ are trademarks of AstraZeneca AB. Any other trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. All rights reserved.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$133,319	$54,004
Available-for-sale securities	162,020	251,212
Accounts receivable	1,152	933
Related party accounts receivable, net	49,995	63,921
Inventory	1,513	1,081
Prepaid expenses and other current assets	8,664	9,030
Restricted cash	1,190	—
Total current assets	357,853	380,181
Restricted cash, net of current portion	7,057	8,247
Property and equipment, net	18,633	20,512
Convertible note hedges	150,509	132,521
Intangible assets, net	165,699	166,119
Goodwill	785	785
Other assets	783	1,456
Total assets	$701,319	$709,821
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and related party accounts payable, net	$20,578	$17,703
Accrued research and development costs	5,106	6,937
Accrued expenses and other current liabilities	31,818	38,301
Current portion of capital lease obligations	5,501	6,227
Current portion of deferred rent	588	7,719
Deferred revenue	741	—
Current portion of contingent consideration	14,561	14,244
Total current liabilities	78,893	91,131
Capital lease obligations, net of current portion	21	82
Deferred rent, net of current portion	2,554	557
Contingent consideration, net of current portion	64,712	63,416
Note hedge warrants	133,424	113,237
Convertible senior notes	237,851	234,243
PhaRMA notes payable	—	132,249
2026 Notes	146,037	—
Other liabilities	8,190	8,190
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 133,937,146 and 132,631,387 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	134	133
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 14,552,306 shares issued and outstanding at March 31, 2017 and 14,784,077 shares issued and 14,484,077 shares outstanding at December 31, 2016	15	15
Additional paid-in capital	1,273,853	1,258,398
Accumulated deficit	(1,244,324)	(1,191,823)
Accumulated other comprehensive loss	(41)	(7)
Total stockholders’ equity	29,637	66,716
Total liabilities and stockholders’ equity	$701,319	$709,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Collaborative arrangements revenue	$51,877	$66,042
Product revenue, net	289	—
Total revenues	52,166	66,042
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible asset	531	—
Research and development	33,702	31,842
Selling, general and administrative	55,604	36,168
Amortization of acquired intangible asset	420	—
Loss on fair value remeasurement of contingent consideration	1,614	—
Total cost and expenses	91,871	68,010
Loss from operations	(39,705)	(1,968)
Other (expense) income:
Interest expense	(8,983)	(9,907)
Interest and investment income	395	221
Loss on derivatives	(2,199)	(1,643)
Loss on extinguishment of debt	(2,009)	—
Other expense, net	(12,796)	(11,329)
Net loss	$(52,501)	$(13,297)
Net loss per share—basic and diluted	$(0.36)	$(0.09)
Weighted average number of common shares used in net loss per share—basic and diluted:	147,786	143,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(52,501)	$(13,297)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(34)	115
Total other comprehensive (loss) income	(34)	115
Comprehensive loss	$(52,535)	$(13,182)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(52,501)	$(13,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,910	2,833
Amortization of acquired intangible asset	420	—
Share-based compensation expense	7,279	6,806
Change in fair value of note hedge warrants	20,187	(7,135)
Change in fair value of convertible note hedges	(17,988)	8,778
Write-down of excess non-cancelable ZURAMPIC sample purchase commitments	1,353	—
(Gain) loss on facility subleases	(1,579)	3,480
Accretion of discount/premium on investment securities	105	340
Non-cash interest expense	3,877	3,572
Non-cash change in fair value of contingent consideration	1,614	—
Loss on extinguishment of debt	2,009	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	13,707	1,500
Prepaid expenses and other current assets	372	(1,093)
Inventory	71	—
Other assets	201	385
Accounts payable, related party accounts payable and accrued expenses	(5,238)	(8,104)
Accrued research and development costs	(1,831)	2,380
Deferred revenue	741	320
Deferred rent	(3,555)	(604)
Net cash (used in) provided by operating activities	(27,846)	161
Cash flows from investing activities:
Purchases of available-for-sale securities	(44,777)	(52,629)
Sales and maturities of available-for-sale securities	133,830	76,985
Purchases of property and equipment	(1,037)	(1,008)
Proceeds from sale of property and equipment	43	—
Net cash provided by investing activities	88,059	23,348
Cash flows from financing activities:
Proceeds from issuance of 2026 Notes, net of discount to lender	146,250	—
Costs associated with issuance of 2026 Notes	(209)	—
Proceeds from exercise of stock options and employee stock purchase plan	8,171	1,841
Payments on capital leases	(796)	(413)
Principal payments on PhaRMA notes	(134,258)	(5,298)
Payments on contingent purchase price consideration	(56)	—
Net cash provided by (used in) financing activities	19,102	(3,870)
Net increase in cash and cash equivalents	79,315	19,639
Cash and cash equivalents, beginning of period	54,004	261,287
Cash and cash equivalents, end of period	$133,319	$280,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Overview

Ironwood Pharmaceuticals, Inc. (the “Company”) is a commercial biotechnology company leveraging its proven development and commercial capabilities as it seeks to bring multiple medicines to patients. The Company is advancing innovative product opportunities in areas of large unmet need, including irritable bowel syndrome with constipation (“IBS-C”) and chronic idiopathic constipation (“CIC”), abdominal pain associated with lower gastrointestinal (“GI”) disorders, hyperuricemia associated with uncontrolled gout, uncontrolled gastroesophageal reflux disease (“uncontrolled GERD”), and vascular and fibrotic diseases.

The Company’s first commercial product, linaclotide, is available to adult men and women suffering from IBS-C or CIC in certain countries around the world. Linaclotide is available under the trademarked name LINZESS® to adult men and women suffering from IBS-C or CIC in the United States (the “U.S.”) and Mexico, and to adult men and women suffering from IBS-C in Japan.  Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

The Company and its partner Allergan plc (together with its affiliates, “Allergan”) began commercializing LINZESS in the U.S. in December 2012. Under the Company’s collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between the Company and Allergan. Allergan also has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China, Hong Kong, Macau, Japan and the countries and territories of North America (the “Allergan License Territory”). On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan will pay the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient.  In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS. Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C and is developing linaclotide for the treatment of patients with chronic constipation in Japan. The Company has a collaboration agreement with AstraZeneca AB (together with its affiliates, “AstraZeneca”), to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In December 2015, the Company and AstraZeneca filed for approval with the China Food and Drug Administration (“CFDA”) to market linaclotide in China.

The Company and Allergan are also advancing two linaclotide delayed release formulations. Linaclotide delayed release-1 (“DR1”) is a second-generation product candidate with the potential to improve abdominal pain relief in adult IBS-C patients. Linaclotide delayed release-2 (“DR2”) is a product candidate with the potential to improve abdominal pain in non-constipated patients with additional gastrointestinal (“GI”) disorders where lower abdominal pain is a predominant symptom such as non-constipation subtypes of IBS. Further, the Company and Allergan are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions.

The Company is advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant with the potential to provide symptomatic relief in patients with uncontrolled GERD.

In June 2016, the Company closed a transaction with AstraZeneca (the “Lesinurad Transaction”) pursuant to which the Company received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient (the “Lesinurad License”), including ZURAMPIC® and DUZALLO™. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration (“FDA”) in December 2015 for use in combination with a xanthine oxidase inhibitor (“XOI”) for the treatment of hyperuricemia associated with uncontrolled gout. In October 2016, ZURAMPIC became commercially available in the U.S. The Company is developing DUZALLO, a fixed-dose combination product of lesinurad and allopurinol, an XOI, which is included under the Lesinurad License. In January 2017, the FDA accepted for review a new drug application (“NDA”) for DUZALLO for the treatment of hyperuricemia in patients with uncontrolled gout.

The Company is leveraging its pharmacological expertise in guanylate cyclase (“GC”) pathways gained through the discovery and development of linaclotide to advance development programs, including IW-1973 and IW-1701, targeting soluble guanylate cyclase (“sGC”). sGC is a validated drug target with the potential for broad therapeutic utility and multiple opportunities for product development in vascular and fibrotic diseases, as well as other therapeutic areas.

The Company has periodically entered into co-promotion agreements to maximize its salesforce productivity. As part of this strategy, in August 2015, the Company and Allergan entered into an agreement for the co-promotion of VIBERZI™ (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from IBS with diarrhea (“IBS-D”). In January 2017, the Company and Allergan entered into a commercial agreement under which the adjustments to the Company’s or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America are eliminated, in full, in 2018 and all subsequent years. As part of this agreement, Allergan appointed the Company, on a non-exclusive basis, to promote CANASA® (mesalamine), approved for the treatment of ulcerative proctitis, and DELZICOL® (mesalamine), approved for the treatment of ulcerative colitis, in the U.S. for approximately two years.

These agreements are more fully described in Note 3, Business Combination, and Note 4, Collaboration, License, Co-Promotion and Other Commercial Agreements, to these condensed consolidated financial statements.

In June 2015, the Company issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022 (the “2022 Notes”). In September 2016, the Company closed a direct private placement, pursuant to which the Company issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 (the “2026 Notes”) on January 5, 2017 (the “Funding Date”). The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the 11% PhaRMA Notes due 2024 (the “PhaRMA Notes”) on the Funding Date. The Company received net proceeds of approximately $11.2 million from the 2026 Notes, after redemption of the PhaRMA Notes outstanding balance and accrued interest of approximately $135.1 million and deducting fees and expenses of approximately $3.7 million. These transactions are more fully described in Note 10, Notes Payable, to these condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on February 22, 2017 (the “2016 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of March 31, 2017, and the results of its operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood Pharmaceuticals, Inc. and its wholly owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the condensed consolidated financial statements include those related to revenue recognition, including returns, rebates, and other pricing adjustments; available-for-sale securities; inventory valuation, and related reserves; impairment of long-lived and intangible assets; initial valuation procedures for the issuance of convertible notes; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; goodwill; contingent consideration; acquired intangible assets; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2016 Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.  Except as set forth below, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2017 that had a material effect on its condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date as ASU 2014-09.  The Company is analyzing the potential impact that ASU 2014-09, ASU 2016-10 and ASU 2016-12 may have on its financial position and results of operations. This analysis of the Company’s collaborative arrangements and license agreements includes, but is not limited to, reviewing variable consideration as it relates to its agreements, assessing potential disclosures and evaluating the impact of each potential method of adoption on the Company’s condensed consolidated financial statements. As of March 31, 2017, the Company has progressed its assessment of the impact of these ASUs on its revenue-generating license agreements for linaclotide. The Company is in the process of assessing the impact of these ASUs to its revenue-generating linaclotide collaboration agreements, the Lesinurad License, and its co-promotion agreements. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact its conclusions.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC Topic 840, “Leases”, and most industry-specific guidance. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a 12-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of modified retrospective method, which will require adjustment to all comparative periods presented in the condensed consolidated financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact that ASU 2016-02 may have on the Company’s financial position and results of operations.

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

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. Therefore, amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2016-18 will have on the Company’s financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), to clarify the definition of a business by adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets versus businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the potential impact that the adoption of ASU 2017-01 will have on the Company’s financial position or results of operations for all future transactions that are within the scope of Topic 805.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) (“ASU 2017-04”) to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2017-04 will have on the Company’s financial position and results of operations.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Options to purchase common stock	22,274	22,538
Shares subject to repurchase	52	37
Restricted stock units	2,255	1,255
Note hedge warrants	20,250	20,250
2022 Notes	20,250	20,250
	65,081	64,330

An insignificant number of shares issuable under the Company’s employee stock purchase plan were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive.

3. Business Combination

The Company closed the Lesinurad Transaction on June 2, 2016 (the “Acquisition Date”) with AstraZeneca pursuant to which the Company received an exclusive license to develop, manufacture and commercialize in the U.S. products containing lesinurad as an active ingredient, including ZURAMPIC (the “Products”). Subject to the terms of the Lesinurad License, AstraZeneca is obligated to conduct certain development activities on the Company’s behalf for (i) ZURAMPIC, including the post-marketing activities currently required by the FDA, for which the Company is obligated to reimburse AstraZeneca up to $100.0 million over up to ten years, and (ii) DUZALLO, for which the Company will also reimburse AstraZeneca.  In connection with the Lesinurad License, the Company and AstraZeneca entered into a commercial supply agreement (the “Lesinurad CSA”), pursuant to which the Company relies exclusively on AstraZeneca for the commercial manufacture and supply of ZURAMPIC and, if approved, DUZALLO, and the lesinurad transitional services agreement (the “Lesinurad TSA”), pursuant to which AstraZeneca is providing certain support services, including development, regulatory and commercial services, to the Company for ZURAMPIC until such activities under the Lesinurad TSA are transferred to the Company. The Company may obtain production techniques from AstraZeneca via a manufacturing technology transfer available under the Lesinurad CSA upon provision of six-months’ notice. The Company is responsible for commercialization of the Products in the U.S., and any additional development of the Products for commercialization in the U.S.  In addition, under the terms of the Lesinurad License, the Company has the right of first negotiation and right of last refusal with AstraZeneca for the right to commercialize, develop and manufacture for commercialization in the U.S., products for the prevention or treatment of gout that include verinurad as at least one of its active ingredients.

The Company concluded that the Lesinurad Transaction included inputs and processes that have the ability to create outputs and accordingly accounted for the transaction as a business combination in accordance with ASC 805. As such, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

The purchase price consists of the up-front payment to AstraZeneca of $100.0 million, which was made in June 2016, and the fair value of contingent consideration of approximately $67.9 million. In addition to the up-front payment, the Company will also pay a tiered royalty to AstraZeneca in the single-digits as a percentage of net sales of the Products in the U.S., as well as commercial and other milestones of up to $165.0 million over the duration of the Lesinurad License. As of the Acquisition Date, the contingent consideration fair value of approximately $67.9 million was calculated using a discounted cash flow estimate of expected future milestone and royalty payments to AstraZeneca based on the Company’s internally forecasted net product revenue of ZURAMPIC and, if approved, DUZALLO.  The fair value of contingent consideration in the purchase price includes initial measurement period adjustments as of the Acquisition Date. The Company also paid approximately $1.6 million in transaction-related costs, including external consulting fees, which were expensed as incurred as selling, general and administrative expenses during the year ended December 31, 2016.

The Company preliminarily valued the acquired assets and liabilities based on their estimated fair value as of the Acquisition Date upon closing the Lesinurad Transaction. Certain of these estimates were adjusted during the year ended December 31, 2016 as additional information became available related to conditions that existed as of the Acquisition Date. No such adjustments were made during the three months ended March 31, 2017. The fair values included in the Company’s condensed consolidated balance sheets as of March 31, 2017 are based on the Company’s best estimates. The Company will continue to evaluate all information available, including the results of multiple ongoing market research projects, and further adjustments to the respective fair values of these items may be made if additional information becomes available regarding conditions that existed at the time of the acquisition, but such adjustments may be made no later than June 1, 2017. The completion of the valuation of the acquired assets and liabilities may result in additional adjustments to the carrying value of assets and liabilities, revision to the useful life of the finite intangible asset, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of the acquired finite-lived intangible asset is also subject to revision based on the final valuation. As of March 31, 2017, the goodwill balance includes insignificant measurement period adjustments made in prior quarters.

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

The fair value of the IPR&D - DUZALLO was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 14.0% applied to the projected cash flows.  The remaining cost of development for this asset was approximately $13.9 million as of the Acquisition Date, with an expected completion date of no later than December 31, 2017. Through March 31, 2017, the Company continued to incur costs related to DUZALLO.

The fair value of the developed technology - ZURAMPIC intangible asset was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 12.5% applied to the projected cash flows.  The Company considers the developed technology - ZURAMPIC intangible asset acquired to be developed technology, as it was approved by the FDA for commercialization as of the Acquisition Date. The Company believes the assumptions are representative of those a market participant would use in estimating fair value. The developed technology - ZURAMPIC intangible asset is finite lived. The amount allocated to the developed technology - ZURAMPIC intangible asset is being amortized on a straight-line basis to amortization of acquired intangible assets within the Company’s condensed consolidated statements of operations over its estimated useful life of approximately 13 years, the period of estimated future cash flows from the Acquisition Date. The Company believes that the straight-line method of amortization represents the pattern in which the economic benefits of the intangible asset are consumed. As of March 31, 2017, the Company recognized accumulated amortization of approximately $1.4 million with respect to the developed technology - ZURAMPIC intangible asset. The estimated future amortization of developed technology - ZURAMPIC intangible asset is expected to be as follows (in thousands):

As of March 31, 2017
2017 (1)	$1,262
2018	1,682
2019	1,682
2020	1,682
2021 and thereafter	14,291
Total	$20,599

(1)	For the nine months ending December 31, 2017.

The amount allocated to the IPR&D - DUZALLO is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. As of March 31, 2017, there was no impairment related to the IPR&D – DUZALLO or the developed technology - ZURAMPIC intangible asset.

The Company allocated the excess of the purchase price over the identifiable intangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets, expanding market share and operating synergies. As of March 31, 2017, there was no impairment of goodwill. All goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment human therapeutics.

These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements (Note 6).

As of March 31, 2017, the estimated fair value of the Company’s contingent consideration liability increased by approximately $11.4 million to approximately $79.3 million, compared to the Acquisition Date estimated fair value primarily due to the passage of time and changes in the yield curve equivalent to the Company’s credit risk, which was the estimated cost of debt financing for similar market participants used in the valuation.

4. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the three months ended March 31, 2017, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Astellas for Japan and with Allergan for the Allergan License Territory. The Company also had agreements with Allergan to co-promote VIBERZI in the U.S. and promote CANASA and DELZICOL in the U.S.  The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue attributable to transactions from these arrangements (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Linaclotide Agreements:
Allergan (North America)	$49,951	$49,973
Allergan (Europe and other)(1)	109	83
AstraZeneca (China, Hong Kong and Macau)	208	130
Astellas (Japan)	12	14,680
Co-Promotion Agreements:
Exact Sciences (Cologuard) (2)	1,140	719
Allergan (VIBERZI)	457	457
Total collaborative arrangements revenue	$51,877	$66,042

(1)

In October 2015, Almirall, S.A. (“Almirall”) transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. In January 2017, the Company and Allergan expanded the license to cover the Allergan License Territory.  For the three months ended March 31, 2016, collaborative arrangements revenue includes an insignificant amount of revenue from Almirall.

(2)	In August 2016, the Company terminated the Cologuard Co-Promotion Agreement. Under the terms of the agreement, the Company will continue to receive royalty payments through July 2017.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS‑C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid‑teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. As of March 31, 2017, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 13). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company offset approximately $0.4 million and approximately $2.0 million against research and development costs during the three months ended March 31, 2017 and 2016, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

The Company and Allergan began commercializing LINZESS in the U.S. in December 2012. The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S.; provided, however, that if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as set forth in the collaboration agreement for North America. During the years ended December 31, 2016 and 2015, these adjustments to the share of the net profits were reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-Promotion Agreement with Allergan for VIBERZI. Additionally, these adjustments to the share of the net profits are eliminated, in full, in 2018 and all subsequent years under the terms of the Company’s commercial agreement with Allergan entered into in January 2017 under which the Company will promote Allergan’s CANASA and DELZICOL products, as described below in Commercial Agreement with Allergan. Net profits or net losses consist of net sales of LINZESS to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. LINZESS net sales are calculated and recorded by Allergan and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. The Company records its share of the net profits or net losses from the sale of LINZESS on a net basis and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable.

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three months ended March 31, 2017 and 2016 as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$49,452	$46,647
Sale of API	—	3,017
Royalty revenue	499	309
Total collaborative arrangements revenue	$49,951	$49,973

The collaborative arrangements revenue recognized in the three months ended March 31, 2017 and 2016 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S. The Company recorded none and approximately $3.0 million related to the sale of API to Allergan under the terms of the linaclotide collaboration for North America during the three months ended March 31, 2017 and 2016, respectively.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)(2)	$49,452	$46,647
Selling, general and administrative costs incurred by the Company(1)	(11,109)	(9,153)
The Company’s share of net profit	$38,343	$37,494

(1)	Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan.
(2)

Certain of the unfavorable adjustments to the Company’s share of the LINZESS net profits were reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-Promotion Agreement with Allergan for VIBERZI.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico. In October 2015, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize CONSTELLA in Mexico to Allergan. CONSTELLA continues to be available to adult IBS-C patients in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partner or the ability to estimate the royalty revenue in the period earned. The Company recognized approximately $0.5 million and approximately $0.3 million of combined royalty revenues from Canada and Mexico during the three months ended March 31, 2017 and 2016, respectively.

License Agreement with Allergan (All countries other than the countries and territories of North America, China, Hong Kong, Macau, and Japan)

In April 2009, the Company entered into a license agreement with Almirall (the “European License Agreement”) to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions.

In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. The Company was required to participate on a joint development committee over linaclotide’s development period and a joint commercialization committee while the product was being commercialized. Additionally, in October 2015, the Company and Allergan separately entered into an amendment to the European License Agreement relating to the development and commercialization of linaclotide in Europe. Pursuant to the terms of the amendment, (i) certain sales‑based milestones payable to the Company under the European License Agreement were modified to increase the total milestone payments such that, when aggregated with certain commercial launch milestones, they could total up to $42.5 million, (ii) the royalties payable to the Company during the term of the European License Agreement were modified such that the royalties based on sales volume in Europe begin in the mid‑single digit percent and escalate to the upper‑teens percent by calendar year 2019, and (iii) Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from the Company, as well as the associated costs. The Company concluded that the 2015 amendment to the European License Agreement was not a modification to the linaclotide collaboration agreement with Allergan for North America.

The commercial launch and sales‑based milestones under the European License Agreement are recognized as revenue as earned. The Company recognized an insignificant amount of royalty revenue during each of the three months ended March 31, 2017 and 2016, respectively. The Company records royalties on sales of CONSTELLA one quarter in arrears as it does not have access to the royalty reports from Allergan or the ability to estimate the royalty revenue in the period earned.

In January 2017, concurrently with entering into the commercial agreement as described below in Commercial Agreement with Allergan, the Company and Allergan entered into an amendment to the European License Agreement. The European License Agreement, as amended (the “Allergan License Agreement”), extended the license to develop and commercialize linaclotide in all countries other than China, Hong Kong, Macau, Japan, and the countries and territories of North America.  On a country-by-country and product-by-product basis in such additional territory, Allergan is obligated to pay the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter.  The royalty rate for products in the expanded territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. Allergan is also obligated to assume certain purchase commitments for quantities of linaclotide API under the Company’s agreements with third-party API suppliers. The amendment to the European License Agreement did not modify any of the milestones or royalty terms related to Europe.

The Company concluded that the 2017 amendment was a material modification to the European License Agreement; however, this modification did not have a material impact on the Company's condensed consolidated financial statements as there was no deferred revenue associated with the European License Agreement. The Company also concluded that the 2017 amendment to the European License Agreement was not a material modification to the linaclotide collaboration agreement with Allergan for North America. The Company’s conclusions on deliverables under ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”) are described below in Commercial Agreement with Allergan.

License Agreement for Japan with Astellas

In November 2009, the Company entered into a license agreement with Astellas, as amended, to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in Japan. Astellas is responsible for all activities relating to development, regulatory approval and commercialization in Japan, as well as funding the associated costs and the Company is required to participate on a joint development committee over linaclotide’s development period.

In 2009, Astellas paid the Company a non‑refundable, up‑front licensing fee of $30.0 million, which was recognized as collaborative arrangements revenue on a straight‑line basis over the Company’s estimate of the period over which linaclotide was developed under the license agreement. The development period was completed in December 2016 upon approval of LINZESS by the Japanese Ministry of Health, Labor and Welfare at which point all previously deferred revenue under the agreement was recognized. During the three months ended March 31, 2016, the Company recognized approximately $1.3 million of revenue related to the up‑front licensing fee.

The agreement also includes three development milestone payments that totaled up to $45.0 million, all of which were achieved and recognized as revenue through December 31, 2016. The first milestone payment, consisting of $15.0 million upon enrollment of the first study subject in a Phase III study for linaclotide in Japan, was achieved in November 2014. The second milestone payment, consisting of $15.0 million upon filing of an NDA for linaclotide with the Japanese Ministry of Health, Labor and Welfare was achieved in February 2016. The third development milestone payment consisting of $15.0 million upon approval of an NDA by the Japanese Ministry of Health, Labor and Welfare to market linaclotide in Japan was achieved in December 2016. In addition, the Company will receive royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions. These royalties on the sales of LINZESS will be recorded one quarter in arrears as the Company does not have access to the royalty reports from Astellas or the ability to estimate the royalty revenue in the period earned.

During the three months ended March 31, 2017, the Company recognized an insignificant amount in collaborative arrangements revenue from the Astellas license agreement. During the three months ended March 31, 2016, the Company recognized approximately $14.7 million in collaborative arrangements revenue from the Astellas license agreement, which primarily consisted of $12.9 million recognized as revenue in conjunction with the achievement of the second development milestone. The remaining balance of approximately $2.1 million associated with the second milestone payment was recognized over the development period through December 31, 2016.

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

Under the terms of the AstraZeneca Collaboration Agreement, the Company received a $25.0 million non-refundable up-front payment upon execution. The Company is also eligible for $125.0 million in additional commercial milestone payments contingent on the achievement of certain sales targets. The parties will also share in the net profits and losses associated with the development and commercialization of linaclotide in the License Territory, with AstraZeneca receiving 55% of the net profits or incurring 55% of the net losses until a certain specified commercial milestone is achieved, at which time profits and losses will be shared equally thereafter.

Activities under the AstraZeneca Agreements were evaluated in accordance with ASC 605-25, to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the AstraZeneca Agreements:

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

At the inception of the arrangement, the Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply at the inception of the AstraZeneca Collaboration Agreement.

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

The total amount of the non-contingent consideration allocable to the AstraZeneca Agreements was approximately $34.0 million (“Arrangement Consideration”), which includes the $25.0 million non-refundable up-front payment and approximately $9.0 million representing 55% of the costs for clinical trial material supply services and research, development and regulatory activities allocated to the Company in the IDP or as approved by the JDC in subsequent periods. The Company allocated the Arrangement Consideration to the non-contingent deliverables based on management’s best estimated selling price (“BESP”) of each deliverable using the relative selling price method, as the Company did not have vendor-specific objective evidence or third-party evidence of selling price for such deliverables. Of the total Arrangement Consideration, approximately $29.7 million was allocated to the License Deliverable, approximately $1.8 million to the R&D Services, approximately $0.1 million to the JDC services, approximately $0.3 million to the clinical trial material supply services, and approximately $2.1 million to the Co-Promotion Deliverable in the relative selling price model, at the time of the material modification.

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

The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the three months ended March 31, 2017 and 2016, respectively, the Company recognized no revenue and an insignificant amount in collaborative arrangements revenue related to the License Deliverable in connection with the modification to the IDP and development budget in August 2014, as these portions of the Arrangement Consideration were no longer contingent.

The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company offset an insignificant amount in research and development costs during each of the three months ended March 31, 2017 and 2016.

The amount allocated to the Co-Promotion Deliverable was recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable; however, the revenue recognized in the statement of operations was limited to the non-contingent consideration in accordance with ASC 605-25. During the three months ended March 31, 2017 and 2016, respectively, the Company recognized no revenue and an insignificant amount as collaborative arrangements revenue related to this deliverable, as this portion of the Arrangement Consideration was no longer contingent.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

In March 2017, the Company began providing supply of linaclotide drug product and certain commercialization-related services pursuant to the AstraZeneca Collaboration Agreement.  During the three months ended March 31, 2017, the Company recognized approximately $0.2 million as collaborative arrangements revenue related to linaclotide drug product, as this deliverable was no longer contingent.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Co-Promotion and Other Agreements

Co-Promotion Agreement with Exact Sciences Corp. for Cologuard

In March 2015, the Company and Exact Sciences entered into an agreement to co-promote Exact Sciences’ Cologuard, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer (the “Exact Sciences Co-Promotion Agreement”). The Exact Sciences Co-Promotion Agreement was terminated by the parties in August 2016. Under the terms of the non-exclusive Exact Sciences Co-Promotion Agreement, the Company’s sales team promoted and educated health care practitioners regarding Cologuard through July 2016. Exact Sciences maintained responsibility for all other aspects of the commercialization of Cologuard outside of the co-promotion. Under the terms of the Exact Sciences Co-Promotion Agreement, the Company is compensated primarily via royalties earned on the net sales of Cologuard generated from the healthcare practitioners on whom the Company called with such royalties being payable through July 2017.  There are no refund provisions in the Exact Sciences Co-Promotion Agreement.

Activities under the Exact Sciences Co-Promotion Agreement were evaluated in accordance with ASC 605-25, to determine if they represented a multiple element revenue arrangement.  The Company identified the following deliverables in the Exact Sciences Co-Promotion Agreement through July 31, 2016: (i) second position sales detailing, (ii) promotional support services, and (iii) medical education services. Each of the deliverables was deemed to have standalone value based on their nature and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined that the BESP for each of the three deliverables approximated the value allocated to the deliverables under the agreement. The revenue related to each deliverable is recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605-25, during the period earned. During the three months ended March 31, 2017 and 2016, the Company recognized approximately $1.1 million and approximately $0.7 million, respectively, as collaborative arrangements revenue related to this arrangement.

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

Under the linaclotide collaboration agreement for North America with Allergan, if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as set forth in the agreement; however, certain of these adjustments to the share of the net profits may be reduced or eliminated in connection with the co-promotion activities under the VIBERZI Co-Promotion Agreement through December 31, 2017. In connection with these co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $1.9 million and approximately $1.2 million during the three months ended March 31, 2017 and 2016, respectively.  During the three months ended September 30, 2016, the Company also met the requirement for the minimum number of VIBERZI calls on physicians for 2016, which resulted in the Company’s reversal of an approximately $2.4 million unfavorable adjustment previously recorded to collaborative arrangements revenue related to the linaclotide collaboration agreement with Allergan for North America. This approximately $2.4 million adjustment was originally recorded as an unfavorable adjustment to collaborative arrangements revenue during the six months ended June 30, 2015.  During each of the three months ended March 31, 2017 and 2016, the Company recognized approximately $0.5 million in collaborative arrangements revenue related to the VIBERZI Co‑Promotion Agreement for the performance of medical education services.

Commercial Agreement with Allergan

In January 2017, concurrently with entering into the amendment to the European License Agreement, the Company and Allergan entered into a commercial agreement under which the adjustments to the Company’s or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America relating to the contractually required calls on physicians in each year are eliminated, in full, in 2018 and all subsequent years. Pursuant to the commercial agreement, Allergan also appointed the Company, on a non-exclusive basis, to promote CANASA, approved for the treatment of ulcerative proctitis, and DELZICOL, approved for the treatment of ulcerative colitis, in the U.S. for approximately two years. The Company will perform certain third position details and offer samples of such products to gastroenterology prescribers who are on the then-current call panel for LINZESS to which the Company provides first or second position details, and will purchase samples of CANASA and DELZICOL from Allergan at the actual manufacturing cost. On a product-by-product basis, Allergan will pay the Company a royalty in the mid-teens on incremental sales of CANASA and DELZICOL above a mutually agreed upon sales baseline. The Company will record royalties on sales of these products one quarter in arrears as it does not have access to the royalty reports from Allergan or the ability to estimate the royalty revenue in the period earned. The Company commenced these promotion activities for CANASA and DELZICOL on February 27, 2017 and, subject to the Company’s or Allergan’s rights of early termination, the commercial agreement will expire on February 26, 2019.  The share adjustment relief will, in the case of Allergan’s termination for convenience and certain other specified circumstances, survive termination of the commercial agreement. The Company concluded that the commercial agreement with Allergan was not a material modification to the linaclotide collaboration agreement with Allergan for North America.

Activities under the commercial agreement with Allergan and the Allergan License Agreement were evaluated in accordance with ASC 605-25, as the agreements were entered into concurrently, to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables:

•	an exclusive license to develop and commercialize linaclotide in the Allergan License Territory, and
•	sales detailing services for CANASA and DELZICOL.

The exclusive license for the Allergan License Territory is nontransferable and has certain sublicense restrictions. The Company determined that Allergan had the internal product development and commercialization capabilities that would enable Allergan to use the license for its intended purposes without the involvement of the Company and, therefore, the license had standalone value. The deliverable for the sales detailing services for CANASA and DELZICOL was deemed to have standalone value based on the nature of the services, and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. There is no allocable arrangement consideration at the inception of the arrangement, as the consideration is in the form of royalties and the elimination of a contingent liability.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which approximately $2.5 million had been paid as of March 31, 2017, and $18.0 million for regulatory milestones, none of which had been paid as of March 31, 2017.  In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. The Company did not record any research and development expenses associated with the Company’s other collaboration and license agreements during the three months ended March 31, 2017 and 2016.

5. Product Revenue

In October 2016, ZURAMPIC became commercially available in the U.S. Due to the early stage of the product launch, the Company determined that it was not able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to distributors. As a result, the Company records net product revenue for

ZURAMPIC using a deferred revenue recognition model (sell-through). Under the deferred revenue model, the Company does not recognize revenue until ZURAMPIC is prescribed to an end-user. As of March 31, 2017, the Company had approximately $0.7 million of deferred revenue related to ZURAMPIC product in the distribution channel. The Company will continue to evaluate when, if ever, it has sufficient volume of historical activity and visibility into the distribution channel, in order to reasonably make all estimates required under ASC 605 to recognize revenue upon shipment to its distributors. During the three months ended March 31, 2017, the Company recognized approximately $0.3 million of revenue related to product sales of ZURAMPIC in the U.S. This revenue is included as part of collaborative arrangements revenue on the Company’s condensed consolidated statements of operations.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

The Company’s investment portfolio includes mainly fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third-party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$86,428	$86,428	$—	$—
U.S. Treasury securities	21,473	21,473	—	—
U.S. government-sponsored securities	19,979	—	19,979	—
Available-for-sale securities:
U.S. Treasury securities	68,980	68,980	—	—
U.S. government-sponsored securities	93,040	—	93,040	—
Convertible Note Hedges	150,509	—	—	150,509
Total assets measured at fair value	$440,409	$176,881	$113,019	$150,509
Liabilities:
Note Hedge Warrants	$133,424	$—	$—	$133,424
Contingent Consideration	79,273	—	—	79,273
Total liabilities measured at fair value	$212,697	$—	$—	$212,697

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$32,486	$32,486	$—	$—
Available-for-sale securities:
U.S. Treasury securities	115,021	115,021	—	—
U.S. government-sponsored securities	136,191	—	136,191	—
Convertible Note Hedges	132,521	—	—	132,521
Total assets measured at fair value	$416,219	$147,507	$136,191	$132,521
Liabilities:
Note Hedge Warrants	$113,237	$—	$—	$113,237
Contingent Consideration	77,660	—	—	77,660
Total liabilities measured at fair value	$190,897	$—	$—	$190,897

There were no transfers between fair value measurement levels during the three months ended March 31, 2017 or 2016.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at March 31, 2017 and December 31, 2016 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at March 31, 2017 and December 31, 2016 approximates fair value as it bears interest at a rate approximating a market interest rate.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of March 31, 2017 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the volatility of the Company’s Class A common stock. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of March 31, 2017 and December 31, 2016:

	Three months ended		Year Ended
	March 31,		December 31,
	2017		2016
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	2.0%	2.0%	2.0%	2.1%
Time to maturity	5.2	5.8	5.5	6.0
Stock price (2)	$17.06	$17.06	$15.29	$15.29
Strike price (3)	$16.58	$21.50	$16.58	$21.50
Common stock volatility (4)	45.4%	45.9%	47.4%	45.8%
Dividend yield	—%	—%	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A common stock on the last trading day of the quarter ended March 31, 2017 and December 31, 2016.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Selected volatility based on historical volatility of the Company’s Class A common stock.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 convertible note derivatives from December 31, 2016 through March 31, 2017 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2016	$132,521	$(113,237)
Change in fair value, recorded as a component of gain (loss) on derivatives	17,988	(20,187)
Balance at March 31, 2017	$150,509	$(133,424)

Contingent Consideration

In connection with the Lesinurad Transaction, the Company recorded a liability of $67.9 million as of the Acquisition Date. This valuation was based on a Monte-Carlo simulation, which includes significant estimates related to probability weighted net cash outflow projections, discounted using a yield curve equivalent to the Company’s credit risk, which was the estimated cost of debt financing for market participants. This estimate represents the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca. Changes to these inputs are re-evaluated each reporting period and could materially affect the valuation of the contingent consideration. The estimated fair value of contingent consideration was approximately $79.3 million as of March 31, 2017.

The following table reflects the change in the Company’s Level 3 contingent consideration payable from December 31, 2016 through March 31, 2017 (in thousands):

Contingent
Consideration
Fair value at December 31, 2016	$77,660
Changes in fair value	1,614
Payments/transfers to accrued expenses and other current liabilities	(1)
Fair value at March 31, 2017	$79,273

11% PhaRMA Notes

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of the PhaRMA Notes. The outstanding principal balance of the PhaRMA Notes was redeemed in January 2017. The estimated fair value of the PhaRMA Notes was approximately $134.9 million as of December 31, 2016 and was determined using Level 3 inputs, including a quoted rate.

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 10). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes was approximately $419.7 million and approximately $384.2 million as of March 31, 2017 and December 31, 2016, respectively.

8.375% Notes Due 2026

In September 2016, the Company closed a direct private placement pursuant to which the Company issued $150.0 million in aggregate principal amount of the 2026 Notes in January 2017. The estimated fair value of the 2026 Notes was approximately $152.9 million as of March 31, 2017. This valuation was calculated using a discounted cash flow estimate of expected interest and principal payments and was determined using Level 3 inputs, including significant estimates related to expected LINZESS sales and a discount rate equivalent to market participant interest rates.

7. Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at March 31, 2017 and December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017
U.S. Treasury securities	$68,995	$—	$(15)	$68,980
U.S. government-sponsored securities	93,066	3	(29)	93,040
Total	$162,061	$3	$(44)	$162,020

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
U.S. Treasury securities	$115,026	$6	$(11)	$115,021
U.S. government-sponsored securities	136,193	10	(12)	136,191
Total	$251,219	$16	$(23)	$251,212

The contractual maturities of all securities held at March 31, 2017 are one year or less.  There were 44 and 34 available-for-sale securities in an unrealized loss position at March 31, 2017 and December 31, 2016, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at March 31, 2017 and December 31, 2016 was approximately $155.3 million and approximately $111.3 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at March 31, 2017.

There were no sales of available-for-sale securities during the three months ended March 31, 2017 or 2016. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.

8. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw Materials	$1,513	$1,010
Work in Progress	—	71
	$1,513	$1,081

The Company’s inventory represents linaclotide API and drug product that is available for commercial sale.  The Company evaluates inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired is written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. No such impairments were recorded during the three months ended March 31, 2017 or 2016.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Salaries and benefits	$14,597	$25,884
Professional fees	1,570	1,213
Accrued interest	5,204	971
Repurchasable Stock	—	882
Other	10,447	9,351
	$31,818	$38,301

As of March 31, 2017, other accrued expenses of approximately $10.4 million included approximately $0.6 million related to expenses incurred under the Lesinurad TSA and approximately $1.3 million related to excess non-cancelable ZURAMPIC sample purchase commitments, pursuant to the Company’s forecasts, as a result of a reduction in near-term forecasted demand. As of December 31, 2016, other accrued expenses of approximately $9.4 million included approximately $2.8 million related to expenses incurred under the Lesinurad TSA.

10. Notes Payable

8.375% Notes due 2026

On September 23, 2016, the Company closed a direct private placement, pursuant to which the Company issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on the Funding Date, January 5, 2017. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the PhaRMA Notes on the Funding Date. The Company capitalized approximately $0.5 million of debt issuance costs, which were netted against the carrying value of the 2026 Notes.

The 2026 Notes bear an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year (each an “8.375% Payment Date”) commencing on June 15, 2017. Principal of the 2026 Notes will be payable on the 8.375% Payment Dates beginning March 15, 2019. From March 15, 2019, the Company will make quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter (the “8.375% Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the 2026 Notes (the “8.375% Required Interest Amount”). Principal on the 2026 Notes will be repaid in an amount equal to the 8.375%

Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the 2026 Notes are based on the 8.375% Synthetic Royalty Amount, which will vary from quarter to quarter, the 2026 Notes may be repaid prior to September 15, 2026, the final legal maturity date.

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

The Company’s outstanding Convertible Note balances as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Liability component:
Principal	$335,699	$335,699
Less: unamortized debt discount	(91,254)	(94,675)
Less: unamortized debt issuance costs	(6,594)	(6,781)
Net carrying amount	$237,851	$234,243
Equity component	$114,199	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through March 31, 2017 was 9.34%.  The following table sets forth total interest expense recognized related to the 2022 Notes during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Contractual interest expense	$1,888	$1,888
Amortization of debt issuance costs	187	153
Amortization of debt discount	3,421	3,135
Total interest expense	$5,496	$5,176

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

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Notes. Holders of the 2022 Notes and the Note Hedge Warrants do not have any rights with respect to the Convertible Note Hedges. The Company paid approximately $91.9 million for the Convertible Note Hedges and recorded this amount as a long-term asset on the condensed consolidated balance sheet. The Company received approximately $70.8 million for the Note Hedge Warrants and recorded this amount as a long-term liability, resulting in a net cost to the Company of approximately $21.1 million. The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC Topic 815, “Derivatives and Hedging” (Note 6).

11% PhaRMA Notes due 2024

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The PhaRMA Notes were redeemed at par on the 2026 Notes’ Funding Date, January 5, 2017, resulting in a loss on extinguishment of debt related to the write-off of the remaining PhaRMA Notes unamortized debt issuance costs of approximately $2.0 million.

11.  Commitments and Contingencies

Lease Commitments

The Company rents office and laboratory space at its corporate headquarters at 301 Binney Street, Cambridge, Massachusetts (the “Facility”) under a non‑cancelable operating lease, entered into in January 2007, as amended (“2007 Lease Agreement”).

In March 2017, the Company and BMR-Rogers Street LLC (the “Landlord”) entered into an additional amendment (the “2017 Amendment”) to the 2007 Lease Agreement.  The 2017 Amendment extends the term of the 2007 Lease Agreement through January 31, 2025 for the approximately 223,000 square feet of the Facility that the Company currently occupies. The 2017 Amendment also provides that the Landlord will resume possession of the approximately 93,000 square feet of additional space in the Facility that the Company previously subleased to a third party in 2014. The 2007 Lease Agreement, as amended by the 2017 Amendment, contains various provisions including an option to extend the term of the lease for an additional five years at a market base rental rate, a 3% annual rent escalation, and in certain cases, free rent periods. The rent expense, inclusive of the escalating rent payments and free rent periods, is recognized on a straight‑line basis over the lease term through January 2025. Additionally, the 2017 Amendment reduces the required letter of credit to secure the Company’s obligations under the lease agreement to approximately $6.4 million, which is recorded as restricted cash.

During 2014, the Company entered into an agreement, with the Landlord’s consent, to sublease a portion of its corporate headquarters that it did not intend to use for its operation. In connection with the sublease, as well as a rent escalation tied to the Consumer Price Index and fair market rent pursuant to the terms of the 2007 Lease Agreement, the Company had previously recorded losses related to its obligations to the Landlord associated with the sublet space, net of sublease income in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations”. Pursuant to the 2017 Amendment, the Landlord resumed possession of the space that the Company previously subleased to a third party, and the Company is no longer obligated for the sublease associated with this space.  The provisions of the 2007 Lease Agreement governing the space which was previously subleased were terminated and as such, the Company revised its accounting estimates associated with its rent expense and sublease income. Upon the relief of these future liabilities, the Company recorded a gain on the extinguishment of sublease loss of approximately $1.6 million during the three months ended March 31, 2017.  The change in accounting estimate associated with rent expense is recognized on a prospective, straight-line basis through May 2017. Rent expenses related to the 2007 Lease Agreement and the 2017 Amendment, net

of sublease income, recorded during the three months ended March 31, 2017 and 2016 were approximately $1.0 million and approximately $5.5 million, respectively.

At March 31, 2017, future minimum lease payments under all non‑cancelable operating lease arrangements were as follows (in thousands):

Total Operating
Lease Payments
2017 (1)	$10,715
2018	16,931
2019	17,609
2020	18,137
2021 and thereafter	79,857
Total future minimum lease payments	$143,249

(1)	Amounts are for the nine months ending December 31, 2017.

Commercial Supply Commitments

The Lesinurad CSA with AstraZeneca provides for commercial supply and samples of ZURAMPIC, and, if approved by the FDA, DUZALLO.  The Lesinurad CSA includes certain purchase obligations based on the Company’s forecasted demand for commercial product and samples.   During the Lesinurad TSA period, title for ZURAMPIC commercial supply and samples do not pass to the Company.  Accordingly, the Company records purchases of ZURAMPIC commercial supply and samples from AstraZeneca as prepaid assets until they are sold or used.  During the three months ended March 31, 2017, the Company recorded an expense of approximately $1.3 million for excess non-cancelable ZURAMPIC sample purchase commitments, pursuant to the Company’s forecasts, as a result of a reduction in near-term forecasted demand.  This write-down was recorded in selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

12. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$2,625	$2,499
Selling, general and administrative	4,654	4,307
	$7,279	$6,806

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

		Weighted-
		Average
	Number of Shares	Fair Value
	(in thousands)
Outstanding at December 31, 2016	20,455	$11.92
Granted	2,859	16.64
Exercised	(854)	8.54
Cancelled	(186)	12.54
Outstanding at March 31, 2017	22,274	$12.65

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Expected volatility	46.0%	46.0%
Expected term (in years)	6.0	6.0
Risk-free interest rate	2.0%	1.5%
Expected dividend yield	—%	—%

The Company utilizes RSUs in addition to stock options as part of the equity compensation it provides to its employees, each RSU representing the right to receive one share of the Company’s Class A Common Stock pursuant to the terms of the applicable award agreement and granted pursuant to the terms of the Company’s 2010 Equity Plan. The RSUs generally vest 25% per year on the approximate anniversary of the date of grant until fully vested, provided the employee remains continuously employed with the Company through each vesting date. Shares of the Company’s Class A Common Stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of all RSUs is based on the market value of the Company’s Class A Common Stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of RSU activity for the three months ended March 31, 2017 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
	(in thousands)
Unvested as of December 31, 2016	1,299	$12.53
Granted	1,195	$16.71
Vested	(210)	$12.85
Forfeited	(29)	$13.80
Unvested as of March 31, 2017	2,255	$14.70

13. Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. The Company had approximately $50.0 million and approximately $63.9 million in related party accounts receivable, net of related party accounts payable, associated with Allergan as of March 31, 2017 and December 31, 2016, respectively.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016.  The Company paid approximately $3.0 million and approximately $1.9 million in insurance premiums to this insurance provider during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, the Company had no accounts payable due to this related party.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a commercial biotechnology company leveraging our proven development and commercial capabilities as we seek to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, including irritable bowel syndrome with constipation, or IBS-C, and chronic idiopathic constipation, or CIC, abdominal pain associated with lower gastrointestinal, or GI, disorders, hyperuricemia associated with uncontrolled gout, uncontrolled gastroesophageal reflux disease, or uncontrolled GERD, and vascular and fibrotic diseases.

Our first commercial product, linaclotide, is available to adult men and women suffering from IBS-C or CIC in certain countries around the world. Linaclotide is available under the trademarked name LINZESS® to adult men and women suffering from IBS-C or CIC in the United States, or the U.S. and Mexico, and to adult men and women suffering from IBS-C in Japan.  Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C and CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We and our partner Allergan plc (together with its affiliates), or Allergan, began commercializing LINZESS in the U.S. in December 2012. Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Allergan has an exclusive license from us to develop and commercialize linaclotide in all countries other than China, Hong Kong, Macau, Japan and the countries and territories of North America, or the Allergan License Territory. On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan will pay us a royalty as a percentage of net sales of products containing linaclotide as an active ingredient.  In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.  Astellas Pharma Inc., or Astellas, our partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C and is developing linaclotide for the treatment of patients with chronic constipation in Japan. In March 2017, Astellas began commercializing LINZESS in Japan for the treatment of adults with IBS-C in Japan.  In October 2012, we entered into a collaboration agreement with AstraZeneca AB (together with its affiliates), or AstraZeneca, to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In December 2015, we and AstraZeneca filed for approval with the China Food and Drug Administration, or CFDA, to market linaclotide in China.

We and Allergan are also advancing two linaclotide delayed release formulations. Linaclotide delayed release-1, or DR1, is a second-generation product candidate with the potential to improve abdominal pain relief in adult IBS-C patients. Linaclotide delayed release-2, or DR2, is a product candidate with the potential to improve abdominal pain in non-constipated patients with additional gastrointestinal, or GI, disorders where lower abdominal pain is a predominant symptom such as non-constipation subtypes of IBS. Further, we and Allergan are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions.

We are advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant with the potential to provide symptomatic relief in patients with uncontrolled GERD.

In June 2016, we closed a transaction with AstraZeneca, or the Lesinurad Transaction, pursuant to which we received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient, or the Lesinurad License, including ZURAMPIC® and DUZALLO™. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration, or FDA, in December 2015 for use in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with uncontrolled gout. In October 2016, ZURAMPIC became commercially available in the U.S. We are developing DUZALLO, a fixed-dose combination product of lesinurad and allopurinol, an XOI, which is included under the Lesinurad License. In January 2017, the FDA accepted for review a new drug application, or NDA, for DUZALLO for the treatment of hyperuricemia in patients with uncontrolled gout. We have accounted for the Lesinurad Transaction in accordance with Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”, or ASC 805, as the Lesinurad Transaction meets the requirements of a business combination. The transaction is more fully described in Note 3, Business Combination, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We are leveraging our pharmacological expertise in guanylate cyclase, or GC, pathways gained through the discovery and development of linaclotide to advance development programs, including IW-1973 and IW-1701, targeting soluble guanylate cyclase, or sGC. sGC is a validated drug target with the potential for broad therapeutic utility and multiple opportunities for product development in vascular and fibrotic diseases, as well as other therapeutic areas.

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

We have periodically entered into co-promotion agreements to maximize our salesforce efficiency. As part of this strategy, in August 2015, we and Allergan entered into an agreement for the co-promotion of VIBERZI™ (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from IBS with diarrhea, or IBS-D. In January 2017, we and Allergan entered into a commercial agreement under which the adjustments to our or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America are eliminated, in full, in 2018 and all subsequent years. In addition, Allergan appointed us, on a non-exclusive basis, to promote CANASA® (mesalamine), approved for the treatment of ulcerative proctitis, and DELZICOL® (mesalamine), approved for the treatment of ulcerative colitis, in the U.S. for approximately two years. These agreements are more fully described in Note 4, Collaboration, License, Co-Promotion and Other Commercial Agreements, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In June 2015, we issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022, or the 2022 Notes. In September 2016, we closed a direct private placement, pursuant to which we subsequently issued $150.0 million in aggregate principal amount of 8.375% notes due 2026, or the 2026 Notes, on January 5, 2017, or the Funding Date. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the 11% PhaRMA Notes due 2024, or the PhaRMA Notes on the Funding Date. The net proceeds from these financings are being used to support the commercialization of LINZESS and ZURAMPIC in the U.S. and to fund linaclotide, lesinurad and other development opportunities to advance our strategy to grow a leading commercial biotechnology company, in addition to other general corporate purposes.These transactions are more fully described in Note 10, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of March 31, 2017, we had an accumulated deficit of approximately $1.2 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

Financial Overview

Revenues.  Revenue to date has been generated primarily through our collaboration agreements for the development and commercialization of linaclotide with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, our license agreements for the development and commercialization of linaclotide in Japan with Astellas and the development and commercialization of linaclotide with Allergan, and our co-promotion agreements with Allergan for VIBERZI and Exact Sciences for Cologuard in the U.S. The terms of these agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, (iii) the manufacture of finished drug product, active pharmaceutical ingredient, or API, or development materials for a partner which are reimbursed at a contractually determined rate, and (iv) co-promotion activities by our clinical sales specialists. Payments to us may include (i) up-front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API or development materials, (iv) payments based upon the achievement of certain milestones, (v) payments for sales detailing, promotional support services and medical education initiatives and (vi) royalties on product sales. Additionally, we receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China. LINZESS launched in the U.S. in December 2012 and CONSTELLA became commercially available in certain European countries beginning in the second quarter of 2013.  Linaclotide is also approved and commercially available in a number of other countries.

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

In June 2016, we closed the Lesinurad Transaction with AstraZeneca pursuant to which we received an exclusive license to develop, manufacture, and commercialize products containing lesinurad as an active ingredient, including ZURAMPIC, in the U.S. In October 2016, ZURAMPIC became commercially available in the U.S. We record product revenue related to the sales of ZURAMPIC in the U.S. in accordance with ASC 605, Revenue Recognition, or ASC 605, when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable and collection from the customer has been reasonably assured. As a result, we record net product revenue for ZURAMPIC using a deferred revenue recognition model (sell-through). Under the deferred revenue model, we do not recognize revenue until ZURAMPIC is prescribed to an end-user

Cost of Revenues.    Cost of revenues includes cost of collaborative arrangements revenue related to the sales of linaclotide API, as well as the cost of product revenue related to sales of ZURAMPIC in the U.S. Cost of collaborative arrangements revenue related to the sales of linaclotide API is recognized upon shipment of linaclotide API to certain of our partners outside of the U.S. Our cost of collaborative arrangements revenue for linaclotide consists of the internal and external costs of producing such API. Cost of product revenue related to the sales of ZURAMPIC in the U.S. includes the cost of producing finished goods that correspond with product revenue for the reporting period, as well as certain period costs related to freight, packaging, stability and quality testing, and customer acquisition.

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

Linaclotide.  Linaclotide is the first FDA-approved guanylate cyclase type-C, or GC-C, agonist. Linaclotide is approved and commercially available in the U.S., Japan and in a number of E.U. and other countries.

We and Allergan are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions.  In January 2017, the FDA approved a 72 mcg dose of LINZESS for adults with CIC, which became available in the U.S. in March 2017. The 72 mcg dose provides a broader range of treatment options to physicians and adult CIC patients in the U.S.

Our linaclotide development opportunities also include linaclotide delayed release formulations. DR1 is a targeted oral delivery formulation of linaclotide designed to potentially improve abdominal pain relief in adult IBS-C patients. DR2 is a product candidate with the potential to improve abdominal pain in non-constipated patients with additional GI disorders where lower abdominal pain is a predominant symptom, such as IBS-M, ulcerative colitis and diverticulitis, among others. Additionally, we and Allergan are evaluating linaclotide as a potential treatment of the GI dysfunction associated with opioid-induced constipation, or OIC, in adult patients and have established a plan with the FDA for clinical pediatric studies with linaclotide, as described below.

Lesinurad. The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. Pursuant to the terms of the Lesinurad License, AstraZeneca is obligated to undertake certain activities related to this post-marketing clinical study and we are obligated to reimburse AstraZeneca up to $100.0 million over up to ten years for completion of such activities. In January 2017, the FDA accepted for review the NDA for DUZALLO. We, and AstraZeneca on our behalf, are undertaking additional development activities related to lesinurad.

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

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC pathways.

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2017 and 2016. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs, costs incurred to develop manufacturing processes and register manufacturing facilities with the FDA and licensing fees for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Linaclotide(1)	$8,251	$10,735
Lesinurad(2)	4,880	—
Development candidates:
GI disorders (three compounds)(3)	5,722	8,582
Vascular and fibrotic disorders (two compounds)(3)	10,005	6,487
Central nervous system disorders (one compound)(3)	30	565
Total development candidates	15,757	15,634
Discovery research	4,814	5,473
	$33,702	$31,842

(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.

(3)	Number of compounds includes clinical-stage development candidates for the three months ended March 31, 2017

Since 2004, the date we began tracking costs by program, we have incurred approximately $404.1 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

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

We are also advancing other development programs such as IW-3718, a development program targeting uncontrolled GERD, DUZALLO, the fixed-dose combination product containing lesinurad and allopurinol targeting uncontrolled gout, and IW-1973 and IW-1701 programs targeting vascular and fibrotic diseases.

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

(Gain)/Loss on Fair Value Remeasurement of Contingent Consideration. Our contingent consideration obligation related to the Lesinurad Transaction consists of the fair value of estimated future milestone and royalty payments. This liability is revalued at each reporting period. Changes in the fair value of our contingent consideration, other than changes due to payments, are recognized as a (gain)/loss on fair value remeasurement of contingent consideration in our condensed consolidated statement of operations.  Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to our credit risk, which is based on the estimated cost of debt for market participants.

Other (Expense) Income.  Interest expense consists primarily of cash and non-cash interest costs related to the 2022 Notes and the 2026 Notes. Non-cash interest expense consists of amortization of the debt discount and associated debt issuance costs associated with the 2022 Notes and 2026 Notes. We amortize these costs using the effective interest rate method over the life of the respective note agreements as interest expense in our condensed consolidated statements of operations.

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

In September 2016, we closed a direct private placement, pursuant to which we issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on January 5, 2017, or the Funding Date. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the PhaRMA Notes on the Funding Date. This transaction is more fully described in Note 10, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or SEC, on February 22, 2017, or the 2016 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Revenues:
Collaborative arrangements revenue	$51,877	$66,042
Product revenue	289	—
Total revenues	52,166	66,042
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible asset	531	—
Research and development	33,702	31,842
Selling, general and administrative	55,604	36,168
Amortization of acquired intangible asset	420	—
Loss on fair value remeasurement of contingent consideration	1,614	—
Total cost and expenses	91,871	68,010
Other (expense) income:
Interest expense	(8,983)	(9,907)
Interest and investment income	395	221
Loss on derivatives	(2,199)	(1,643)
Loss on extinguishment of debt	(2,009)	—
Other expense, net	(12,796)	(11,329)
Net loss	$(52,501)	$(13,297)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$51,877	$66,042	$(14,165)	(21)%
Product revenue, net	289	—	289	100%
Total revenues	52,166	66,042	(13,876)	(21)%

Collaborative Arrangements Revenue. The decrease in revenue from collaborative arrangements of approximately $14.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily related to an approximately $13.4 million decrease due to revenue recognized related to the achievement of a development milestone under our license agreement with Astellas in February 2016; an approximately $2.8 million decrease in net revenue from shipments of linaclotide API and drug product to our linaclotide partners; an approximately $1.3 million decrease attributable to the recognition of upfront payments and development milestones achieved before 2016 under our license agreement with Astellas; and an insignificant decrease in connection with our collaboration agreement with AstraZeneca for linaclotide. The decreases were partially offset by an approximately $2.8 million increase in our share of the net profits from the sale of LINZESS in the U.S. and an approximately $0.4 million increase in revenue under the Cologuard Co-Promotion Agreement.

Product Revenue, net. The increase in net product revenue of approximately $0.3 million is due to the recognition of net product sales of ZURAMPIC in the U.S. in 2017. ZURAMPIC became commercially available in the U.S. in October 2016.

Cost and Expenses

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible asset	$531	$—	$531	100%
Research and development	33,702	31,842	1,860	6%
Selling, general and administrative	55,604	36,168	19,436	54%
Amortization of acquired intangible asset	420	—	420	100%
Loss on fair value remeasurement of contingent consideration	1,614	—	1,614	100%
Total cost and expenses	$91,871	$68,010	$23,861	35%

Cost of Revenue, excluding amortization of acquired intangible asset.  The increase of approximately $0.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily related to the costs associated with ZURAMPIC product sales.  ZURAMPIC became commercially available in the U.S. in October 2016.

Research and Development Expense.  The increase in research and development expense of approximately $1.9  million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily related to an increase of approximately $2.8 million in costs associated with development activities and transitional support services related to the Lesinurad Transaction; an approximately $2.4 million decrease in net reimbursements related to our linaclotide collaboration with Allergan for North America; an increase of approximately $1.5 million in compensation, benefits and other employee-related expenses primarily associated with increased headcount; an increase of approximately $1.4 million in operating costs, including professional services; and an increase of approximately $0.7 million in research costs related to our early-stage pipeline candidates. These increases were partially offset by a decrease of approximately $4.2 million in external costs related to the development of linaclotide; and a decrease of approximately $2.7 million in facility costs such as rent and amortization of leasehold improvements allocated to research and development.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $19.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of increases in our workforce and infrastructure expenses due to the launch and commercialization of ZURAMPIC in the U.S. These increases include an approximately $7.8 million increase in compensation, benefits and other employee-related expenses associated with the increased headcount primarily in our field sales force; an approximately $5.6 million increase in costs associated with selling expenses and marketing programs; an approximately $2.7 million increase in costs associated with transitional support services related to the Lesinurad Transaction; an approximately $2.6 million increase in external consulting costs and other service costs; and an approximately $1.3 million increase in sample expenses related to excess non-cancelable ZURAMPIC sample purchase commitments, pursuant to our forecasts, as a result of a reduction in near-term forecasted demand. These increases were partially offset by an approximately $0.6 million decrease in costs related to facilities and information technology infrastructure, including rent.

Amortization of Acquired Intangible Asset.  The increase in amortization of acquired intangible assets expense of approximately $0.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, was due to the Lesinurad Transaction that closed in June 2016, in which we acquired an exclusive license in the U.S. to, among other things, the approved product ZURAMPIC. The amount allocated to the ZURAMPIC intangible asset will be amortized on a straight-line basis over its estimated useful life of 13 years, the period of estimated future cash flows.

Loss on Fair Value remeasurement of contingent consideration. The increase in the loss on fair value of the contingent consideration obligation of approximately $1.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to the Lesinurad Transaction that closed in June 2016.

Other (Expense) Income, Net

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other (expense) income:
Interest expense	$(8,983)	$(9,907)	$924	(9)%
Interest and investment income	395	221	174	79%
Loss on derivatives	(2,199)	(1,643)	(556)	34%
Loss on extinguishment of debt	(2,009)	—	(2,009)	(100)%
Total other expense, net	$(12,796)	$(11,329)	$(1,467)	13%

Interest expense decreased by approximately $0.9 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly due to a decrease of approximately $1.3 million in interest expense associated with the redemption of the PhaRMA Notes, as the 2026 Notes have a lower interest rate compared to the PhaRMA Notes, partially offset by an approximately $0.3 million increase in interest expense associated with the 2022 Notes.

Interest and investment income increased by approximately $0.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly due to an increase in investment interest income due to an increase in interest rates.

For the three months ended March 31, 2017, we recorded a loss on derivatives of approximately $2.2 million resulting from an approximately $18.0 million increase in the fair value of the Convertible Note Hedges and an approximately $20.2 million increase in the fair value of the Note Hedge Warrants. For the three months ended March 31, 2016, we recorded a loss on derivatives of approximately $1.6 million resulting from an approximately $8.7 million decrease in the fair value of the Convertible Note Hedges and an approximately $7.1 million decrease in the fair value of the Note Hedge Warrants.

Loss on extinguishment of debt was approximately $2.0 million during the three months ended March 31, 2017. This is due to the write-off of the remaining unamortized debt issuance costs on the PhaRMA Notes as part of the redemption in January 2017.

Liquidity and Capital Resources

At March 31, 2017, we had approximately $295.3 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds, U.S. Treasury Securities and U.S. government sponsored securities. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2017, our balances of cash, cash equivalents and available-for-sale securities decreased approximately $9.9 million. This decrease is primarily due to approximately $134.3 million paid to redeem our outstanding PhaRMA Notes, as well as the approximately $27.8 million of cash used to operate our business, including payments related to, among other things, research and development, and selling, general and administrative expenses as we continue to invest in our research pipeline and support the continued commercialization of our products. We also invested approximately $1.0 million in capital expenditures, and made payments of approximately $0.8 million on capital lease obligations. These cash outflows were partially offset by approximately $146.3 million in proceeds from the issuance of the 2026 Notes, and approximately $8.2 million in proceeds from the exercise of stock options.

In September 2016, we closed a direct private placement, pursuant to which we issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on January 5, 2017.  The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the PhaRMA Notes on the Funding Date.

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

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of March 31, 2017, we had an accumulated deficit of approximately $1.2 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015 and approximately $11.2 million of net proceeds, after fees and the redemption of the PhaRMA Notes, from the issuance of $150.0 million in aggregate principal amount of the 2026 Notes in January 2017.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive substantially all of our revenue from this collaboration. Additionally, we began commercializing ZURAMPIC in the U.S. for the treatment of uncontrolled gout in the fourth quarter of 2016. We are also deploying significant resources to advance product opportunities in IBS-C/CIC, uncontrolled gout, uncontrolled GERD, and vascular and fibrotic diseases. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS, ZURAMPIC, DUZALLO (if approved), and financial discipline.  However, we have not achieved positive cash flows from operations to date.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties from Allergan based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities including sales of ZURAMPIC, DUZALLO (if approved) and any other product, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, develop and commercialize lesinurad in the U.S., and continue to invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of March 31, 2017 will be sufficient to meet our projected operating needs at least through the next twelve months.

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

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide, lesinurad and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the revenue generated by sales of LINZESS, CONSTELLA, ZURAMPIC, DUZALLO (if approved), and any other products we promote;

•	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS, ZURAMPIC and any other products;

•	the success of our third-party manufacturing activities;

•	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approval development and regulatory requirements;

•	the success of our research and development efforts;

•	the emergence of competing or complementary products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish, including royalties or other payments due or payable under such agreements; and

•	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of integrating any such assets into our business operations.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2016 Annual Report on Form 10-K. There have not been any material changes from the contractual commitments and obligations previously disclosed in our 2016 Annual Report on Form 10-K other than a change in estimated obligations due to our landlord under the terms of our operating lease, entered into in January 2007, as amended, for our Cambridge, Massachusetts corporate headquarters. These changes are more fully described in Note 11, Commitments and Contingencies, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, Summary of Significant Accounting Policies, in our 2016 Annual Report on Form 10-K and Note 1, Nature of Business, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three months ended March 31, 2017 that had a material effect on our condensed consolidated financial statements included in this report.

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

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the indenture that governs the 2022 Notes) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of March 31, 2017, the fair value of the 2022 Notes was estimated by us to be $419.7 million. The 2022 Notes are more fully described in Note 6, Fair Value of Financial Instruments, and Note 10, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2017 and 2016 had a significant impact on our results of operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Actions in which we are the Plaintiff

LINZESS

In 2016, we and Allergan received Paragraph IV certification notice letters, or Notice Letters, regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (145 mcg and 290 mcg), or the Potential Generic Products, proposed generic versions of our FDA-approved drug LINZESS.  In October 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva. Teva’s Notice Letter contends that the United States patents for LINZESS (U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, and 8,110,553 (expiring 2024); 7,304,036 (expiring 2026); and 8,748,573, 8,802,628, and 8,933,030 (expiring 2031), or the Challenged Patents) listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, are invalid, unenforceable and/or would not be infringed by Teva’s manufacture, use, sale or offer for sale of the Potential Generic Products.  Also in October 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Aurobindo Pharma Ltd., or Aurobindo.  Aurobindo’s Notice Letter contends that certain of the Challenged Patents (U.S. Patent Nos. 8,748,573, 8,802,628, and 8,933,030 (expiring 2031)) are invalid and/or would not be infringed by Aurobindo’s manufacture, use, sale or offer for sale of the Potential Generic Products. In November 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Sandoz Inc., or Sandoz. Sandoz’s Notice Letter contends that all of the Challenged Patents are invalid, unenforceable and/or would not be infringed by Sandoz’s manufacture, use, sale or offer for sale of the Potential Generic Products.  Also in November 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Mylan Pharmaceuticals Inc., or Mylan.  Mylan’s Notice Letter contends that all of the Challenged Patents are invalid, unenforceable and/or would not be infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential Generic Products.

In response to the four ANDAs received in 2016, we and Allergan filed a lawsuit against these generic drug manufacturers, or the ANDA Filers, in Delaware District Court in November 2016.  We asserted that the Challenged Patents are valid and infringed by Teva, Sandoz and Mylan, and that U.S. Patent No. 8,933,030 is valid and infringed by Aurobindo.  In accordance with the Hatch-Waxman Act, the timely filing of the lawsuit against the ANDA Filers triggered an automatic stay of the FDA’s approval of the four ANDAs until February 29, 2020 (unless there is a final court decision adverse to us and Allergan sooner).  Mylan responded in December 2016, asserting defenses of, among other things, lack of subject matter and personal jurisdiction and improper venue.  In January 2017, each of Teva and Sandoz filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of the Challenged Patents.  In April 2017, Aurobindo filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 8,933,030.

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

In addition, both LINZESS and ZURAMPIC contain a boxed warning about their use.  The FDA-approved label for LINZESS contains a boxed warning about its use in pediatric patients. LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients 6 to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, which is discussed below.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture active pharmaceutical ingredient, or API, and final drug product, and to distribute that drug product to third party purchasers. With respect to linaclotide, we and certain of our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered and unpartnered territories. Each of Allergan and Astellas is responsible for linaclotide drug product and finished goods manufacturing (including bottling and packaging) for its respective territories, and distributing the finished goods to wholesalers. Among our linaclotide drug product manufacturers, only Allergan has significant experience in manufacturing linaclotide on a commercial scale. We have an agreement with an independent third party to serve as an additional source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca for linaclotide, we are accountable for drug product and finished goods manufacturing for China and Macau, and for drug product manufacturing for Hong Kong, with AstraZeneca accountable for finished goods manufacturing for Hong Kong.

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

Our and Allergan’s ability to commercialize LINZESS and our ability to commercialize ZURAMPIC in the U.S. successfully depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Allergan (with respect to LINZESS) will be able to negotiate or continue to negotiate pricing terms with third-party payers at levels that are profitable to us, or at all. Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for LINZESS and ZURAMPIC, and others may do so in the future. Our business would be materially adversely affected if we and Allergan are not able to receive approval for reimbursement of LINZESS and we are not able to receive approval for reimbursement of ZURAMPIC, in each case, from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if private health insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payers limit or reduce the indications for or conditions under which our products may be reimbursed.

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

CONSTELLA was first launched in certain European countries for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013 and our partner Allergan is currently commercializing CONSTELLA in a number of European countries, including the United Kingdom, Italy and Spain.  LINZESS was first launched in Japan for the treatment of IBS-C in adults in the first quarter of 2017 and our partner Astellas is currently commercializing LINZESS in Japan. The pricing and reimbursement strategy is a key component of our partners’ commercialization plans for CONSTELLA in Europe and LINZESS in Japan. Our revenues may suffer if our partners are unable to successfully and timely conclude reimbursement, price approval or funding processes and market CONSTELLA in key member states of the E.U. or LINZESS in Japan, or if coverage and reimbursement for either CONSTELLA or LINZESS is limited or reduced. If our partners are not able to obtain coverage, pricing or reimbursement on acceptable terms or at all, or if such terms change in any countries in its territory, our partners may not be able to, or may decide not to, sell either CONSTELLA or LINZESS in such countries.

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

Allergan played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Allergan holds the new drug application, or NDA, for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Allergan. Allergan is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan, China, Hong Kong and Macau.  Allergan is commercializing LINZESS in Mexico and CONSTELLA in Canada, as well as commercializing CONSTELLA in certain countries in Europe. Astellas, our partner in Japan, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its territory. Further, we are jointly overseeing the development, and will jointly oversee the commercialization, of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution. Each of Astellas, AstraZeneca and Allergan is responsible for commercializing linaclotide in its respective territory, if approved. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory, except that AstraZeneca is responsible for finished goods manufacturing for Hong Kong. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

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

LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a boxed warning advising physicians to avoid the use of LINZESS in pediatric patients 6 to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, and have initiated two Phase II clinical pediatric studies in IBS-C patients age seven to 17 and functional constipation patients age six to 17. Our ability to conduct clinical studies in younger pediatric patients will depend, in part, on the safety and efficacy data from our clinical studies in older pediatric patients. Our ability to ever expand the indication for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical studies. We and Allergan have also committed to certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. We expect to complete these studies over the next two to four years.

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

We and Allergan have received Paragraph IV certification notice letters, or Notice Letters, regarding ANDAs submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (145 mcg and 290 mcg), proposed generic versions of our FDA-approved drug LINZESS. For additional information relating to such ANDAs, see Item 1, Legal Proceedings, elsewhere in this Quarterly Report on Form 10-Q.  Frequently, innovators receive multiple ANDA filings.  Consequently, we expect to receive additional notice letters regarding ANDAs submitted to the FDA, and may receive amendments to the Notice Letters.

After evaluation, we may file patent infringement lawsuits or take other action against the companies making ANDA filings.  If a patent infringement suit has been filed within 45 days of receipt of a notice letter, the FDA is not permitted to approve any ANDA that is the subject of such lawsuit for 30 months from the date of the NDA holder’s and patent owner’s receipt of the ANDA filer’s notice letter, or until a court decides that the relevant patents are invalid, unenforceable and/or not infringed. In the case of suits filed before expiration of the new chemical entity, or NCE, exclusivity period for a particular drug, the 30-month stay would be calculated from the end of the applicable NCE exclusivity period.  In addition to shortening the 30-month stay based on a decision that the relevant patents are invalid, unenforceable and/or not infringed, a court can also shorten or lengthen the 30-month stay under certain limited circumstances.  The NCE exclusivity period for LINZESS expires on August 30, 2017, extending the 30-month stay for any ANDA that is the subject of a patent infringement suit filed by us before such expiration date to February 29, 2020 (absent any of the foregoing adjustments).  In November 2016, we filed a patent infringement lawsuit against the companies making such ANDA filings.  For additional information relating to such lawsuit, see Item 1, Legal Proceedings, elsewhere in this Quarterly Report on Form 10-Q.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our 11% PhaRMA Notes due 2024, or the PhaRMA Notes, related to the sales of LINZESS in the U.S. (which were redeemed, in full, in connection with the funding and issuance in January 2017 of our 8.375% Notes due 2026, or the 2026 Notes) and our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and we have incurred losses in each year since our inception in 1998. We currently derive substantially all of our revenue from our LINZESS collaboration with Allergan for the U.S.  We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. We incurred net losses of approximately $52.5 million and approximately $13.3 million in the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of approximately $1.2 billion. We cannot be certain that sales of LINZESS and ZURAMPIC, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and lesinurad, and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for LINZESS and ZURAMPIC and our other commercial activities, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, this will have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2017, we had total indebtedness of approximately $485.7 million and available cash, cash equivalents and available for sale securities of approximately $295.3 million. We chose to issue our 2026 Notes (in connection with the redemption, in full, of our PhaRMA Notes) and our 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of March 31, 2017, there were 133,937,146 and 14,552,306 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 20,372,328 and 1,902,020 outstanding stock options (vested and unvested) and 2,255,401 and no unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively.  As of March 31, 2017, the holders of our Class A common stock own approximately 90% and the holders of our Class B common stock own approximately 10% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 48% and holders of our Class B common stock have approximately 52% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

Ironwood Pharmaceuticals, Inc.

Date: May 8, 2017	By:	/s/ PETER M. HECHT
Peter M. Hecht
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2017	By:	/s/ GINA CONSYLMAN
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

10.1++*	Amendment to the License Agreement, dated as of January 31, 2017, by and between Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.

10.2++*	Commercial Agreement, dated as of January 31, 2017, by and among Allergan USA, Inc., Forest Laboratories, LLC and Ironwood Pharmaceuticals, Inc.

10.3*	Twelfth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of March 30, 2017, by and between Ironwood Pharmaceuticals, Inc. and BMR Rogers Street LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*     Filed herewith.

‡     Furnished herewith.

++   Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to a confidential treatment request.