Form 10-Q
period 2017-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2017-08-03
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, there were 135,067,618 shares of Class A common stock outstanding and 14,524,306 shares of Class B common stock outstanding.

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

•

our and our partners’ ability to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;

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

NOTE REGARDING TRADEMARKS

LINZESS® and CONSTELLA® are trademarks of Ironwood Pharmaceuticals, Inc. ZURAMPIC® and DUZALLO® are trademarks of AstraZeneca AB. Any other trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. All rights reserved.

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$182,132	$54,004
Available-for-sale securities	90,763	251,212
Accounts receivable	3,975	933
Related party accounts receivable, net	56,382	63,921
Inventory	—	1,081
Prepaid expenses and other current assets	8,235	9,030
Total current assets	341,487	380,181
Restricted cash	7,057	8,247
Property and equipment, net	17,854	20,512
Convertible note hedges	171,880	132,521
Intangible assets, net	165,278	166,119
Goodwill	785	785
Other assets	738	1,456
Total assets	$705,079	$709,821
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and related party accounts payable, net	$21,190	$17,703
Accrued research and development costs	7,454	6,937
Accrued expenses and other current liabilities	30,817	38,301
Current portion of capital lease obligations	5,097	6,227
Current portion of deferred rent	205	7,719
Deferred revenue	225	—
Current portion of contingent consideration	14,985	14,244
Total current liabilities	79,973	91,131
Capital lease obligations, net of current portion	—	82
Deferred rent, net of current portion	3,515	557
Contingent consideration, net of current portion	71,213	63,416
Note hedge warrants	149,458	113,237
Convertible senior notes	241,544	234,243
PhaRMA notes payable	—	132,249
2026 Notes	146,316	—
Other liabilities	8,190	8,190
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 135,030,974 and 132,631,387 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	135	133
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 14,524,306 shares issued and outstanding at June 30, 2017 and 14,784,077 shares issued and 14,484,077 shares outstanding at December 31, 2016	15	15
Additional paid-in capital	1,293,292	1,258,398
Accumulated deficit	(1,288,548)	(1,191,823)
Accumulated other comprehensive loss	(24)	(7)
Total stockholders’ equity	4,870	66,716
Total liabilities and stockholders’ equity	$705,079	$709,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Collaborative arrangements revenue	$64,612	$54,350	$116,489	$120,392
Product revenue, net	465	—	754	—
Total revenues	65,077	54,350	117,243	120,392
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible asset	3,502	—	4,033	—
Write-down of lesinurad commercial supply to net realizable value and loss on non-cancellable purchase commitments	96	—	96	—
Research and development	37,344	31,682	71,046	63,524
Selling, general and administrative	57,792	36,918	113,396	73,086
Amortization of acquired intangible asset	421	1,065	841	1,065
Loss on fair value remeasurement of contingent consideration	6,933	—	8,547	—
Total cost and expenses	106,088	69,665	197,959	137,675
Loss from operations	(41,011)	(15,315)	(80,716)	(17,283)
Other (expense) income:
Interest expense	(9,046)	(9,827)	(18,029)	(19,734)
Interest and investment income	496	295	891	516
Gain on derivatives	5,337	3,145	3,138	1,502
Loss on extinguishment of debt	—	—	(2,009)	—
Other expense, net	(3,213)	(6,387)	(16,009)	(17,716)
Net loss	$(44,224)	$(21,702)	$(96,725)	$(34,999)
Net loss per share—basic and diluted	$(0.30)	$(0.15)	$(0.65)	$(0.24)
Weighted average number of common shares used in net loss per share—basic and diluted:	148,778	144,642	148,285	144,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(44,224)	$(21,702)	$(96,725)	$(34,999)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	17	10	(17)	125
Total other comprehensive income (loss)	17	10	(17)	125
Comprehensive loss	$(44,207)	$(21,692)	$(96,742)	$(34,874)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(96,725)	$(34,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,838	5,320
Amortization of acquired intangible asset	841	1,065
Loss on disposal of property and equipment	135	—
Share-based compensation expense	16,419	14,903
Change in fair value of note hedge warrants	36,221	11,510
Change in fair value of convertible note hedges	(39,359)	(13,012)
Write-down of excess non-cancelable ZURAMPIC sample purchase commitments	1,353	—
Write-down of lesinurad commercial supply to net realizable value and loss on non-cancellable purchase commitments	96	—
(Gain) loss on facility subleases	(1,579)	3,480
Accretion of discount/premium on investment securities	111	457
Non-cash interest expense	7,849	7,221
Non-cash change in fair value of contingent consideration	8,547	—
Loss on extinguishment of debt	2,009	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	4,497	1,371
Restricted cash	1,190	500
Prepaid expenses and other current assets	703	(1,265)
Inventory	1,081	—
Other assets	246	810
Accounts payable, related party accounts payable and accrued expenses	(5,345)	(2,314)
Accrued research and development costs	517	2,408
Deferred revenue	225	(470)
Deferred rent	(2,977)	(3,087)
Net cash used in operating activities	(59,107)	(6,102)
Cash flows from investing activities:
Purchases of available-for-sale securities	(90,706)	(52,629)
Sales and maturities of available-for-sale securities	251,027	182,363
Purchases of property and equipment	(1,746)	(1,623)
Payment for acquisition of lesinurad license	—	(100,000)
Proceeds from sale of property and equipment	79	—
Net cash provided by investing activities	158,654	28,111
Cash flows from financing activities:
Proceeds from issuance of 2026 Notes, net of discount to lender	146,250	—
Costs associated with issuance of 2026 Notes	(235)	—
Proceeds from exercise of stock options and employee stock purchase plan	18,473	6,163
Payments on capital leases	(1,593)	(828)
Principal payments on PhaRMA notes	(134,258)	(11,299)
Payments on contingent purchase price consideration	(56)	—
Net cash provided by (used in) financing activities	28,581	(5,964)
Net increase in cash and cash equivalents	128,128	16,045
Cash and cash equivalents, beginning of period	54,004	261,287
Cash and cash equivalents, end of period	$182,132	$277,332
Supplemental cash flow disclosure:
Non-cash investing activities
Contingent consideration	$—	$87,649

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

The Company and Allergan are also advancing two linaclotide delayed release formulations. Linaclotide delayed release-1 (“DR1”) is a second-generation product candidate with the potential to improve abdominal pain relief and treat constipation in adult IBS-C patients. Linaclotide delayed release-2 (“DR2”) is a product candidate with the potential to treat patients with disorders where lower abdominal pain is a predominant symptom, such as non-constipation subtypes of IBS. Further, the Company and Allergan are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions.

The Company is advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant with the potential to provide symptomatic relief in patients with uncontrolled GERD. In July 2017, the Company reported positive top-line data from a Phase IIb clinical trial evaluating IW-3718 in adult patients with uncontrolled GERD.

In June 2016, the Company closed a transaction with AstraZeneca (the “Lesinurad Transaction”) pursuant to which the Company received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient (the “Lesinurad License”), including ZURAMPIC® and DUZALLO®. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration (“FDA”) in December 2015 for use in combination with a xanthine oxidase inhibitor (“XOI”) for the treatment of hyperuricemia associated with uncontrolled gout. In October 2016, the Company began commercializing ZURAMPIC in the U.S. The Company is developing DUZALLO, a fixed-dose combination product of lesinurad and allopurinol, an XOI, which is included under the Lesinurad License. In January 2017, the FDA accepted for review a new drug application (“NDA”) for DUZALLO for the treatment of hyperuricemia in patients with uncontrolled gout.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of June 30, 2017, and the results of its operations for the three and six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2017 and 2016 that had a material effect on its condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date as ASU 2014-09. These standards allow for either a full retrospective or a modified retrospective transition approach. The Company is currently assessing which transition approach to implement upon the adoption of these standards. The Company is analyzing the potential impact that ASU 2014-09, ASU 2016-10 and ASU 2016-12 may have on its financial position and results of operations. The Company is currently assessing the effect these standards may have on the financial statements; however, the Company anticipates significant changes to the financial statement disclosures. This analysis of the Company’s collaborative arrangements and license agreements includes, but is not limited to, reviewing variable consideration as it relates to its agreements, assessing potential disclosures and evaluating the impact of each potential method of adoption on the Company’s condensed consolidated financial statements. As of June 30, 2017, the Company has advanced its assessment of the impact of these ASUs on its revenue-

generating license and collaboration agreements for linaclotide. The Company is in an earlier stage of assessing the impact of these ASUs to the Lesinurad License and its co-promotion agreements. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact its conclusions.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC Topic 840, “Leases”, and most industry-specific guidance. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a 12-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of modified retrospective method, which will require adjustment to all comparative periods presented in the condensed consolidated financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2016-02 may have on the Company’s financial position and results of operations. The Company’s analysis includes, but is not limited to, reviewing existing leases, reviewing other service agreements for embedded leases, evaluating potential system implementations, assessing potential disclosures and evaluating the impact of adoption on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (“ASU 2016-16”). ASU 2016-16 eliminates the ability to defer the tax expense related to intra-entity asset transfers other than Inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2016-16 may have on the Company’s financial position or results of operations.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. Therefore, amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2016-18 may have on the Company’s financial position and results of operations.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) (“ASU 2017-04”) to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2017-04 may have on the Company’s financial position and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 708) Scope of Modification Accounting (“ASU 2017-09”) which provides guidance that clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Adoption of ASU 2017-09 is required for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on the Company’s financial position and results of operations.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Options to purchase common stock	21,621	22,066
Shares subject to repurchase	125	192
Restricted stock units	2,270	1,256
Note hedge warrants	20,250	20,250
2022 Notes	20,250	20,250
	64,516	64,014

An insignificant number of shares issuable under the Company’s employee stock purchase plan were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive.

3. Business Combination

The Company closed the Lesinurad Transaction on June 2, 2016 (the “Acquisition Date”) with AstraZeneca pursuant to which the Company received an exclusive license to develop, manufacture and commercialize in the U.S. products containing lesinurad as an active ingredient, including ZURAMPIC (the “Products”). Subject to the terms of the Lesinurad License, AstraZeneca is obligated to conduct certain development activities on the Company’s behalf for ZURAMPIC and DUZALLO, for which the Company is obligated to reimburse AstraZeneca. Pursuant to the Lesinurad License, during the three months ended June 30, 2017, the Company and AstraZeneca agreed to transition the obligation for post-marketing activities required by the FDA from AstraZeneca to the Company in accordance with an agreed upon timeline. The post-marketing requirements for lesinurad are estimated to be less than $100.0 million over up to ten years from the Acquisition Date. In connection with the Lesinurad License, the Company and AstraZeneca entered into a commercial supply agreement (the “Lesinurad CSA”), pursuant to which the Company relies exclusively on AstraZeneca for the commercial manufacture and supply of ZURAMPIC and, if approved, DUZALLO, and the lesinurad transitional services agreement (the “Lesinurad TSA”), pursuant to which AstraZeneca is providing certain support services, including development, regulatory and commercial services, to the Company for ZURAMPIC until such activities under the Lesinurad TSA are transferred to the Company. The Company may obtain production techniques from AstraZeneca via a manufacturing technology transfer available under the Lesinurad CSA upon provision of six-months’ notice. The Company is responsible for commercialization of the Products in the U.S., and any additional development of the Products for commercialization in the U.S. In addition, under the terms of the Lesinurad License, the Company has the right of first negotiation and right of last refusal with AstraZeneca for the right to commercialize, develop and manufacture for commercialization in the U.S., products for the prevention or treatment of gout that include verinurad as at least one of its active ingredients.

The Company concluded that the Lesinurad Transaction included inputs and processes that have the ability to create outputs and accordingly accounted for the transaction as a business combination in accordance with ASC 805. As such, the assets acquired and liabilities assumed have been recorded at fair value, with the remaining purchase price recorded as goodwill.

The purchase price consisted of the up-front payment to AstraZeneca of $100.0 million, which was made in June 2016, and the fair value of contingent consideration of approximately $67.9 million. In addition to the up-front payment, the Company will also pay a tiered royalty to AstraZeneca in the single-digits as a percentage of net sales of the Products in the U.S., as well as commercial and other milestones of up to $165.0 million over the duration of the Lesinurad License. As of the Acquisition Date, the contingent consideration fair value of approximately $67.9 million was calculated using a discounted cash flow estimate of expected future milestone and royalty payments to AstraZeneca based on the Company’s internally forecasted net product revenue of ZURAMPIC and, if approved, DUZALLO.  The fair value of contingent consideration in the purchase price includes initial measurement period adjustments as of the Acquisition Date. The Company also paid approximately $1.6 million in transaction-related costs, including external consulting fees, which were expensed as incurred as selling, general and administrative expenses during the year ended December 31, 2016.

The Company preliminarily valued the acquired assets and liabilities based on their estimated fair value as of the Acquisition Date upon closing the Lesinurad Transaction. Certain of these estimates were adjusted during the year ended December 31, 2016 as additional information became available related to conditions that existed as of the Acquisition Date. No additional adjustments were made through June 1, 2017. As of June 1, 2017, the goodwill balance included insignificant measurement period adjustments made in prior quarters.

During the three months ended June 30, 2017, the Company finalized its allocation of the purchase price for the Lesinurad Transaction as of the Acquisition Date, including the contingent consideration. This information is summarized in the following tables (in thousands):

As of the Acquisition Date:
Cash portion of consideration	$100,000
Contingent consideration	67,885
Total purchase consideration	$167,885

As of the Acquisition Date:
Developed technology — ZURAMPIC	$22,000
IPR&D - DUZALLO	145,100
Goodwill	785
Net assets acquired	$167,885

The fair value of the IPR&D - DUZALLO was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 14.0% applied to the projected cash flows. The remaining cost of development for this asset was approximately $13.9 million as of the Acquisition Date, with an expected completion date of no later than December 31, 2017. Through June 30, 2017, the Company continued to incur costs related to DUZALLO.

The fair value of the developed technology - ZURAMPIC intangible asset was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 12.5% applied to the projected cash flows. The Company considers the developed technology - ZURAMPIC intangible asset acquired to be developed technology, as it was approved by the FDA for commercialization as of the Acquisition Date. The Company believes the assumptions are representative of those a market participant would use in estimating fair value. The developed technology - ZURAMPIC intangible asset is finite lived. The amount allocated to the developed technology - ZURAMPIC intangible asset is being amortized on a straight-line basis to amortization of acquired intangible assets within the Company’s condensed consolidated statements of operations over its estimated useful life of approximately 13 years, the period of estimated future cash flows from the Acquisition Date. The Company believes that the straight-line method of amortization represents the pattern in which the economic benefits of the intangible asset are consumed. As of June 30, 2017, the Company recognized accumulated amortization of approximately $1.8 million with respect to the developed technology - ZURAMPIC intangible asset. The estimated future amortization of developed technology - ZURAMPIC intangible asset is expected to be as follows (in thousands):

As of June 30, 2017
2017 (1)	$841
2018	1,682
2019	1,682
2020	1,682
2021 and thereafter	14,291
Total	$20,178

(1)	For the six months ending December 31, 2017.

The Company tests its goodwill and indefinite-lived intangible assets for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate an impairment may have occurred. Additionally, the Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, the Company compares the fair value of the asset as of the date of the assessment with the carrying value of the asset on the Company's condensed consolidated balance sheet.

The amount allocated to the IPR&D - DUZALLO is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. As of June 30, 2017, there was no impairment related to the IPR&D – DUZALLO or the developed technology - ZURAMPIC intangible asset.

The Company allocated the excess of the purchase price over the identifiable intangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets, expanding market share and operating synergies. As of June 30, 2017, there was no impairment of goodwill. All goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment human therapeutics.

As of June 30, 2017, the estimated fair value of the Company’s contingent consideration liability was approximately $86.2 million. This fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 fair value measurements (Note 6).

4. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the three and six months ended June 30, 2017, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Astellas for Japan and with Allergan for the Allergan License Territory. The Company also had agreements with Allergan to co-promote VIBERZI in the U.S. and promote CANASA and DELZICOL in the U.S. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue attributable to transactions from these arrangements (in thousands):

	Collaborative Arrangements Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Linaclotide Agreements:
Allergan (North America)	$56,742	$50,036	$106,693	$100,009
Allergan (Europe and other)(1)	109	110	218	193
AstraZeneca (China, Hong Kong and Macau)	—	164	208	294
Astellas (Japan)	5,972	2,334	5,985	17,014
Co-Promotion and Other Agreements:
Exact Sciences (Cologuard) (2)	1,297	1,159	2,436	1,878
Allergan (VIBERZI)	489	547	946	1,004
Other	3	—	3	—
Total collaborative arrangements revenue	$64,612	$54,350	$116,489	$120,392

(1)

In October 2015, Almirall, S.A. (“Almirall”) transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. In January 2017, the Company and Allergan expanded the license to cover the Allergan License Territory. For the six months ended June 30, 2016, collaborative arrangements revenue includes an insignificant amount of revenue from Almirall.

(2)	In August 2016, the Company terminated the Cologuard Co-Promotion Agreement. Under the terms of the agreement, the Company will continue to receive royalty payments through July 2017.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS‑C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid‑teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. As of June 30, 2017, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 13). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company recognized an insignificant amount and approximately $0.5 million in incremental research and development costs during the three and six months ended June 30, 2017, respectively, and offset approximately $3.2 million and approximately $5.2 million in research and development costs during the three and six months ended June 30, 2016, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

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

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$56,307	$48,333	$105,759	$94,980
Sale of active pharmaceutical ingredient ("API")	—	1,465	—	4,482
Royalty revenue	435	238	934	547
Total collaborative arrangements revenue	$56,742	$50,036	$106,693	$100,009

The collaborative arrangements revenue recognized in the three and six months ended June 30, 2017 and 2016 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)(2)	$56,307	$48,333	$105,759	$94,980
Selling, general and administrative costs incurred by the Company(1)	(12,496)	(8,879)	(23,605)	(18,032)
The Company’s share of net profit	$43,811	$39,454	$82,154	$76,948

(1)	Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan.
(2)

Certain of the unfavorable adjustments to the Company’s share of the LINZESS net profits were reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-Promotion Agreement with Allergan for VIBERZI.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico. In October 2015, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize CONSTELLA in Mexico to Allergan. CONSTELLA continues to be available to adult IBS-C patients in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partner or the ability to estimate the royalty revenue in the period earned. The Company recognized approximately $0.4 million and approximately $0.9 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2017, respectively, and approximately $0.2 million and approximately $0.5 million during the three and six months ended June 30, 2016, respectively.

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

In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. In accordance with the European License Agreement, the Company was required to participate on a joint development committee during linaclotide’s development period and a joint commercialization committee while linaclotide is commercially available. Additionally, in October 2015, the Company and Allergan separately entered into an amendment to the European License Agreement relating to the development and commercialization of linaclotide in Europe. Pursuant to the terms of the amendment, (i) certain sales‑based milestones payable to the Company under the European License Agreement were modified to increase the total milestone payments such that, when aggregated with certain commercial launch milestones, they could total up to $42.5 million, (ii) the royalties payable to the Company during the term of the European License Agreement were modified such that the royalties based on sales volume in Europe begin in the mid‑single digit percent and escalate to the upper‑teens percent by calendar year 2019, and (iii) Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from the Company, as well as the associated costs. The Company concluded that the 2015 amendment to the European License Agreement was not a modification to the linaclotide collaboration agreement with Allergan for North America.

The commercial launch and sales‑based milestones under the European License Agreement are recognized as revenue as earned. The Company records royalties on sales of CONSTELLA one quarter in arrears as it does not have access to the royalty reports from Allergan or the ability to estimate the royalty revenue in the period earned. The Company recognized an insignificant amount and approximately $0.2 million of royalty revenue during the three and six months ended June 30, 2017, respectively, and an insignificant amount and approximately $0.2 million during the three and six months ended June 30, 2016, respectively.

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

License Agreement for Japan with Astellas

In November 2009, the Company entered into a license agreement with Astellas, as amended, to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in Japan. Astellas is responsible for all activities relating to development, regulatory approval and commercialization in Japan, as well as funding the associated costs and the Company is required to participate on a joint development committee over linaclotide’s development period. During the three months ended June 30, 2017, the Company and Astellas entered into a commercial API supply agreement (the “Astellas Commercial Supply Agreement”). Pursuant to the Astellas Commercial Supply Agreement, the Company sells linaclotide API supply to Astellas at a contractually defined rate and recognizes revenue related to these sales as collaborative arrangements revenue in accordance with ASC 605. Under the license agreement, the Company receives royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions. These royalties on the sales of LINZESS are recorded one quarter in arrears as the Company does not have access to the royalty reports from Astellas or the ability to estimate the royalty revenue in the period earned.

In 2009, Astellas paid the Company a non‑refundable, up‑front licensing fee of $30.0 million, which was recognized as collaborative arrangements revenue on a straight‑line basis over the Company’s estimate of the period over which linaclotide was developed under the license agreement. The development period was completed in December 2016 upon approval of LINZESS by the Japanese Ministry of Health, Labor and Welfare at which point all previously deferred revenue under the agreement was recognized. During the three and six months ended June 30, 2016, the Company recognized approximately $1.3 million and approximately $2.6 million, respectively, of revenue related to the up‑front licensing fee.

The agreement also includes three development milestone payments that totaled up to $45.0 million, all of which were achieved and recognized as revenue through December 31, 2016. The first milestone payment, consisting of $15.0 million upon enrollment of the first study subject in a Phase III study for linaclotide in Japan, was achieved in November 2014. The second milestone payment, consisting of $15.0 million upon filing of an NDA for linaclotide with the Japanese Ministry of Health, Labor and Welfare, was achieved in February 2016. The third development milestone payment, consisting of $15.0 million upon approval of an NDA by the Japanese Ministry of Health, Labor and Welfare to market linaclotide in Japan, was achieved in December 2016.

During each of the three and six months ended June 30, 2017, the Company recognized approximately $6.0 million in collaborative arrangements revenue from sales of API under the license agreement and the Astellas Commercial Supply Agreement. The royalty on sales of LINZESS in Japan during the three months ended June 30, 2017 relating to the quarter in arrears did not exceed the transfer price of API sold and other contractual deductions during the period. During the three and six months ended June 30, 2016, the Company recognized approximately $2.3 million and approximately $17.0 million, respectively, in collaborative revenue from the upfront licensing fee and milestone payments.

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

The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the three and six months ended June 30, 2016, the Company recognized approximately $0.2 million and approximately $0.3 million, respectively, in collaborative arrangements revenue related to the License Deliverable in connection with the modification to the IDP and development budget in August 2014, as these portions of the Arrangement Consideration were no longer contingent. All amounts allocated to the License Deliverable have been recognized as revenue.

The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company offset an insignificant amount and approximately $0.2 million in research and development costs during the three and six months ended June 30, 2017 respectively, and recognized an insignificant amount in each of the three and six months ended June 30, 2016.

The amount allocated to the Co-Promotion Deliverable was recognized as collaborative arrangements revenue using the proportional performance method, which approximates recognition on a straight-line basis beginning on the date that the Company began to co-promote AstraZeneca’s product through December 31, 2013 (the earliest cancellation date). As of December 31, 2013, the Company completed its obligation related to the Co-Promotion Deliverable.

The Company reassesses the periods of performance for each deliverable at the end of each reporting period.

In March 2017, the Company began providing supply of linaclotide drug product and certain commercialization-related services pursuant to the AstraZeneca Collaboration Agreement. During the six months ended June 30, 2017, the Company recognized approximately $0.2 million, as collaborative arrangements revenue related to linaclotide drug product, as this deliverable was no longer contingent.

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

Activities under the Exact Sciences Co-Promotion Agreement were evaluated in accordance with ASC 605-25, to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the Exact Sciences Co-Promotion Agreement through July 31, 2016: (i) second position sales detailing, (ii) promotional support services, and (iii) medical education services. Each of the deliverables was deemed to have standalone value based on their nature and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined that the BESP for each of the three deliverables approximated the value allocated to the deliverables under the agreement. The revenue related to each deliverable is recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605-25, during the period earned. During the three and six months ended June 30, 2017, the Company recognized approximately $1.3 million and approximately $2.4 million, respectively, and approximately $1.2 million and approximately $1.9 million during the three and six months ended June 30, 2016, respectively, as collaborative arrangements revenue related to this arrangement.

Co-Promotion Agreement with Allergan for VIBERZI

In August 2015, the Company and Allergan entered into an agreement for the co‑promotion of VIBERZI in the U.S., Allergan’s treatment for adults suffering from IBS‑D (the “VIBERZI Co‑Promotion Agreement”). Under the terms of the VIBERZI Co‑Promotion Agreement, the Company’s clinical sales specialists are detailing VIBERZI to the same health care practitioners to whom they detail LINZESS. Allergan is responsible for all costs and activities relating to the commercialization of VIBERZI outside of the co‑promotion.

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

Under the linaclotide collaboration agreement for North America with Allergan, if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as set forth in the agreement; however, certain of these adjustments to the share of the net profits may be reduced or eliminated in connection with the co-promotion activities under the VIBERZI Co-Promotion Agreement through December 31, 2017. In connection with these co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $1.1 million and approximately $2.9 million during the three and six months ended June 30, 2017, respectively, and approximately $1.4 million and approximately $2.6 million during the three and six months ended June 30, 2016, respectively. During the three months ended September 30, 2016, the Company also met the requirement for the minimum number of VIBERZI calls on physicians for 2016, which resulted in the Company’s reversal of an approximately $2.4 million unfavorable adjustment previously recorded to collaborative arrangements revenue related to the linaclotide collaboration agreement with Allergan for North America. This approximately $2.4 million adjustment was originally recorded as an unfavorable adjustment to collaborative arrangements revenue during the six months ended June 30, 2015. During the three and six months ended June 30, 2017, the Company recognized approximately $0.5 million and approximately $0.9 million, respectively, and approximately $0.5 million and approximately $1.0 million during the three and six months ended June 30, 2016, respectively, in collaborative arrangements revenue related to the VIBERZI Co‑Promotion Agreement for the performance of medical education services.

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

The exclusive license for the Allergan License Territory is nontransferable and has certain sublicense restrictions. The Company determined that Allergan had the internal product development and commercialization capabilities that would enable Allergan to use the license for its intended purposes without the involvement of the Company and, therefore, the license had standalone value. The deliverable for the sales detailing services for CANASA and DELZICOL was deemed to have standalone value based on the nature of the services, and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. There is no allocable arrangement consideration at the inception of the arrangement, as the consideration is in the form of royalties and the elimination of a contingent liability. During the three months ended June 30, 2017, the Company did not recognize royalty revenue related to the commercial agreement with Allergan to promote CANASA and DELZICOL.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which approximately $2.5 million had been paid as of June 30, 2017, and $18.0 million for regulatory milestones, none of which had been paid as of June 30, 2017. In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. The Company did not record any research and development expenses associated with the Company’s other collaboration and license agreements during each of the three and six months ended June 30, 2017 and 2016.

5. Product Revenue

In October 2016, the Company began commercializing ZURAMPIC in the U.S. Due to the early stage of the product launch, the Company determined that it was not able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to distributors. As a result, the Company records net product revenue for ZURAMPIC using a deferred revenue recognition model (sell-through). Under the deferred revenue model, the Company does not recognize revenue until ZURAMPIC is prescribed to an end-user. As of June 30, 2017, the Company had approximately $0.2 million of deferred revenue related to ZURAMPIC product in the distribution channel. The Company will continue to evaluate when, if ever, it has sufficient volume of historical activity and visibility into the distribution channel, in order to reasonably make all estimates required under ASC 605 to recognize revenue upon shipment to its distributors. During the three and six months ended June 30, 2017, the Company recognized approximately $0.5 million and approximately $0.8 million, respectively, of revenue related to product sales of ZURAMPIC in the U.S.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$90,745	$90,745	$—	$—
U.S. Treasury securities	16,743	16,743	—	—
U.S. government-sponsored securities	62,846	—	62,846	—
Available-for-sale securities:
U.S. Treasury securities	20,490	20,490	—	—
U.S. government-sponsored securities	70,273	—	70,273	—
Convertible Note Hedges	171,880	—	—	171,880
Total assets measured at fair value	$432,977	$127,978	$133,119	$171,880
Liabilities:
Note Hedge Warrants	$149,458	$—	$—	$149,458
Contingent Consideration	86,198	—	—	86,198
Total liabilities measured at fair value	$235,656	$—	$—	$235,656

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$32,486	$32,486	$—	$—
Available-for-sale securities:
U.S. Treasury securities	115,021	115,021	—	—
U.S. government-sponsored securities	136,191	—	136,191	—
Convertible Note Hedges	132,521	—	—	132,521
Total assets measured at fair value	$416,219	$147,507	$136,191	$132,521
Liabilities:
Note Hedge Warrants	$113,237	$—	$—	$113,237
Contingent Consideration	77,660	—	—	77,660
Total liabilities measured at fair value	$190,897	$—	$—	$190,897

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2017 or 2016.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at June 30, 2017 and December 31, 2016 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at December 31, 2016 approximates fair value as it bears interest at a rate approximating a market interest rate.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of June 30, 2017 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the volatility of the Company’s Class A common stock. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of June 30, 2017 and December 31, 2016:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2017		2016
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	1.9%	2.0%	2.0%	2.1%
Time to maturity	5.0	5.5	5.5	6.0
Stock price (2)	$18.88	$18.88	$15.29	$15.29
Strike price (3)	$16.58	$21.50	$16.58	$21.50
Common stock volatility (4)	44.5%	44.2%	47.4%	45.8%
Dividend yield	—%	—%	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A common stock on the last trading day of the quarter ended June 30, 2017 and December 31, 2016.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Selected volatility based on historical volatility of the Company’s Class A common stock.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 convertible note derivatives from December 31, 2016 through June 30, 2017 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2016	$132,521	$(113,237)
Change in fair value, recorded as a component of gain (loss) on derivatives	39,359	(36,221)
Balance at June 30, 2017	$171,880	$(149,458)

Contingent Consideration

In connection with the Lesinurad Transaction, the Company recorded a liability of $67.9 million as of the Acquisition Date. This valuation was based on a Monte-Carlo simulation, which includes significant estimates related to probability weighted net cash outflow projections, discounted using a yield curve equivalent to the Company’s credit risk, which was the estimated cost of debt financing for market participants. This estimate represents the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca. Changes to these inputs are re-evaluated each reporting period and could materially affect the valuation of the contingent consideration. The estimated fair value of contingent consideration was approximately $86.2 million as of June 30, 2017.

The following table reflects the change in the Company’s Level 3 contingent consideration payable from December 31, 2016 through June 30, 2017 (in thousands):

Contingent
Consideration
Fair value at December 31, 2016	$77,660
Changes in fair value	8,547
Payments/transfers to accrued expenses and other current liabilities	(9)
Fair value at June 30, 2017	$86,198

11% PhaRMA Notes

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of the PhaRMA Notes. The outstanding principal balance of the PhaRMA Notes was redeemed in January 2017. The estimated fair value of the PhaRMA Notes was approximately $134.9 million as of December 31, 2016 and was determined using Level 3 inputs, including a quoted rate.

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 10). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes was approximately $450.5 million and approximately $384.2 million as of June 30, 2017 and December 31, 2016, respectively.

8.375% Notes Due 2026

In September 2016, the Company closed a direct private placement pursuant to which the Company issued $150.0 million in aggregate principal amount of the 2026 Notes in January 2017. The estimated fair value of the 2026 Notes was approximately $155.8 million as of June 30, 2017. This valuation was calculated using a discounted cash flow estimate of expected interest and principal payments and was determined using Level 3 inputs, including significant estimates related to expected LINZESS sales and a discount rate equivalent to market participant interest rates.

7. Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at June 30, 2017 and December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2017
U.S. Treasury securities	$20,495	$—	$(5)	$20,490
U.S. government-sponsored securities	70,292	—	(19)	70,273
Total	$90,787	$—	$(24)	$90,763

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
U.S. Treasury securities	$115,026	$6	$(11)	$115,021
U.S. government-sponsored securities	136,193	10	(12)	136,191
Total	$251,219	$16	$(23)	$251,212

The contractual maturities of all securities held at June 30, 2017 are one year or less. There were 24 and 34 available-for-sale securities in an unrealized loss position at June 30, 2017 and December 31, 2016, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at June 30, 2017 and December 31, 2016 was approximately $90.8 million and approximately $111.3 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at June 30, 2017.

There were no sales of available-for-sale securities during each of the three and six months ended June 30, 2017 or 2016. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.

8. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw Materials	$—	$1,010
Work in Progress	—	71
	$—	$1,081

The Company’s inventory represents linaclotide API and drug product that is available for commercial sale.  The Company evaluates inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired is written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. No such impairments of linaclotide API inventory were recorded during the three and six months ended June 30, 2017 or 2016.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Salaries and benefits	$17,827	$25,884
Professional fees	1,407	1,213
Accrued interest	873	971
Repurchasable Stock	—	882
Other	10,710	9,351
	$30,817	$38,301

As of June 30, 2017, other accrued expenses of approximately $10.7 million included approximately $0.6 million related to expenses incurred under the Lesinurad TSA and approximately $1.3 million related to excess non-cancelable ZURAMPIC sample purchase commitments, pursuant to the Company’s forecasts, as a result of a reduction in near-term forecasted demand. As of December 31, 2016, other accrued expenses of approximately $9.4 million included approximately $2.8 million related to expenses incurred under the Lesinurad TSA.

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

The 2026 Notes bear an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year (each an “8.375% Payment Date”) which began on June 15, 2017. Principal of the 2026 Notes will be payable on the 8.375% Payment Dates beginning March 15, 2019. From March 15, 2019, the Company will make quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter (the “8.375% Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the 2026 Notes (the “8.375% Required Interest Amount”). Principal on the 2026 Notes will be repaid in an amount equal to the 8.375% Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the 2026 Notes are based on the 8.375% Synthetic Royalty Amount, which will vary from quarter to quarter, the 2026 Notes may be repaid prior to September 15, 2026, the final legal maturity date.

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

The Company’s outstanding Convertible Note balances as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Liability component:
Principal	$335,699	$335,699
Less: unamortized debt discount	(87,757)	(94,675)
Less: unamortized debt issuance costs	(6,398)	(6,781)
Net carrying amount	$241,544	$234,243
Equity component	$114,199	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through June 30, 2017 was 9.34%. The following table sets forth total interest expense recognized related to the 2022 Notes during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Contractual interest expense	$1,888	$1,888	$3,777	$3,777
Amortization of debt issuance costs	196	161	383	314
Amortization of debt discount	3,497	3,204	6,918	6,339
Total interest expense	$5,581	$5,253	$11,078	$10,430

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

During 2014, the Company entered into an agreement, with the Landlord’s consent, to sublease a portion of its corporate headquarters that it did not intend to use for its operation. In connection with the sublease, as well as a rent escalation tied to the Consumer Price Index and fair market rent pursuant to the terms of the 2007 Lease Agreement, the Company had previously recorded losses related to its obligations to the Landlord associated with the sublet space, net of sublease income in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations”. Pursuant to the 2017 Amendment, the Landlord resumed possession of the space that the Company previously subleased to a third party, and the Company is no longer obligated for the sublease associated with this space. The provisions of the 2007 Lease Agreement governing the space which was previously subleased were terminated and as such, the Company revised its accounting estimates associated with its rent expense and sublease income. Upon the relief of these future liabilities, the Company recorded a gain on the extinguishment of sublease loss of approximately $1.6 million during the three months ended March 31, 2017. The change in accounting estimate associated with rent expense was recognized on a prospective, straight-line basis through May 2017. Rent expenses related to the 2007 Lease Agreement and the 2017 Amendment, net of sublease income, recorded during the three and six months ended June 30, 2017 were approximately $4.5 million and approximately $5.5 million, respectively, and approximately $2.0 million and approximately $7.5 million for the three and six months ended June 30, 2016, respectively.

At June 30, 2017, future minimum lease payments under all non‑cancelable operating lease arrangements were as follows (in thousands):

Total Operating
Lease Payments
2017 (1)	$7,143
2018	16,931
2019	17,609
2020	18,137
2021 and thereafter	79,857
Total future minimum lease payments	$139,677

(1)	Amounts are for the six months ending December 31, 2017.

Commercial Supply Commitments

The Lesinurad CSA with AstraZeneca provides for commercial supply and samples of ZURAMPIC, and, if approved by the FDA, DUZALLO. The Lesinurad CSA includes certain purchase obligations based on the Company’s forecasted demand for commercial product and samples. During the Lesinurad TSA period, title for ZURAMPIC commercial supply and samples do not pass to the Company. Accordingly, the Company records purchases of ZURAMPIC commercial supply and samples from AstraZeneca as prepaid assets until they are sold or used. During the three months ended June 30, 2017, the Company wrote-down an insignificant amount of prepaid ZURAMPIC commercial supply as a result of revised demand forecasts. The write-down was recorded as write-down of lesinurad commercial supply to net realizable value and loss on non-cancelable purchase commitments in the Company’s condensed consolidated statement of operations. During the three months ended March 31, 2017, the Company recorded an expense of approximately $1.3 million for excess non-cancelable ZURAMPIC sample purchase commitments, pursuant to the Company’s forecasts, as a result of a reduction in near-term forecasted demand. This write-down was recorded in selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

Commitments Related to the Collaboration and License Agreements

Pursuant to the Lesinurad License, during the three months ended June 30, 2017, the Company and AstraZeneca agreed to transition the obligation for post-marketing activities required by the FDA from AstraZeneca to the Company in accordance with an agreed upon timeline. The Company estimates that it will incur less than $100.0 million over up to ten years from the Acquisition Date related to these requirements. AstraZeneca is currently obligated to conduct certain of these post-marketing requirement activities on the Company’s behalf, for which the Company is obligated to reimburse AstraZeneca up to $2.0 million during the year ended December 31, 2017.

12. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$3,568	$3,265	$6,192	$5,764
Selling, general and administrative	5,572	4,832	10,227	9,139
	$9,140	$8,097	$16,419	$14,903

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

		Weighted-
		Average
	Number of Shares	Fair Value
	(in thousands)
Outstanding at December 31, 2016	20,455	$11.92
Granted	3,160	16.63
Exercised	(1,598)	9.57
Cancelled	(396)	13.27
Outstanding at June 30, 2017	21,621	$12.75

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expected volatility	46.1%	45.9%	46.1%	46.0%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	2.0%	1.5%	2.0%	1.5%
Expected dividend yield	—%	—%	—%	—%

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

A summary of RSU activity for the six months ended June 30, 2017 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
	(in thousands)
Unvested as of December 31, 2016	1,299	$12.53
Granted	1,267	$16.71
Vested	(224)	$12.86
Forfeited	(72)	$14.43
Unvested as of June 30, 2017	2,270	$14.77

13. Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. The Company had approximately $56.4 million and approximately $63.9 million in related party accounts receivable, net of related party accounts payable, associated with Allergan as of June 30, 2017 and December 31, 2016, respectively.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016.  The Company paid approximately $3.0 million and approximately $6.0 million in insurance premiums to this insurance provider during the three and six months ended June 30, 2017, respectively, and approximately $1.9 million and approximately $3.8 million during the three and six months ended June 30, 2016, respectively. At June 30, 2017 and December 31, 2016, the Company had no accounts payable due to this related party, respectively.

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

We and our partner Allergan plc (together with its affiliates), or Allergan, began commercializing LINZESS in the U.S. in December 2012. Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Allergan has an exclusive license from us to develop and commercialize linaclotide in the Allergan License Territory, which is comprised of all countries other than China, Hong Kong, Macau, Japan and the countries and territories of North America. On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan will pay us a royalty as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS. Astellas Pharma Inc., or Astellas, our partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C and is developing linaclotide for the treatment of patients with chronic constipation in Japan. In October 2012, we entered into a collaboration agreement with AstraZeneca AB (together with its affiliates), or AstraZeneca, to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In December 2015, we and AstraZeneca filed for approval with the China Food and Drug Administration, or CFDA, to market linaclotide in China.

We and Allergan are also advancing two linaclotide delayed release formulations. Linaclotide delayed release-1, or DR1, is a second-generation product candidate with the potential to improve abdominal pain relief and treat constipation in adult IBS-C patients. Linaclotide delayed release-2, or DR2, is a product candidate with the potential to treat patients with disorders where lower abdominal pain is a predominant symptom, such as non-constipation subtypes of IBS. Further, we and Allergan are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions.

We are advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant with the potential to provide symptomatic relief in patients with uncontrolled GERD. In July 2017, we reported positive top-line data from a Phase IIb clinical trial evaluating IW-3718 in adult patients with uncontrolled GERD.

In June 2016, we closed a transaction with AstraZeneca, or the Lesinurad Transaction, pursuant to which we received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient, or the Lesinurad License, including ZURAMPIC® and DUZALLO®. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration, or FDA, in December 2015 for use in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with uncontrolled gout. In October 2016, we began commercializing ZURAMPIC in the U.S. We are developing DUZALLO, a fixed-dose combination product of lesinurad and allopurinol, an XOI, which is included under the Lesinurad License. In January 2017, the FDA accepted for review a new drug application, or NDA, for DUZALLO for the treatment of hyperuricemia in patients with uncontrolled gout. We have accounted for the Lesinurad Transaction in accordance with Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”, or ASC 805, as the Lesinurad Transaction meets the requirements of a business combination. The transaction is more fully described in Note 3, Business Combination, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

In June 2015, we issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022, or the 2022 Notes. In September 2016, we closed a direct private placement, pursuant to which we subsequently issued $150.0 million in aggregate principal amount of 8.375% notes due 2026, or the 2026 Notes, on January 5, 2017, or the Funding Date. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the 11% PhaRMA Notes due 2024, or the PhaRMA Notes on the Funding Date. The net proceeds from these financings are being used to support the commercialization of LINZESS and ZURAMPIC in the U.S. and to fund linaclotide, lesinurad and other development opportunities to advance our strategy to grow a leading commercial biotechnology company, in addition to other general corporate purposes. These transactions are more fully described in Note 10, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of June 30, 2017, we had an accumulated deficit of approximately $1.3 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

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

Write-down of lesinurad commercial supply to Net Realizable Value and Loss on Non-cancelable Purchase Commitments. During the three months ended June 30, 2017, we wrote-down an insignificant amount of prepaid ZURAMPIC commercial supply as a result of revised demand forecasts.

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

The core of our research and development strategy is to leverage our development capabilities, as well as our pharmacologic expertise, to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, including IBS-C and CIC, abdominal pain associated with lower GI disorders, hyperuricemia associated with uncontrolled gout, uncontrolled GERD, and vascular and fibrotic diseases.

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

Our linaclotide development opportunities also include linaclotide delayed release formulations. DR1 is a targeted oral delivery formulation of linaclotide designed to potentially improve abdominal pain relief and treat constipation in adult IBS-C patients. DR2 is a product candidate with the potential to treat patients with disorders where lower abdominal pain is a predominant symptom, such as non-constipated subtypes of IBS. Additionally, we and Allergan are evaluating linaclotide as a potential treatment of the GI dysfunction associated with opioid-induced constipation, or OIC, in adult patients and have established a plan with the FDA for clinical pediatric studies with linaclotide, as described below.

Lesinurad. Lesinurad 200mg tablets were approved as ZURAMPIC by the FDA in December 2015. In October 2016, we began commercializing ZURAMPIC in the U.S. In January 2017, the FDA accepted for review an NDA for DUZALLO, the fixed-dose combination product of lesinurad and allopurinol.

The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. Subject to the terms of the Lesinurad License, AstraZeneca is obligated to conduct certain activities related to this post-marketing clinical study and we are obligated to reimburse AstraZeneca for such activities. Pursuant to the Lesinurad License, during the three months ended June 30, 2017, we and AstraZeneca agreed to transition the obligation for post-marketing activities required by the FDA from AstraZeneca to us in accordance with an agreed-upon timeline. The post-marketing requirements for lesinurad are estimated to be less than $100.0 million over up to ten years from June 2, 2016, or the Acquisition Date.

Development Candidates.  We are advancing our uncontrolled GERD program through the development of IW-3718, a gastric retentive formulation of a bile acid sequestrant.

Within our vascular and fibrotic disease program, we are leveraging our pharmacological expertise in GC pathways gained through the discovery and development of linaclotide to advance development programs targeting sGC. We are currently progressing our first two sGC candidates in clinical development, IW-1973 and IW-1701, which have distinct pharmacologic profiles that we believe may be differentiating and enable opportunities in multiple indications.

We have additional assets in early development that we continue to advance, and we are exploring strategic options for further development of these assets.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC pathways.

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2017 and 2016. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Linaclotide(1)	$8,665	$9,618	$16,916	$20,353
Lesinurad(2)	4,287	2,862	9,167	2,862
Development candidates:
GI disorders (three compounds)(3)	4,887	6,188	10,609	14,770
Vascular and fibrotic disorders (two compounds)(3)	14,210	7,063	24,215	13,550
Central nervous system disorders (one compound)(3)	2	142	32	707
Total development candidates	19,099	13,393	34,856	29,027
Discovery research	5,293	5,809	10,107	11,282
	$37,344	$31,682	$71,046	$63,524

(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.
(3)	Number of compounds includes clinical-stage development candidates for the three months ended June 30, 2017.

Since 2004, the date we began tracking costs by program, we have incurred approximately $412.7 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

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

In December 2015, the FDA approved ZURAMPIC for use in conjunction with an XOI for the treatment of hyperuricemia associated with uncontrolled gout. In connection with the FDA approval, the FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of ZURAMPIC, and has required that enrollment include patients with moderate renal impairment. Pursuant to the Lesinurad License, during the three months ended June 30, 2017, we and AstraZeneca agreed to transition the obligation for post-marketing activities required by the FDA from AstraZeneca to us in accordance with an agreed upon timeline. The post-marketing requirements for lesinurad are estimated to be less than $100.0 million over up to ten years from the Acquisition Date.

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

During the three and six months ended June 30, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or SEC, on February 22, 2017, or the 2016 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$64,612	$54,350	$116,489	$120,392
Product revenue	465	—	754	—
Total revenues	65,077	54,350	117,243	120,392
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible asset	3,502	—	4,033	—
Write-down of lesinurad commercial supply to net realizable value and loss on non-cancellable purchase commitments	96	—	96	—
Research and development	37,344	31,682	71,046	63,524
Selling, general and administrative	57,792	36,918	113,396	73,086
Amortization of acquired intangible asset	421	1,065	841	1,065
Loss on fair value remeasurement of contingent consideration	6,933	—	8,547	—
Total cost and expenses	106,088	69,665	197,959	137,675
Loss from operations	(41,011)	(15,315)	(80,716)	(17,283)
Other (expense) income:
Interest expense	(9,046)	(9,827)	(18,029)	(19,734)
Interest and investment income	496	295	891	516
Gain on derivatives	5,337	3,145	3,138	1,502
Loss on extinguishment of debt	—	—	(2,009)	—
Other expense, net	(3,213)	(6,387)	(16,009)	(17,716)
Net loss	$(44,224)	$(21,702)	$(96,725)	$(34,999)

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$64,612	$54,350	$10,262	19%	$116,489	$120,392	$(3,903)	(3)%
Product revenue, net	465	—	465	100%	754	—	754	100%
Total revenues	65,077	54,350	10,727	20%	117,243	120,392	(3,149)	(3)%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $10.3 million for the three months ended June 30, 2017 compared to the three months ended June 30,

2016 was primarily related to an approximately $8.0 million increase in our share of the net profits from the sale of LINZESS in the U.S.; and an approximately $4.5 million increase in net revenue from shipments of linaclotide API to our linaclotide partners. The increases were partially offset by an approximately $2.3 million decrease due to revenue recognized related to the recognition of upfront payments and development milestones under our license agreement with Astellas in 2016.

The decrease in revenue from collaborative arrangements of approximately $3.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily related to an approximately $17.0 million decrease attributable to the recognition of upfront payments and development milestones achieved under our license agreement with Astellas in 2016. The decreases were partially offset by an approximately $10.8 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $1.7 million increase in net revenue from shipments of linaclotide API and drug product to our linaclotide partners; and an approximately $0.6 million increase in revenue under the Cologuard Co-Promotion Agreement with Exact Sciences.

Product Revenue, net. The increase in net product revenue of approximately $0.5 million and approximately $0.8 million for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, respectively, is due to the recognition of net product sales of ZURAMPIC in the U.S. in 2017 based on prescription demand. We began commercializing ZURAMPIC in the U.S. in October 2016.

Cost and Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible asset	$3,502	$—	$3,502	100%	$4,033	$—	$4,033	100%
Write-down of lesinurad commercial supply to net realizable value and loss on non-cancellable purchase commitments	96	—	96	100%	96	—	96	100%
Research and development	37,344	31,682	5,662	18%	71,046	63,524	7,522	12%
Selling, general and administrative	57,792	36,918	20,874	57%	113,396	73,086	40,310	55%
Amortization of acquired intangible asset	421	1,065	(644)	(60)%	841	1,065	(224)	(21)%
Loss on fair value remeasurement of contingent consideration	6,933	—	6,933	100%	8,547	—	8,547	100%
Total cost and expenses	$106,088	$69,665	$36,423	52%	$197,959	$137,675	$60,284	44%

Cost of Revenue, excluding amortization of acquired intangible asset.  The increase of approximately $3.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily related to an increase of approximately $2.9 million due to higher sales of linaclotide API to our partners, and approximately $0.6 million in costs associated with ZURAMPIC product sales. The increase of approximately $4.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily related to an increase of approximately $3.0 million due to higher sales of linaclotide API to our partners, and approximately $1.0 million in costs associated with ZURAMPIC product sales. In October 2016, we began commercializing ZURAMPIC in the U.S.

Write-down of lesinurad commercial supply to net realizable value and loss on non-cancelable purchase commitments. The insignificant increase in write-down of lesinurad commercial supply and loss on non-cancelable purchase commitments for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, was related to the write-down of prepaid ZURAMPIC commercial supply as a result of revised demand forecasts.

Research and Development Expense.  The increase in research and development expense of approximately $5.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily related to an increase of approximately $3.1 million in research costs related to our early-stage pipeline candidates; an increase of approximately $0.9 million in compensation, benefits and other employee-related expenses primarily associated with increased headcount; an increase of approximately $0.6 million in professional services, including consulting and contractor expenses; an increase of approximately $0.6 million related to lesinurad development; and an increase of approximately $0.5 million in operating costs, including information technology-related costs allocated to research and development. These increases were partially offset by a decrease of approximately $0.3 million in external costs related to the development of linaclotide, net of reimbursements related to our linaclotide collaboration with Allergan for North America.

The increase in research and development expense of approximately $7.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily related to an increase of approximately $3.8 million in research costs related to our early-stage pipeline candidates; an increase of approximately $3.4 million in costs related to lesinurad development; an increase of approximately $2.4 million in compensation, benefits and other employee-related expenses primarily associated with increased headcount; an increase of approximately $1.2 million in professional services, including consulting and contractor expenses; and an increase of approximately $0.6 million in operating costs, including information technology-related costs allocated to research and development. These increases were partially offset by a decrease of approximately $2.4 million in facility costs such as rent and amortization of leasehold improvements allocated to research and development; and a decrease of approximately $1.5 million in external costs related to the development of linaclotide, net of reimbursements related to our linaclotide collaboration with Allergan for North America.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $20.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily as a result of increases in our workforce and infrastructure expenses due to the launch and commercialization of ZURAMPIC in the U.S. These increases include an approximately $9.6 million increase in compensation, benefits and other employee-related expenses associated with the increased headcount primarily in our field sales force; an approximately $4.5 million increase in costs associated with selling expenses and marketing programs; an approximately $2.9 million increase in costs related to facilities and information technology infrastructure, including rent; an approximately $2.1 million increase in external consulting costs and other service costs; and an approximately $1.8 million increase in costs associated with transitional support services related to the Lesinurad Transaction.

Selling, general and administrative expenses increased approximately $40.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily as a result of increases in our workforce and infrastructure expenses in support of the launch and commercialization of ZURAMPIC in the U.S. These increases include an approximately $18.1 million increase in compensation, benefits and other employee-related expenses associated with the increased headcount primarily in our field sales force; an approximately $9.8 million increase in costs associated with selling expenses and marketing programs; an approximately $5.1 million increase in external consulting costs and other service costs; an approximately $4.5 million increase in costs associated with transitional support services related to the Lesinurad Transaction; an approximately $1.5 million increase in costs related to facilities and information technology infrastructure, including rent; and an approximately $1.3 million increase in sample expenses related to excess non-cancelable ZURAMPIC sample purchase commitments, pursuant to our forecasts, as a result of a reduction in near-term forecasted demand.

Amortization of Acquired Intangible Asset.  The decrease in amortization of acquired intangible assets expense of approximately $0.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and approximately $0.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, was due to the purchase price allocation adjustments recorded during the measurement period of the Lesinurad Transaction. The amount allocated to the ZURAMPIC intangible asset will be amortized on a straight-line basis over its estimated useful life of 13 years from the Acquisition Date, the period of estimated future cash flows.

Loss on Fair Value remeasurement of contingent consideration. The increase in the loss on fair value of the contingent consideration obligation of approximately $6.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, as well as the increase of approximately $8.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the passage of time and changes in the yield curve equivalent to our credit risk, which was the estimated cost of debt financing for similar market participants used in the valuation.

Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(9,046)	$(9,827)	$781	(8)%	$(18,029)	$(19,734)	$1,705	(9)%
Interest and investment income	496	295	201	68%	891	516	375	73%
Gain on derivatives	5,337	3,145	2,192	70%	3,138	1,502	1,636	109%
Loss on extinguishment of debt	—	—	—	—%	(2,009)	—	(2,009)	(100)%
Total other expense, net	$(3,213)	$(6,387)	$3,174	(50)%	$(16,009)	$(17,716)	$1,707	(10)%

Interest expense decreased by approximately $0.8 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, mainly due to a decrease of approximately $1.1 million in interest expense associated with the redemption of the PhaRMA Notes, as the 2026 Notes have a lower interest rate compared to the PhaRMA Notes, partially offset by an approximately $0.3 million increase in interest expense associated with the 2022 Notes. Interest expense decreased by approximately $1.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, mainly due to a decrease of approximately $2.3 million in interest expense associated with the redemption of the PhaRMA Notes, as the 2026 Notes have a lower interest rate compared to the PhaRMA Notes, partially offset by an approximately $0.6 million increase in interest expense associated with the 2022 Notes.

Interest and investment income increased by approximately $0.2 million and approximately $0.4 million during the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively, mainly due to an increase in the available-for-sale investments balance during 2017.

For the three months ended June 30, 2017, we recorded a gain on derivatives of approximately $5.3 million resulting from an approximately $21.4 million increase in the fair value of the Convertible Note Hedges and an approximately $16.1 million increase in the fair value of the Note Hedge Warrants. For the three months ended June 30, 2016, we recorded a gain on derivatives of approximately $3.1 million resulting from an approximately $21.8 million increase in the fair value of the Convertible Note Hedges and an approximately $18.7 million increase in the fair value of the Note Hedge Warrants.

For the six months ended June 30, 2017, we recorded a gain on derivatives of approximately $3.1 million resulting from an approximately $39.3 million increase in the fair value of the Convertible Note Hedges and an approximately $36.2 million increase in the fair value of the Note Hedge Warrants. For the six months ended June 30, 2016, we recorded a gain on derivatives of approximately $1.5 million resulting from an approximately $13.0 million increase in the fair value of the Convertible Note Hedges and an approximately $11.5 million decrease in the fair value of the Note Hedge Warrants.

Loss on extinguishment of debt was approximately $2.0 million during the six months ended June 30, 2017. This is due to the write-off of the remaining unamortized debt issuance costs on the PhaRMA Notes as part of the redemption in January 2017.

Liquidity and Capital Resources

At June 30, 2017, we had approximately $272.9 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds, U.S. Treasury Securities and U.S. government sponsored securities. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A+ rated, with a remaining maturity when purchased of less than twelve months, so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2017, our balances of cash, cash equivalents and available-for-sale securities decreased approximately $32.3 million. This decrease is primarily due to approximately $134.3 million paid to redeem our outstanding PhaRMA Notes, as well as the approximately $59.1 million of cash used to operate our business, including payments related to, among other things, research and development, and selling, general and administrative expenses as we continue to invest in our research pipeline and support the continued commercialization of our products. We also invested approximately $1.8 million in capital expenditures, and made payments of approximately $1.6 million on capital lease obligations. These cash outflows were partially offset by approximately $146.3 million in proceeds from the issuance of the 2026 Notes, and approximately $18.5 million in proceeds from the exercise of stock options.

In September 2016, we closed a direct private placement, pursuant to which we issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on January 5, 2017.  The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the PhaRMA Notes on the Funding Date. We began making interest payments on June 15, 2017.  From March 15, 2019, we are obligated to make quarterly payments on the 2026 Notes. Given the principal payments on the 2026 Notes will vary from quarter to quarter, the 2026 Notes may be repaid prior to September 15, 2026, the final legal maturity date.

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

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of June 30, 2017, we had an accumulated deficit of approximately $1.3 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015 and approximately $11.2 million of net proceeds, after fees and the redemption of the PhaRMA Notes, from the issuance of $150.0 million in aggregate principal amount of the 2026 Notes in January 2017.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive substantially all of our revenue from this collaboration. Additionally, we began commercializing ZURAMPIC in the U.S. for the treatment of uncontrolled gout in the fourth quarter of 2016. We are also deploying significant resources to advance product opportunities in IBS-C/CIC, abdominal pain associated with lower GI disorders, hyperuricemia associated with uncontrolled gout, uncontrolled GERD, and vascular and fibrotic diseases. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS, ZURAMPIC, DUZALLO (if approved), and financial discipline.  However, we have not achieved positive cash flows from operations to date.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties from Allergan based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities including sales of ZURAMPIC, DUZALLO (if approved) and any other product, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, develop and commercialize lesinurad in the U.S., and continue to invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of June 30, 2017 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2016 Annual Report on Form 10-K. There have not been any material changes from the contractual commitments and obligations previously disclosed in our 2016 Annual Report on Form 10-K other than a change in estimated obligations due to our landlord under the terms of our operating lease, entered into in January 2007, as amended, for our Cambridge, Massachusetts corporate headquarters and a reduction in reimbursement obligations to AstraZeneca under the Lesinurad License. These changes are more fully described in Note 11, Commitments and Contingencies, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, Summary of Significant Accounting Policies, in our 2016 Annual Report on Form 10-K and Note 1, Nature of Business, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and six months ended June 30, 2017 that had a material effect on our condensed consolidated financial statements included in this report.

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

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the indenture that governs the 2022 Notes) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of June 30, 2017, the fair value of the 2022 Notes was estimated by us to be $450.5 million. The 2022 Notes are more fully described in Note 6, Fair Value of Financial Instruments, and Note 10, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2017 and 2016 had a significant impact on our results of operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Actions in which we are the Plaintiff

LINZESS

We and Allergan have received Paragraph IV certification notice letters, or Notice Letters, regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (145 mcg and 290 mcg), or the Potential Generic Products, proposed generic versions of our FDA-approved drug LINZESS.  In October 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva. Teva’s Notice Letter contends that the United States patents for LINZESS (U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, and 8,110,553 (expiring 2024); 7,304,036 (expiring 2026); and 8,748,573, 8,802,628, and 8,933,030 (expiring 2031), or the Challenged Patents) listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, are invalid, unenforceable and/or would not be infringed by Teva’s manufacture, use, sale or offer for sale of the Potential Generic Products.  Also in October 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Aurobindo Pharma Ltd., or Aurobindo.  Aurobindo’s Notice Letter contends that certain of the Challenged Patents (U.S. Patent Nos. 8,748,573, 8,802,628, and 8,933,030 (expiring 2031)) are invalid and/or would not be infringed by Aurobindo’s manufacture, use, sale or offer for sale of the Potential Generic Products. In July 2017, we received a second Notice Letter relating to the ANDA submitted to the FDA by Aurobindo. Aurobindo’s second Notice Letter contends that the other Challenged Patents (U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, 8,110,553, and 7,304,036) are invalid and/or would not be infringed by Aurobindo’s manufacture, use, sale or offer for sale of the Potential Generic Products. In November 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Sandoz Inc., or Sandoz. Sandoz’s Notice Letter contends that all of the Challenged Patents are invalid, unenforceable and/or would not be infringed by Sandoz’s manufacture, use, sale or offer for sale of the Potential Generic Products.  Also in November 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Mylan Pharmaceuticals Inc., or Mylan.  Mylan’s Notice Letter contends that all of the Challenged Patents are invalid, unenforceable and/or would not be infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential Generic Products.  In May 2017, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Sun Pharma Global FZE, or Sun.  Sun’s Notice Letter contends that certain of the Challenged Patents (U.S. Patent Nos. 8,748,573, 8,802,628, and 8,933,030 (expiring 2031)) are invalid and/or would not be infringed by Sun’s manufacture, use, sale or offer for sale of the Potential Generic Products.

In response to the four ANDAs received in 2016, we and Allergan filed a lawsuit against these generic drug manufacturers in Delaware District Court in November 2016.  We asserted that the Challenged Patents are valid and infringed by Teva, Sandoz and Mylan, and that U.S. Patent No. 8,933,030 is valid and infringed by Aurobindo and an affiliate of Aurobindo.  In June 2017, we and Allergan filed a lawsuit against Sun and an affiliate of Sun in Delaware District Court.  We asserted that U.S. Patent No. 8,933,030 is valid and infringed by Sun and its affiliate.    In accordance with the Hatch-Waxman Act, the timely filing of the lawsuits against the ANDA filers triggered an automatic stay of the FDA’s approval of the five ANDAs until February 29, 2020 (unless there is a final court decision adverse to us and Allergan sooner).  Mylan responded in December 2016, asserting defenses of, among other things, lack of subject matter and personal jurisdiction and improper venue.  In January 2017, each of Teva and Sandoz filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of the Challenged Patents.  In April 2017, Aurobindo filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 8,933,030.  On July 13, 2017, Mylan filed a motion to dismiss for improper venue.  Trial is scheduled in June 2019 for the action involving Teva, Sandoz, Mylan and Aurobindo.

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

The most commonly reported adverse reaction since linaclotide became commercially available, as well as in the clinical trials for linaclotide in IBS-C and CIC, has been diarrhea. In the linaclotide Phase III IBS-C and CIC trials, severe diarrhea was reported in 2% or less of the linaclotide-treated patients and its incidence was similar between the IBS-C and CIC populations. Linaclotide has been prescribed to more than one and a half million patients since its launch in the U.S. and other territories beginning in December 2012, and, as a result, it has been used in wider populations and in less rigorously controlled environments than in the clinical studies supporting its approval.

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

The FDA-approved label for ZURAMPIC contains a boxed warning about the risk of acute renal failure with ZURAMPIC, which is more common when ZURAMPIC is used without an XOI.  ZURAMPIC is contraindicated in patients with severe renal impairment or end-stage renal diseases, kidney transplant recipients, patients on dialysis or patients with tumor lysis syndrome or Lesch-Nyhan syndrome.  The FDA has required that a post-marketing clinical study be conducted to further evaluate the renal and cardiovascular safety of ZURAMPIC, which AstraZeneca is currently conducting on our behalf, and which is discussed below.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture active pharmaceutical ingredient, or API, and final drug product, and to distribute that drug product to third party purchasers. With respect to linaclotide, we and certain of our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered territories. Each of Allergan and Astellas is responsible for linaclotide drug product and finished goods manufacturing (including bottling and packaging) for its respective territories, and distributing the finished goods to wholesalers. Among our linaclotide drug product manufacturers, only Allergan has significant experience in manufacturing linaclotide on a commercial scale. We have an agreement with an independent third party to serve as an additional source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca for linaclotide, we are accountable for drug product and finished goods manufacturing for China and Macau, and for drug product manufacturing for Hong Kong, with AstraZeneca accountable for finished goods manufacturing for Hong Kong.

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

Even if the commercialization of ZURAMPIC and the integration of the Lesinurad Business are successful, we may fail to further our business strategy as anticipated or to achieve anticipated benefits and success.  We have made assumptions relating to the impact of the Lesinurad Business on our financial results relating to numerous matters, including the amount of goodwill and intangible assets related to the Lesinurad Business, the cost of development and commercialization of ZURAMPIC and other potential lesinurad products, the likelihood of approval of DUZALLO, the fixed dose combination product containing lesinurad and allopurinol, and the associated costs and impact and the other financial and strategic risks related to the acquisition of the Lesinurad Business.  We may incur higher than expected operating, transaction and integration costs, and we may encounter general economic and business conditions that adversely affect the Lesinurad Business.  If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from the acquisition of the Lesinurad Business may not be realized or be of the magnitude expected.

We rely on AstraZeneca to provide critical support services in our efforts to market and sell ZURAMPIC in the U.S. and to conduct certain development, regulatory and safety activities for lesinurad.

As part of our acquisition of the Lesinurad Business, AstraZeneca has agreed to provide us with critical transition services, including services related to market access and reimbursement, sales and distribution and certain finance and financial reporting services. AstraZeneca is also obligated to undertake certain development, regulatory and safety activities relating to lesinurad, including certain activities related to the post-marketing clinical trial for ZURAMPIC required by the FDA (the conduct of which we and AstraZeneca have agreed to transition to us) and many activities for DUZALLO.  We need to work collaboratively with AstraZeneca to ensure that such services are provided in an effective and timely manner. We have limited ability to control the amount or timing of resources that AstraZeneca devotes to such services. If AstraZeneca fails to devote sufficient time and resources to conducting such services, performs such services in a substandard manner, materially breaches its obligations to conduct such services or undergoes a change of control, it will delay or hinder our ability to successfully commercialize ZURAMPIC and will delay the potential approval of a regulatory application for DUZALLO.  Additionally, if AstraZeneca (before transfer of such obligation to us) fails to conduct and complete activities related to the post-marketing clinical trial for ZURAMPIC in an effective, compliant and timely manner, the FDA may impose additional restrictions on the use of ZURAMPIC until the post-marketing clinical trial is completed and the further development of lesinurad may be delayed.

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

Allergan played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Allergan holds the new drug application, or NDA, for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Allergan. Allergan is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan, China, Hong Kong and Macau.  Allergan is commercializing LINZESS in Mexico and CONSTELLA in Canada, as well as commercializing CONSTELLA in certain countries in Europe. Astellas, our partner in Japan, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its territory. Further, we are jointly overseeing the development, and will jointly oversee the commercialization, of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution. Each of Astellas, AstraZeneca and Allergan is responsible for commercializing linaclotide in its respective territory, if approved. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory, and AstraZeneca is responsible for finished goods manufacturing for Hong Kong only. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

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

ZURAMPIC is contraindicated in patients with severe renal impairment or end-stage renal diseases, kidney transplant recipients, patients on dialysis or patients with tumor lysis syndrome or Lesch-Nyhan syndrome.  ZURAMPIC is approved for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout, and there is a boxed warning about the risk of acute renal failure with ZURAMPIC, which is more common when ZURAMPIC is used without an XOI. The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of ZURAMPIC, and has required that enrollment include patients with moderate renal impairment. We rely exclusively on AstraZeneca as our supplier of drug product for such study and other development activities pursuant to our clinical supply agreement.  If, for any reason, AstraZeneca is unable or unwilling to perform under our clinical supply agreement or if AstraZeneca performs poorly, our ability to, among other things, complete the post-marketing clinical study for ZURAMPIC could be delayed or we may not be able to complete it at all.  Additionally, as the holder of the approved NDA for ZURAMPIC, we are obligated to monitor and report adverse events and any failure of ZURAMPIC to meet the specifications in the NDA, to submit new or supplemental applications and to obtain FDA approval for certain changes to ZURAMPIC, including changes to its product labeling and manufacturing process.

These post-approval requirements impose burdens and costs on us.  Failure to effectively, appropriately and timely conduct and complete the required studies relating to LINZESS and ZURAMPIC, monitor and report adverse events and meet our other post-approval commitments would lead to negative regulatory action at the FDA, which could include withdrawal of regulatory approval of our products for their currently approved indications and patient populations.

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

The U.S. government and individual states have been aggressively pursuing healthcare reform, as evidenced by the passing of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010, or the ACA. These healthcare reform laws contain several cost containment measures that could adversely affect our future revenue, including, for example, increased drug rebates under Medicaid for brand name prescription drugs, extension of Medicaid rebates to Medicaid managed care plans, and extension of so-called 340B discounted pricing on pharmaceuticals sold to certain healthcare providers. Additional provisions of the healthcare reform laws that may negatively affect our future revenue and prospects for profitability include the assessment of an annual fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid, as well as mandatory discounts on pharmaceuticals sold to certain Medicare Part D beneficiaries. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. In addition, we face uncertainties because there have been and may be additional federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us.

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

The Food and Drug Administration Amendments Act of 2007 also provides the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatrics and we and AstraZeneca have established a clinical post-marketing plan with the FDA to further evaluate the renal and cardiovascular safety of ZURAMPIC, each of which is discussed above. The FDA’s exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of our products, and could result in potential restrictions on the sale and/or distribution of our products, even in such products’ approved indications and patient populations.

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

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) and two patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation. We also have additional U.S. patents and applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS, including a patent expiring in 2033 covering a component of LINZESS as well as formulations comprising linaclotide and this component. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the U.S. Patent and Trademark Office, or the USPTO, in the future. If any or all of our LINZESS-related patents were invalidated, we would still have at least five years of marketing exclusivity under the Hatch-Waxman Act from FDA approval of LINZESS. We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.  In March 2013, an opposition to one of our granted patents covering linaclotide was filed in Europe. In April 2015, the patent was upheld in its entirety by the European Patent Office, affirming the strength of our intellectual property and our belief that the opposition was without merit. We believe that this patent was appropriately granted but we cannot be certain of this until the opposition proceedings, including the associated appeals process, are complete. While the opposition is ongoing, we will incur additional expense and be required to focus additional efforts on the proceedings. Moreover, a successful outcome in the opposition does not preclude a later challenge to this or other of our patents in the courts.  Even if this patent were ultimately found to be invalid, we have other composition of matter- and use-related linaclotide patents that are granted and in force, and we believe these patents provide strong and sufficient patent protection in Europe.

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

Furthermore, the America Invents Act, which was signed into law in 2011, has made several major changes in the U.S. patent statutes. These changes permit third parties to challenge our patents more easily and create uncertainty with respect to the interpretation and practice of U.S. patent law.  Moreover, the U.S. Supreme Court has ruled on several patent cases in recent years, narrowing the scope of patent protection available and weakening the rights of patent owners in certain circumstances. Depending on the impact of these decisions and other actions by the U.S. Congress, the federal courts, the USPTO, and their foreign counterparts, the laws and regulations governing patents may change, or their interpretation or implementation may change, in unpredictable ways that could impact, potentially adversely, our ability to obtain new patents or to enforce and defend patents that we have already obtained or that we might obtain in the future.  For example, such changes may increase the costs and complexity associated with obtaining, enforcing or defending our patents, including in abbreviated new drug application, or ANDA, litigation.

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

We have received notices of Paragraph IV certifications related to linaclotide in conjunction with ANDAs filed by generic drug manufacturers, and may receive additional notices from others in the future.  We have, and may continue to, become involved in legal proceedings to protect or enforce the patents relating to our products and our product candidates, which could be expensive and time consuming, and unfavorable outcomes in such proceedings could have a material adverse effect on our business.

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

After evaluation, we may file patent infringement lawsuits or take other action against the companies making ANDA filings.  If a patent infringement suit has been filed within 45 days of receipt of a notice letter, the FDA is not permitted to approve any ANDA that is the subject of such lawsuit for 30 months from the date of the NDA holder’s and patent owner’s receipt of the ANDA filer’s notice letter, or until a court decides that the relevant patents are invalid, unenforceable and/or not infringed. In the case of suits filed before expiration of the new chemical entity, or NCE, exclusivity period for a particular drug, the 30-month stay would be calculated from the end of the applicable NCE exclusivity period.  In addition to shortening the 30-month stay based on a decision that the relevant patents are invalid, unenforceable and/or not infringed, a court can also shorten or lengthen the 30-month stay under certain limited circumstances.  The NCE exclusivity period for LINZESS expires on August 30, 2017, extending the 30-month stay for any ANDA that is the subject of the patent infringement lawsuits filed by us before such expiration date to February 29, 2020 (absent any of the foregoing adjustments).  We have filed patent infringement lawsuits against the companies making such ANDA filings.  For additional information relating to such lawsuits, see Item 1, Legal Proceedings, elsewhere in this Quarterly Report on Form 10-Q.

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

Patent litigation (including any lawsuits that we file against generic drug manufacturers in connection with the receipt of a notice letter), IPRs and PGRs involve complex legal and factual questions and we may need to devote significant resources to such legal proceedings. We can provide no assurance concerning the duration or the outcome of any such patent-related lawsuits or administrative proceedings, including any settlements or other resolutions thereof which could, in addition to other risks, result in a shortening of exclusivity periods. An adverse result in any litigation or defense proceedings could put one or more of the patents relating to our products and our product candidates at risk of being invalidated or interpreted narrowly, or could otherwise result in a loss of patent protection for the product or product candidate at issue, and could put our patent applications at risk of not issuing, which would materially harm our business. Upon any loss of patent protection for one of our products, or upon an “at-risk” launch (despite pending patent infringement litigation, before any court decision or while an appeal of a lower court decision is pending) by a manufacturer of a generic version of one of our patented products, our revenues for that product could be significantly reduced in a short period of time, which would materially and adversely affect our business.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our 11% PhaRMA Notes due 2024, or the PhaRMA Notes, related to the sales of LINZESS in the U.S. (which were redeemed, in full, in connection with the funding and issuance in January 2017 of our 8.375% Notes due 2026, or the 2026 Notes) and our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and we have incurred losses in each year since our inception in 1998. We currently derive substantially all of our revenue from our LINZESS collaboration with Allergan for the U.S.  We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. We incurred net losses of approximately $96.7 million and approximately $35.0 million in the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of approximately $1.3 billion. We cannot be certain that sales of LINZESS and ZURAMPIC, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and lesinurad, and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for LINZESS and ZURAMPIC and our other commercial activities, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, this will have an adverse effect on our stockholders’ equity and working capital.

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

•

the rate of progress and the costs associated with development of lesinurad, including costs for which we are required to reimburse AstraZeneca for conducting certain activities related to the post-marketing clinical trial for ZURAMPIC required by the FDA (the conduct of which we and AstraZeneca have agreed to transition to us) and many activities for DUZALLO, as well as for providing transition services;

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

In January 2017, we issued, in connection with the redemption of our PhaRMA Notes, $150.0 million aggregate principal amount of our 2026 Notes bearing an annual interest rate of 8.375% and in June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes bearing an annual interest rate of 2.25%. Semi-annual payments on our 2022 Notes commenced on December 15, 2015.  Quarterly interest payments on our 2026 Notes commenced on June 15, 2017 and, pursuant to the associated indenture, beginning in March 2019 we are obligated to make quarterly payments on our 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter and (ii) the accrued and unpaid interest on the 2026 Notes. Principal on the 2026 Notes is to be repaid in an amount equal to the difference between (i) and (ii) above, when this is a positive number, until the principal has been paid in full. We expect that for the next few years, at a minimum, the net quarterly payments from Allergan will be a significant source of cash flow from operations. If the cash flows derived from the net quarterly payments that we receive from Allergan under the collaboration agreement for North America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether Allergan will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Allergan under the collaboration agreement for North America. Accordingly, since we cannot guarantee when, or if, our company will become profitable or cash flow positive, we cannot provide assurances that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Allergan, (ii) there will be a net quarterly payment from Allergan at all or (iii) we will not also be required to make a true-up payment to Allergan under the collaboration agreement for North America, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of June 30, 2017, we had total indebtedness of approximately $485.7 million and available cash, cash equivalents and available for sale securities of approximately $272.9 million. We chose to issue our 2026 Notes (in connection with the redemption, in full, of our PhaRMA Notes) and our 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of June 30, 2017, there were 135,030,974 and 14,524,306 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 19,900,017 and 1,720,520 outstanding stock options (vested and unvested) and 2,270,139 and no unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively.  As of June 30, 2017, the holders of our Class A common stock own approximately 90% and the holders of our Class B common stock own approximately 10% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 48% and holders of our Class B common stock have approximately 52% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

Ironwood Pharmaceuticals, Inc.

Date: August 3, 2017	By:	/s/ PETER M. HECHT
Peter M. Hecht
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2017	By:	/s/ GINA CONSYLMAN
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