Form 10-Q
period 2017-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2017-11-02
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 135,391,767 shares of Class A common stock outstanding and 14,364,193 shares of Class B common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;

•	the timing, investment and associated activities involved in commercializing LINZESS® by us and Allergan plc in the U.S. and ZURAMPIC® and DUZALLO® by us in the U.S.;

•	the timing and execution of the launches and commercialization of CONSTELLA® in Europe and LINZESS in Japan;

•

the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;

•	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;

•

our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide and lesinurad active pharmaceutical ingredient, drug product and finished goods, as applicable, on a commercial scale;

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

•

our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting;

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$162,640	$54,004
Available-for-sale securities	62,777	251,212
Accounts receivable	4,280	933
Related party accounts receivable, net	75,803	63,921
Inventory	479	1,081
Prepaid expenses and other current assets	8,074	9,030
Total current assets	314,053	380,181
Restricted cash	7,057	8,247
Property and equipment, net	17,175	20,512
Convertible note hedges	121,836	132,521
Intangible assets, net	163,381	166,119
Goodwill	785	785
Other assets	799	1,456
Total assets	$625,086	$709,821
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and related party accounts payable, net	$17,514	$17,703
Accrued research and development costs	7,872	6,937
Accrued expenses and other current liabilities	33,798	38,301
Current portion of capital lease obligations	4,411	6,227
Current portion of deferred rent	195	7,719
Current portion of contingent consideration	699	14,244
Total current liabilities	64,489	91,131
Capital lease obligations, net of current portion	—	82
Deferred rent, net of current portion	4,484	557
Contingent consideration, net of current portion	69,830	63,416
Note hedge warrants	103,743	113,237
Convertible senior notes	245,324	234,243
PhaRMA notes payable	—	132,249
2026 Notes	146,605	—
Other liabilities	8,190	8,190
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 135,327,786 and 132,631,387 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	135	133
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 14,364,193 shares issued and outstanding at September 30, 2017 and 14,784,077 shares issued and 14,484,077 shares outstanding at December 31, 2016	14	15
Additional paid-in capital	1,303,123	1,258,398
Accumulated deficit	(1,320,845)	(1,191,823)
Accumulated other comprehensive loss	(6)	(7)
Total stockholders’ (deficit) equity	(17,579)	66,716
Total liabilities and stockholders’ (deficit) equity	$625,086	$709,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Collaborative arrangements revenue	$86,143	$66,106	$202,632	$186,498
Product revenue, net	682	—	1,436	—
Total revenues	86,825	66,106	204,068	186,498
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	6,080	—	10,113	—
Write-down of lesinurad commercial supply to net realizable value	71	—	167	—
Research and development	37,065	37,526	108,111	101,050
Selling, general and administrative	61,774	44,987	175,170	118,073
Amortization of acquired intangible assets	1,897	3,213	2,738	4,278
(Gain) loss on fair value remeasurement of contingent consideration	(628)	8,667	7,919	8,667
Total cost and expenses	106,259	94,393	304,218	232,068
Loss from operations	(19,434)	(28,287)	(100,150)	(45,570)
Other (expense) income:
Interest expense	(9,135)	(9,765)	(27,164)	(29,499)
Interest and investment income	601	307	1,492	823
(Loss) gain on derivatives	(4,329)	4,541	(1,191)	6,043
Loss on extinguishment of debt	—	—	(2,009)	—
Other expense, net	(12,863)	(4,917)	(28,872)	(22,633)
Net loss	$(32,297)	$(33,204)	$(129,022)	$(68,203)
Net loss per share—basic and diluted	$(0.22)	$(0.23)	$(0.87)	$(0.47)
Weighted average number of common shares used in net loss per share—basic and diluted:	149,502	145,180	148,695	144,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(32,297)	$(33,204)	$(129,022)	$(68,203)
Other comprehensive income:
Unrealized gains on available-for-sale securities	18	22	1	147
Total other comprehensive income	18	22	1	147
Comprehensive loss	$(32,279)	$(33,182)	$(129,021)	$(68,056)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(129,022)	$(68,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,602	7,518
Amortization of acquired intangible assets	2,738	4,278
Loss on disposal of property and equipment	703	—
Share-based compensation expense	25,116	21,836
Change in fair value of note hedge warrants	(9,494)	44,793
Change in fair value of convertible note hedges	10,685	(50,836)
Write-down of excess non-cancelable ZURAMPIC sample purchase commitments	1,353	—
Write-down of lesinurad commercial supply to net realizable value	167	—
(Gain) loss on facility subleases	(1,579)	3,480
Accretion of discount/premium on investment securities	31	561
Non-cash interest expense	11,918	10,981
Non-cash change in fair value of contingent consideration	7,919	8,667
Loss on extinguishment of debt	2,009	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	(15,229)	803
Restricted cash	1,190	500
Prepaid expenses and other current assets	1,020	(2,923)
Inventory	1,081	—
Other assets	185	1,670
Accounts payable, related party accounts payable and accrued expenses	(6,659)	16,301
Accrued research and development costs	935	3,797
Deferred revenue	—	(4,862)
Deferred rent	(2,018)	(5,108)
Net cash used in operating activities	(90,349)	(6,747)
Cash flows from investing activities:
Purchases of available-for-sale securities	(130,728)	(163,229)
Sales and maturities of available-for-sale securities	319,133	203,986
Purchases of property and equipment	(3,209)	(3,008)
Payment for acquisition of lesinurad license	—	(100,000)
Proceeds from sale of property and equipment	117	1
Net cash provided by (used in) investing activities	185,313	(62,250)
Cash flows from financing activities:
Proceeds from issuance of 2026 Notes, net of discount to lender	146,250	—
Costs associated with issuance of 2026 Notes	(235)	(200)
Proceeds from exercise of stock options and employee stock purchase plan	19,379	10,553
Payments on capital leases	(2,406)	(1,243)
Principal payments on PhaRMA notes	(134,258)	(18,463)
Payments on contingent purchase price consideration	(15,058)	—
Net cash provided by (used in) financing activities	13,672	(9,353)
Net increase (decrease) in cash and cash equivalents	108,636	(78,350)
Cash and cash equivalents, beginning of period	54,004	261,287
Cash and cash equivalents, end of period	$162,640	$182,937
Supplemental cash flow disclosure:
Non-cash investing activities
Contingent consideration	$—	$96,260

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

The Company and its partner Allergan plc (together with its affiliates, “Allergan”) began commercializing LINZESS in the U.S. in December 2012. Under the Company’s collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between the Company and Allergan. Allergan also has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China, Hong Kong, Macau, Japan and the countries and territories of North America (the “Allergan License Territory”). On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan will pay the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS. Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2017, Astellas submitted a supplemental new drug application for approval of LINZESS for the treatment of adult patients with chronic constipation in Japan. The Company has a collaboration agreement with AstraZeneca AB (together with its affiliates, “AstraZeneca”), to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In December 2015, the Company and AstraZeneca filed for approval with the China Food and Drug Administration (“CFDA”) to market linaclotide in China.

In November 2017, the Company announced an updated linaclotide life cycle strategy to further support the achievement of the key objectives of the program, which include: strengthening the clinical profile of linaclotide by obtaining additional abdominal symptom claims including bloating and discomfort, two symptoms associated with IBS-C, and expanding the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation of linaclotide in all IBS subtypes. Specifically, the Company and Allergan (i) identified a development path intended to obtain additional abdominal symptom claims for LINZESS, and (ii) plan to advance linaclotide delayed release-2 (“DR2”) as a visceral, non-opioid, pain-relieving agent for patients suffering from all IBS subtypes. With this updated strategy, the Company and Allergan no longer intend to pursue linaclotide delayed release-1. The Company and Allergan also continue to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions.

The Company is advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant for the potential treatment of uncontrolled gastroesophageal reflux disease (“GERD”). The Company’s clinical research has demonstrated that reflux of bile from the intestine into the stomach and esophagus plays a key role in the ongoing symptoms of uncontrolled GERD. IW-3718 is designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with uncontrolled GERD. In July 2017, the Company reported positive top-line data from a Phase IIb clinical trial evaluating IW-3718.

In June 2016, the Company closed a transaction with AstraZeneca (the “Lesinurad Transaction”) pursuant to which the Company received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient (the “Lesinurad License”), including ZURAMPIC® and DUZALLO®. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration (“FDA”) in December 2015 for use in combination with a xanthine oxidase inhibitor (“XOI”) for the treatment of hyperuricemia associated with uncontrolled gout. In October 2016, the Company began commercializing ZURAMPIC in the U.S. The FDA approved DUZALLO, a fixed-dose combination product of lesinurad and allopurinol in August 2017 for the treatment of hyperuricemia associated with gout in patients who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone. In October 2017, the Company began commercializing DUZALLO in the U.S.

The Company is leveraging its pharmacological expertise in guanylate cyclase (“GC”) pathways gained through the discovery and development of linaclotide to advance development programs, including IW-1973 and IW-1701, targeting soluble guanylate cyclase (“sGC”). sGC is a validated drug target with the potential for broad therapeutic utility and multiple opportunities for product development. IW-1973 is being evaluated as a potential treatment for diabetic nephropathy and heart failure with preserved ejection fraction. IW-1701 is being evaluated as a potential treatment for achalasia.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of September 30, 2017, and the results of its operations for the three and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2017 and 2016 that had a material effect on its condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date as ASU 2014-09. These standards allow for either a full retrospective or a modified retrospective transition approach. The Company has concluded these ASUs will be adopted using the modified retrospective transition approach effective January 1, 2018. The Company is analyzing the potential impact that ASU 2014-09, ASU 2016-10 and ASU 2016-12 may have on its financial position and results of operations; however, the Company anticipates significant changes to its financial statement disclosures. This analysis of the Company’s collaborative arrangements and license agreements for these ASUs includes, but is not limited to, reviewing variable consideration as it relates to its agreements, and assessing potential disclosures. As of September 30, 2017, the Company has completed its revenue stream analysis and advanced its assessment of the impact of these ASUs on its revenue-generating license and collaboration agreements for linaclotide, the Lesinurad License and its co-promotion agreements. The Company is in the process of finalizing the quantitative impact the ASUs will have on the financial statements, as well as its plan for implementation. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact its conclusions.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Options to purchase common stock	21,320	21,549
Shares subject to repurchase	93	144
Restricted stock units	2,205	1,264
Note hedge warrants	20,250	20,250
2022 Notes	20,250	20,250
	64,118	63,457

An insignificant number of shares issuable under the Company’s employee stock purchase plan were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive.

3. Business Combination

The Company closed the Lesinurad Transaction on June 2, 2016 (the “Acquisition Date”) with AstraZeneca pursuant to which the Company received an exclusive license to develop, manufacture and commercialize in the U.S. products containing lesinurad as an active ingredient, including ZURAMPIC (the “Products”). Subject to the terms of the Lesinurad License, AstraZeneca was obligated to conduct certain development activities through September 30, 2017 on the Company’s behalf, for which the Company is obligated to reimburse AstraZeneca. Pursuant to the Lesinurad License, during the three months ended September 30, 2017, the Company and AstraZeneca transitioned the obligation for post-marketing activities required by the FDA from AstraZeneca to the Company. These post-marketing requirements for lesinurad are estimated to be less than $100.0 million over up to ten years from the Acquisition Date. In connection with the Lesinurad License, the Company and AstraZeneca entered into a commercial supply agreement (the “Lesinurad CSA”), pursuant to which the Company relies exclusively on AstraZeneca for the commercial manufacture and supply of ZURAMPIC and DUZALLO, and the lesinurad transitional services agreement (the “Lesinurad TSA”), pursuant to which AstraZeneca provided certain support services, including development, regulatory and commercial services, to the Company for ZURAMPIC until such activities under the Lesinurad TSA are transferred to the Company. As of October 1, 2017, substantially all activities under the Lesinurad TSA had been transferred to the Company. The Company may obtain production techniques from AstraZeneca via a manufacturing technology transfer available under the Lesinurad CSA upon provision of six-months’ notice. The Company is responsible for commercialization of the Products in the U.S., and any additional development of the Products for commercialization in the U.S. In addition, under the terms of the Lesinurad License, the Company has the right of first negotiation and right of last refusal with AstraZeneca for the right to commercialize, develop and manufacture for commercialization in the U.S., products for the prevention or treatment of gout that include verinurad as at least one of its active ingredients.

The Company concluded that the Lesinurad Transaction included inputs and processes that have the ability to create outputs and accordingly accounted for the transaction as a business combination in accordance with ASC 805. As such, the assets acquired and liabilities assumed have been recorded at fair value, with the remaining purchase price recorded as goodwill.

The purchase price consisted of the up-front payment to AstraZeneca of $100.0 million, which was made in June 2016, and the fair value of contingent consideration of approximately $67.9 million. In addition to the up-front payment, the Company will also pay a tiered royalty to AstraZeneca in the single-digits as a percentage of net sales of the Products in the U.S., as well as commercial and other milestones of up to $165.0 million over the duration of the Lesinurad License. During the three months ended September 30, 2017, the Company paid a $15.0 million milestone to AstraZeneca related to the approval of DUZALLO by the FDA.

As of the Acquisition Date, the contingent consideration fair value of approximately $67.9 million was calculated using a discounted cash flow estimate of expected future milestone and royalty payments to AstraZeneca based on the Company’s internally forecasted net product revenue of ZURAMPIC and DUZALLO.  The fair value of contingent consideration in the purchase price includes initial measurement period adjustments as of the Acquisition Date. The Company also paid approximately $1.6 million in transaction-related costs, including external consulting fees, which were expensed as incurred as selling, general and administrative expenses during the year ended December 31, 2016.

The Company preliminarily valued the acquired assets and liabilities based on their estimated fair value as of the Acquisition Date upon closing the Lesinurad Transaction. Certain of these estimates were adjusted during the year ended December 31, 2016 as additional information became available related to conditions that existed as of the Acquisition Date. No additional adjustments were made through June 1, 2017.  During the three months ended June 30, 2017, the Company finalized its allocation of the purchase price for the Lesinurad Transaction as of the Acquisition Date, and the goodwill balance included insignificant measurement period adjustments made in prior quarters.

The final allocation of the purchase price for the Lesinurad Transaction, including the contingent consideration, is summarized in the following tables (in thousands):

As of the Acquisition Date:
Cash portion of consideration	$100,000
Contingent consideration	67,885
Total purchase consideration	$167,885

As of the Acquisition Date:
Developed technology — ZURAMPIC	$22,000
In-process research & development ("IPR&D") — DUZALLO	145,100
Goodwill	785
Net assets acquired	$167,885

The fair value of the IPR&D - DUZALLO was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 14.0% applied to the projected cash flows. The remaining cost of development for this asset was approximately $13.9 million as of the Acquisition Date.  In August 2017, DUZALLO was approved by the FDA for commercialization in the U.S. As a result, the Company reclassified the IPR&D – DUZALLO asset from indefinite-lived to finite-lived as development activities were completed. The amount allocated to the finite-lived intangible asset, developed technology – DUZALLO, totaled approximately $145.0 million. Developed technology - DUZALLO is being amortized on a straight-line basis to amortization of acquired intangible assets within the Company’s condensed consolidated statement of operations over its estimated useful life of approximately 12 years, the period of estimated future cash flows from the approval date. The Company believes that the straight-line method of amortization represents the pattern in which the economic benefits of the asset are consumed. As of September 30, 2017, the Company recognized accumulated amortization of approximately $1.5 million with respect to the developed technology – DUZALLO intangible asset.

The fair value of the developed technology - ZURAMPIC intangible asset was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 12.5% applied to the projected cash flows. The Company considers the developed technology - ZURAMPIC intangible asset acquired to be developed technology, as it was approved by the FDA for commercialization as of the Acquisition Date. The Company believes the assumptions are representative of those a market participant would use in estimating fair value. The developed technology - ZURAMPIC intangible asset is finite lived. The amount allocated to the developed technology - ZURAMPIC intangible asset is being amortized on a straight-line basis to amortization of acquired intangible assets within the Company’s condensed consolidated statements of operations over its estimated useful life of approximately 13 years, the period of estimated future cash flows from the Acquisition Date. The Company believes that the straight-line method of amortization represents the pattern in which the economic benefits of the intangible asset are consumed. As of September 30, 2017, the Company recognized accumulated amortization of approximately $2.2 million with respect to the developed technology - ZURAMPIC intangible asset.

The estimated future amortization of developed technology – ZURAMPIC and developed technology - DUZALLO intangible assets are expected to be as follows (in thousands):

As of September 30, 2017
2017 (1)	$3,477
2018	13,905
2019	13,905
2020	13,905
2021 and thereafter	118,189
Total	$163,381

(1)	For the three months ending December 31, 2017.

The Company tests its goodwill and indefinite-lived intangible assets for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate an impairment may have occurred. Additionally, the Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, the Company compares the fair value of the asset as of the date of the assessment with the carrying value of the asset on the Company's condensed consolidated balance sheet. The Company believes that the following factors, among others, could trigger an impairment review: significant underperformance relative to historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of competitive products; and significant negative industry or economic trends. As of September 30, 2017, there was no impairment of goodwill or intangible assets.

The Company allocated the excess of the purchase price over the identifiable intangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets, expanding market share and operating synergies. All goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment human therapeutics.

As of September 30, 2017, the estimated fair value of the Company’s contingent consideration liability was approximately $70.5 million. This fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 fair value measurements (Note 6).

4. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the three and nine months ended September 30, 2017, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Astellas for Japan and with Allergan for the Allergan License Territory. The Company also had agreements with Allergan to co-promote VIBERZI in the U.S. and promote CANASA and DELZICOL in the U.S. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue attributable to transactions from these arrangements (in thousands):

	Collaborative Arrangements Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Linaclotide Agreements:
Allergan (North America)	$76,034	$60,285	$182,727	$160,294
Allergan (Europe and other)(1)	131	110	349	303
AstraZeneca (China, Hong Kong and Macau)	—	77	208	371
Astellas (Japan)	9,491	4,446	15,476	21,460
Co-Promotion and Other Agreements:
Exact Sciences (Cologuard) (2)	108	764	2,544	2,642
Allergan (VIBERZI)	301	424	1,247	1,428
Other	78	—	81	—
Total collaborative arrangements revenue	$86,143	$66,106	$202,632	$186,498

(1)

In October 2015, Almirall, S.A. (“Almirall”) transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. In January 2017, the Company and Allergan expanded the license to cover the Allergan License Territory. For the nine months ended September 30, 2016, collaborative arrangements revenue includes an insignificant amount of revenue from Almirall.

(2)	In August 2016, the Company terminated the Cologuard Co-Promotion Agreement. Under the terms of the agreement, the Company continued to receive royalty payments through July 2017.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS‑C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid‑teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. As of September 30, 2017, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 13). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company recognized an insignificant amount and approximately $0.5 million in incremental research and development costs during the three and nine months ended September 30, 2017, respectively, and offset approximately $1.1 million and approximately $6.4 million in research and development costs during the three and nine months ended

September 30, 2016, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

The Company and Allergan began commercializing LINZESS in the U.S. in December 2012. The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S.; provided, however, that if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as set forth in the collaboration agreement for North America. During the years ended December 31, 2016 and 2015, these adjustments to the share of the net profits were reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-Promotion Agreement with Allergan for VIBERZI. Additionally, these adjustments to the share of the net profits are eliminated, in full, in 2018 and all subsequent years under the terms of the Company’s commercial agreement with Allergan entered into in January 2017 under which the Company promotes Allergan’s CANASA and DELZICOL products, as described below in Commercial Agreement with Allergan. Net profits or net losses consist of net sales of LINZESS to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. LINZESS net sales are calculated and recorded by Allergan and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. The Company records its share of the net profits or net losses from the sale of LINZESS on a net basis and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable.

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three and nine months ended September 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$73,905	$59,983	$179,664	$154,963
Sale of active pharmaceutical ingredient ("API")	—	—	—	849
Royalty revenue	452	302	1,386	4,482
Other (1)	1,677	—	1,677	—
Total collaborative arrangements revenue	$76,034	$60,285	$182,727	$160,294

(1)Includes net profit share adjustments of approximately $1.7 million recorded during the three months ended September 30, 2017 related to a change in estimated selling expenses previously recorded.

The collaborative arrangements revenue recognized in the three and nine months ended September 30, 2017 and 2016 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)(2)	$73,905	$59,983	$179,664	$154,963
Selling, general and administrative costs incurred by the Company(1)	(10,457)	(7,491)	(34,062)	(25,523)
The Company’s share of net profit	$63,448	$52,492	$145,602	$129,440

(1)

Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan for the three and nine months ended September 30, 2017 and 2016.

(2)

Certain of the unfavorable adjustments to the Company’s share of the LINZESS net profits were reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-Promotion Agreement with Allergan for VIBERZI.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico. In October 2015, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize CONSTELLA in Mexico to Allergan. CONSTELLA continues to be available to adult IBS-C patients in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico one quarter in arrears as it does not have access to the royalty reports from its partner or the ability to estimate the royalty revenue in the period earned. The Company recognized approximately $0.5 million and approximately $1.4 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2017, respectively, and approximately $0.3 million and approximately $0.8 million during the three and nine months ended September 30, 2016.

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

The commercial launch and sales‑based milestones under the European License Agreement are recognized as revenue as earned. The Company records royalties on sales of CONSTELLA one quarter in arrears as it does not have access to the royalty reports from Allergan or the ability to estimate the royalty revenue in the period earned. The Company recognized an insignificant amount and approximately $0.3 million of royalty revenue during the three and nine months ended September 30, 2017, respectively, and an insignificant amount and approximately $0.3 million during the three and nine months ended September 30, 2016, respectively.

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

In 2009, Astellas paid the Company a non‑refundable, up‑front licensing fee of $30.0 million, which was recognized as collaborative arrangements revenue on a straight‑line basis over the Company’s estimate of the period over which linaclotide was developed under the license agreement. The development period was completed in December 2016 upon approval of LINZESS by the Japanese Ministry of Health, Labor and Welfare at which point all previously deferred revenue under the agreement was recognized. During the three and nine months ended September 30, 2016, the Company recognized approximately $1.6 million and approximately $4.1 million, respectively, of revenue related to the up‑front licensing fee.

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

During the three and nine months ended September 30, 2017, the Company recognized approximately $9.5 million and approximately $15.5 million, respectively, in collaborative arrangements revenue from sales of API under the license agreement and the Astellas Commercial Supply Agreement. The royalty on sales of LINZESS in Japan during the three and nine months ended September 30, 2017 relating to the quarters in arrears did not exceed the transfer price of API sold and other contractual deductions during the periods. During the three and nine months ended September 30, 2016, the Company recognized approximately $4.4 million and approximately $21.5 million, respectively, in collaborative arrangements revenue pursuant to the Astellas license agreement, including approximately $1.5 million in each period from the sale of API to Astellas.

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

The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the three and nine months ended September 30, 2016, the Company recognized an insignificant amount and approximately $0.3 million, respectively, in collaborative arrangements revenue related to the License Deliverable in connection with the modification to the IDP and development budget in August 2014, as these portions of the Arrangement Consideration were no longer contingent. All amounts allocated to the License Deliverable have been recognized as revenue.

The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost-sharing arrangements under the collaboration, the Company offset an insignificant amount and approximately $0.2 million in research and development costs in the three and nine months ended September 30, 2017, respectively, and recognized an insignificant amount in each of the three and nine months ended September 30, 2016.

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

In March 2017, the Company began providing supply of linaclotide drug product and certain commercialization-related services pursuant to the AstraZeneca Collaboration Agreement. During the three and nine months ended September 30, 2017, the Company recognized no revenue and approximately $0.2 million, respectively, as collaborative arrangements revenue related to linaclotide drug product, as this deliverable was no longer contingent.

Milestone payments received from AstraZeneca upon the achievement of sales targets will be recognized as earned.

Co-Promotion and Other Agreements

Co-Promotion Agreement with Exact Sciences Corp. for Cologuard

In March 2015, the Company and Exact Sciences entered into an agreement to co-promote Exact Sciences’ Cologuard, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer (the “Exact Sciences Co-Promotion Agreement”). The Exact Sciences Co-Promotion Agreement was terminated by the parties in August 2016. Under the terms of the non-exclusive Exact Sciences Co-Promotion Agreement, the Company’s sales team promoted and educated health care practitioners regarding Cologuard through July 2016. Exact Sciences maintained responsibility for all other aspects of the commercialization of Cologuard outside of the co-promotion. Under the terms of the Exact Sciences Co-Promotion Agreement, the Company was compensated primarily via royalties earned on the net sales of Cologuard generated from the healthcare practitioners on whom the Company called with such royalties payable through July 2017. There were no refund provisions in the Exact Sciences Co-Promotion Agreement.

Activities under the Exact Sciences Co-Promotion Agreement were evaluated in accordance with ASC 605-25, to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the Exact Sciences Co-Promotion Agreement through July 31, 2016: (i) second position sales detailing, (ii) promotional support services, and (iii) medical education services. Each of the deliverables was deemed to have standalone value based on their nature and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined that the BESP for each of the three deliverables approximated the value allocated to the deliverables under the agreement. The revenue related to each deliverable was recognized as collaborative arrangements revenue in the Company’s condensed consolidated statement of operations, in accordance with ASC 605-25, during the period earned through July 2017. During the three and nine months ended September 30, 2017, the Company recognized an insignificant amount and approximately $2.5 million, respectively, and approximately $0.8 million and approximately $2.6 million during the three and nine months ended September 30, 2016 respectively, as collaborative arrangements revenue related to this arrangement.

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

Under the linaclotide collaboration agreement for North America with Allergan, if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as set forth in the agreement; however, certain of these adjustments to the share of the net profits may be reduced or eliminated in connection with the co-promotion activities under the VIBERZI Co-Promotion Agreement through December 31, 2017. In connection with these co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $2.4 million and approximately $5.2 million during the three and nine months ended September 30, 2017, respectively, and approximately $1.8 million and approximately $4.5 million during the three and nine months ended September 30, 2016. During the three months ended September 30, 2016, the Company also met the requirement for the minimum number of VIBERZI calls on physicians for 2016, which resulted in the Company’s reversal of an approximately $2.4 million unfavorable adjustment previously recorded to collaborative arrangements revenue related to the linaclotide collaboration agreement with Allergan for North America. This approximately $2.4 million adjustment was originally recorded as an unfavorable adjustment to collaborative arrangements revenue during the six months ended June 30, 2015. During the three and nine months ended September 30, 2017, the Company recognized approximately $0.3 million and approximately $1.2 million, respectively, and approximately $0.4 million and approximately $1.4 million during the three and nine months ended September 30, 2016, respectively, in collaborative arrangements revenue related to the VIBERZI Co‑Promotion Agreement for the performance of medical education services.

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

The exclusive license for the Allergan License Territory is nontransferable and has certain sublicense restrictions. The Company determined that Allergan had the internal product development and commercialization capabilities that would enable Allergan to use the license for its intended purposes without the involvement of the Company and, therefore, the license had standalone value. The deliverable for the sales detailing services for CANASA and DELZICOL was deemed to have standalone value based on the nature of the services, and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. There was no allocable arrangement consideration at the inception of the arrangement, as the consideration is in the form of royalties and the elimination of a contingent liability. During the three and nine months ended September 30, 2017, the Company did not recognize royalty revenue related to the commercial agreement with Allergan to promote CANASA and DELZICOL.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which approximately $2.5 million had been paid as of September 30, 2017, and $18.0 million for regulatory milestones, none of which had been paid as of September 30, 2017. In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales-based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. The Company did not record any research and development expenses associated with the Company’s other collaboration and license agreements during each of the three and nine months ended September 30, 2017 and 2016.

5. Product Revenue

The Company began commercializing ZURAMPIC in October 2016 and DUZALLO in October 2017 in the U.S. Due to the early stage of the DUZALLO product launch and the potential impact to ZURAMPIC demand, the Company determined that it was not able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to distributors. As a result, the Company records net product revenue for ZURAMPIC and DUZALLO (the “Lesinurad Products”) using a deferred revenue recognition model (sell-through). Under the deferred revenue model, the Company does not recognize revenue until the Lesinurad Products are prescribed to an end-user. The Company will continue to evaluate when, if ever, it has sufficient volume of historical activity and visibility into the distribution channel, in order to reasonably make all estimates required under ASC 605 to recognize revenue upon shipment to its distributors. During the three and nine months ended September 30, 2017, the Company recognized approximately $0.7 million and approximately $1.4 million, respectively, of revenue related to product sales of the Lesinurad Products in the U.S.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

The Company’s investment portfolio includes fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third-party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$62,980	$62,980	$—	$—
Repurchase agreements	100,000	100,000	—	—
Available-for-sale securities:
U.S. Treasury securities	21,724	21,724	—	—
U.S. government-sponsored securities	41,053	—	41,053	—
Convertible Note Hedges	121,836	—	—	121,836
Total assets measured at fair value	$347,593	$184,704	$41,053	$121,836
Liabilities:
Note Hedge Warrants	$103,743	$—	$—	$103,743
Contingent Consideration	70,529	—	—	70,529
Total liabilities measured at fair value	$174,272	$—	$—	$174,272

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$32,486	$32,486	$—	$—
Available-for-sale securities:
U.S. Treasury securities	115,021	115,021	—	—
U.S. government-sponsored securities	136,191	—	136,191	—
Convertible Note Hedges	132,521	—	—	132,521
Total assets measured at fair value	$416,219	$147,507	$136,191	$132,521
Liabilities:
Note Hedge Warrants	$113,237	$—	$—	$113,237
Contingent Consideration	77,660	—	—	77,660
Total liabilities measured at fair value	$190,897	$—	$—	$190,897

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2017 or 2016.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at September 30, 2017 and December 31, 2016 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at December 31, 2016 approximates fair value as it bears interest at a rate approximating a market interest rate.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of September 30, 2017 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the volatility of the Company’s Class A common stock. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of September 30, 2017 and December 31, 2016:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2017		2016
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	1.9%	2.0%	2.0%	2.1%
Time to maturity	4.7	5.3	5.5	6.0
Stock price (2)	$15.77	$15.77	$15.29	$15.29
Strike price (3)	$16.58	$21.50	$16.58	$21.50
Common stock volatility (4)	44.3%	43.4%	47.4%	45.8%
Dividend yield	—%	—%	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A common stock on the last trading day of the quarter ended September 30, 2017 and December 31, 2016, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Selected volatility based on historical volatility of the Company’s Class A common stock.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 convertible note derivatives from December 31, 2016 through September 30, 2017 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2016	$132,521	$(113,237)
Change in fair value, recorded as a component of gain (loss) on derivatives	(10,685)	9,494
Balance at September 30, 2017	$121,836	$(103,743)

Contingent Consideration

In connection with the Lesinurad Transaction, the Company recorded a liability of $67.9 million as of the Acquisition Date. This valuation was based on a Monte-Carlo simulation, which includes significant estimates related to probability weighted net cash outflow projections, discounted using a yield curve equivalent to the Company’s credit risk, which was the estimated cost of debt financing for market participants. This estimate represents the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca. Changes to these inputs are re-evaluated each reporting period and could materially affect the valuation of the contingent consideration. The estimated fair value of contingent consideration was approximately $70.5 million as of September 30, 2017.

The following table reflects the change in the Company’s Level 3 contingent consideration payable from December 31, 2016 through September 30, 2017 (in thousands):

Contingent
Consideration
Fair value at December 31, 2016	$77,660
Changes in fair value	7,919
Payments/transfers to accrued expenses and other current liabilities (1)	(15,050)
Fair value at September 30, 2017	$70,529

(1)	Includes $15.0 million milestone payment related to the FDA approval of DUZALLO.

11% PhaRMA Notes

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of the PhaRMA Notes. The outstanding principal balance of the PhaRMA Notes was redeemed in January 2017. The estimated fair value of the PhaRMA Notes was approximately $134.9 million as of December 31, 2016 and was determined using Level 3 inputs, including a quoted rate.

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 10). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes was approximately $399.4 million and approximately $384.2 million as of September 30, 2017 and December 31, 2016, respectively.

8.375% Notes Due 2026

In September 2016, the Company closed a direct private placement pursuant to which the Company issued $150.0 million in aggregate principal amount of the 2026 Notes in January 2017. The estimated fair value of the 2026 Notes was approximately $152.5 million as of September 30, 2017. This valuation was calculated using a discounted cash flow estimate of expected interest and principal payments and was determined using Level 3 inputs, including significant estimates related to expected LINZESS sales and a discount rate equivalent to market participant interest rates.

7. Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at September 30, 2017 and December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017
U.S. Treasury securities	$21,729	$—	$(5)	$21,724
U.S. government-sponsored securities	41,054	2	(3)	41,053
Total	$62,783	$2	$(8)	$62,777

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
U.S. Treasury securities	$115,026	$6	$(11)	$115,021
U.S. government-sponsored securities	136,193	10	(12)	136,191
Total	$251,219	$16	$(23)	$251,212

The contractual maturities of all securities held at September 30, 2017 are one year or less. There were 14 and 34 available-for-sale securities in an unrealized loss position at September 30, 2017 and December 31, 2016, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at September 30, 2017 and December 31, 2016 was approximately $37.8 million and approximately $111.3 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at September 30, 2017.

There were no sales of available-for-sale securities during each of the three and nine months ended September 30, 2017 or 2016. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.

8. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw Materials	$—	$1,010
Work in Progress	—	71
Finished Goods	479	—
	$479	$1,081

The Company’s inventory represents linaclotide API and drug product and lesinurad finished goods that are available for commercial sale.  The Company evaluates inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired is written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. No such impairments of linaclotide API inventory were recorded during the three and nine months ended September 30, 2017 or 2016.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Salaries and benefits	$19,096	$25,884
Professional fees	1,767	1,213
Accrued interest	2,761	971
Repurchasable Stock	—	882
Other	10,174	9,351
	$33,798	$38,301

As of September 30, 2017, other accrued expenses of approximately $10.2 million included approximately $0.6 million related to expenses incurred under the Lesinurad TSA, approximately $1.3 million related to excess non-cancelable ZURAMPIC sample purchase commitments, pursuant to the Company’s forecasts, as a result of a reduction in near-term forecasted demand and approximately $3.9 million of other accruals primarily related to the preparation for the commercial launch of DUZALLO. As of December 31, 2016, other accrued expenses of approximately $9.4 million included approximately $2.8 million related to expenses incurred under the Lesinurad TSA.

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

The Company’s outstanding Convertible Note balances as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Liability component:
Principal	$335,699	$335,699
Less: unamortized debt discount	(84,183)	(94,675)
Less: unamortized debt issuance costs	(6,192)	(6,781)
Net carrying amount	$245,324	$234,243
Equity component	$114,199	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through

September 30, 2017 was 9.34%. The following table sets forth total interest expense recognized related to the 2022 Notes during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Contractual interest expense	$1,888	$1,888	$5,665	$5,665
Amortization of debt issuance costs	206	169	590	483
Amortization of debt discount	3,574	3,275	10,492	9,614
Total interest expense	$5,668	$5,332	$16,747	$15,762

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

In March 2017, the Company and BMR-Rogers Street LLC (the “Landlord”) entered into an additional amendment (the “2017 Amendment”) to the 2007 Lease Agreement. The 2017 Amendment extends the term of the 2007 Lease Agreement through January 31, 2025 for the approximately 223,000 square feet of the Facility that the Company currently occupies. The 2017 Amendment also provides that the Landlord will resume possession of the approximately 93,000 square feet of additional space in the Facility that the Company previously subleased to a third party in 2014. The 2007 Lease Agreement, as amended by the 2017 Amendment, contains various provisions including an option to extend the term of the lease for an additional five years at a market base rental rate, a 3% annual rent escalation, and in certain cases, free rent periods. The rent expense, inclusive of the escalating rent payments and free rent periods, is recognized on a straight‑line basis over the lease term through January 2025. Additionally, the 2017 Amendment reduced the required letter of credit to secure the Company’s obligations under the lease agreement to approximately $6.4 million, which is recorded as restricted cash.

During 2014, the Company entered into an agreement, with the Landlord’s consent, to sublease a portion of its corporate headquarters that it did not intend to use for its operation. In connection with the sublease, as well as a rent escalation tied to the Consumer Price Index and fair market rent pursuant to the terms of the 2007 Lease Agreement, the Company had previously recorded losses related to its obligations to the Landlord associated with the sublet space, net of sublease income in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations”. Pursuant to the 2017 Amendment, the Landlord resumed possession of the space that the Company previously subleased to a third party, and the Company is no longer obligated for the sublease associated with this space. The provisions of the 2007 Lease Agreement governing the space which was previously subleased were terminated and as such, the Company revised its accounting estimates associated with its rent expense and sublease income. Upon the relief of these future liabilities, the Company recorded a gain on the extinguishment of sublease loss of approximately $1.6 million during the three months ended March 31, 2017. The change in accounting estimate associated with rent expense was recognized on a prospective, straight-line basis through May 2017. Rent expenses related to the 2007 Lease Agreement and the 2017 Amendment, net of sublease income, recorded during the three and nine months ended September 30, 2017 were approximately $4.5 million and approximately $10.2 million, respectively, and approximately $2.0 million and approximately $9.5 million for the three and nine months ended September 30, 2016

At September 30, 2017, future minimum lease payments under all non‑cancelable operating lease arrangements were as follows (in thousands):

Total Operating
Lease Payments
2017 (1)	$3,565
2018	17,059
2019	17,791
2020	18,326
2021 and thereafter	80,187
Total future minimum lease payments	$136,928

(1)	Amounts are for the three months ending December 31, 2017.

Commercial Supply Commitments

The Lesinurad CSA with AstraZeneca provides for commercial supply and samples of ZURAMPIC and DUZALLO. The Lesinurad CSA includes certain purchase obligations based on the Company’s forecasted demand for ZURAMPIC and DUZALLO commercial product and samples. During the Lesinurad TSA period, title for ZURAMPIC commercial supply and samples did not pass to the Company. Accordingly, the Company recorded purchases of ZURAMPIC commercial supply and samples from AstraZeneca as prepaid assets until they were sold or used. Purchases of DUZALLO commercial supply and samples were not within the scope of the Lesinurad TSA. As of October 1, 2017, in connection with the expiration of the Lesinurad TSA, the Company was no longer operating under this agreement for the warehousing and distribution of commercial supply and samples of ZURAMPIC. During the three months and nine months ended September 30, 2017, the Company wrote-down an insignificant amount and approximately $0.2 million, respectively, of prepaid ZURAMPIC commercial supply as a result of revised demand forecasts. The write-down was recorded as write-down of lesinurad commercial supply to net realizable value in the Company’s condensed consolidated statement of operations. During the three months ended March 31, 2017, the Company recorded an expense of approximately $1.3 million for excess non-cancelable ZURAMPIC sample purchase commitments, pursuant to the Company’s forecasts, as a result of a reduction in near-term forecasted demand. This write-down was recorded in selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

Commitments Related to the Collaboration and License Agreements

Pursuant to the Lesinurad License, during the three months ended September 30, 2017, the Company and AstraZeneca transitioned the obligation for post-marketing activities required by the FDA from AstraZeneca to the Company. The Company estimates that it will incur less than $100.0 million over up to ten years from the Acquisition Date related to these requirements. AstraZeneca was obligated to conduct certain of these post-marketing requirement activities on the Company’s behalf, for which the Company is obligated to reimburse AstraZeneca up to $2.0 million during the year ended December 31, 2017.

12. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$3,246	$2,634	$9,439	$8,398
Selling, general and administrative	5,451	4,299	15,677	13,438
	$8,697	$6,933	$25,116	$21,836

A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

		Weighted-
		Average
	Number of Shares	Fair Value
	(in thousands)
Outstanding at December 31, 2016	20,455	$11.92
Granted	3,356	16.67
Exercised	(1,700)	9.67
Cancelled	(791)	13.59
Outstanding at September 30, 2017	21,320	$12.78

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected volatility	45.2%	45.5%	46.0%	45.9%
Expected term (in years)	6.0	6.1	6.0	6.1
Risk-free interest rate	1.9%	1.2%	2.0%	1.5%
Expected dividend yield	—%	—%	—%	—%

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

A summary of RSU activity for the nine months ended September 30, 2017 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
	(in thousands)
Unvested as of December 31, 2016	1,299	$12.53
Granted	1,305	$16.73
Vested	(259)	$12.95
Forfeited	(140)	$14.25
Unvested as of September 30, 2017	2,205	$14.86

13. Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. The Company had approximately $75.8 million and approximately $63.9 million in related party accounts receivable, net of related party accounts payable, associated with Allergan as of September 30, 2017 and December 31, 2016, respectively.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016.  The Company paid approximately $3.0 million and approximately $9.0 million in insurance premiums to this insurance provider during the three and nine months ended September 30, 2017, respectively, and approximately $1.8 million and approximately $5.6 million during the three and nine months ended September 30, 2016, respectively. At September 30, 2017 and December 31, 2016, the Company had no accounts payable due to this related party, respectively.

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

We and our partner Allergan plc (together with its affiliates), or Allergan, began commercializing LINZESS in the U.S. in December 2012. Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Allergan has an exclusive license from us to develop and commercialize linaclotide in the Allergan License Territory, which is comprised of all countries other than China, Hong Kong, Macau, Japan and the countries and territories of North America. On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan will pay us a royalty as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS. Astellas Pharma Inc., or Astellas, our partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2017, Astellas submitted a supplemental new drug application for approval of LINZESS for the treatment of adult patients with chronic constipation in Japan. In October 2012, we entered into a collaboration agreement with AstraZeneca AB (together with its affiliates), or AstraZeneca, to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In December 2015, we and AstraZeneca filed for approval with the China Food and Drug Administration, or CFDA, to market linaclotide in China.

In November 2017, we announced an updated linaclotide life cycle strategy to further support the achievement of the key objectives of the program, which include: strengthening the clinical profile of linaclotide by obtaining additional abdominal symptom claims including bloating and discomfort, two symptoms associated with IBS-C, and expanding the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation of linaclotide in all IBS subtypes. Specifically, we and Allergan (i) identified a development path intended to obtain additional abdominal symptom claims for LINZESS, and (ii) plan to advance linaclotide delayed release-2 (“DR2”) as a visceral, non-opioid, pain-relieving agent for patients suffering from all IBS subtypes. With this updated strategy, we and Allergan no longer intend to pursue linaclotide delayed release-1. We and Allergan also continue to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various GI conditions.

We are advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant for the potential treatment of uncontrolled gastroesophageal reflux disease, or GERD. The Company’s clinical research has demonstrated that reflux of bile from the intestine into the stomach and esophagus plays a key role in the ongoing symptoms of uncontrolled GERD. IW-3718 is designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with uncontrolled GERD. In July 2017, we reported positive top-line data from a Phase IIb clinical trial evaluating IW-3718.

In June 2016, we closed a transaction with AstraZeneca, or the Lesinurad Transaction, pursuant to which we received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient, or the Lesinurad License, including ZURAMPIC® and DUZALLO®. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration, or FDA, in December 2015 for use in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with uncontrolled gout. In October 2016, we began commercializing ZURAMPIC in the U.S. The FDA approved DUZALLO, a fixed-dose combination product of lesinurad and allopurinol, in August 2017 for the treatment of hyperuricemia associated with gout in patients who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone. In October 2017, we began commercializing DUZALLO in the U.S. We have accounted for the Lesinurad Transaction in accordance with Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”, or ASC 805, as the Lesinurad Transaction meets the requirements of a business combination. The transaction is more fully described in Note 3, Business Combination, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We are leveraging our pharmacological expertise in guanylate cyclase, or GC, pathways gained through the discovery and development of linaclotide to advance development programs, including IW-1973 and IW-1701, targeting soluble guanylate cyclase, or sGC. sGC is a validated drug target with the potential for broad therapeutic utility and multiple opportunities for product development. IW-1973 is being evaluated as a potential treatment for diabetic nephropathy and heart failure with preserved ejection fraction. IW-1701 is being evaluated as a potential treatment for achalasia.

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

In June 2015, we issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022, or the 2022 Notes. In September 2016, we closed a direct private placement, pursuant to which we subsequently issued $150.0 million in aggregate principal amount of 8.375% notes due 2026, or the 2026 Notes, on January 5, 2017, or the Funding Date. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the 11% PhaRMA Notes due 2024, or the PhaRMA Notes on the Funding Date. The net proceeds from these financings are being used to support the commercialization of LINZESS, ZURAMPIC and DUZALLO in the U.S. and to fund linaclotide, lesinurad and other development opportunities to advance our strategy to grow a leading commercial biotechnology company, in addition to other general corporate purposes. These transactions are more fully described in Note 10, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of September 30, 2017, we had an accumulated deficit of approximately

$1.3 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

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

We record product revenue related to the sales of ZURAMPIC and DUZALLO, or the Lesinurad Products, in the U.S. in accordance with ASC 605, Revenue Recognition, or ASC 605, when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable and collection from the customer has been reasonably assured. As a result, we record net product revenue for the Lesinurad Products using a deferred revenue recognition model (sell-through). Under the deferred revenue model, we do not recognize revenue until a Lesinurad Product is prescribed to an end-user.

Cost of Revenues.    Cost of revenues includes cost of collaborative arrangements revenue related to the sales of linaclotide API, as well as the cost of product revenue related to sales of the Lesinurad Products in the U.S. Cost of collaborative arrangements revenue related to the sales of linaclotide API is recognized upon shipment of linaclotide API to certain of our partners outside of the U.S. Our cost of collaborative arrangements revenue for linaclotide consists of the internal and external costs of producing such API. Cost of product revenue related to the sales of the Lesinurad Products in the U.S. includes the cost of producing finished goods that correspond with product revenue for the reporting period, as well as certain period costs related to freight, packaging, stability and quality testing, and customer acquisition.

Write-down of lesinurad commercial supply to Net Realizable Value. During the three months ended September 30, 2017, we wrote-down an insignificant amount of prepaid ZURAMPIC commercial supply as a result of revised demand forecasts.

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

We and Allergan plan to advance DR2 as a visceral, non-opioid, pain-relieving agent for patients suffering from all IBS subtypes. Additionally, we and Allergan are evaluating linaclotide as a potential treatment of the GI dysfunction associated with opioid-induced constipation, or OIC, in adult patients and have established a plan with the FDA for clinical pediatric studies with linaclotide, as described below.

Lesinurad. Lesinurad 200mg tablets were approved as ZURAMPIC by the FDA in December 2015. In October 2016, we began commercializing ZURAMPIC in the U.S. The FDA approved DUZALLO, the fixed-dose combination product of lesinurad and allopurinol in August 2017 for the treatment of hyperuricemia associated with gout in patients who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone. In October 2017, we began commercializing DUZALLO in the U.S.

The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. Subject to the terms of the Lesinurad License, AstraZeneca is obligated to conduct certain activities related to this post-marketing clinical study and we are obligated to reimburse AstraZeneca for such activities. Pursuant to the Lesinurad License, during the three months ended September 30, 2017, we and AstraZeneca transitioned the obligation for post-marketing activities required by the FDA from AstraZeneca to us. The post-marketing requirements for lesinurad are estimated to be less than $100.0 million over up to ten years from June 2, 2016, or the Acquisition Date.

Development Candidates.  We are advancing our uncontrolled GERD program through the development of IW-3718, a gastric retentive formulation of a bile acid sequestrant. IW-3718 is designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with uncontrolled GERD. In July 2017, we reported positive top-line data from a Phase IIb clinical trial evaluationg IW-3718 in adult patients with uncontrolled GERD.

Within our vascular and fibrotic disease program, we are leveraging our pharmacological expertise in GC pathways gained through the discovery and development of linaclotide to advance development programs targeting sGC. We are currently progressing our first two sGC candidates in clinical development, IW-1973 and IW-1701, which have distinct pharmacologic profiles that we believe may be differentiating and enable opportunities in multiple indications. IW-1973 is being evaluated as a potential treatment for diabetic nephropathy and heart failure with preserved ejection fraction. IW-1701 is being evaluated as a potential treatment for achalasia.

We have additional assets in early development that we continue to advance, and we are exploring strategic options for further development of these assets.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC pathways.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2017 and 2016. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Linaclotide(1)	$8,214	$10,104	$25,130	$30,457
Lesinurad(2)	4,394	8,728	13,561	11,590
Development candidates:
GI disorders (three compounds)(3)	3,301	5,775	13,910	20,545
Vascular and fibrotic disorders (two compounds)(3)	13,812	7,538	34,773	21,088
Central nervous system disorders (two compounds)(3)	2,029	86	5,315	793
Total development candidates	19,142	13,399	53,998	42,426
Discovery research	5,315	5,295	15,422	16,577
Total research and development expenses	$37,065	$37,526	$108,111	$101,050

(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.
(3)	Number of compounds includes clinical-stage development candidates for the three months ended September 30, 2017.

Since 2004, the date we began tracking costs by program, we have incurred approximately $420.9 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

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

In December 2015, the FDA approved ZURAMPIC for use in conjunction with an XOI for the treatment of hyperuricemia associated with uncontrolled gout. In connection with the FDA approval, the FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of ZURAMPIC, and has required that enrollment include patients with moderate renal impairment. Pursuant to the Lesinurad License, during the three months ended September 30, 2017, we and AstraZeneca transitioned the obligation for post-marketing activities required by the FDA from AstraZeneca to us. The post-marketing requirements for lesinurad are estimated to be less than $100.0 million over up to ten years from the Acquisition Date. The FDA approved DUZALLO, the fixed-dose combination product containing lesinurad and allopurinol, in August 2017 for the treatment of hyperuricemia associated with gout in patients who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone.

We are also advancing other development programs such as IW-3718, a development program targeting uncontrolled GERD, and IW-1973 and IW-1701 programs targeting vascular and fibrotic diseases.

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

Selling, General and Administrative Expense.  Selling, general and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, business development, commercial, sales, marketing, communications and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, general and administrative related facility costs, insurance costs and professional fees for accounting and legal services. As we continue to invest in the commercialization of LINZESS, ZURAMPIC and DUZALLO, we expect our selling, general and administrative expenses will be substantial for the foreseeable future. We record all selling, general and administrative expenses as incurred.

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

Amortization of Acquired Intangible Assets.  Amortization expense is based on the economic consumption of intangible assets. Our amortization is related to the ZURAMPIC and DUZALLO intangible assets, which is amortized on a straight-line basis over the estimated useful life of the assets. We believe that the straight-line method of amortization represents the pattern in which the economic benefits of the intangible assets are consumed.

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

During the three and nine months ended September 30, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or SEC, on February 22, 2017, or the 2016 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$86,143	$66,106	$202,632	$186,498
Product revenue	682	—	1,436	—
Total revenues	86,825	66,106	204,068	186,498
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	6,080	—	10,113	—
Write-down of lesinurad commercial supply to net realizable value	71	—	167	—
Research and development	37,065	37,526	108,111	101,050
Selling, general and administrative	61,774	44,987	175,170	118,073
Amortization of acquired intangible assets	1,897	3,213	2,738	4,278
(Gain) loss on fair value remeasurement of contingent consideration	(628)	8,667	7,919	8,667
Total cost and expenses	106,259	94,393	304,218	232,068
Loss from operations	(19,434)	(28,287)	(100,150)	(45,570)
Other (expense) income:
Interest expense	(9,135)	(9,765)	(27,164)	(29,499)
Interest and investment income	601	307	1,492	823
(Loss) gain on derivatives	(4,329)	4,541	(1,191)	6,043
Loss on extinguishment of debt	—	—	(2,009)	—
Other expense, net	(12,863)	(4,917)	(28,872)	(22,633)
Net loss	$(32,297)	$(33,204)	$(129,022)	$(68,203)

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$86,143	$66,106	$20,037	30%	$202,632	$186,498	$16,134	9%
Product revenue, net	682	—	682	100%	1,436	—	1,436	100%
Total revenues	86,825	66,106	20,719	31%	204,068	186,498	17,570	9%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $20.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily related to an approximately $15.6 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand; and an approximately $8.0 million increase in net revenue from shipments of linaclotide API to our linaclotide partners. The increases were partially offset by an approximately $2.9 million decrease attributable to the recognition of upfront payments and development milestones under our license agreement with Astellas in 2016, and an approximately $0.7 million decrease in revenue under the Cologuard Co-Promotion Agreement with Exact Sciences due to the end of the royalty period.

The increase in revenue from collaborative arrangements of approximately $16.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily related to an approximately $26.4 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand; an approximately $9.7 million increase in net revenue from shipments of linaclotide API and drug product to our linaclotide partners; and an approximately $0.7 million increase in royalty revenue. The increases were partially offset by an approximately $19.9 million decrease attributable to the recognition of upfront payments and development milestones achieved under our license agreement with Astellas in 2016; and an approximately $0.4 million decrease in licensing revenue associated with the collaboration agreement with AstraZeneca.

Product Revenue, net. The increase in net product revenue of approximately $0.7 million and approximately $1.4 million for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, respectively, is due to the recognition of net product sales of ZURAMPIC in the U.S. in 2017 based on prescription demand. We began commercializing ZURAMPIC in the U.S. in October 2016.

Cost and Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	$6,080	$—	$6,080	100%	$10,113	$—	$10,113	100%
Write-down of lesinurad commercial supply to net realizable value	71	—	71	100%	167	—	167	100%
Research and development	37,065	37,526	(461)	(1)%	108,111	101,050	7,061	7%
Selling, general and administrative	61,774	44,987	16,787	37%	175,170	118,073	57,097	48%
Amortization of acquired intangible assets	1,897	3,213	(1,316)	(41)%	2,738	4,278	(1,540)	(36)%
(Gain) loss on fair value remeasurement of contingent consideration	(628)	8,667	(9,295)	(107)%	7,919	8,667	(748)	(9)%
Total cost and expenses	$106,259	$94,393	$11,866	13%	$304,218	$232,068	$72,150	31%

Cost of Revenue, excluding amortization of acquired intangible assets.  The increase of approximately $6.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily related to an increase of approximately $5.3 million due to higher sales of linaclotide API to our partners, and approximately $0.8 million in costs associated with ZURAMPIC product sales and lesinurad period costs related to freight, packaging, stability and quality testing, and customer acquisition. The increase of approximately $10.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily related to an increase of approximately $8.3 million due to higher sales of linaclotide API to our partners, and approximately $1.8 million in costs associated with ZURAMPIC product sales and lesinurad period costs related to freight, packaging, stability and quality testing, and customer acquisition. In October 2016, we began commercializing ZURAMPIC in the U.S.

Write-down of lesinurad commercial supply to net realizable value. The insignificant increase and approximately $0.2 million increase in write-down of lesinurad commercial supply for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, was related to the write-down of prepaid ZURAMPIC commercial supply as a result of revised demand forecasts.

Research and Development Expense.  The decrease in research and development expense of approximately $0.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily related to a decrease of approximately $4.5 million related to lesinurad development; a decrease of approximately $0.5 million in external costs related to the development of linaclotide, net of reimbursements, related to our linaclotide collaboration with Allergan for North America; and a decrease of approximately $0.7 million in operating costs including information technology infrastructure. These decreases were partially offset by an increase of approximately $2.7 million in research costs related to our early-stage pipeline candidates; an increase of approximately $1.8 million in compensation, benefits and other employee-related expenses primarily associated with increased headcount; and an increase of approximately $0.4 million in professional services, including consulting and contractor expenses.

The increase in research and development expense of approximately $7.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily related to an increase of approximately $6.5 million in research costs related to our early-stage pipeline candidates; an increase of approximately $4.2 million in compensation, benefits and other employee-related expenses primarily associated with increased headcount; and an increase of approximately $1.6 million in professional services, including consulting and contractor expenses. These increases were partially offset by a decrease of approximately $2.0 million in external costs related to the development of linaclotide, net of reimbursements, related to our linaclotide collaboration with Allergan for North America; a decrease of approximately $2.0 million in facility costs such as rent and amortization of leasehold improvements allocated to research and development; and a decrease of approximately $1.1 million in costs related to lesinurad development.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $16.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily as a result of increases in our workforce and infrastructure expenses due to the launch and commercialization of the Lesinurad Products in the U.S. These increases include an approximately $6.0 million increase in compensation, benefits and other employee-related expenses associated with the increased headcount primarily in our field sales force; an approximately $3.4 million increase in costs associated with selling expenses and marketing programs; an approximately $3.0 million increase in costs related to post-marketing requirements for lesinurad; an approximately $2.7 million increase in external consulting costs and other service costs; an approximately $1.2 million increase in costs related to facilities and information technology infrastructure, including rent; and an approximately $0.6 million related to a loss on disposal of assets.

Selling, general and administrative expenses increased approximately $57.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily as a result of increases in our workforce and infrastructure expenses in support of the launch and commercialization of the Lesinurad Products in the U.S. These increases include an approximately $24.0 million increase in compensation, benefits and other employee-related expenses associated with the increased headcount primarily in our field sales force; an approximately $13.2 million increase in costs associated with selling expenses and marketing programs; an approximately $7.7 million increase in external consulting costs and other service costs; an approximately $6.1 million increase in costs related to post-marketing requirements for lesinurad; an approximately $3.0 million increase in costs associated with transitional support services related to the Lesinurad Transaction; an approximately $1.3 million increase in sample expenses related to excess non-cancelable ZURAMPIC sample purchase commitments, pursuant to our forecasts, as a result of a reduction in near-term forecasted demand; an approximately $1.1 million increase in costs related to facilities and information technology infrastructure, including rent; and an approximately $0.6 million related to a loss on disposal of assets.

Amortization of Acquired Intangible Assets.  The decrease in amortization of acquired intangible assets expense of approximately $1.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and approximately $1.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, was primarily due to the purchase price allocation adjustments recorded during the measurement period of the Lesinurad Transaction, partially offset by the DUZALLO intangible asset which began amortizing in August 2017 upon FDA approval. The amount allocated to the ZURAMPIC and DUZALLO intangible assets will be amortized on a straight-line basis over their estimated useful lives of approximately 12 years from approval date and 13 years from Acquisition Date, respectively, the period of estimated future cash flows.

Loss on Fair Value remeasurement of contingent consideration. Fair value remeasurement of contingent consideration includes significant estimates related to probability weighted net cash outflow projections, discounted using a yield curve equivalent to our credit risk which estimates the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca in connection with the Lesinurad Transaction.  Changes to these inputs are re-evaluated each reporting period. The decrease in the loss on fair value of the contingent consideration obligation of approximately $9.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as well as the decrease of approximately $1.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to the passage of time resulting in an increased probability of the approval of DUZALLO. In August 2017, the FDA approved DUZALLO, resulting in a $15.0 million milestone payment.

Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(9,135)	$(9,765)	$630	6%	$(27,164)	$(29,499)	$2,335	8%
Interest and investment income	601	307	294	96%	1,492	823	669	81%
(Loss) gain on derivatives	(4,329)	4,541	(8,870)	(195)%	(1,191)	6,043	(7,234)	(120)%
Loss on extinguishment of debt	—	—	—	—%	(2,009)	—	(2,009)	(100)%
Total other expense, net	$(12,863)	$(4,917)	$(7,946)	(162)%	$(28,872)	$(22,633)	$(6,239)	(28)%

Interest expense decreased by approximately $0.6 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, mainly due to a decrease of approximately $1.0 million in interest expense associated with the redemption of the PhaRMA Notes, as the 2026 Notes have a lower interest rate compared to the PhaRMA Notes, partially offset by an approximately $0.4 million increase in interest expense associated with the 2022 Notes. Interest expense decreased by approximately $2.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, mainly due to a decrease of approximately $3.3 million in interest expense associated with the redemption of the PhaRMA Notes, as the 2026 Notes have a lower interest rate compared to the PhaRMA Notes, partially offset by an approximately $1.0 million increase in interest expense associated with the 2022 Notes.

Interest and investment income increased by approximately $0.3 million and approximately $0.7 million during the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, respectively, mainly due to an increase in interest rates during 2017.

For the three months ended September 30, 2017, we recorded a loss on derivatives of approximately $4.3 million resulting from an approximately $50.0 million decrease in the fair value of the Convertible Note Hedges and an approximately $45.7 million increase in the fair value of the Note Hedge Warrants. For the three months ended September 30, 2016, we recorded a gain on derivatives of approximately $4.5 million resulting from an approximately $37.8 million increase in the fair value of the Convertible Note Hedges and an approximately $33.3 million decrease in the fair value of the Note Hedge Warrants.

For the nine months ended September 30, 2017, we recorded a loss on derivatives of approximately $1.2 million resulting from an approximately $10.7 million decrease in the fair value of the Convertible Note Hedges and an approximately $9.5 million increase in the fair value of the Note Hedge Warrants. For the nine months ended September 30, 2016, we recorded a gain on derivatives of approximately $6.0 million resulting from an approximately $50.8 million increase in the fair value of the Convertible Note Hedges and an approximately $44.8 million decrease in the fair value of the Note Hedge Warrants.

Loss on extinguishment of debt was approximately $2.0 million during the nine months ended September 30, 2017. This is due to the write-off of the remaining unamortized debt issuance costs on the PhaRMA Notes as part of the redemption in January 2017.

Liquidity and Capital Resources

At September 30, 2017, we had approximately $225.4 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds and repurchase agreements. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2017, our balances of cash, cash equivalents and available-for-sale securities decreased approximately $79.8 million. This decrease is primarily due to approximately $134.3 million paid to redeem our outstanding PhaRMA Notes, a $15.0 million milestone payment to AstraZeneca related to the FDA approval of DUZALLO, as well as the approximately $90.3 million of cash used to operate our business, including payments related to, among other things, research and development, and selling, general and administrative expenses as we continue to invest in our research pipeline and support the continued commercialization of our products. We also invested approximately $3.2 million in capital expenditures, and made payments of approximately $2.4 million on capital lease obligations. These cash outflows were partially offset by approximately $146.3 million in proceeds from the issuance of the 2026 Notes, and approximately $19.4 million in proceeds from the exercise of stock options and purchase of shares under the Employee Stock Purchase Plan.

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

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of September 30, 2017, we had an accumulated deficit of approximately $1.3 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015 and approximately $11.2 million of net proceeds, after fees and the redemption of the PhaRMA Notes, from the issuance of $150.0 million in aggregate principal amount of the 2026 Notes in January 2017.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive substantially all of our revenue from this collaboration. Additionally, we began commercializing ZURAMPIC and DUZALLO in the U.S. for the treatment of uncontrolled gout in the fourth quarter of 2016 and the fourth quarter of 2017, respectively. We are also deploying significant resources to advance product opportunities in IBS-C/CIC, abdominal pain associated with lower GI disorders, uncontrolled GERD, and vascular and fibrotic diseases, as well as to fulfill FDA requirements for linaclotide and lesinurad. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS, the Lesinurad Products and financial discipline.  However, we have not achieved positive cash flows from operations to date.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties from Allergan based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities including sales of ZURAMPIC, DUZALLO and any other product, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, develop and commercialize lesinurad in the U.S., and continue to invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of September 30, 2017 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide, lesinurad and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the revenue generated by sales of LINZESS, CONSTELLA, ZURAMPIC, DUZALLO, and any other products we promote;

•	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS, ZURAMPIC, DUZALLO and any other products;

•	the success of our third-party manufacturing activities;

•	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approval development and regulatory requirements;

•	the success of our research and development efforts;

•	the emergence of competing or complementary products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish, including royalties or other payments due or payable under such agreements; and

•	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of integrating any such assets into our business operations.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, Summary of Significant Accounting Policies, in our 2016 Annual Report on Form 10-K and Note 1, Nature of Business, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and nine months ended September 30, 2017 that had a material effect on our condensed consolidated financial statements included in this report.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the primarily short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the indenture that governs the 2022 Notes) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of September 30, 2017, the fair value of the 2022 Notes was estimated by us to be $399.4 million. The 2022 Notes are more fully described in Note 6, Fair Value of Financial Instruments, and Note 10, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2017 and 2016 had a significant impact on our results of operations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management, including our principal executive officer and our interim principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and interim principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our interim principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended September 30, 2017, we transitioned substantially all activities under the Lesinurad transitional services agreement from AstraZeneca to us. Accordingly, we have designed and implemented controls to account for sales and distribution management, specifically related to revenue and inventory processes.

Additionally, effective September 13, 2017, Tom Graney, our former Chief Financial Officer resigned from his position with our Company. Gina Consylman, our Vice President of Finance and Chief Accounting Officer, is serving as our interim Chief Financial Officer.

Based on that evaluation, our principal executive officer and interim principal financial officer concluded no other changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Actions in which we are the Plaintiff

LINZESS

We and Allergan have received Paragraph IV certification notice letters, or Notice Letters, regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (145 mcg and 290 mcg), or the Potential Generic Products, proposed generic versions of our FDA-approved drug LINZESS.  In October 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva. Teva’s Notice Letter contends that United States patents for LINZESS (U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, and 8,110,553 (expiring 2024); 7,304,036 (expiring 2026); and 8,748,573, 8,802,628, and 8,933,030 (expiring 2031), or the Challenged Patents) listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, are invalid, unenforceable and/or would not be infringed by Teva’s manufacture, use, sale or offer for sale of the Potential Generic Products.  In September 2017, we received a second Notice Letter relating to the ANDA submitted to the FDA by Teva.  Teva’s second Notice Letter contends that newly-issued U.S. Patent No. 9,708,371 (expiring 2033) listed in the Orange Book is invalid and/or would not be infringed by Teva’s manufacture, use, sale or offer for sale of the Potential Generic Products.

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

Also in November 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Mylan Pharmaceuticals Inc., or Mylan.  Mylan’s Notice Letter contends that all of the Challenged Patents are invalid, unenforceable and/or would not be infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential Generic Products.  In October 2017, we received a second Notice Letter relating to the ANDA submitted to the FDA by Mylan.  Mylan’s second Notice Letter contends that newly-issued U.S. Patent No. 9,708,371 is invalid and/or would not be infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential Generic Products.

In May 2017, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Sun Pharma Global FZE, or Sun.  Sun’s Notice Letter contends that certain of the Challenged Patents (U.S. Patent Nos. 8,748,573, 8,802,628, and 8,933,030 (expiring 2031)) are invalid and/or would not be infringed by Sun’s manufacture, use, sale or offer for sale of the Potential Generic Products.

In response to the four ANDAs for which we received Notice Letters in 2016, we and Allergan filed a lawsuit against these generic drug manufacturers in Delaware District Court in November 2016.  We asserted that the Challenged Patents are valid and infringed by Teva, Sandoz and Mylan, and that U.S. Patent No. 8,933,030 is valid and infringed by Aurobindo and an affiliate of Aurobindo.  In June 2017, we and Allergan filed a lawsuit against Sun and an affiliate of Sun in Delaware District Court.  We asserted that U.S. Patent No. 8,933,030 is valid and infringed by Sun and its affiliate.  In August 2017, we and Allergan filed a lawsuit against Aurobindo and its affiliate in Delaware District Court, related to Aurobindo’s second Notice Letter.  We asserted that U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, 8,110,553, and 7,304,036 are valid and infringed by Aurobindo and its affiliate.    This lawsuit has been consolidated with the lawsuit filed in November 2016.  In accordance with the Hatch-Waxman Act, the timely filing of the lawsuits against the ANDA filers triggered an automatic stay of the FDA’s approval of the five ANDAs until February 29, 2020 (unless there is a final court decision adverse to us and Allergan sooner).  In October 2017, we and Allergan filed a lawsuit against Teva in Delaware District Court, related to Teva’s second Notice Letter.  We asserted that U.S. Patent No. 9,708,371 is valid and infringed by Teva.

Mylan responded to our lawsuit in December 2016, asserting defenses of, among other things, lack of subject matter and personal jurisdiction and improper venue.  In January 2017, each of Teva and Sandoz filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of the Challenged Patents.  In April 2017, Aurobindo and its affiliate filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 8,933,030.  On July 13, 2017, Mylan filed a motion to dismiss for improper venue.  In September 2017, Aurobindo and its affiliate filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, 8,110,553, and 7,304,036. Trial is scheduled in June 2019 for the action involving Teva, Sandoz, Mylan and Aurobindo.

Item 1A.  Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, any of the factors described below could significantly and negatively affect our business, financial condition, results of operations or prospects. The trading price of our Class A common stock may decline due to these risks.

Risks Related to Our Business and Industry

We are highly dependent on the commercial success of LINZESS in the U.S. for the foreseeable future and we are also dependent on the commercial success of ZURAMPIC and DUZALLO; we cannot guarantee when, or if, we will attain profitability or positive cash flows.

We and our partner, Allergan plc (together with its affiliates), or Allergan, began selling LINZESS in the U.S. during December 2012. In June 2016, we licensed exclusive rights to commercialize products containing lesinurad in the U.S. and we began selling ZURAMPIC and DUZALLO in October 2016 and October 2017, respectively. While we believe that the revenues from our LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future, revenue from sales of ZURAMPIC and DUZALLO is also important to our financial success.  The commercial success of these products depends on a number of factors, including:

•	the effectiveness of our products for their approved indications;

•	the size of the treatable patient populations;

•	the effectiveness of the sales, managed markets and marketing efforts for LINZESS by us and Allergan and for ZURAMPIC and DUZALLO by us;

•	the adoption of our products by physicians, which depends on whether physicians view such products as safe and effective treatments for their approved patient populations and indications;

•	our success in educating and activating potential patients to enable them to more effectively communicate their symptoms and treatment history to their physicians;

•

our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, our products by providing third party payers with a strong value proposition based on the existing burden of illness associated with the approved indications for our products, and the benefits of our products;

•	the effectiveness of Allergan’s distribution networks for LINZESS and the effectiveness of our distribution strategy and networks for ZURAMPIC and DUZALLO;

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas, associated with our products; and

•	the development or commercialization of competing products or therapies for the treatment of the approved indications for our products, or their associated symptoms;

Our revenues from the commercialization of LINZESS, ZURAMPIC and DUZALLO are subject to these factors, and therefore may be unpredictable from quarter-to-quarter. Ultimately, we may never generate sufficient revenues from such products to reach or maintain profitability for our company or to sustain our anticipated levels of operations.

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

The most commonly reported adverse reactions in the clinical trials for lesinurad (in combination with a xanthine oxidase inhibitor, or XOI) for the treatment of hyperuricemia associated with uncontrolled gout were headache, influenza, increased blood creatinine and gastroesophageal reflux disease. ZURAMPIC and DUZALLO were launched in October 2016 and October 2017, respectively.  As a result, such products are being used in wider populations and in less rigorously controlled environments than in the clinical studies supporting their approval.  Additionally, because such products are approved for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout, and DUZALLO is a fixed-dose combination treatment of lesinurad and allopurinol (an XOI), our patients may experience side effects and adverse reactions associated with the use of XOIs.  Notwithstanding ZURAMPIC’s U.S. Food and Drug Administration, or FDA, -approved label, if ZURAMPIC is taken without an XOI, patients may experience new or increased risk of adverse reactions, including the heightened risk of acute renal failure.

Further, as we, our partners and, in the case of lesinurad, AstraZeneca or its other licensees, conduct clinical trials, including in new or existing territories, indications, populations or formulations, as well as explore potential combination products, the number of patients treated with our products within and outside of such products’ currently approved indications and patient populations has grown and continues to do so.

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

In addition, LINZESS, ZURAMPIC and DUZALLO each contain a boxed warning about their use.  The FDA-approved label for LINZESS contains a boxed warning about its use in pediatric patients. LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients 6 to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, which is discussed below.

The FDA-approved label for DUZALLO contains a boxed warning about the risk of acute renal failure with DUZALLO, and the FDA-approved label for ZURAMPIC contains a boxed warning about the risk of acute renal failure with ZURAMPIC, which is more common when ZURAMPIC is used without an XOI.  ZURAMPIC and DUZALLO are both contraindicated in patients with severe renal impairment or end-stage renal diseases, kidney transplant recipients, patients on dialysis or patients with tumor lysis syndrome or Lesch-Nyhan syndrome.  In addition, DUZALLO is contraindicated in patients with a known hypersensivity to allopurinol.  The FDA has required that a post-marketing clinical study be conducted to further evaluate the renal and cardiovascular safety of lesinurad, which is discussed below.

We rely entirely on contract manufacturers, our partners and other third parties to manufacture and distribute linaclotide and lesinurad. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties, or are otherwise unable to manufacture and distribute sufficient quantities to meet demand, our commercialization efforts may be materially harmed.

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture active pharmaceutical ingredient, or API, and final drug product.  We rely on our partners, with respect to linaclotide, and a -third party logistics provider and various distributors, with respect to products containing lesinurad, to store and distribute that drug product to third party purchasers. With respect to linaclotide, we and certain of our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered territories. Each of Allergan and Astellas is responsible for linaclotide drug product and finished goods manufacturing (including bottling and packaging) for its respective territories, and distributing the finished goods to wholesalers. Among our linaclotide drug product manufacturers, only Allergan has significant experience in manufacturing linaclotide on a commercial scale. We have an agreement with an independent third party to serve as an additional source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca for linaclotide, we are accountable for drug product and finished goods manufacturing for China and Macau, and for drug product manufacturing for Hong Kong, with AstraZeneca accountable for finished goods manufacturing for Hong Kong.

With respect to lesinurad, we have a commercial supply agreement with AstraZeneca to manufacture finished drug product. We rely exclusively on AstraZeneca as our supplier of finished drug product for ZURAMPIC and DUZALLO. If, for any reason, AstraZeneca is unable or unwilling to perform under our commercial supply agreement or if AstraZeneca performs poorly, our ability to timely deliver ZURAMPIC and DUZALLO to our customers would be significantly impaired or we might not be able to supply such products to our customers at all.  The sales of ZURAMPIC and DUZALLO would be adversely affected and such failure to deliver finished drug product to our customers would negatively impact our reputation.  If such event occurs, we would need to identify alternate manufacturers and we would expend time and effort to validate and obtain necessary regulatory approvals for such alternative manufacturers and there is no assurance that we would be able to identify alternative manufacturers that would be available to us on acceptable terms, if at all.  We also rely on a third-party logistics provider and various distributors to store and distribute lesinurad.  This distribution network requires significant coordination with our sales and marketing and finance organizations, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue.  Our lesinurad distribution network and commercialization efforts may be significantly impacted if our logistics provider’s warehouse is damaged or if there are disruptions in its, or one or more of our distributor’s, business, or if we are unable to effectively manage the distribution process. Distribution practices will also need to comply with the applicable regulatory requirements. If our distributors do not comply with the applicable regulatory requirements, we could be exposed to potential enforcement actions.

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

Expanding and maintaining our commercial infrastructure for lesinurad is a significant undertaking that requires substantial financial and managerial resources, and we may encounter delays or may not be successful in our efforts.

While we are currently marketing and selling LINZESS in the U.S. with our partner Allergan, ZURAMPIC is our first solely marketed product in the U.S. and we have limited experience in acquiring and integrating additional products into our current commercial infrastructure.  Unlike LINZESS, we are solely responsible for the commercialization of ZURAMPIC and DUZALLO, each of which are in the early stages of commercialization, and we do not have significant experience with all components of substantial commercial launches without a partner.  Establishing, maintaining and/or expanding the necessary capabilities are competitive and time-consuming and the commercialization of ZURAMPIC and DUZALLO requires a significant expenditure of operating, financial and management resources.  Even with those investments, we may not be able to maximize our sales of ZURAMPIC and DUZALLO or we may incur more expenditures than anticipated in order to maximize our sales.  We cannot guarantee that we will be able to establish, maintain and/or expand our sales, marketing, distribution and market access capabilities, and enter into and maintain any agreements necessary for commercialization with payers and third-party providers on acceptable terms, if at all.  If we are unable to establish, maintain and/or expand such capabilities, either on our own or by entering into agreements with others, or are unable to do so in an efficient manner or on a timely basis, we will not be able to maximize our sales of ZURAMPIC and DUZALLO, which would adversely affect our business, operating results and financial condition.

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

We will incur additional expenses to successfully integrate ZURAMPIC and DUZALLO and, if developed, other lesinurad products with our business operations and such integration has been, and will be, a complex and time-consuming process.  We refer to ZURAMPIC, DUZALLO and other potential lesinurad products as the Lesinurad Business.  There may be substantial difficulties, costs and delays relating to establishing and maintaining certain capabilities necessary to commercialize ZURAMPIC and DUZALLO and transitioning certain activities from AstraZeneca.  Such integration may result in the distraction of management and key functional areas from day-to-day operations and the diversion of financial resources that would otherwise be available for the ongoing development or commercialization of our other programs.

Even if the commercialization of ZURAMPIC and DUZALLO and the integration of the Lesinurad Business are successful, we may fail to further our business strategy as anticipated or to achieve anticipated benefits and success.  We have made assumptions relating to the impact of the Lesinurad Business on our financial results relating to numerous matters, including the amount of goodwill and intangible assets related to the Lesinurad Business, the cost of development and commercialization of such products and other potential lesinurad products, and the associated costs and impact and the other financial and strategic risks related to the acquisition of the Lesinurad Business.  We may incur higher than expected operating, transaction and integration costs, and we may encounter general economic and business conditions that adversely affect the Lesinurad Business.  If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the benefits from the acquisition of the Lesinurad Business may not be realized or be of the magnitude expected.

If any of our linaclotide partners undergoes a change in control or in management, this may adversely affect our collaborative relationship or the success of the commercialization of linaclotide in the U.S. or in the other countries where it is approved, or the ability to achieve regulatory approval, launch and commercialize linaclotide in other territories.

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

Our and Allergan’s ability to commercialize LINZESS and our ability to commercialize ZURAMPIC and DUZALLO in the U.S. successfully depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Allergan (with respect to LINZESS) will be able to negotiate or continue to negotiate pricing terms with third-party payers at levels that are profitable to us, or at all. Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for LINZESS, ZURAMPIC and DUZALLO, and others may do so in the future.  Our business would be materially adversely affected if we and Allergan are not able to receive approval for reimbursement of LINZESS and we are not able to receive approval for reimbursement of ZURAMPIC and DUZALLO, in each case, from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if private health insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payers limit or reduce the indications for or conditions under which our products may be reimbursed.

We expect to experience pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below, as well as the trend toward programs aimed at reducing healthcare costs, the increasing influence of managed care, the ongoing debates on reducing government spending and additional legislative proposals. These healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our and our partners’ ability to obtain or maintain reimbursement for our products at satisfactory levels, or at all, which could materially harm our business and financial results.

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

Because we work with partners to develop, manufacture and commercialize our products, we are dependent upon third parties, and our relationships with those third parties, in our efforts to obtain regulatory approval for, and to commercialize, our products, as well as to comply with regulatory and other obligations with respect to such products.

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

These integrated functions may not be carried out effectively and efficiently if we fail to communicate and coordinate with our linaclotide partners, and vice versa. Our linaclotide partnering strategy imposes obligations, risks and operational requirements on us as the central node in our global network of partners. If we do not effectively communicate with each partner and ensure that the entire network is making integrated and cohesive decisions focused on the global brand for linaclotide, linaclotide will not achieve its maximum commercial potential.  Further, we have limited ability to control the amount or timing of resources that our partners devote to linaclotide. If any of our partners fails to devote sufficient time and resources to linaclotide, or if its performance is substandard, it will delay the potential submission or approval of regulatory applications for linaclotide, as well as the manufacturing and commercialization of linaclotide in the particular territory. A material breach by any of our partners of our collaboration or license agreement with such partner, or a significant disagreement between us and a partner, could also delay the regulatory approval and commercialization of linaclotide, potentially lead to costly litigation, and could have a material adverse impact on our financial condition. Moreover, although we have non-compete restrictions in place with each of our linaclotide partners, they may have relationships with other commercial entities, some of which may compete with us. If any of our partners assists our competitors, it could harm our competitive position.

With respect to lesinurad, as part of our acquisition of the Lesinurad Business, we rely on AstraZeneca to provide us with information about ZURAMPIC, DUZALLO and other potential lesinurad products that may be critical to the development and the commercial success of such products in the U.S.  For example, AstraZeneca is responsible for notifying us of certain material intellectual property related to lesinurad that is developed by it or its other licensees of lesinurad.  If AstraZeneca does not notify us of such intellectual property or AstraZeneca’s licensees fail to report such intellectual property to AstraZeneca, or, in each case, fail to provide such information on a timely basis, we may not be able to commercialize ZURAMPIC, DUZALLO and other potential lesinurad products as effectively or efficiently.

In addition, adverse event reporting requires significant coordination with our partners and third parties.  We are the holder of the global safety database for linaclotide responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to linaclotide, and an AstraZeneca partner is the holder of the global safety database for lesinurad responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to lesinurad. If we or AstraZeneca’s partner fails to perform such activities and maintain each safety database or if our partners (or their licensees) do not report adverse events related to our products, or fail to do so in a timely manner, we may not receive the information that we are required to report to the FDA regarding such products.  Furthermore, we or our partners (or their licensees) may fail to adequately monitor, identify or investigate adverse events, or to report adverse events to the FDA or foreign regulatory authority within the prescribed timeframe. If we or our partners (or their licensees) are unsuccessful in any of the foregoing due to poor process, execution, oversight, communication, adjudication or otherwise, then we may suffer any number of consequences, including the imposition of additional restrictions on the use of our products, removal of our products from the market, criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval of future products.

Even though LINZESS, ZURAMPIC and DUZALLO are approved by the FDA, such products face post-approval development and regulatory requirements, which present additional challenges.

In August 2012, the FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC.  In December 2015, the FDA approved ZURAMPIC for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout, and in August 2017, the FDA approved DUZALLO for the treatment of hyperuricemia associated with gout in patients who have not achieved target serum acid levels with a medically appropriate daily dose of allopurinol alone. Each of such products is subject to ongoing FDA requirements, including those governing the testing, manufacturing, labeling, packaging, storage, advertising, promotion, sale, distribution, recordkeeping and submission of safety and other post-market information.

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

ZURAMPIC and DUZALLO are contraindicated in patients with severe renal impairment or end-stage renal diseases, kidney transplant recipients, patients on dialysis or patients with tumor lysis syndrome or Lesch-Nyhan syndrome.  In addition, DUZALLO is contraindicated in patients with a known hypersensivity to allopurinol. DUZALLO is approved for the treatment of hyperuricemia associated with gout in patients who have not achieved target serum acid levels with a medically appropriate daily dose of allopurinol alone, and there is a boxed warning that acute renal failure has occurred with lesinurad, one of the components of DUZALLO.  ZURAMPIC is approved for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout, and there is a boxed warning about the risk of acute renal failure with ZURAMPIC, which is more common when ZURAMPIC is used without an XOI. The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. We rely exclusively on AstraZeneca as our supplier of drug product for such study and other development activities pursuant to our clinical supply agreement.  If, for any reason, AstraZeneca is unable or unwilling to perform under our clinical supply agreement or if AstraZeneca performs poorly, our ability to, among other things, complete the post-marketing clinical study for lesinurad could be delayed or we may not be able to complete it at all.  Additionally, as the holder of the approved NDA for each of ZURAMPIC and DUZALLO, we are obligated to monitor and report adverse events and any failure of such products to meet the specifications in the applicable NDA, to submit new or supplemental applications and to obtain FDA approval for certain changes to such products, including changes to product labeling and manufacturing processes.

These post-approval requirements impose burdens and costs on us.  Failure to effectively, appropriately and timely conduct and complete the required studies relating to our products, monitor and report adverse events and meet our other post-approval commitments would lead to negative regulatory action at the FDA, which could include withdrawal of regulatory approval of our products for their currently approved indications and patient populations.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP and other applicable regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including withdrawal of the product from the market or suspension of manufacturing. If we, our partners or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may take the following actions, among others:

•	issue warning letters or untitled letters;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications submitted by us or our partners;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require us to initiate a product recall.

If we fail to comply with our obligations under our license with AstraZeneca, we could lose rights to the Lesinurad Business.

We are a party to a license agreement with AstraZeneca for exclusive rights to ZURAMPIC, DUZALLO and any other products containing lesinurad in the U.S.  Our license agreement with AstraZeneca imposes various milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations, AstraZeneca may have the right to terminate the license agreement, in which event we would not be able to continue commercializing

ZURAMPIC and DUZALLO or developing any other lesinurad product that is covered by the license. Termination of the license agreement or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, and, if we lose rights to the Lesinurad Business, ceasing development and commercial activities related to lesinurad, adversely affecting our business.

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

The U.S. government and individual states have been aggressively pursuing healthcare reform, as evidenced by the impact of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010, or the ACA. These healthcare reform laws contain several cost containment measures that could adversely affect our future revenue, including, for example, increased drug rebates under Medicaid for brand name prescription drugs, extension of Medicaid rebates to Medicaid managed care plans, and extension of so-called 340B discounted pricing on pharmaceuticals sold to certain healthcare providers. Additional provisions of the healthcare reform laws that may negatively affect our future revenue and prospects for profitability include the assessment of an annual fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid, as well as mandatory discounts on pharmaceuticals sold to certain Medicare Part D beneficiaries. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. In addition, we face uncertainties because there have been and may be additional federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us.

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

The Food and Drug Administration Amendments Act of 2007 also provides the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatrics and we have established a clinical post-marketing plan with the FDA to further evaluate the renal and cardiovascular safety of lesinurad, each of which is discussed above. The FDA’s exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of our products, and could result in potential restrictions on the sale and/or distribution of our products, even in such products’ approved indications and patient populations.

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

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) and two patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation. We also have additional U.S. patents and applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS, including a patent expiring in 2033 covering a component of LINZESS as well as formulations comprising linaclotide and this component. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the U.S. Patent and Trademark Office, or the USPTO, in the future. We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results.  In March 2013, an opposition to one of our granted patents covering linaclotide was filed in Europe. In April 2015, the patent was upheld in its entirety by the European Patent Office, affirming the strength of our intellectual property and our belief that the opposition was without merit. In September 2017, an opposition to one of our granted patents covering a component of CONSTELLA, as well as formulations comprising linaclotide and this component, was filed in Europe.  We believe that the patents that are the subject of these oppositions were appropriately granted but we cannot be certain of this until the opposition proceedings, including the associated appeals processes, are complete.  While the oppositions are ongoing, we will incur additional expense and be required to focus additional efforts on the proceedings. Moreover, successful outcomes in the oppositions do not preclude later challenges to these or other of our patents in the courts.  Even if these patents were ultimately found to be invalid, we have other linaclotide composition of matter-, use- and formulation-related patents that are granted and in force, and we believe these patents provide strong and sufficient patent protection in Europe.

We received an exclusive license from AstraZeneca for several issued patents and pending applications in the U.S. related to ZURAMPIC and DUZALLO, including a composition of matter patent for lesinurad covering both ZURAMPIC and DUZALLO (U.S. Patent 8,003,681), several patents directed to ZURAMPIC and DUZALLO pharmaceutical compositions and methods of use, and patents and applications relating to polymorphic forms of lesinurad and methods of manufacturing lesinurad.  Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the USPTO in the future. If any or all of the ZURAMPIC- or DUZALLO-related patents were invalidated, we would still have at least five years of marketing exclusivity under the Hatch-Waxman Act from FDA approval of ZURAMPIC. We believe that each of the patents in AstraZeneca’s U.S. lesinurad patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of AstraZeneca’s present or future lesinurad patents is invalidated, this could have an adverse effect on our business and financial results, particularly for the period beyond five years following marketing approval.

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

Competitors may infringe the patents relating to our products and our product candidates or may assert that such patents are invalid. To counter ongoing or potential infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Litigation with generic manufacturers has become increasingly common in the biotechnology and pharmaceutical industries. In addition, in an infringement or invalidity proceeding, a court or patent administrative body may determine that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Generic drug manufacturers were first able to file ANDAs for generic versions of LINZESS in August 2016 and will first be able to file ANDAs in December 2019 for ZURAMPIC and DUZALLO, but we may not become aware of these filings for several months after any such submission due to procedures specified under applicable FDA regulations. When filing an ANDA for one of our products, a generic drug manufacturer may choose to challenge one or more of the patents that cover such product. As such, we may need to protect our intellectual property rights by bringing legal proceedings against the generic drug manufacturer.

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

After evaluation, we may file patent infringement lawsuits or take other action against the companies making ANDA filings.  If a patent infringement suit has been filed within 45 days of receipt of a notice letter, the FDA is not permitted to approve any ANDA that is the subject of such lawsuit for 30 months from the date of the NDA holder’s and patent owner’s receipt of the ANDA filer’s notice letter, or until a court decides that the relevant patents are invalid, unenforceable and/or not infringed. In the case of suits filed before expiration of the new chemical entity, or NCE, exclusivity period for a particular drug, the 30-month stay would be calculated from the end of the applicable NCE exclusivity period.  In addition to shortening the 30-month stay based on a decision that the relevant patents are invalid, unenforceable and/or not infringed, a court can also shorten or lengthen the 30-month stay under certain limited circumstances.  The NCE exclusivity period for LINZESS expired on August 30, 2017, and the 30-month stay for any ANDA that is the subject of the patent infringement lawsuits filed by us before such expiration date ends on February 29, 2020 (absent any of the foregoing adjustments).  We have filed patent infringement lawsuits against the companies making such ANDA filings.  For additional information relating to such lawsuits, see Item 1, Legal Proceedings, elsewhere in this Quarterly Report on Form 10-Q.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing our products, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our 11% PhaRMA Notes due 2024, or the PhaRMA Notes, related to the sales of LINZESS in the U.S. (which were redeemed, in full, in connection with the funding and issuance in January 2017 of our 8.375% Notes due 2026, or the 2026 Notes) and our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and we have incurred losses in each year since our inception in 1998. We currently derive substantially all of our revenue from our LINZESS collaboration with Allergan for the U.S.  We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. We incurred net losses of approximately $129.0 million and approximately $68.2 million in the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of approximately $1.3 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and lesinurad, and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other commercial activities, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, this will have an adverse effect on our stockholders’ equity and working capital.

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

In January 2017, in connection with the redemption of our PhaRMA Notes, we issued $150.0 million aggregate principal amount of our 2026 Notes bearing an annual interest rate of 8.375%.  In June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes and we have previously raised additional funds through other capital raising activities, including the sale of shares of our Class A common stock in public offerings and the issuance of our PhaRMA Notes in January 2013 (which were redeemed, in full, in connection with the issuance of our 2026 Notes). However, marketing and selling primary care drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the level of underlying demand for our products by prescribers and patients in the countries in which they are approved;

•	the costs associated with commercializing our products in the U.S.;

•	the costs of establishing, maintaining and/or expanding sales, marketing, distribution, and market access capabilities for our products;

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

•	the rate of progress and the costs associated with development of lesinurad, including costs related to the post-marketing clinical trial for lesinurad required by the FDA;

•	the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies or assets;

•	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;



•	the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements;

•	the timing of any regulatory approvals of our product candidates;

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

As of September 30, 2017, we had total indebtedness of approximately $485.7 million and available cash, cash equivalents and available for sale securities of approximately $225.4 million. We chose to issue our 2026 Notes (in connection with the redemption, in full, of our PhaRMA Notes) and our 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

We expect our operating results to be subject to frequent fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the level of underlying demand for our products in the countries in which they are approved;

•	wholesalers’ buying patterns with respect to our products;

•	the costs associated with commercializing our products in the U.S.;

•	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

•	our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

•	any excess or obsolete inventory, and associated write-downs;

•	any changes in the fair value of contingent consideration and the associated impact on our statement of operations;

•	any variations in the level of expenses related to our development programs;

•	addition or termination of clinical trials;

•	regulatory developments affecting our products and product candidates; and

•	any material lawsuit in which we may become involved.

In addition, any impairments of goodwill or intangible assets and any associated write-downs would have a negative effect on our operating results.  Determining whether an impairment exists and the amount of the potential impairment is subject to significant uncertainty and involves the use of estimates and assumptions. For example, our ZURAMPIC and DUZALLO intangible assets are significant.  If our estimates and assumptions about these products change significantly, including with respect to their commercial performance, our ZURAMPIC and DUZALLO intangible assets may become impaired and we may be required to recognize a material write-down.

If our operating results fall below the expectations of investors or securities analysts for any of the foregoing reasons or otherwise, the price of our Class A common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of September 30, 2017, there were 135,327,786 and 14,364,193 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 19,610,664 and 1,709,220 outstanding stock options (vested and unvested) and 2,205,003 and no unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively.  As of September 30, 2017, the holders of our Class A common stock own approximately 90% and the holders of our Class B common stock own approximately 10% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 49% and holders of our Class B common stock have approximately 51% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

We expect that the price of our Class A common stock will fluctuate substantially.

The market price of our Class A common stock may be highly volatile due to many factors, including:

•	the commercial performance of our products in the countries in which they are approved, as well as the costs associated with such activities;

•	any third-party coverage and reimbursement policies for our products;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments, litigation or public concern about the safety of our products or our potential products;
•	announcements of the introduction of new products by us or our competitors;

•	announcements concerning product development results, including clinical trial results, or intellectual property rights of us or others;

•	actual and anticipated fluctuations in our quarterly and annual operating results;

•	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

•	sales of additional shares of our common stock or sales of securities convertible into common stock or the perception that these sales might occur;

•	additions or departures of key personnel;

•	developments concerning current or future collaboration, partnership, licensing or other strategic arrangements; and

•	discussion of us or our stock price in the financial or scientific press or in online investor communities.

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

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

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

Ironwood Pharmaceuticals, Inc.

Date: November 2, 2017	By:	/s/ PETER M. HECHT
Peter M. Hecht
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2017	By:	/s/ GINA CONSYLMAN
Gina Consylman
Interim Chief Financial Officer, Vice President, Finance and Chief Accounting Officer
(Interim Principal Financial Officer and Principal Accounting Officer)