Form 10-K
period 2017-12-31
IRONWOOD PHARMACEUTICALS INC
filed 2018-02-22
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of voting stock held by non‑affiliates of the Registrant as of June 30, 2017: $2,706,473,658

As of February 12, 2018, there were 136,899,154 shares of Class A common stock outstanding and 13,997,357 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
•

the in-licensing or acquisition of externally discovered businesses, products or technologies, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions;

•	our expectations as to future financial performance, revenues, expense levels, payments, cash flows,

profitability, tax obligations, capital raising and liquidity sources, real estate needs and concentration of voting control, as well as the timing and drivers thereof, and internal control over financial reporting;

•	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions described herein;
•	inventory levels and write downs, or asset impairments, and the drivers thereof, and inventory purchase commitments;
•	our expectations regarding amortization or impairments of intangible assets and estimates and assumptions related thereto;
•	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products and product candidates;
•	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;
•	trends and challenges in our potential markets;
•	our ability to attract and motivate key personnel; and
•	other factors discussed elsewhere in this Annual Report on Form 10‑K.

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

PART I

Item 1.    Business

Our Company

We are a commercial biotechnology company leveraging our proven development and commercial capabilities as we seek to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, based upon our target-to-disease approach to development and leveraging our core areas of expertise in gastrointestinal, or GI diseases and primary care, as well as in guanylate cyclase, or GC, pathways.

Our first commercial product, linaclotide, is available to adult men and women suffering from irritable bowel syndrome with constipation, or IBS‑C, or chronic idiopathic constipation, or CIC, in certain countries around the world. Linaclotide is available under the trademarked name LINZESS® to adult men and women suffering from IBS‑C or CIC in the United States, or the U.S., and Mexico, and to adult men and women suffering from IBS-C in Japan. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We and our U.S. linaclotide partner Allergan plc (together with its affiliates), or Allergan, plan to advance a linaclotide delayed release formulation for the potential treatment of abdominal pain in patients with all forms of IBS. We and Allergan are also continuing to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions.

We are advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant for the potential treatment of uncontrolled gastroesophageal reflux disease, or uncontrolled GERD. In July 2017, we reported positive top-line data from a Phase IIb clinical trial evaluating IW-3718 in patients with uncontrolled GERD that we believe support advancement of this program into Phase III development.

We are commercializing in the U.S. two products within our uncontrolled gout program, DUZALLO® (lesinurad and allopurinol) and ZURAMPIC® (lesinurad). DUZALLO is a fixed-dose combination product of lesinurad and allopurinol available for the treatment of hyperuricemia associated with gout in adults who have not achieved goal serum uric acid, or sUA, levels with a medically appropriate daily dose of allopurinol alone. ZURAMPIC is available for use in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with uncontrolled gout in adults who have not achieved goal sUA levels with a medically appropriate daily dose of a XOI alone. In June 2016, we closed a transaction, or the Lesinurad Transaction, with AstraZeneca AB (together with its affiliates), or AstraZeneca, pursuant to which we received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient, or the Lesinurad License, including DUZALLO and ZURAMPIC.

We are also leveraging our pharmacological expertise in GC pathways gained through the discovery and development of linaclotide, a GC-C agonist, to develop a pipeline of soluble guanylate cyclase, or sGC, stimulators, including praliciguat (IW-1973) and IW-1701. We are advancing praliciguat, our lead sGC stimulator, for the potential treatment of diabetic nephropathy and the potential treatment of heart failure with preserved ejection fraction, or HFpEF. Our second clinical sGC stimulator, IW-1701, is being developed for the potential treatment of sickle cell disease and achalasia.

The following table presents the status of selected key development programs in our pipeline:

The status of our development programs in the table above represents the ongoing phase of development and does not correspond to the initiation or completion of a particular phase. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in the “Risk Factors” section of this Annual Report on Form 10‑K.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide and the commercialization of lesinurad, as well as to the research and development of our other product candidates.

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

Linaclotide—U.S.  In August 2012, the FDA approved LINZESS as a once‑daily treatment for adult men and women suffering from IBS‑C (290mcg dose) or CIC (145mcg dose). We and Allergan began commercializing LINZESS in the U.S. in December 2012. Linaclotide is the first product approved by the FDA in a class of GI medicines called guanylate cyclase type‑C, or GC‑C, agonists. We and Allergan continue to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions.

72 mcg for CIC in Adult Men and Women.  In January 2017, the FDA approved a 72 mcg dose of linaclotide for the treatment of adult men and women with CIC. Together with the currently approved 145 mcg dose, the availability of the 72 mcg dose provides physicians with dosing flexibility based on individual presentation or tolerability in treating adult CIC patients in the U.S.

Pediatrics.  We and Allergan have established a nonclinical and clinical post‑marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients. We and Allergan have initiated two Phase II clinical pediatric studies in IBS‑C patients age seven to 17 and functional constipation patients age six to 17.

LINZESS is covered by a U.S. composition of matter patent that expires in 2026, including patent term extension, as well as multiple additional patents covering the commercial formulation of LINZESS and methods of using this formulation to treat patients with IBS C or CIC, all of which expire in the early 2030s. We and Allergan have received Paragraph IV certification notice letters, or Notice Letters, regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), proposed generic versions of LINZESS. In January 2018, we and Allergan entered into a settlement agreement with one such generic drug manufacturer. Pursuant to the terms of the settlement, we and Allergan will grant the manufacturer a license to market a generic version of LINZESS in the United States beginning on February 1, 2031 (subject to FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur. For additional information relating to such ANDAs and any resolution of related litigation, see Item 3, Legal Proceedings, elsewhere in this Annual Report on Form 10-K.

Linaclotide Life Cycle Management. In November 2017, we announced an updated linaclotide life cycle management strategy in the U.S. to further support the achievement of the key objectives of the life cycle management program, which include strengthening the clinical profile of linaclotide by obtaining additional abdominal symptom claims and expanding the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation in all IBS subtypes. We and Allergan also continue to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions.

Additional Abdominal Symptom Claims. We and Allergan identified a development path with LINZESS intended to obtain abdominal symptom claims including bloating and discomfort, two highly bothersome symptoms associated with IBS-C, through a single Phase III trial. Greater than 65% of IBS-C patients suffer from bloating and/or discomfort at least one time per week, according to the Lieberman GI Patient Landscape Survey performed in 2010.

Linaclotide Delayed Release. During 2017, we and Allergan were advancing two linaclotide delayed release formulations: delayed release-1 and delayed release-2. As part of the refined linaclotide life cycle strategy, we and Allergan plan to advance linaclotide delayed release-2 as a potential visceral, non-opioid, pain-relieving agent for patients suffering from all forms of IBS. There are an estimated 20 to 25 million Americans who suffer from symptoms of IBS with diarrhea and IBS-mixed, according to Irritable Bowel Syndrome in Women: The Unmet Needs, (published in Society for Women’s Health Research in 2002) and Hungin AP, et al. Irritable bowel syndrome in the United States: prevalence, symptom patterns and impact (published in Aliment Pharmacol Ther. in 2005). Linaclotide delayed release-1 was designed to potentially improve abdominal pain relief in adult IBS-C patients. With our updated strategy, we and Allergan no longer intend to pursue linaclotide delayed release-1.

Linaclotide Opioid Induced Constipation. We and Allergan no longer intend to pursue linaclotide as a potential treatment of the GI dysfunction associated with opioid induced constipation.

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

Astellas Pharma Inc., or Astellas, has rights to develop and commercialize linaclotide in Japan. In December 2016, the Japanese Ministry of Health, Labor and Welfare approved LINZESS for the treatment of adults with IBS-C in Japan.  In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan. In September 2017, Astellas submitted a supplemental new drug application for approval of LINZESS for the treatment of adult patients with chronic constipation in Japan.

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

We are advancing IW‑3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of uncontrolled GERD. Our clinical research has demonstrated that reflux of bile from the intestine into the stomach and esophagus plays a key role in the ongoing symptoms of uncontrolled GERD. IW-3718 is a novel formulation of a bile acid sequestrant designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with uncontrolled GERD. In July 2017, we reported positive top-line data from a Phase IIb clinical trial evaluating IW-3718 that we believe support potential advancement of this program into Phase III development.

Uncontrolled Gout Programs

Gout is a highly symptomatic and painful form of inflammatory arthritis affecting more than nine million people in the U.S., according to a study published in 2011 by Y. Zhu in Arthritis & Rheumatology and an estimated 3% compound annual growth rate in gout incidence based on data reported in this same study and in a study published in 2002 by E. Arromdee in The Journal of Rheumatology. It is caused by an underlying metabolic disorder, hyperuricemia, high levels of uric acid in the blood, and can lead to painful flares characterized by excruciating pain, inflammation, swelling and tenderness in one or more joints. More than four million patients are treated with an XOI, either allopurinol or febuxostat, for gout in the U.S. Of these, an estimated two million patients are uncontrolled and are not achieving target sUA levels (<6 mg/dL as recommended by the American College of Rheumatology), despite treatment with an XOI according to Zhu Y, et al. Prevalence of Gout and Hyperuricemia in the US General Population. Arthritis Rheum. 2011;63:3136-41. These patients continue to suffer from flares and may face serious long-term consequences that can result from having uncontrolled sUA levels.

In June 2016, we closed the Lesinurad Transaction, pursuant to which we received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient, including DUZALLO and ZURAMPIC.

DUZALLO. In August 2017, the FDA approved DUZALLO, a fixed-dose combination product of lesinurad and allopurinol, for the treatment of hyperuricemia associated with gout in patients who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone. In October 2017, we began commercializing DUZALLO in the U.S.

ZURAMPIC. Lesinurad 200mg tablets were approved as ZURAMPIC by the FDA in December 2015, for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout. In October 2016, we began commercializing ZURAMPIC in the U.S.

In January 2018, we commenced an initiative to evaluate the optimal mix of investments for our lesinurad franchise for uncontrolled gout, including DUZALLO and ZURAMPIC. As part of this effort, in 2018 we are re-allocating resources within our lesinurad franchise to systematically explore a more comprehensive marketing mix in select test markets (with paired controls), while continuing to build market presence for the lesinurad franchise across the country. We expect the data received in 2018 from these test markets to inform our future investment in the lesinurad franchise.

Diabetic Nephropathy and HFpEF Programs

Praliciguat (IW-1973).  Our lead sGC stimulator, praliciguat, is in Phase II development for diabetic nephropathy and HFpEF.

Diabetic nephropathy affects an estimated eight million Americans and 20 to 40 percent of all diabetic patients worldwide according to deBoer IH et al, Temporal Trends in the Prevalence of Diabetic Kidney Disease in the US (published in JAMA in 2011) and Gheith et al, Diabetic kidney disease: world wide differences in prevalence and risk factors (published in 2016 in Journal of Nephropharmacology). It is the leading cause of end-stage renal disease. Based on non-clinical data, praliciguat has the potential to address the underlying causes of diabetic nephropathy by improving nitric oxide, or NO, signaling, which could help protect renal function through improving renal blood flow regulation, reducing vascular and tissue inflammation, and inhibiting fibrosis.

HFpEF affects an estimated three million Americans and 40 to 70 percent of heart failure patients worldwide, according to Heart Failure with Preserved Ejection Fraction: Persistent Diagnosis, Therapeutic Enigma, (published in Current Cardiovascular Risk Report in. 2011) October and Zaijan, et al Epidemiology and etiology of heart failure (published in 2016 in Nature). It is a highly symptomatic condition with high rates of morbidity and mortality that can cause insufficient delivery of oxygen to the tissues, fluid in the lungs and edema of the extremities, causing patients to be short of breath and have compromised exercise tolerance. Based on non-clinical data, praliciguat has the potential to address the underlying causes of HFpEF by improving NO signaling, which may increase blood flow to tissues and reduce vascular inflammation and fibrosis.

Specialty Disease Programs

IW‑1701.  Our second clinical sGC stimulator, IW-1701, is in Phase II development for the potential treatment of sickle cell disease and achalasia.

Sickle cell disease is a debilitating genetic disorder that causes red blood cells to become sickle-shaped, reducing normal red blood cell number, blood flow and oxygen delivery to organs. According to the Centers for Disease Control and Prevention, sickle cell disease affects approximately 100,000 Americans. Additionally, the World Health Organization, Genes and Human Disease maintains millions of people throughout the world suffer from sickle cell disease. Many of the symptoms of sickle cell disease are believed to be caused by a deficiency of NO. IW-1701 has been shown to improve NO signaling in non-clinical studies and is being investigated for its potential to treat multiple aspects of sickle cell disease pathophysiology, including red blood cell sickling, decreased blood flow and vascular inflammation.

Achalasia is a rare disease with a prevalence rate of 10/100,000 in which the lower esophagus does not relax normally. The cardinal symptoms of achalasia are dysphagia (swallowing problems), regurgitation, and chest pain. There are no FDA approved medicines for patients suffering from achalasia according to the Global Data Drugs Database. Several procedural treatment options are available (e.g., pneumatic dilation and surgical myotomy). Unfortunately, none can stop or reverse the underlying functional defect  in the esophagus of patients with achalasia. Based on non-clinical data, IW-1701 has the potential to address the underlying causes of achalasia by improving NO signaling, which may induce vascular smooth-muscle relaxation in the esophagus and in the lower esophageal sphincter and promote swallowing.

LINZESS and the majority of our current product candidates have been discovered internally. We believe our discovery team has created a number of promising candidates over the past few years and has developed an extensive intellectual property estate in each of these areas. We have also accessed externally-discovered drug candidates that fit within our core strategy and intend to continue to access such drug candidates in the future. In evaluating these potential assets, we apply the same investment criteria as those used for investments in internally discovered assets. We have committed significant resources into the research and development of our product candidates and intend to continue to do so for the foreseeable future. For the years ended December 31, 2017, 2016, and 2015, research and development expenses were approximately $148.2 million, approximately $139.5 million, and approximately $108.7 million, respectively.

Collaborations and Partnerships

As part of our strategy, we have established development and commercial capabilities that we plan to leverage as we seek to bring multiple medicines to patients. We intend to play an active role in the development and commercialization of our products in the U.S., either independently or with partners that have strong capabilities. We also intend to establish strong global brands by out‑licensing development and commercialization rights to our products in other key territories to high‑performing partners. We believe in the long‑term value of our drug candidates, so we seek collaborations that increase the value of our programs by providing meaningful economics and incentives for us and any potential partner. Furthermore, we seek partners who share our values, culture, processes and vision for our products, which we believe will enable us to work with those partners successfully for the entire potential patent life of our drugs. We intend to continue to access innovative externally developed products through strategic transactions and to leverage our existing capabilities to develop and commercialize these products in the U.S.

The following chart shows our revenue for the U.S. and territories outside of the U.S. as a percentage of our total revenue for each of the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
U.S.	89.0%	83.1%	92.3%
Rest of world	11.0%	16.9%	7.7%
	100.0%	100.0%	100.0%

Revenue attributable to our linaclotide partnerships comprised substantially all of our revenue for each of the years indicated. Further, we currently derive a significant portion of our revenue from our LINZESS collaboration with Allergan for the U.S. and believe that the revenues from this collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. In addition, our collaborative arrangements revenue and sale of API outside of the U.S. has fluctuated for the years ended December 31, 2017, 2016 and 2015, and may continue to fluctuate as a result of the timing and amount of sales of linaclotide API to certain of our partners, license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships outside of the U.S., as well as the timing and amount of royalties from the sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval.

Linaclotide

We have pursued a partnering strategy for commercializing linaclotide that has enabled us to retain significant oversight over linaclotide’s development and commercialization worldwide, share the costs with collaborators whose capabilities complement ours, and retain a significant portion of linaclotide’s future long‑term value. As of December 31, 2017, licensing fees, milestones, royalties and related equity investments from our linaclotide partners cumulatively totaled approximately $412.5 million. In addition, we and Allergan jointly fund the development and commercialization of LINZESS in the U.S., sharing equally in any net profits or losses, and we and AstraZeneca jointly fund the development and commercialization of linaclotide in China, Hong Kong and Macau, with AstraZeneca receiving 55% of the net profits or incurring 55% of the net losses until a certain specified commercial milestone is achieved, at which time profits or losses will be shared equally thereafter. Such reimbursements for our development and commercialization costs received from Allergan in the U.S. or AstraZeneca in China, Hong Kong, and Macau are excluded from the amount above.

Collaboration Agreement for North America with Allergan

In September 2007, we entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS‑C, CIC and other GI conditions in North America. Under the terms of the collaboration agreement, we and Allergan are jointly and equally funding the development and commercialization of LINZESS in the U.S., with equal share of any profits or losses. Additionally, we granted Allergan exclusive rights to develop and commercialize linaclotide in Canada and Mexico for which we receive royalties in the mid-teens percent on net sales in those countries. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. Total licensing, milestone payments, and related equity investments under the Allergan collaboration agreement for North America could total up to $330.0 million, including the $205.0 million that Allergan has already paid to us in license fees and all six development‑related milestones and the $25.0 million of our capital stock that Allergan has already purchased.

License Agreement with Allergan (All countries other than the countries and territories of North America, China, Hong Kong, Macau, and Japan)

In April 2009, we entered into a license agreement with Almirall, or the European License Agreement, to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS‑C, CIC and other GI conditions. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. Additionally, in October 2015, we and Allergan separately entered into an amendment to the European License Agreement relating to the development and commercialization of linaclotide in Europe. Pursuant to the terms of the amendment, (i) certain sales‑based milestones payable to us under the European License Agreement were such that, when aggregated with the remaining commercial launch milestones, they could total up to $42.5 million, (ii) the royalties payable to us during the term of the European License Agreement were modified such that the royalties based on sales volume in Europe begin in the mid‑single digit percent and escalate to the upper‑teens percent by calendar year 2019, and (iii) Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from us, as well as the associated costs.

In January 2017, we and Allergan entered into an amendment to the European License Agreement. The European License Agreement, as amended, extended the license to develop and commercialize linaclotide in all countries other than China, Hong Kong, Macau, Japan, and the countries and territories of North America.  On a country-by-country and product-by-product basis in such additional territory, Allergan is obligated to pay us a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter.  The royalty rate for products in the expanded territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. Allergan is also obligated to assume certain purchase commitments for quantities of linaclotide API under our agreements with third-party API suppliers. The amendment to the European License Agreement did not modify any of the milestones or royalty terms related to Europe.

License Agreement for Japan with Astellas

In November 2009, we entered into a license agreement with Astellas, as amended, to develop and commercialize linaclotide for the treatment of IBS‑C, CIC and other GI conditions in Japan. Astellas is responsible for development, regulatory approval and commercialization in Japan, as well as funding the associated costs. Astellas has paid us all licensing and milestone payments under the license agreement totaling $75.0 million. These payments consisted of a $30.0 million up‑front licensing fee and $45.0 million in development milestones. Astellas is obligated to pay us gross royalties which escalate based on sales volume in the Astellas territory, beginning in the low‑twenties percent, less the transfer price paid by Astellas to us for the API included in the product actually sold in Japan and other contractual deductions.

Collaboration Agreement for China, Hong Kong and Macau with AstraZeneca

In October 2012, we entered into a collaboration agreement with AstraZeneca to co‑develop and co‑commercialize linaclotide in China, Hong Kong and Macau. Under the terms of the agreement, we and AstraZeneca are jointly funding the development and commercialization of linaclotide in the AstraZeneca territory, with AstraZeneca receiving 55% of the net profits or incurring 55% of the net losses until a certain specified commercial milestone is achieved, at which time profits or losses will be shared equally thereafter. If linaclotide is successfully developed and commercialized in the AstraZeneca territory, total licensing and milestone payments to us under the collaboration agreement could total up to $150.0 million, including the $25.0 million that AstraZeneca has already paid to us.

Lesinurad

In June 2016, we closed the Lesinurad Transaction. Under the terms of the Lesinurad License, we made an up-front payment to AstraZeneca of $100.0 million. We will also pay AstraZeneca tiered single-digit royalties on product sales as well as sales-related and other milestones of up to $165.0 million. During the year ended December 31, 2017, we paid a $15.0 million milestone to AstraZeneca related to the approval of DUZALLO by the FDA. We and AstraZeneca also entered into a commercial supply agreement, or the Lesinurad CSA, pursuant to which we rely exclusively on AstraZeneca for the commercial manufacture and supply of DUZALLO and ZURAMPIC. We and AstraZeneca also entered into a transitional services agreement, or the Lesinurad TSA, where AstraZeneca, among other things, provided certain product support services to us through December 31, 2017.

Co-Promotion and Other Commercial Agreements

Commercial Agreement with Allergan

In January 2017, we and Allergan entered into a commercial agreement under which the adjustments to our or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America relating to the contractually required calls on physicians in each year are eliminated, in full, in 2018 and all subsequent years. Pursuant to the commercial agreement, Allergan also appointed us, on a non-exclusive basis, to promote CANASA®, approved for the treatment of ulcerative proctitis, and DELZICOL®, approved for the treatment of ulcerative colitis, in the U.S. for approximately two years. The share adjustment relief will, in the case of Allergan’s termination for convenience and certain other specified circumstances, survive termination of the commercial agreement.

In August 2015, we and Allergan entered into a non-exclusive agreement for the co-promotion of VIBERZI® (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from IBS-D or the VIBERZI Co-Promotion Agreement, which expired in December 2017. Under the terms of the VIBERZI Co-Promotion Agreement, our clinical sales specialists detailed VIBERZI to the same health care practitioners to whom they detailed LINZESS. Allergan was responsible for all costs and activities relating to the commercialization of VIBERZI outside of the co-promotion.

In December 2017, we agreed with Allergan to continue to promote VIBERZI through December 31, 2018 and to discontinue promoting DELZICOL effective January 1, 2018. We perform certain third position details and offer samples of CANASA to gastroenterology prescribers who are on the then-current call panel for LINZESS to which we provide first or second position details, and we purchase samples of CANASA from Allergan at the actual manufacturing cost.  Allergan is obligated to pay us a royalty in the mid-teens on incremental sales of CANASA above a mutually agreed upon sales baseline.  We commenced the promotion activities for CANASA on February 27, 2017. In addition, our clinical sales specialists detail VIBERZI to the same health care practitioners to whom they detail LINZESS. We have the potential to achieve milestone payments of up to $7.5 million based on the net sales of VIBERZI, provided we perform a minimum number of VIBERZI calls on physicians, and will also be compensated via reimbursements for medical education initiatives. Subject to our or Allergan’s rights of early termination, our promotion will cease on February 26, 2019 with respect to CANASA and on December 31, 2018 with respect to VIBERZI.

Co-Promotion Agreement with Exact Sciences Corp. for Cologuard

In March 2015, we and Exact Sciences Corp, or Exact Sciences, entered into an agreement to co-promote Exact Sciences’ Cologuard®, the first and only FDA-approved noninvasive stool DNA screening test for colorectal cancer, or the Exact Sciences Co-Promotion Agreement. The Exact Sciences Co-Promotion Agreement was terminated by the parties in August 2016. Under the terms of this agreement, our sales team promoted and educated health care practitioners regarding Cologuard through July 2016, with LINZESS remaining as our first position product. Exact Sciences maintained responsibility for all other aspects of the commercialization of Cologuard outside of the co-promotion. Under the terms of the Exact Sciences Co-Promotion Agreement, we were compensated primarily via royalties earned on the net sales of Cologuard generated from the healthcare practitioners on whom we called with such royalties being payable through July 2017.

Owner‑related Business Principles

We encourage all current and potential stockholders to read the owner‑related business principles below that guide our overall strategy and decision making.

1.Ironwood’s stockholders own the business; all of our employees work for them.

Each of our employees has equity in the business, aligning their interests with those of their fellow stockholders. As employees and co‑owners of Ironwood, our management and employee team seek to effectively allocate scarce stockholder capital to maximize the average annual growth of per share value.

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

While we are mindful of the declining productivity and inherent challenges of pharmaceutical research and development, we intend to invest in discovery and development research for many years to come. Our singular passion is to create, develop and commercialize novel drug candidates, seeking to integrate the most successful drug making and marketing practices of the past and the best of today’s cutting‑edge technologies and basic research, development and commercialization advances.

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
•

exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;

•	successfully and profitably commercializing ZURAMPIC and DUZALLO in the U.S.;
•	investing in our pipeline of novel product candidates, including IW-3718, praliciguat, and IW-1701, among others;

•	solidifying and expanding our position as the leader in the field of GC‑C agonists and cGMP pharmacology;
•

maximizing the commercial potential of our drugs and playing an active role in their development and commercialization in the U.S. and collaborating with out-licensing partners who share our vision, values, culture, and processes;

•	supporting global partners to develop and commercialize linaclotide outside of the U.S.;
•	leveraging our U.S.‑focused commercial capabilities in marketing, reimbursement, patient engagement and sales;
•	evaluating external candidates for in‑licensing or acquisition opportunities; and
•	executing our strategy with our stockholders’ long‑term interests in mind by seeking to maximize long‑term per share cash flows.

Competition

Linaclotide

Linaclotide competes globally with certain prescription therapies and over‑the‑counter, or OTC, products for the treatment of IBS‑C and CIC, or their associated symptoms.

OTC and generic laxatives make up the majority of the IBS-C and CIC treatment market, according to the Lieberman GI Patient Landscape Survey performed in 2010 and the 2018 U.S. Census. Polyethylene glycol (such as MiraLAX®) and lactulose account for the majority of prescription laxative treatments, according to 2015 data from IQVIA Inc. National Prescription Audit. Given the low barriers to access, many IBS-C and CIC sufferers try OTC fiber and laxatives, but according to this same patient landscape survey, less than half of them are very satisfied with the ability of these OTC products to manage their symptoms. Two of the highest selling OTC laxatives in the U.S., based on 2017 U.S. sales volume data from IQVIA Inc. National Prescription Audit, are MiraLAX and Dulcolax®.

Until the launch of LINZESS, the only available branded prescription therapy for IBS‑C and CIC in the U.S. was AMITIZA® (lubiprostone), which was approved for the treatment of CIC in 2006, for the treatment of IBS‑C in 2008, and for the treatment of opioid‑induced constipation in 2013. AMITIZA is being commercialized in the U.S. by Takeda Pharmaceuticals Limited. Synergy Pharmaceuticals, Inc., or Synergy, obtained approval of TRULANCE® (plecanatide) in the U.S. for the treatment of CIC in adults in January 2017 and for the treatment of IBS-C in adults in January 2018. Currently, there are additional compounds in late-stage development by other companies for the treatment of U.S. patients with IBS-C and CIC. AMITIZA is being commercialized for the treatment of adults with CIC in certain European countries, including the United Kingdom and Switzerland by Sucampo AG, and for the treatment of chronic constipation in Japan by Mylan N.V.

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

Linaclotide

Linaclotide production consists of three phases—manufacture of the API (sometimes referred to as drug substance), manufacture of drug product and manufacture of finished goods. We and certain of our partners have entered into commercial supply agreements with multiple third-party manufacturers for the production of linaclotide API. We believe our commercial suppliers have the capabilities to produce linaclotide API in accordance with current good manufacturing practices, or GMP, on a sufficient scale to meet our development and commercial needs. Our commercial suppliers are subject to routine inspections by regulatory agencies worldwide and also undergo periodic audit and certification by our quality department.

Each of Allergan and Astellas is responsible for drug product and finished goods manufacturing for its respective territories, and distributing the finished goods to wholesalers. We have an agreement with an independent third party to serve as a source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca, we are accountable for drug product and finished goods manufacturing for China and Macau and for drug product manufacturing for Hong Kong, with AstraZeneca accountable for finished goods manufacturing for Hong Kong.

Prior to linaclotide, there was no precedent for long‑term room temperature shelf storage formulation for an orally dosed peptide to be produced in millions of capsules per year. Our efforts to date have led to a formulation that is both cost effective and able to meet the stability requirements for commercial pharmaceutical products. Our work in this area has created an opportunity to seek additional intellectual property protection around the linaclotide program. In conjunction with Allergan and Astellas, we have filed patent applications in the U.S. and foreign jurisdictions and have been issued multiple U.S. patents to protect the current commercial formulation of linaclotide as well as related formulations. These issued U.S. patents expire in the early 2030s. If issued, the pending patent applications would expire in 2029 or later in the U.S. and foreign jurisdictions and would be eligible for potential patent term adjustments or patent term extensions in countries where such extensions may be available.

Lesinurad

Lesinurad production consists of three phases—manufacture of the API (sometimes referred to as drug substance), manufacture of drug product and manufacture of finished goods. We have a Lesinurad CSA with AstraZeneca to manufacture finished goods containing lesinurad for the U.S., including ZURAMPIC and DUZALLO. We believe our commercial supplier has the capabilities to produce lesinurad in accordance with current GMP, on a sufficient scale to meet our needs. Our commercial supplier is subject to routine inspections by regulatory agencies worldwide and also under goes periodic audit and certification by our quality department. We rely on a third-party logistics provider and various distributors to stock and distribute lesinurad.

Sales and Marketing

For the foreseeable future, we intend to develop and commercialize our drugs in the U.S. alone or with partners, and expect to rely on partners to commercialize our drugs in territories outside the U.S. In executing our strategy, our goal is to retain oversight over the worldwide development and commercialization of our products by playing an active role in their commercialization or finding partners who share our vision, values, culture and processes.

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

Linaclotide Patent Portfolio

Our linaclotide patent portfolio is currently composed of ten U.S. patents listed in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations”, or the Orange Book, six granted European patents (three of which have been validated in each of 31 European countries, two of which have been validated in each of 20 European countries, and one of which has been validated in 16 European countries), eight granted Japanese patents, five granted Chinese patents, 37 issued patents in other foreign jurisdictions, and numerous pending U.S., foreign and PCT patent applications. We own or jointly own all of the issued patents and pending applications.

The issued U.S. patents, which will expire between 2024 and 2033, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof, methods of using linaclotide to treat GI disorders, processes for making the molecule, and room temperature stable formulations of linaclotide and methods of use thereof. The granted European patents, which will expire between 2024 and 2032, subject to potential patent term extension, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof, uses of linaclotide to prepare medicaments for treating GI disorders, room temperature stable formulations of linaclotide and uses thereof to treat GI disorders. The granted Chinese patents, which will expire between 2024 and 2032, the granted Japanese patents, which will expire between 2024 and 2032 (subject to potential patent term extension), and the granted patents in other foreign jurisdictions, which will expire between 2024 and 2032 (some of which may be subject to potential patent term extension), contain claims directed to the linaclotide molecule, pharmaceutical compositions of linaclotide for use in treating GI disorders, and room temperature stable formulations of linaclotide.

We have pending patent applications in certain countries worldwide that, if issued, will expire between 2024 and 2032 and which include claims covering the linaclotide molecule, methods of using linaclotide to treat GI disorders, the current commercial formulation of linaclotide and uses thereof to treat GI disorders.

We have pending applications directed to linaclotide products, including our delayed release formulation, that, if issued, will expire in 2037 or later. We also have pending U.S., foreign and PCT applications directed to linaclotide and related molecules, pharmaceutical formulations thereof, methods of using linaclotide to treat various diseases and disorders and processes for making the molecule. These additional patent applications, if issued, will expire between 2024 and 2037.

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

Lesinurad Patent Portfolio

Our lesinurad patent portfolio is currently composed of seven U.S. patents listed in the Orange Book, three additional U.S. patents, and several pending U.S. patent applications. We have exclusively licensed these issued patents and pending applications from AstraZeneca for development and commercialization of products containing lesinurad in the U.S.

The issued U.S. patents, which will expire between 2025 and 2032, contain claims directed to the lesinurad molecule, pharmaceutical compositions thereof, formulations comprising lesinurad and an additional agent effective for treating gout, methods of using lesinurad to treat gout and related disorders, solid forms of lesinurad, and processes for making these solid forms. We also have licensed pending U.S. non-provisional applications directed to lesinurad and related molecules, pharmaceutical compositions thereof, methods of using lesinurad to treat gout and related disorders, and processes for making the molecule. These additional patent applications, if issued, will expire between 2025 and 2037.

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

Pipeline Patent Portfolio

Our pipeline patent portfolio relating to our IW-3718, praliciguat and IW-1701 development programs is currently composed of six issued U.S. patents; sixteen issued patents in foreign jurisdictions, including two European patents that each have been validated in multiple European countries; and numerous pending provisional, U.S. non-provisional, foreign and Patent Cooperation Treaty, or PCT, patent applications. We own all of the issued patents and pending applications. The issued U.S. patents expire between 2028 and 2034. The foreign issued patents expire between 2027 and 2032. The pending patent applications, if issued, will expire between 2027 and 2037.

Additional Intellectual Property

In addition to the patents and patent applications related to linaclotide, lesinurad and our pipeline, we currently have 11 issued U.S. patents; 23 patents granted in foreign jurisdictions, including European and Eurasian patents that have each been validated in several countries; and a number of pending U.S. foreign and PCT applications directed to other GC‑C agonist and sGC stimulator molecules and uses thereof. We also have other issued patents and pending patent applications relating to our other research and development programs.

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

FDA Approval Process

We believe that our product candidates will be regulated by the FDA as drugs. No company may market a new drug until it has submitted an NDA to the FDA, and the FDA has approved it. The steps required before the FDA may approve an NDA generally include:

•	conducting nonclinical laboratory tests and animal tests in compliance with FDA’s good laboratory practice, or GLP, requirements;
•	development, manufacture and testing of active pharmaceutical product and dosage forms suitable for human use in compliance with current GMP;
•	conducting adequate and well‑controlled human clinical trials that establish the safety and efficacy of the product for its specific intended use(s);
•	in order to evaluate a drug in humans in the U.S., an investigational new drug application, or IND, must be submitted and come into effect before human clinical trials may begin;
•	the submission to the FDA of an NDA;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current GMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	inspections of other sources of data in the NDA, such as inspection of clinical trial sites to assess compliance with good clinical practice, or GCP, requirements are also generally required; and
•	FDA review and approval of the NDA.

Nonclinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the nonclinical tests must comply with federal regulations and requirements including GLP. We must submit the results of the nonclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the FDA as part of an Investigational New Drug Application, or IND, which must become effective before we may commence human clinical trials in the U.S. The IND will automatically become effective 30 days after its receipt by the FDA, unless the FDA raises concerns or questions before that time about the conduct of the proposed trial. In such a case, we must work with the FDA to resolve any outstanding concerns before the clinical trial can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that will cause us or the FDA to modify, suspend or terminate such trials. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB requirements or if the trial has been associated with unexpected serious harm to subjects. An IRB may also impose other conditions on the trial.

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

Within the U.S., numerous federal, state and local authorities have jurisdiction over, or enforce laws related to, such activities, including the FDA, U.S. Drug Enforcement Agency, Centers for Medicare & Medicaid Services, the U.S. Department of Health and Human Services Office of Inspector General, the U.S. Department of Justice, state Attorneys General, state departments of health and state pharmacy boards.

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

Employees

As of December 31, 2017, we had 730 employees. Approximately 38 were scientists engaged in discovery research, 193 were in our drug development organization, 387 were in our sales and commercial team, and 112 were in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good. On January 30, 2018, we commenced an initiative to evaluate the optimal mix of investments for our lesinurad franchise. As part of this effort, we reduced our field-based workforce by approximately 60 employees, primarily consisting of field-based sales representatives that promote DUZALLO or ZURAMPIC in the first position, which we expect to complete during the first quarter of 2018.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of February 22, 2018:

Name	Age	Position
Peter M. Hecht, Ph.D.	54	Chief Executive Officer, Director
Gina Consylman, CPA	45	Senior Vice President, Chief Financial Officer, and Treasurer
Mark G. Currie, Ph.D.	63	Senior Vice President, Chief Scientific Officer and President of R&D
Halley E. Gilbert	48	Senior Vice President, Chief Legal Officer, and Secretary
William Huyett	62	Chief Operating Officer
Thomas A. McCourt	60	Senior Vice President, Marketing and Sales and Chief Commercial Officer

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

Gina Consylman has served as our senior vice president, chief financial officer since November 2017. Ms. Consylman previously served as our interim Chief Financial Officer from September 2017 to November 2017, and as our Vice President of Finance and Chief Accounting Officer from August 2015 to November 2017. She also previously served as our Vice President, Corporate Controller and Chief Accounting Officer from June 2014 to July 2015. Prior to joining Ironwood, Ms. Consylman served as Vice President, Corporate Controller and Principal Accounting Officer of Analogic Corporation, a publicly held healthcare and security technology solutions company, from February 2012 to June 2014, where she oversaw Analogic’s global accounting team. Prior to joining Analogic, Ms. Consylman served in various corporate accounting roles at Biogen Inc., a publicly held global biotechnology company, from November 2009 to February 2012, culminating in her service as Senior Director, Corporate Accounting where she was responsible for the accounting teams for the corporate and U.S. commercial business units. Ms. Consylman has also served in various other finance and accounting roles, including Corporate Controller at Varian Semiconductor Equipment Associates, Inc. (subsequently acquired by Applied Materials, Inc.). Ms. Consylman, a Certified Public Accountant, began her career in public accounting at Ernst & Young LLP. She holds a B.S. in accounting from Johnson & Wales University and a M.S. in taxation from Bentley University.

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

William Huyett serves as our chief operating officer. Prior to joining Ironwood in December 2017, Mr. Huyett spent 30 years with McKinsey and Company, Inc., in its Washington D.C., Zurich, and Boston offices. During his tenure at McKinsey, Mr. Huyett served clients in the life sciences, industrial and other technology-intensive sectors. He has been a Senior Partner Emeritus at McKinsey since December 2015, and was previously a Senior Partner from July 1998 to December 2015. As a Senior Partner, Mr. Huyett was a leader in the firm’s pharmaceutical and medical products and its strategy and corporate finance practices. He also served on McKinsey’s Shareholder’s Council (its board of directors), serving as chair of its Finance Committee. Prior to joining McKinsey, Mr. Huyett held a variety of line management positions in the automation industry with Allen-Bradley (now Rockwell Automation, Inc.). Mr. Huyett serves on the board of directors of the London Stock Exchange-listed Georgia Healthcare Group PLC, as well as on a variety of not-for-profit boards, including The Rockefeller University, the Marine Biological Laboratory, the University of Virginia Darden School of Business and the YMCA of Greater Boston. He earned his B.S. in electronics engineering and his M.B.A. from the University of Virginia.

Thomas A. McCourt has served as our senior vice president of marketing and sales and chief commercial officer since joining Ironwood in 2009. Prior to joining Ironwood, Mr. McCourt led the U.S. brand team for denosumab at Amgen Inc. from April 2008 to August 2009. Prior to that, Mr. McCourt was with Novartis AG from 2001 to 2008, where he directed the launch and growth of Zelnorm for the treatment of patients with IBS‑C and CIC and held a number of senior commercial roles, including vice president of strategic marketing and operations. Mr. McCourt was also part of the founding team at Astra Merck Inc., leading the development of the medical affairs and science liaison group and then serving as brand manager for Prilosec® and NEXIUM®. Mr. McCourt serves on the board of directors of Acceleron Pharma Inc. and has a degree in pharmacy from the University of Wisconsin.

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

•

our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, our products and our ability to demonstrate that our products are safer, more efficacious and/or more cost-effective than alternative therapies;

•	the effectiveness of Allergan’s distribution networks for LINZESS and the effectiveness of our distribution strategy and networks for ZURAMPIC and DUZALLO;

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas, associated with our products; and

•	the development or commercialization of competing products or therapies for the treatment of the approved indications for our products, or their associated symptoms.

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

The most commonly reported adverse reaction since linaclotide became commercially available, as well as in the clinical trials for linaclotide in IBS-C and CIC, has been diarrhea. In the linaclotide Phase III IBS-C and CIC trials, severe diarrhea was reported in 2% or less of the linaclotide-treated patients and its incidence was similar between the IBS-C and CIC populations. Linaclotide has been prescribed to millions of patients since its launch in the U.S. and other territories beginning in December 2012, and, as a result, it has been used in wider populations and in less rigorously controlled environments than in the clinical studies supporting its approval.

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

Further, as we and our partners (and, in the case of lesinurad, AstraZeneca’s other licensees) conduct clinical trials, including in new or existing territories, indications, populations or formulations, as well as explore potential combination products, the number of patients treated with our products within and outside of such products’ currently approved indications and patient populations has grown and continues to do so.

As patient experience increases and expands, we and others may identify previously unknown side effects, known side effects may be found to be more frequent or severe than in the past, and we and others may detect unexpected safety signals for our products or any products perceived to be similar to our products.  The foregoing, or the perception of the foregoing, may have the following effects, among others:

•	sales of our products may be impaired;

•	regulatory approvals for our products may be denied, restricted or withdrawn;

•	we or our partners may decide to, or be required to, change the products’ label or send product warning letters or field alerts to physicians, pharmacists and hospitals;

•	reformulation of the products, additional nonclinical or clinical studies, changes in labeling or changes to or re-approvals of manufacturing facilities may be required;

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture active pharmaceutical ingredient, or API, and final drug product.  We rely on our partners, with respect to linaclotide, and a third-party logistics provider and various distributors, with respect to products containing lesinurad, to store and distribute that drug product to third party purchasers. With respect to linaclotide, we and certain of our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered territories. Each of Allergan and Astellas is responsible for linaclotide drug product and finished goods manufacturing (including bottling and packaging) for its respective territories, and distributing the finished goods to wholesalers. Among our linaclotide drug product manufacturers, only Allergan has significant experience in manufacturing linaclotide on a commercial scale. We have an agreement with an independent third party to serve as an additional source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca for linaclotide, we are accountable for drug product and finished goods manufacturing for China and Macau, and for drug product manufacturing for Hong Kong, with AstraZeneca accountable for finished goods manufacturing for Hong Kong.

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

We also have no prior experience as a company developing or commercializing products in the field of uncontrolled gout.  While we have significant experience, and have been successful, in marketing LINZESS to primary care physicians and other prescribers, our competitors in the field of uncontrolled gout have more experience marketing products in this indication and may more successfully market their products.  Our competitors may also develop, manufacture and market products to treat hyperuricemia associated with uncontrolled gout that are more effective or less expensive than ours, or that have a more favorable safety profile.

We will incur additional expenses to successfully integrate ZURAMPIC and DUZALLO and, if developed, other lesinurad products with our business operations and such integration has been, and will be, a complex and time-consuming process.  We refer to ZURAMPIC, DUZALLO and other potential lesinurad products as the Lesinurad Business.  There may be substantial difficulties, costs and delays relating to establishing and maintaining certain capabilities necessary to commercialize ZURAMPIC and DUZALLO.  Such integration may result in the distraction of management and key functional areas from day-to-day operations and the diversion of financial resources that would otherwise be available for the ongoing development or commercialization of our other programs.

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

If any of our linaclotide partners undergoes a change of control and the acquirer either (i) is unable to perform such partner’s obligations under its collaboration or license agreement with us or (ii) does not comply with the divestiture or certain other provisions of the applicable agreement, we have the right to terminate the collaboration or license agreement and reacquire that partner’s rights with respect to linaclotide. If we elect to exercise these rights in such circumstances, we will need to either establish the capability to develop, manufacture and commercialize linaclotide in that partnered territory on our own or we will need to establish a relationship with a new partner. We have assembled a team of specialists in manufacturing, quality, sales, marketing, payer, pricing and field operations, and specialized medical scientists, who represent the functional areas necessary for a successful commercial launch of a high potential, gastrointestinal therapy and who support the commercialization of LINZESS in the U.S. If Allergan was subject to a change of control that allowed us to further commercialize LINZESS in the U.S. on our own, and we chose to do so, we would need to enhance each of these functional aspects to replace the capabilities that Allergan was previously providing to the collaboration. Any such transition might result in a period of reduced efficiency or performance by our operations and commercialization teams, which could adversely affect our ability to commercialize LINZESS.

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

We expect to experience pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below, as well as the trend toward programs aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. These healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our and our partners’ ability to obtain or maintain reimbursement for our products at satisfactory levels, or at all, which could materially harm our business and financial results.

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

We and our partners also face the risk that linaclotide is imported or reimported into markets with relatively higher prices from markets with relatively lower prices, which would result in a decrease of sales and any payments we receive from the affected market.  Additionally, third parties may illegally produce, distribute and/or sell counterfeit or otherwise unfit or adulterated versions of linaclotide.  In either case, we and our partners may not be able to detect or, if detected, prevent or prohibit the sale of such products, which could result in dangerous health consequences for patients, loss of confidence in us, our partners and our products, and adverse regulatory or legal consequences.  Any of the foregoing or other consequences could adversely impact our reputation, financial results and business.

Because we work with partners to develop, manufacture and commercialize our products, we are dependent upon third parties, and our relationships with those third parties, in our efforts to obtain regulatory approval for, and to commercialize, our products, as well as to comply with regulatory and other obligations with respect to such products.

Allergan played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Allergan holds the new drug application, or NDA, for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Allergan. Allergan is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan, China, Hong Kong and Macau.  Allergan is commercializing LINZESS in Mexico and CONSTELLA in Canada, as well as commercializing CONSTELLA in certain countries in Europe. Astellas, our partner in Japan, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its territory. Astellas is commercializing LINZESS in Japan. Further, we are jointly overseeing the development, and will jointly oversee the commercialization, of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution. Each of Astellas, AstraZeneca and Allergan is responsible for commercializing linaclotide in its respective territory, if approved. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory, and AstraZeneca is responsible for finished goods manufacturing for Hong Kong only. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

These integrated functions may not be carried out effectively and efficiently if we fail to communicate and coordinate with our linaclotide partners, and vice versa. Our linaclotide partnering strategy imposes obligations, risks and operational requirements on us as the central node in our global network of partners. If we do not effectively communicate with each partner and ensure that the entire network is making integrated and cohesive decisions focused on the global brand for linaclotide, linaclotide will not achieve its maximum commercial potential.  Further, we have limited ability to control the amount or timing of resources that our partners devote to linaclotide. If any of our partners fails to devote sufficient time and resources to linaclotide, or if its performance is substandard, it will delay the potential submission or approval of regulatory applications for linaclotide, as well as the manufacturing and commercialization of linaclotide in the particular territory. A material breach by any of our partners of our collaboration or license agreement with such partner, or a significant disagreement between us and a partner, could also delay the regulatory approval and commercialization of linaclotide, potentially lead to costly litigation, and could have a material adverse impact on our financial condition. Moreover, although we have non-compete restrictions in place with each of our linaclotide partners, they may have competitive products or relationships with other commercial entities, some of which may compete with us. If any of our partners competes with us or assists our competitors, it could harm our competitive position.

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

In addition, adverse event reporting requires significant coordination with our partners and third parties.  We are the holder of the global safety database for linaclotide responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to linaclotide, and an AstraZeneca partner is the holder of the global safety database for lesinurad responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to lesinurad. If we or AstraZeneca’s partner fails to perform such activities and maintain each safety database or if our partners (or their licensees) do not report adverse events related to our products, or fail to do so in a timely manner, we may not receive the information that we are required to report to the FDA regarding such products.  Furthermore, we or our partners (or their licensees) may fail to adequately monitor, identify or investigate adverse events, or to report adverse events to the FDA or foreign regulatory authority accurately and within the prescribed timeframe. If we or our partners (or their licensees) are unsuccessful in any of the foregoing due to poor process, execution, systems, oversight, communication, adjudication or otherwise, then we may suffer any number of consequences, including the imposition of additional restrictions on the use of our products, removal of our products from the market, criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval of future products.

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

Our products compete with certain prescription therapies and over-the-counter products for the treatment of the indications for which they are approved, or their associated symptoms, and in many cases with products that have attained significant levels of market acceptance. The availability of prescription competitors and over-the-counter products for such conditions could limit the demand, and the price we are able to charge, for our products unless we are able to achieve market acceptance among the medical community and patients and differentiate our products on the basis of their cost and/or actual or perceived benefits. For example, Takeda Pharmaceuticals Limited’s AMITIZA (lubiprostone) is approved by the FDA for sale in the U.S. for the treatment of IBS-C, CIC and opioid-induced constipation and Synergy Pharmaceuticals, Inc.’s, or Synergy, TRULANCE (plecanatide) is approved by the FDA for sale in the U.S. for the treatment of adults with IBS-C and CIC.  Additionally, we believe other companies are developing products which could compete with our products, should they be approved by the FDA or foreign regulatory authorities. Currently, there are other compounds in late stage development and other potential competitors are in earlier stages of development for the treatment of the indications for which our products are approved. If our current or potential competitors are successful in completing drug development for their drug candidates and obtain approval from the FDA or foreign regulatory authorities, they could limit the demand for our products.

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

The products that we promote are marketed in the U.S. and/or covered by federal healthcare programs, and, as a result, certain federal and state healthcare laws and regulations pertaining to product promotion and fraud and abuse are applicable to, and may affect, our business. These laws and regulations include:

•

federal healthcare program anti-kickback laws, which prohibit, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

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

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the 1995 Data Protection Directive, or the Directive, imposing strict obligations and restrictions on the ability to collect, analyze and transfer personal data. In May 2018, a new privacy regime, the General Data Protection Regulation, or the GDPR, will take effect, increasing our obligations with respect to clinical trials conducted in the EEA and increasing the scrutiny applied by clinical trial sites located in the EEA to transfers of personal data from such sites to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States.  The compliance obligations imposed by the GDPR may increase our cost of doing business.  In addition, the GDPR imposes substantial fines for breaches of data protection requirements, and it confers a private right of action on data subjects for breaches of data protection requirements.

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

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare.  For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, or the ACA, which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA.  Such efforts may lead to fewer Americans having more comprehensive health insurance compliant with the ACA, even in the absence of a legislative repeal. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success.  Tax reform legislation enacted in December 2017 includes provisions intended to affect healthcare insurance coverage and payment, such as the elimination of the individual mandate to have health insurance beginning in 2019.  More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2025. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

If we are unable to successfully partner with other companies to develop and commercialize our products and/or product candidates, our ability to grow would be impaired and our business would be adversely affected.

As part of our business strategy, we may partner with pharmaceutical, biotechnology or other companies to develop and commercialize our products or product candidates.  Although we have entered into such arrangements with respect to the development and commercialization of linaclotide worldwide, there can be no assurance that we will be able to do so in the future with respect to other products or product candidates or that we will be able to gain the interest of potential partners; establish and maintain development, manufacturing, marketing, sales or distribution relationships on acceptable terms; that such relationships, if established, will be successful or on favorable terms; or that we will gain market acceptance for such products or product candidates.  The process of proposing, negotiating and implementing a partnership arrangement is lengthy and complex.  If we enter into any partnering arrangements with third parties, any revenues we receive will depend upon the efforts of such third parties.  If we are unable to establish successful partnering arrangements, we may not gain access to the financial resources and industry experience necessary to develop, commercialize or successfully market our products or product candidates, may be forced to curtail, delay or stop a development program or one or more of our other development programs, delay commercialization, reduce the scope of our planned sales or marketing activities or undertake development or commercialization activities at our own expense, and therefore may be unable to generate revenue from our products or product candidates or do so to their full potential.

In pursuing our growth strategy, we will incur a variety of costs and may devote resources to potential opportunities that are never completed or for which we never receive the benefit. Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow and adversely affect our business.

As part of our growth strategy, we intend to explore further linaclotide and lesinurad development opportunities. We and Allergan are exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. Additionally, we have rights to develop products containing lesinurad as an active ingredient in all indications, populations and formulations in the U.S. and we are currently evaluating such development opportunities, as well as opportunities within its approved indications, populations and formulations.  These development efforts may fail or may not increase the revenues that we generate from our products. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the FDA or, with respect to linaclotide, in other countries or harm our products’ reputation in the marketplace, each of which could materially harm our revenues from our products.

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

We are highly dependent on the drug discovery, development, regulatory, commercial, financial and other expertise of our management, particularly Peter M. Hecht, Ph.D., our chief executive officer; Gina Consylman, our senior vice president, chief financial officer, and treasurer; Mark G. Currie, Ph.D., our senior vice president, chief scientific officer and president of research and development; Halley E. Gilbert, our senior vice president, chief legal officer, and secretary; William Huyett, our chief operating officer; and Thomas A. McCourt, our senior vice president, marketing and sales and chief commercial officer. Transitions in our senior management team may result in operational disruptions, and our business may be harmed as a result. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts.

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

Security breaches and other disruptions to our information technology structure could compromise our information, disrupt our business and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of our patients, clinical trial participants and employees. We also rely to a large extent on information technology systems to operate our business, including to deliver our products.  We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our large and complex information technology and infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others.  While we have invested in information technology and security and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruptions or breach would substantially impair our ability to operate our business and would compromise our, and their, networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.  While we maintain cyber liability insurance, this insurance may not be sufficient to cover the losses that may result from an interruption or breach of our (or our partners’, vendors’ and third-party providers’) systems.

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

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) expiring in 2026. Additional U.S. patents include multiple patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation, which expire in the early 2030s, as well as other patents and pending patent applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the U.S. Patent and Trademark Office, or the USPTO, in the future. We believe that each of the patents in our linaclotide patent portfolio was rightfully issued and the portfolio gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results.  In March 2013, an opposition to one of our granted patents covering linaclotide was filed in Europe. In April 2015, the patent was upheld in its entirety by the European Patent Office, affirming the strength of our intellectual property and our belief that the opposition was without merit. In September 2017, an opposition to one of our granted patents covering a component of CONSTELLA, as well as formulations comprising linaclotide and this component, was filed in Europe.  We believe that the patents that are the subject of these oppositions were appropriately granted but we cannot be certain of this until the opposition proceedings, including the associated appeals processes, are complete.  While the oppositions are ongoing, we will incur additional expense and be required to focus additional efforts on the proceedings. Moreover, successful outcomes in the oppositions do not preclude later challenges to these or other of our patents in the courts.  Even if these patents were ultimately found to be invalid, we have other linaclotide composition of matter-, use- and formulation-related patents that are granted and in force, and we believe these patents provide strong and sufficient patent protection in Europe.

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

We and Allergan have received Paragraph IV certification notice letters, or Notice Letters, regarding ANDAs submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), proposed generic versions of our FDA-approved drug LINZESS. For additional information relating to such ANDAs, see Item 3, Legal Proceedings, elsewhere in this Annual Report on Form 10-K.  Frequently, innovators receive multiple ANDA filings.  Consequently, we expect to receive additional notice letters regarding ANDAs submitted to the FDA, and may receive amendments to the Notice Letters.

After evaluation, we may file patent infringement lawsuits or take other action against the companies making ANDA filings.  If a patent infringement suit has been filed within 45 days of receipt of a notice letter, the FDA is not permitted to approve any ANDA that is the subject of such lawsuit for 30 months from the date of the NDA holder’s and patent owner’s receipt of the ANDA filer’s notice letter, or until a court decides that the relevant patents are invalid, unenforceable and/or not infringed. In the case of suits filed before expiration of the new chemical entity, or NCE, exclusivity period for a particular drug, the 30-month stay would be calculated from the end of the applicable NCE exclusivity period.  In addition to shortening the 30-month stay based on a decision that the relevant patents are invalid, unenforceable and/or not infringed, a court can also shorten or lengthen the 30-month stay under certain limited circumstances.  The NCE exclusivity period for LINZESS expired on August 30, 2017, and the 30-month stay for any ANDA that is the subject of the patent infringement lawsuits filed by us before such expiration date ends on February 29, 2020 (absent any of the foregoing adjustments).  We have filed patent infringement lawsuits against the companies making such ANDA filings, and have entered into a settlement agreement with one such company.  For additional information relating to such lawsuits and settlement, see Item 3, Legal Proceedings, elsewhere in this Annual Report on Form 10-K.

Additionally, the validity of the patents relating to our products and our product candidates may be challenged by third parties pursuant to administrative procedures introduced by the America Invents Act, specifically inter partes review, or IPR, and/or post grant review, or PGR, before the USPTO. Generic drug manufacturers may challenge our patents through IPRs or PGRs instead of or in addition to ANDA legal proceedings.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing our products, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our 11% PhaRMA Notes due 2024, or the PhaRMA Notes, related to the sales of LINZESS in the U.S. (which were redeemed, in full, in connection with the funding and issuance in January 2017 of our 8.375% Notes due 2026, or the 2026 Notes) and our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and we have incurred losses in each year since our inception in 1998. We currently derive a significant portion of our revenue from our LINZESS collaboration with Allergan for the U.S.  We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. We incurred net losses of approximately $116.9 million, approximately $81.7 million and approximately $142.7 million in the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $1.3 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and lesinurad, and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other commercial activities, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, this will have an adverse effect on our stockholders’ equity and working capital.

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

•

the rate of progress, the cost of our clinical trials and the other costs associated with our linaclotide product development programs, including our post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within IBS-C and CIC, as well as to study linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;

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

As of December 31, 2017, we had total indebtedness of approximately $485.7 million and available cash, cash equivalents and available for sale securities of approximately $221.4 million. We chose to issue our 2026 Notes (in connection with the redemption, in full, of our PhaRMA Notes) and our 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

In addition, any impairments of goodwill or intangible assets and any associated write-downs would have a negative effect on our operating results.  Determining whether an impairment exists and the amount of the potential impairment is subject to significant uncertainty and involves the use of estimates and assumptions. For example, our ZURAMPIC and DUZALLO intangible assets are significant.  We have made a number of estimates and assumptions about these products that could change significantly, including with respect to their commercial performance.  We expect the data received in 2018 from our systematic exploration of a more comprehensive marketing mix in select test markets to inform our future investment in the lesinurad franchise, any of which may impact our estimates and assumptions. If there is a change to our estimates or assumptions for these or other reasons, our ZURAMPIC and DUZALLO intangible assets may become impaired and we may be required to recognize a material write-down.

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

We have incurred significant net losses since our inception and cannot guarantee when, if ever, we will become profitable. To the extent that we continue to generate federal and state taxable losses, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income, if any, until the date, if any, on which such unused carryforwards expire. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change.

If we do not generate sufficient taxable income prior to the expiration, if any, of the applicable carryforwards or if the carryforwards are subject to the limitations described above, we may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal or state income tax liability. We have completed several financings since our inception which may have resulted in a change in control as defined by Section 382, or could result in a change in control in the future.

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of December 31, 2017, there were 136,465,526 and 13,983,762 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 19,549,828 and 1,536,470 outstanding stock options (vested and unvested) and 2,277,165 and no unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively.  As of December 31, 2017, the holders of our Class A common stock own approximately 91% and the holders of our Class B common stock own approximately 9% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 49% and holders of our Class B common stock have approximately 51% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

We expect that, in accordance with the terms of our certificate of incorporation, each outstanding share of Class B common stock will automatically convert into one share of Class A common stock on December 31, 2018.

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

Further, we are dependent on our partners for information related to our results of operations. Our net profit or net loss generated from the sales of LINZESS in the U.S. is partially determined based on amounts provided by Allergan and involves the use of estimates and judgments, which could be modified in the future. We are highly dependent on our linaclotide partners for timely and accurate information regarding any revenues realized from sales of linaclotide in their respective territories, and in the case of Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau, the costs incurred in developing and commercializing it in order to accurately report our results of operations. Our results of operations are also dependent on the timeliness and accuracy of information from any other licensing, collaboration or other partners we may have, as well as our and our partners’ use of estimates and judgments. If we do not receive timely and accurate information or if estimated activity levels associated with the relevant collaboration or partnership at a given point in time are incorrect, whether the result of a material weakness or not, we could be required to record adjustments in future periods. Such adjustments, if significant, could have an adverse effect on our financial results, which could lead to a decline in our Class A common stock price.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters and operations are located in Cambridge, Massachusetts, where, as of December 31, 2017, we occupied approximately 223,000 square feet of office and laboratory space under our lease expiring in January 2025. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.    Legal Proceedings

Actions in which we are the Plaintiff

LINZESS

We and Allergan have received Paragraph IV certification notice letters, or Notice Letters, regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of (i) 145 mcg and 290 mcg linaclotide capsules, or the Potential Generic Products, and/or (ii) 72 mcg linaclotide capsules, or the Potential 72mcg Generic Products, each proposed generic versions of our FDA-approved drug LINZESS.

(145 mcg and 290 mcg)

In October 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva. Teva’s Notice Letter contends that United States patents for LINZESS (U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, and 8,110,553 (expiring 2024); 7,304,036 (expiring 2026); and 8,748,573, 8,802,628, and 8,933,030 (expiring 2031), or the Challenged Patents) listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, are invalid, unenforceable and/or would not be infringed by Teva’s manufacture, use, sale or offer for sale of the Potential Generic Products.  In September 2017, we received a second Notice Letter relating to the ANDA submitted to the FDA by Teva contending that U.S. Patent No. 9,708,371 (expiring 2033) listed in the Orange Book is invalid and/or would not be infringed by Teva’s manufacture, use, sale or offer for sale of the Potential Generic Products.

In October 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Aurobindo Pharma Ltd., or Aurobindo, contending that certain of the Challenged Patents (U.S. Patent Nos. 8,748,573, 8,802,628, and 8,933,030) are invalid and/or would not be infringed by Aurobindo’s manufacture, use, sale or offer for sale of the Potential Generic Products. In July 2017, we received a second Notice Letter relating to the ANDA submitted to the FDA by Aurobindo contending that the other Challenged Patents (U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, 8,110,553, and 7,304,036) are invalid and/or would not be infringed by Aurobindo’s manufacture, use, sale or offer for sale of the Potential Generic Products.

In November 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Sandoz Inc., or Sandoz, contending that all of the Challenged Patents are invalid, unenforceable and/or would not be infringed by Sandoz’s manufacture, use, sale or offer for sale of the Potential Generic Products.  In January 2018, we received a second Notice Letter relating to the ANDA submitted to the FDA by Sandoz contending that U.S. Patent No. 9,708,371 is invalid and/or would not be infringed by Sandoz’s manufacture, use, sale or offer for sale of the Potential Generic Products.

In November 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Mylan Pharmaceuticals Inc., or Mylan, contending that all of the Challenged Patents are invalid, unenforceable and/or would not be infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential Generic Products.  In October 2017, we received a second Notice Letter relating to the ANDA submitted to the FDA by Mylan contending that U.S. Patent No. 9,708,371 is invalid and/or would not be infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential Generic Products.

In May 2017, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Sun Pharma Global FZE, or Sun, contending that certain of the Challenged Patents (U.S. Patent Nos. 8,748,573, 8,802,628, and 8,933,030) are invalid and/or would not be infringed by Sun’s manufacture, use, sale or offer for sale of the Potential Generic Products.

In response to the four ANDAs for which we received Notice Letters in 2016, we and Allergan filed a lawsuit against these generic drug manufacturers in Delaware District Court in November 2016.  We asserted that the Challenged Patents are valid and infringed by Teva, Sandoz and Mylan, and that U.S. Patent No. 8,933,030 is valid and infringed by Aurobindo and an affiliate of Aurobindo.  In June 2017, we and Allergan filed a lawsuit against Sun and an affiliate of Sun in Delaware District Court.  We asserted that U.S. Patent No. 8,933,030 is valid and infringed by Sun and its affiliate.  In August 2017, we and Allergan filed a lawsuit against Aurobindo and its affiliate in Delaware District Court, related to Aurobindo’s second Notice Letter.  We asserted that U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, 8,110,553, and 7,304,036 are valid and infringed by Aurobindo and its affiliate.    This lawsuit has been consolidated with the lawsuit filed in November 2016.  In accordance with the Hatch-Waxman Act, the timely filing of the lawsuits against the ANDA filers with respect to the Challenged Patents triggered an automatic stay of the FDA’s approval of the five ANDAs until February 29, 2020 (unless there is a final court decision adverse to us and Allergan sooner).  In October 2017, November 2017, and January 2018, we and Allergan filed lawsuits against Teva, Mylan, and Sandoz, respectively, each in Delaware District Court, related to each of their respective second Notice Letters.  We asserted that U.S. Patent No. 9,708,371 is valid and infringed by each of Teva, Mylan and Sandoz.  The lawsuits filed in October 2017,  November 2017, and January 2018 against Teva, Mylan and Sandoz, respectively, have been consolidated with the lawsuit filed in November 2016.

Mylan responded to our lawsuit in December 2016, asserting defenses of, among other things, lack of subject matter and personal jurisdiction and improper venue.  In January 2017, each of Teva and Sandoz filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of the Challenged Patents.  In April 2017, Aurobindo and its affiliate filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 8,933,030.  On July 13, 2017, Mylan filed a motion to dismiss for improper venue.  In September 2017, Aurobindo and its affiliate filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, 8,110,553, and 7,304,036. In November 2017, Teva filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 9,708,371.  In December 2017, Mylan filed an answer to the lawsuit that we and Allergan filed in November 2017.

In January 2018, we and Allergan entered into a settlement agreement with Sun and its affiliate. Pursuant to the terms of the settlement, we and Allergan will grant Sun and its affiliate a license to market a generic version of LINZESS in the United States beginning on February 1, 2031 (subject to FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur. As a result of the settlement, all Hatch-Waxman litigation between the companies and Sun regarding LINZESS patents has been dismissed.

Trial is scheduled in June 2019 for the action involving Teva, Sandoz, Mylan and Aurobindo.

(72 mcg)

In December 2017 and February 2018, we received Notice Letters relating to ANDAs that were submitted to the FDA by Teva and Mylan, respectively.  Teva’s and Mylan’s Notice Letters each contend that U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, and 8,110,553; 7,304,036; 8,933,030; and 9,708,371, or the 72mcg Challenged Patents, are invalid, unenforceable and/or would not be infringed by Teva’s or Mylan’s respective manufacture, use, sale or offer for sale of the Potential 72 mcg Generic Product.

In February 2018, we and Allergan filed a lawsuit against Teva in Delaware District Court.  We asserted that the 72mcg Challenged Patents are valid and infringed by Teva.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A common stock are traded on the Nasdaq Global Select Market under the symbol “IRWD.” Our shares have been publicly traded since February 3, 2010. The following table furnishes the high and low sales prices for our Class A common stock as reported by The Nasdaq Global Select Market for each quarter in the years ended December 31, 2017 and 2016:

	Class A Common Stock
	2017		2016
	High	Low	High	Low
First Quarter	$18.53	$13.43	$11.54	$7.35
Second Quarter	$19.94	$14.93	$13.27	$9.06
Third Quarter	$19.79	$14.16	$16.17	$12.18
Fourth Quarter	$17.67	$14.14	$16.89	$12.48

As of February 12, 2018, there were 44 stockholders of record of our Class A common stock and 59 stockholders of record of our Class B common stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

The following graph compares the performance of our Class A common stock to the Nasdaq Benchmark TR Index (U.S.) and to the Nasdaq Pharmaceutical Benchmark TR Index (U.S.) from December 31, 2012 through December 29, 2017. The comparison assumes $100 was invested after the market closed on December 31, 2012 in our Class A common stock and in each of the presented indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF QUARTERLY CUMULATIVE TOTAL RETURN

Among The Nasdaq Benchmark TR Index (U.S.),

the Nasdaq Pharmaceutical Benchmark TR Index (U.S.)

and Ironwood Pharmaceuticals, Inc.

Item 6.    Selected Financial Data

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10‑K. We have derived the consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited financial statements included elsewhere in this Annual Report on Form 10‑K. We have derived the consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited financial statements not included in this Annual Report on Form 10‑K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Collaborative arrangements revenue(1)	$265,533	$263,923	$149,040	$68,915	$10,644
Product revenue, net	3,061	109	—	—	—
Sale of active pharmaceutical ingredient	29,682	9,925	515	7,521	12,237
Total Revenues	298,276	273,957	149,555	76,436	22,881
Cost and expenses:
Cost of revenues(2)	19,097	1,868	12	5,291	7,203
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments(3)	309	374	17,638	20,292	—
Research and development(4)	148,228	139,492	108,746	101,890	102,378
Selling, general and administrative(4)	233,123	173,281	125,247	118,333	123,228
Collaboration expense	—	—	—	—	42,074
Amortization of acquired intangible asset(5)	6,214	981	—	—	—
(Gain) loss on fair value remeasurement of contingent consideration(6)	(31,310)	9,831	—	—	—
Total cost and expenses	375,661	325,827	251,643	245,806	274,883
Loss from operations	(77,385)	(51,870)	(102,088)	(169,370)	(252,002)
Other (expense) income:
Interest expense	(36,370)	(39,153)	(31,096)	(21,166)	(21,002)
Interest and investment income	2,111	1,169	443	257	192
Gain (loss) on derivatives(7)	(3,284)	8,146	(9,928)	—	—
Loss on extinguishment of debt (8)	(2,009)	—	—	—	—
Other income	—	—	—	661	—
Other (expense) income, net	(39,552)	(29,838)	(40,581)	(20,248)	(20,810)
Net loss	$(116,937)	$(81,708)	$(142,669)	$(189,618)	$(272,812)
Net loss per share—basic and diluted	$(0.78)	$(0.56)	$(1.00)	$(1.39)	$(2.35)
Weighted average number of common shares used in net loss per share—basic and diluted:	148,993	144,928	142,155	136,811	115,852

(1)	Collaborative arrangements revenue for the year ended December 31, 2017 included approximately $256.2 million related to our share of sales of LINZESS in the U.S.

Collaborative arrangements revenue for the year ended December 31, 2016 included approximately $217.7 million related to our share of sales of LINZESS in the U.S. and $30.0 million related to the receipt of milestone payments under our license agreement with Astellas for the filing and approval of a new drug application for LINZESS with the Japanese Ministry of Health, Labor and Welfare.

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

(2)	Cost of revenues for the year ended December 31, 2017 included approximately $2.6 million related to ZURAMPIC and DUZALLO product sales.
(3)	During the year ended December 31, 2017, we wrote down approximately $0.3 million of prepaid ZURAMPIC commercial supply as a result of revised demand forecasts.

During the year ended December 31, 2016, we wrote down approximately $0.4 million of prepaid ZURAMPIC commercial supply as a result of revised demand forecasts.

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

These charges are more fully described in Note 9, Inventory, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

(4)

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

(5)

Amortization of acquired intangible asset is based on the economic consumption of intangible assets. Our amortization is related to the ZURAMPIC and DUZALLO intangible assets, which are amortized on a straight-line basis over the estimated useful life.

(6)

Gain (loss) on fair value remeasurement of contingent consideration is related to our contingent consideration liability pursuant to our exclusive license to develop, manufacture, and commercialize products containing lesinurad as an active ingredient, including ZURAMPIC and DUZALLO, in the U.S. The contingent consideration liability is revalued at each reporting period and changes in the fair value, other than changes due to payments, are recognized as a gain (loss) on fair value remeasurement of contingent consideration in our statement of operations. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to our credit risk, which is based on the estimated cost of debt for market participants. During the year ended December 31, 2017, we decreased our ZURAMPIC and DUZALLO revenue projections. Accordingly, the expected estimated future royalty and milestone payments to AstraZeneca decreased, resulting in an approximately $31.3 million decrease to the contingent consideration liability.

(7)

Gain (loss) on derivatives consists of the change in fair value of our Convertible Note Hedges and Note Hedge Warrants, which are recorded as derivative assets and liabilities. The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in our consolidated statements of operations. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 7, Fair Value of Financial Instruments, and Note 12, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

(8)	Loss on extinguishment of debt was due to the write-off of remaining unamortized debt issuance costs on the 11% PhaRMA Notes due 2024, or the PhaRMA Notes, as part of the redemption in January 2017.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$221,416	$305,216	$439,394	$248,334	$197,602
Working capital (excluding deferred revenue)	245,569	289,050	430,931	234,957	191,636
Total assets	605,674	709,821	619,121	329,322	273,292
Deferred revenue, including current portion	—	—	8,989	16,180	16,490
Debt financing and convertible notes, including current portion (1)	396,091	366,492	378,548	169,405	169,002
Capital lease obligations, including current portion	4,077	6,309	2,937	3,723	4,273
Total liabilities	595,826	643,105	523,996	240,770	235,067
Total stockholders’ equity	9,848	66,716	95,125	88,552	38,225

(1)

Debt financing and convertible notes, including current portion, as of December 31, 2016 includes approximately $132.2 relating to the PhaRMA Notes, which were redeemed, in full, in connection with the funding and issuance in January 2017 of $150.0 million in aggregate principal amount of 8.375% notes due 2026, or the 2026 Notes, and approximately $234.2 relating to the convertible notes.

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

Overview

We are a commercial biotechnology company leveraging our proven development and commercial capabilities as we seek to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, based upon our target-to-disease approach to development and leveraging our core areas of expertise in gastrointestinal, or GI diseases and primary care, as well as in guanylate cyclase, or GC, pathways.

Our first commercial product, linaclotide, is available to adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC, in certain countries around the world. Linaclotide is available under the trademarked name LINZESS® to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., and Mexico, and to adult men and women suffering from IBS-C in Japan. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We and our partner Allergan plc (together with its affiliates), or Allergan, began commercializing LINZESS in the U.S. in December 2012. Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Allergan has an exclusive license from us to develop and commercialize linaclotide in all countries other than China, Hong Kong, Macau, Japan, and the countries and territories of North America, or the Allergan License Territory.  On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan pays us royalties as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.

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

During 2017, we and Allergan were advancing two delayed release formulations, linaclotide delayed release-1 and linaclotide delayed release-2. In November 2017, we announced an updated linaclotide life cycle management strategy in the U.S. to further support the achievement of the key objectives of the program, which include strengthening the clinical profile of linaclotide by obtaining additional abdominal symptom claims and expanding the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation, through the advancement of linaclotide delayed release-2, in all forms of IBS. We and Allergan are also continuing to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. With this updated strategy, we and Allergan no longer intend to pursue linaclotide delayed release-1.

We are also advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of uncontrolled gastroesophageal reflux disease, or uncontrolled GERD. Our clinical research has demonstrated that reflux of bile from the intestine to the stomach and esophagus plays a key role in the ongoing symptoms of uncontrolled GERD. IW-3718 is a novel formulation of a bile acid sequestrant designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with uncontrolled GERD. In July 2017, we reported positive top-line data from a Phase IIb clinical trial evaluating IW-3718 that we believe support advancement of this program into Phase III development.

In June 2016, we closed a transaction with AstraZeneca, or the Lesinurad Transaction, pursuant to which we received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient, or the Lesinurad License, including ZURAMPIC® and DUZALLO®. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration, or FDA, in December 2015 for use in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with uncontrolled gout. In October 2016, we began commercializing ZURAMPIC in the U.S. The FDA approved DUZALLO, a fixed-dose combination product of lesinurad and allopurinol, in August 2017 for the treatment of hyperuricemia associated with gout in adults who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone. In October 2017, we began commercializing DUZALLO in the U.S. We have accounted for the Lesinurad Transaction in accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combination, or ASC 805, as the Lesinurad Transaction meets the requirements of a business combination. The transaction is more fully described in Note 4, Business Combinations, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In January 2018, we commenced an initiative to evaluate the optimal mix of investments for our lesinurad franchise for uncontrolled gout, including DUZALLO and ZURAMPIC. As part of this effort, in 2018 we are re-allocating resources within our lesinurad franchise to systematically explore a more comprehensive marketing mix in select test markets (with paired controls), while continuing to build market presence for the lesinurad franchise across the country. We expect the data received in 2018 from these test markets to inform our future investment in the lesinurad franchise.

We are also leveraging our pharmacological expertise in GC pathways gained through the discovery and development of linaclotide, a GC-C agonist, to develop a pipeline of soluble guanylate cyclase, or sGC, stimulators, including praliciguat (IW-1973) and IW-1701. We are advancing praliciguat, our lead clinical sGC stimulator, for the potential treatment of diabetic nephropathy and for the potential treatment of heart failure with preserved ejection fraction, or HFpEF. Data supported the continued advancement of praliciguat for evaluation as a potential treatment for patients with diabetic nephropathy and patients with HFpEF. Our second clinical sGC stimulator, IW-1701, is being evaluated for the potential treatment of achalasia and sickle cell disease.

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

In August 2015, we and Allergan entered into an agreement for the co-promotion of VIBERZI® (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from IBS with diarrhea, or IBS-D, which expired in December 2017. In January 2017, we and Allergan entered into a commercial agreement under which the adjustments to our or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America are eliminated, in full, in 2018 and all subsequent years. In addition, Allergan appointed us, on a non-exclusive basis, to promote CANASA® (mesalamine), approved for the treatment of ulcerative proctitis, and DELZICOL® (mesalamine), approved for the treatment of ulcerative colitis, in the U.S. for approximately two years. In December 2017, this agreement was amended to include the promotion of VIBERZI through December 31, 2018 and to discontinue the promotion of DELZICOL effective January 1, 2018. These agreements are more fully described in Note 5, Collaboration, License, Co-Promotion and Other Commercial Agreements, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

In June 2015, we issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022, or the 2022 Notes. In September 2016, we closed a direct private placement, pursuant to which we subsequently issued $150.0 million in aggregate principal amount of 8.375% notes due 2026, or the 2026 Notes, on January 5, 2017, or the Funding Date. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the 11% PhaRMA Notes due 2024, or the PhaRMA Notes, on the Funding Date. The net proceeds from these financings are being used to support the commercialization of LINZESS, ZURAMPIC and DUZALLO in the U.S. and to fund linaclotide, lesinurad and other development opportunities to advance our strategy to grow a leading commercial biotechnology company, in addition to other general corporate purposes. These transactions are more fully described in Note 12, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide and the commercialization of lesinurad, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of December 31, 2017, we had an accumulated deficit of approximately $1.3 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

On January 30, 2018, we commenced an initiative to evaluate the optimal mix of investments for our lesinurad franchise. As part of this effort, we reduced our field-based workforce by approximately 60 employees, primarily consisting of field-based sales representatives that promote DUZALLO or ZURAMPIC in the first position, that we expect to be completed during the first quarter of 2018. We estimate that we will incur aggregate charges in connection with the reduction in its field-based workforce of approximately $2.3 million to $2.8 million for one-time employee severance and benefit costs, which will be recorded in the first quarter of 2018, of which approximately 92% are expected to result in cash expenditures.

Key Performance Indicators

(dollars in thousands, per share amounts in dollars)

The following charts summarize key metrics of revenue, earnings (losses), and operating cash use:

These metrics are more fully described in the Results of Operations and Liquidity and Capital Resources sections below.

Financial Overview

Revenues.  Our revenues generated primarily through collaborative arrangements and license agreements related to the research and development and commercialization of linaclotide, as well as co-promotion arrangements in the U.S. and product revenue related to the commercial sale of ZURAMPIC and DUZALLO in the U.S. The terms of the collaborative research and development, license and co-promotion agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, (iii) the manufacture of finished drug product, active pharmaceutical ingredient, or API, or development materials for a partner which are reimbursed at a contractually determined rate, and (iv) co‑promotion activities by our clinical sales specialists. Payments to us may include (i) up‑front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API or development materials, (iv) payments based upon the achievement of certain milestones, (v) payments for sales detailing, promotional support services and medical education initiatives and (vi) royalties on product sales. Additionally, we receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China.

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

We record product revenue related to the sales of ZURAMPIC and DUZALLO, or the Lesinurad Products, in the U.S. in accordance with ASC 605, Revenue Recognition, or ASC 605, when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable and collection from the customer has been reasonably assured. ZURAMPIC product revenue, and our recognition thereof, is more fully described in Note 2, Summary of Significant Accounting Policies.

Cost of Revenues.    Cost of revenues includes cost related to the sales of linaclotide API and drug product, as well as the cost of product revenue related to sales of the Lesinurad Products in the U.S. Cost related to the sales of linaclotide API and drug product are recognized upon shipment of linaclotide API and drug product to certain of our partners outside of the U.S. Our cost of revenue for linaclotide consists of the internal and external costs of producing such API and drug product. Cost of product revenue related to the sales of the Lesinurad Products in the U.S. includes the cost of producing finished goods that correspond with product revenue for the reporting period, such as third-party supply and overhead costs, as well as certain period costs related to freight, packaging, stability and quality testing, and customer acquisition.

Write‑down of Inventory to Net Realizable Value and Loss on Non‑cancelable Inventory and Commercial Supply Purchase Commitments. During the year ended December 31, 2017, we wrote-down an insignificant amount of prepaid ZURAMPIC commercial supply as a result of revised demand forecasts. During the year ended December 31, 2016, we wrote-down approximately $0.4 million of prepaid ZURAMPIC commercial supply as result of revised demand forecasts. Additionally, during the year ended December 31, 2017, we recorded an expense of approximately $0.2 million for excess non-cancelable ZURAMPIC commercial supply purchase commitments, pursuant to our forecasts, as a result of a reduction in near-term forecasted demand.

During the year ended December 31, 2015, we recorded expenses of approximately $17.6 million for the write‑down of inventory and an accrual for excess non‑cancelable inventory purchase commitments related to linaclotide API. These charges primarily related to a reduction in the near term demand forecast for CONSTELLA in the European territory by Almirall; regulatory changes made by the CFDA to the marketing approval process in China; and the amendment to the license agreement with Allergan pertaining to the development and commercialization of linaclotide for Europe executed in October 2015. Pursuant to the terms of the amendment, Allergan assumed responsibility for the manufacturing of linaclotide API for Europe, as well as the associated costs, which resulted in accruing for a loss on non‑cancelable inventory purchase commitments during the three months ended September 30, 2015, under one of our API supply agreements covering the commercial supply of linaclotide API for the European market. We have evaluated all remaining minimum purchase commitments under our linaclotide API supply agreements through 2023 and concluded that the approximately $17.8 million of purchase commitments from the second API supply agreement covering the Japan, China, Hong Kong and Macau markets are realizable based on the current forecasts received from our partners in these territories and our internal forecasts, as well as purchase orders received from our partners for the coming year.

These charges are more fully described in Note 9, Inventory, and Note 13, Commitments and Contingencies to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

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

The core of our research and development strategy is to leverage our development capabilities, as well as our pharmacologic expertise, to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, including IBS-C and CIC, abdominal pain associated with lower GI disorders, hyperuricemia associated with uncontrolled gout, uncontrolled GERD, diabetic nephropathy, HFpEF and specialty diseases, including sickle cell disease and achalasia.

Linaclotide.  Linaclotide is the first FDA‑approved guanylate cyclase type‑C, or GC‑C, agonist. Linaclotide is approved and commercially available in the U.S., Japan and in a number of E.U. and other countries.

We and Allergan are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In January 2017, the FDA approved a 72 mcg dose of LINZESS for adults with CIC, which became available in the U.S. in March 2017. The 72 mcg dose provides a broader range of treatment options to physicians and adult CIC patients in the U.S.

We and Allergan plan to advance linaclotide delayed release-2 as a visceral, non-opioid, pain-relieving agent for patients suffering from all IBS subtypes. and have established a plan with the FDA for clinical pediatric studies with linaclotide, as described below. We and Allergan no longer intend to pursue linaclotide as a potential treatment of the GI dysfunction associated with opioid induced constipation.

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

The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. Subject to the terms of the Lesinurad License, AstraZeneca was obligated to conduct certain activities related to this post-marketing clinical study and we were obligated to reimburse AstraZeneca for such activities. Pursuant to the Lesinurad License, during the year ended December 31, 2017, we and AstraZeneca transitioned the obligation for post-marketing activities required by the FDA from AstraZeneca to us. The post-marketing requirements for lesinurad are estimated to be less than $100.0 million over up to ten years from June 2, 2016, or the Acquisition Date.

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

We are currently progressing our first two sGC candidates in clinical development, praliciguat and IW-1701, which have distinct pharmacologic profiles that we believe may be differentiating and enable opportunities in multiple indications. Praliciguat is being evaluated as a potential treatment for HFpEF. IW-1701 is being evaluated as a potential treatment for sickle cell disease and achalasia.

We have additional assets in early development that we continue to advance, and we are exploring strategic options for further development of these assets.

Discovery Research.  Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC pathways.

The following table sets forth our research and development expenses related to our product pipeline for the years ended December 31, 2017, 2016 and 2015. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share‑based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Linaclotide(1)	$33,042	$40,130	$48,981
Lesinurad(2)	17,764	18,413	—
Development candidates:
GI disorders (three compounds)(3)	16,876	27,795	19,152
Vascular and fibrotic disorders (two compounds)(3)	50,826	29,809	20,465
Central nervous system disorders (two compounds)(3)	8,290	853	1,653
Total development candidates	75,992	58,457	41,270
Discovery research	21,430	22,492	18,495
Total research and development expenses	$148,228	$139,492	$108,746

(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.
(3)	Number of compounds includes clinical-stage development candidates for the year ended December 31, 2017.

Since 2004, the date we began tracking costs by program, we have incurred approximately $428.9 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost‑sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost‑sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

In connection with the FDA approval of LINZESS, we are required to conduct certain nonclinical and clinical studies, including those aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Allergan established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. We and Allergan have initiated two Phase II clinical pediatric studies in IBS-C patients age seven to 17 and functional constipation patients age six to 17. We and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In October 2012, we entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide for other geographic markets within IBS-C and CIC, or in additional indications, populations or formulations.

In December 2015, the FDA approved ZURAMPIC for use in conjunction with an XOI for the treatment of hyperuricemia associated with uncontrolled gout.  In connection with the FDA approval, the FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. Pursuant to the Lesinurad License, during the year ended December 31, 2017, we and AstraZeneca transitioned the obligation for post-marketing activities required by the FDA from AstraZeneca to us. These post-marketing requirements are estimated to be less than $100.0 million over up to ten years from the Acquisition Date. The FDA approved DUZALLO, the fixed-dose combination product containing lesinurad and allopurinol, in August 2017 for the treatment of hyperuricemia associated with gout in patients who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone.

We are also advancing other development programs such as IW-3718, targeting uncontrolled GERD, praliciguat targeting diabetic nephropathy and HFpEF and IW-1701 targeting sickle cell disease and achalasia.

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

Amortization of Acquired Intangible Assets.  Amortization expense is based on the economic consumption of intangible assets. Our amortization is related to the ZURAMPIC and DUZALLO intangible assets, which are amortized on a straight-line basis over the estimated useful life of the assets. We believe that the straight-line method of amortization represents the pattern in which the economic benefits of the intangible assets are consumed.

(Gain)/Loss on Fair Value Remeasurement of Contingent Consideration. Our contingent consideration obligation related to the Lesinurad Transaction consists of the fair value of estimated future milestone and royalty payments. This liability is revalued at each reporting period. Changes in the fair value of our contingent consideration, other than changes due to payments, are recognized as a (gain)/loss on fair value remeasurement of contingent consideration in our consolidated statement of operations.  Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to our credit risk, which is based on the estimated cost of debt for market participants. During the year ended December 31, 2017, we decreased our ZURAMPIC and DUZALLO revenue projections. Accordingly, the expected estimated future royalty and milestone payments to AstraZeneca decreased, resulting in an approximately $31.3 million decrease to the contingent consideration liability.

Other (Expense) Income.  Interest expense consists primarily of cash and non‑cash interest costs related to the 2022 Notes and the 2026 Notes. Non‑cash interest expense consists of amortization of the debt discount and associated debt issuance costs associated with the 2022 Notes and 2026 Notes. We amortize these costs using the effective interest rate method over the life of the respective note agreements as interest expense in our consolidated statements of operations.

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

In September 2016, we closed a direct private placement, pursuant to which we issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on January 5, 2017, or the Funding Date. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the PhaRMA Notes on the Funding Date. This transaction is more fully described in Note 12, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates and assumptions in our consolidated financial statements include those related to revenue recognition, including returns, rebates, and other pricing adjustments; available-for-sale securities; inventory valuation, and related reserves; impairment of long-lived assets, including its acquired intangible assets and goodwill; initial valuation procedures for the issuance of convertible notes; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingent consideration; contingencies and share-based compensation. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

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

We classify our derivative financial instruments and contingent consideration as Level 3 under the fair value hierarchy. The derivatives are not actively traded and are valued using the Black-Scholes option pricing model which requires the use of subjective assumptions, primarily the expected stock price volatility assumption. The contingent consideration is not actively traded and is valued using the Monte-Carlo simulation which requires the use of subjective assumptions, including probability weighted net cash outflow projections, discounted using a yield curve equivalent to our credit risk, which was the estimated cost of debt financing for market participants. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to our credit risk, which is based on the estimated cost of debt for market participants.

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

Finite-Lived and Indefinite-Lived Intangible Assets

We record the fair value of purchased intangible assets with finite useful lives as of the transaction date of a business combination. Purchased intangible assets with finite useful lives are amortized to their estimated residual values over their estimated useful lives.  We amortize intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. We evaluate the finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. In addition, the remaining estimated useful life of the finite-lived intangible asset would be reassessed.

The value of our finite-lived intangible assets are based on the future expected net cash flows related to ZURAMPIC and DUZALLO, or the Lesinurad Products, which include significant assumptions around future net sales and the respective investment to support these products.

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

We test indefinite-lived intangible assets for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate an impairment may have occurred. Additionally, we evaluate our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on our consolidated balance sheet. If an indicator of impairment exists, we compare the carrying value of the intangible asset or asset group to the undiscounted cash flows expected from that asset or asset group. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. To estimate the fair value of the assets, we use market participant assumptions pursuant to ASC 820, Fair Value. We believe that the following factors, among others, could trigger an impairment review: significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, approval of competitive products, significant negative industry or economic trends, and our ability to establish, maintain and/or expand the sales, marketing, distribution and market-access capabilities, or enter into and maintain agreements necessary for commercialization with payers and third-party providers on acceptable terms. If the estimates and assumptions about these products change significantly, including with respect to their commercial performance (such as any results of our systematic exploration of a more comprehensive marketing mix in select test markets), the finite-lived intangible assets may become impaired and we may be required to recognize a material write-down in the period in which the impairment occurs.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is reviewed for impairment. We test goodwill for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate that would more likely than not reduce the fair value of the reporting unit below its carrying value.  Impairment may result from, among other things, deterioration in the performance of the acquired asset, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If we determine that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. In evaluating the carrying value of goodwill, we must make assumptions regarding estimated future cash flows and other factors. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances.

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

Revenue Recognition

Our revenues are generated primarily through collaborative arrangements and license agreements related to the research and development and commercialization of linaclotide, as well as co-promotion arrangements in the U.S. and product revenue related to the commercial sale of ZURAMPIC and DUZALLO in the U.S. The terms of the collaborative research and development, license, and co-promotion agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, including participation on joint steering committees, (iii) the manufacture of finished drug product, API or development materials for a partner, which are reimbursed at a contractually determined rate, and (iv) co‑promotion activities by our clinical sales specialists. Non‑refundable payments to us under these agreements may include (i) up‑front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API or development materials, (iv) payments based upon the achievement of certain milestones, (v) payments for sales detailing, promotional support services and medical education initiatives, and (vi) royalties on product sales. Additionally, we may receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. and China through our collaborations with Allergan and AstraZeneca, respectively.

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

Up‑Front License Fees

For nonrefundable up-front license fees related to arrangements entered into prior to the adoption of ASU 2009-13, we recognized revenues on a straight-line basis over the contracted or estimated period of performance since the license deliverables were not deemed to have value on a standalone basis under pre ASU 2009-13 guidance and we could not determine the fair value of the undelivered elements.

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

Milestones

At the inception of each arrangement that includes pre‑commercial milestone payments, we evaluate whether each pre‑commercial milestone is substantive, in accordance with ASU No. 2010‑17, Revenue Recognition—Milestone Method, or ASU 2010‑17. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. At December 31, 2017, we had no pre‑commercial milestones that were deemed substantive. If a substantive pre‑commercial milestone were achieved and collection of the related receivable was reasonably assured, we would recognize revenue related to the milestone in its entirety in the period in which the milestone was achieved. If we achieve milestones that we consider substantive under any of our collaborations, we may experience significant fluctuations in our collaborative arrangements revenue from quarter to quarter and year to year depending on the timing of achieving such substantive milestones. In those circumstances where a pre‑commercial milestone is not substantive, we recognize as revenue on the date the milestone is achieved an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized over the remaining period of performance.

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

Product Revenue, Net

Net product revenue is derived from sales of the Lesinurad Products, in the U.S. We sell ZURAMPIC and DUZALLO principally to a limited number of national wholesalers and selected regional wholesalers, or the Distributors. The Distributors subsequently resell the Lesinurad Products to patients and healthcare providers.

We recognize net product revenue from sales of the Lesinurad Products in accordance with ASC 605, Revenue Recognition, or ASC 605, when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, and collection from the customer has been reasonably assured. ASC 605 requires, among other criteria, that future returns can be reasonably estimated in order to recognize revenue. We recognize revenue on a gross basis as we have concluded that we are the principal in the product revenue transactions for the Lesinurad Products, as we hold the general inventory risk, latitude in establishing price, physical loss inventory risk and credit risk.

We began commercializing ZURAMPIC in October 2016 and DUZALLO in October 2017 in the U.S. Initially, upon the product launch of each of the Lesinurad Products, we determined that we were not able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to Distributors. As a result, we had recorded net product revenue for the Lesinurad Products using a deferred revenue recognition model (sell-through). Under the deferred revenue model, we did not recognize revenue until the respective product was prescribed to an end-

user. Accordingly, we recognized net product revenue when the Lesinurad Products were prescribed to the end-user, on a first-in, first-out basis using estimated prescription demand and pharmacy demand from third party sources and our analysis of third party market research data, as well as other third party information through September 30, 2017.

During the three months ended December 31, 2017, we concluded we had sufficient volume of historical activity and visibility into the distribution channel, in order to reasonably make all estimates required under ASC 605 to recognize product revenue of the Lesinurad Products upon delivery to the Distributors. Accordingly, we recorded a cumulative adjustment of approximately $0.9 million to net product revenue and an insignificant amount to cost of revenues as a result of the transition to the sell-in revenue recognition model. During the three months and year ended December 31, 2017, product revenue is recognized upon delivery of the Lesinurad Products to the Distributors.  We evaluate the creditworthiness of each of our Distributors to determine whether revenue can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenue from the sales to Distributors and (ii) reasonably estimate our net product revenue. We calculate gross product revenue based on the wholesale acquisition cost that we charge our Distributors for ZURAMPIC and DUZALLO. We estimate our net product revenue by deducting from our gross product revenue (i) trade discounts and allowances, such as invoice discounts for prompt payment and distributor fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (iii) reserves for expected product returns and (iv) estimated costs of incentives offered to certain indirect customers including patients. These estimates could be adjusted based on actual results in the period such variances become known.

Trade Discounts and Allowances:    We generally provide invoice discounts on sales of Lesinurad Products to our Distributors for prompt payment and pay fees for distribution services, such as fees for certain data that Distributors provide to us. Consistent with historical industry practice, we expect our Distributors to earn these discounts and fees, and accordingly deducts the full amount of these discounts and fees from our gross product revenues at the time such revenues are recognized.

Rebates, Chargebacks and Discounts:    We contract with Medicaid, other government agencies and various private organizations, or Third-party Payors, to allow for eligible purchases of the Lesinurad Products at partial or full reimbursement from such Third-party Payors. We estimate the rebates, chargebacks and discounts we will be obligated to provide to Third-party Payors and deduct these estimated amounts from our gross product revenue at the time the revenue is recognized. Based upon (i) our contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from our Distributors and third-parties regarding the payor mix for Lesinurad Products and (iv) historical industry information regarding the payor mix for analog products, we estimate the rebates, chargebacks and discounts that we will be obligated to provide to Third-party Payors.

Product Returns:    We estimate the amount of Lesinurad Products that will be returned and deduct these estimated amounts from its gross revenue at the time the revenue is recognized. Our Distributors have the right to return unopened, unprescribed Lesinurad Products beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for the Lesinurad Products is up to 36 months after it has been converted into tablet form, which is the last step in the manufacturing process for Lesinurad Products and generally occurs within a few months before Lesinurad Products is delivered to Distributors. Reporting from the Distributors includes Distributor sales and inventory held by Distributors, which provides us with visibility into the distribution channel in order to determine which products, if any, were eligible to be returned.

Other Incentives:    Incentives that we offer include voluntary patient assistance programs, such as co-pay assistance programs which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Product revenue is recorded net of the trade discounts, allowances, rebates, chargebacks, discounts, product returns, and other incentives. Certain of these adjustments are recorded as an accounts receivable reserve. As of December 31, 2017, the accounts receivable reserve related to product sales was approximately $0.4 million.

Other

We produce finished linaclotide drug product, API and development materials for certain of our partners.

We recognize revenue on linaclotide finished drug product, API and development materials when the material has passed all quality testing required for collaborator acceptance, delivery has occurred, title and risk of loss have transferred to the partner, the price is fixed or determinable, and collection is reasonably assured. As it relates to development materials and API produced for Astellas, we are reimbursed at a contracted rate. Such reimbursements are considered as part of revenue generated pursuant to the Astellas license agreement and are presented as sale of API. Any linaclotide finished drug product, API and development materials currently produced for Allergan for the U.S. or AstraZeneca for China, Hong Kong and Macau are recognized in accordance with the cost‑sharing provisions of the Allergan and AstraZeneca collaboration agreements, respectively. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan, and we separately entered into an amendment to the license agreement with Allergan relating to the development and commercialization of linaclotide in Europe. Pursuant to the terms of the amendment, Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from us, as well as the associated costs. We may experience fluctuations in our collaborative arrangements revenue from quarter to quarter and year to year depending on the timing of such transactions.

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

The consideration for our business acquisitions include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in our consolidated statements of operations. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to our credit risk, which is based on the estimated cost of debt for market participants. During the year ended December 31, 2017, we decreased certain of our net cash outflow projections associated with estimated future royalty and milestone payments, which resulted in an approximately $31.3 million decrease to the contingent consideration liability.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues:
Collaborative arrangements revenue	$265,533	$263,923	$149,040
Product revenue, net	3,061	109	—
Sale of active pharmaceutical ingredient	29,682	9,925	515
Total revenues	298,276	273,957	149,555
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	19,097	1,868	12
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	309	374	17,638
Research and development	148,228	139,492	108,746
Selling, general and administrative	233,123	173,281	125,247
Amortization of acquired intangible assets	6,214	981	—
(Gain) loss on fair value remeasurement of contingent consideration	(31,310)	9,831	—
Total cost and expenses	375,661	325,827	251,643
Loss from operations	(77,385)	(51,870)	(102,088)
Other (expense) income:
Interest expense	(36,370)	(39,153)	(31,096)
Interest and investment income	2,111	1,169	443
(Loss) gain on derivatives	(3,284)	8,146	(9,928)
Loss on extinguishment of debt	(2,009)	—	—
Other expense, net	(39,552)	(29,838)	(40,581)
Net loss	$(116,937)	$(81,708)	$(142,669)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$265,533	$263,923	$1,610	1%
Product revenue, net	3,061	109	2,952	2,708%
Sale of active pharmaceutical ingredient	29,682	9,925	19,757	199%
Total revenues	298,276	273,957	24,319	9%

Collaborative Arrangements Revenue.  The increase in revenue from collaborative arrangements of approximately $1.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily related to an approximately $40.2 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $1.8 million increase in royalty revenue based on sales of linaclotide in our partnered territories and other related royalties; and an approximately $0.2 million increase in drug product sales related to our collaboration agreement with AstraZeneca. The increases were partially offset by an approximately $39.0 million decrease attributable to the recognition of up-front payments and development milestones achieved in 2016 under our agreement with Astellas; an approximately $1.0 million decrease in revenue related to the Cologuard Co-Promotion Agreement which was terminated in 2017; an approximately $0.4 million decrease in revenue related to our license and co-promotion collaboration agreement with AstraZeneca for linaclotide; and an approximately $0.2 million decrease from our co-promotion agreement with Allergan for VIBERZI in the U.S.

Product revenue, net. The increase in net product revenue of approximately $3.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily related to an approximately $2.4 million increase in net product sales of ZURAMPIC in the U.S.; and an approximately $0.6 million increase from commercializing DUZALLO in the U.S. in October 2017.

Sale of active pharmaceutical ingredient. The increase in revenue from sale of API of approximately $19.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily related to an increase of approximately $24.2 million from shipments of linaclotide API to Astellas for Japan, and was partially offset by an approximately $4.5 million decrease in shipments of linaclotide API to Allergan for ex-US territories compared to 2016.

Cost and Expenses

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	$19,097	$1,868	$17,229	922%
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	309	374	(65)	(17)%
Research and development	148,228	139,492	8,736	6%
Selling, general and administrative	233,123	173,281	59,842	35%
Amortization of acquired intangible assets	6,214	981	5,233	533%
(Gain) loss on fair value remeasurement of contingent consideration	(31,310)	9,831	(41,141)	(418)%
Total cost and expenses	$375,661	$325,827	$49,834	15%

Cost of Revenues, excluding amortization of acquired intangible assets.  The increase in cost of revenue of approximately $17.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily related to an increase of approximately $15.2 million due to higher sales of linaclotide API to our partners, and approximately $2.0 in costs associated with ZURAMPIC and DUZALLO product sales and lesinurad period costs related to freight, packaging, stability and quality testing, and customer acquisition. In October 2016, we began commercializing ZURAMPIC in the U.S. and in October 2017, we began commercializing DUZALLO in the U.S.

Write‑down of commercial supply and inventory to net realizable value and loss on non‑cancelable purchase commitments.  The insignificant decrease in write-down of commercial supply and inventory for the year ended December 31, 2017 compared to the year ended December 31, 2016, was related to the write-down of lesinurad commercial supply. For the year ended December 31, 2016, we recorded a write-down of $0.4 million related to ZURAMPIC prepaid commercial supply as a result of revised demand forecasts. For the year ended December 31, 2017, we recorded a write-down of $0.3 million related to ZURAMPIC prepaid commercial supply and excess non-cancelable ZURAMPIC commercial supply purchase commitments as a result of revised demand forecasts.

Research and Development Expense.  The increase in research and development expense of approximately $8.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily related to an increase of approximately $8.9 million in research costs related to our early stage pipeline candidates; an increase of approximately $6.0 million in compensation, benefits and other employee related expenses primarily associated with increased headcount; and an increase of approximately $2.2 million in professional services, including consulting and search firm fees. The increases were partially offset by a decrease of approximately $3.6 million in costs related to lesinurad development and TSA expenses with AstraZeneca; a decrease of approximately $2.6 million in external costs related to the development of linaclotide, net of reimbursements, related to our linaclotide collaboration with Allergan for North America; and a decrease of approximately $2.2 million in facility and operating costs, such as rent and amortization of leasehold improvements.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased approximately $59.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily as a result of an increase in our workforce and infrastructure expenses due to the launch and commercialization of the lesinurad products in the U.S. This increase includes an approximately $25.8 million increase in compensation, benefits and other employee-related expenses associated with the increased headcount primarily in our field sales force; an approximately $11.7 million increase in costs associated with selling expenses and marketing programs; an approximately $9.6 million increase in external consulting and contractor costs, legal services, and other professional service costs; an approximately $7.8 million increase in costs for post-marketing requirements for lesinurad; an approximately $2.2 million increase in costs associated with transitional support services related to the Lesinurad Transaction; an approximately $1.3 million increase in expenses related to the write-off of excess non-cancelable lesinurad sample purchase commitments pursuant to our forecasts, as a result of a reduction in near-term forecasted demand; an approximately $0.6 million increase related to a loss on disposal of assets; and an approximately $0.4 million increase in expenses related to the write-off of excess prepaid lesinurad samples.

Amortization of Acquired Intangible Assets.  The increase in amortization of acquired intangible asset expense of approximately $5.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to the Lesinurad Transaction that closed in June 2016, in which we acquired an exclusive license in the U.S. to, among other things, the approved product ZURAMPIC. In addition, the intangible asset related to DUZALLO began amortizing upon approval by the FDA in August 2017.

(Gain) on Fair Value remeasurement of contingent consideration. The decrease in the fair value of the contingent consideration liability of approximately $41.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to a change in assumptions. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to our credit risk, which is based on the estimated cost of debt for market participants. During the year ended December 31, 2017, we decreased our ZURAMPIC and DUZALLO revenue projections. Accordingly, the expected estimated future royalty and milestone payments to AstraZeneca decreased, resulting in an approximately $31.3 million decrease to the contingent consideration liability. In addition, the remaining change in the contingent consideration liability decrease was primarily due to the passage of time.

Other (Expense) Income, Net

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other (expense) income:
Interest expense	$(36,370)	$(39,153)	$2,783	(7)%
Interest and investment income	2,111	1,169	942	81%
(Loss) gain on derivatives	(3,284)	8,146	(11,430)	(140)%
Loss on extinguishment of debt	(2,009)	—	(2,009)	(100)%
Total other expense, net	$(39,552)	$(29,838)	$(9,714)	33%

Interest Expense.  Interest expense decreased approximately $2.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly driven by a decrease of approximately $17.7 million in interest expense associated with the redemption of the PhaRMA Notes, partially offset by an increase of approximately $13.6 million and $1.3 million in interest expense associated with the 2026 Notes and 2022 Notes, respectively.

Interest and investment income. Interest and investment income increased approximately $0.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, mainly due to an increase in the higher yield return on investment securities in 2017.

(Loss) gain on derivatives.  For the year ended December 31, 2017 we recorded a loss on derivatives of approximately $3.3 million resulting from an approximately $24.3 million decrease in fair value of the Convertible Note Hedges and an approximately $21.0 million increase in the fair value of the Note Hedge Warrants. For the year ended December 31, 2016 we recorded a gain on derivatives of approximately $8.1 million resulting from an approximately $46.1 million increase in fair value of the Convertible Note Hedges and an approximately $38.0 million decrease in the fair value of the Note Hedge Warrants.

Loss on extinguishment of debt. Loss on extinguishment of debt was approximately $2.0 million for the year ended December 31, 2017 due to the write-off of the remaining unamortized debt issuance costs on the PhaRMA Notes as part of the redemption in January 2017.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$263,923	$149,040	$114,883	77%
Product revenue, net	109	—	109	100%
Sale of active pharmaceutical ingredient	9,925	515	9,410	1,827%
Total revenues	273,957	149,555	124,402	83%

Collaborative Arrangements Revenue.  The increase in revenue from collaborative arrangements of approximately $114.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily related to an approximately $84.3 million increase in our share of the net profits from the sale of LINZESS in the U.S.; an approximately $30.0 million increase due to the achievement of two development milestones under our license agreement with Astellas in 2016; an approximately $1.8 million increase attributable to the recognition of upfront payments and development milestones achieved before 2016 under our agreement with Astellas resulting from a revision of the estimated development period for linaclotide in Japan in September 2016; an approximately $1.6 million increase due to revenue from our co-promotion agreement with Allergan for VIBERZI in the U.S.; and an insignificant increase in royalty revenue based on sales of linaclotide in our partnered territories. The increases were partially offset by an approximately $2.0 million decrease in connection with our collaboration agreement with AstraZeneca for linaclotide, an approximately $0.9 million decrease in revenue from the Cologuard Co-Promotion Agreement.

Product revenue, net. The increase in revenue from product revenue of approximately $0.1 million for the year ended December 31 ,2016 compared to the year ended December 31, 2015 was primarily related to the recognition of net product sales of ZURAMPIC in the U.S. in 2016.

Sale of active pharmaceutical ingredient. The increase in revenue from sale of API of approximately $9.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was an approximately $4.9 million increase from shipments of linaclotide to Astellas, and an approximately $4.5 million increase from shipments of linaclotide to Allergan.

Cost and Expenses

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	$1,868	$12	$1,856	15,467%
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	374	17,638	(17,264)	(98)%
Research and development	139,492	108,746	30,746	28%
Selling, general and administrative	173,281	125,247	48,034	38%
Amortization of acquired intangible assets	981	—	981	100%
Loss on fair value remeasurement of contingent consideration	9,831	—	9,831	100%
Total cost and expenses	$325,827	$251,643	$74,184	29%

Cost of Revenues, excluding amortization of acquired intangible asset.  The increase in cost of revenue of approximately $1.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to higher sales of linaclotide API to our partners and the launch of ZURAMPIC.

Write‑down of commercial supply and inventory to net realizable value and loss on non‑cancelable purchase commitments.  The decrease in write-down of inventory and loss on non-cancelable purchase commitments of approximately $17.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, was primarily related to the write-down of inventory and an accrual for a loss on excess non-cancelable inventory purchase commitments related to linaclotide API recorded during the year ended December 31, 2015, partially offset by a write-down of approximately $0.4 million related to lesinurad prepaid inventory.

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

Other (Expense) Income, Net

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Other (expense) income:
Interest expense	$(39,153)	$(31,096)	$(8,057)	26%
Interest and investment income	1,169	443	726	164%
Gain (loss) on derivatives	8,146	(9,928)	18,074	(182)%
Total other (expense) income, net	$(29,838)	$(40,581)	$10,743	(26)%

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

Liquidity and Capital Resources

We have incurred losses since our inception in 1998 and, as of December 31, 2017, we had an accumulated deficit of approximately $1.3 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow on public offerings; payments received under our strategic collaborative arrangements, including up-front and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $11.2 million of net proceeds from the private placement of our 2026 Notes, approximately $167.3 million of net proceeds from the private placement of our PhaRMA Notes in January 2013 (which we redeemed, in full, in connection with the funding in January 2017 of the 2026 Notes), and approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015. At December 31, 2017, we had approximately $221.4 million of unrestricted cash, cash equivalents and available for sale securities. Our cash equivalents include amounts held in money market funds, U.S. government sponsored securities, and repurchase agreements. Our available for sale securities include amounts held in U.S. Treasury securities and U.S. government sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation.

During the year ended December 31, 2017, our balances of cash, cash equivalents and available-for-sale securities decreased approximately $83.8 million. This decrease is primarily due to approximately $134.3 million paid to redeem our outstanding PhaRMA Notes, a $15.0 million milestone payment to AstraZeneca related to the FDA approval of DUZALLO, as well as the approximately $99.6 million of cash used to operate our business, including payments related to, among other things, research and development and selling, general and administrative expenses as we continued to invest in our research pipeline and support the continued commercialization of LINZESS, ZURAMPIC and the launch of DUZALLO in the U.S. We also invested approximately $4.2 million in capital expenditures and made payments of approximately $3.2 million on capital lease obligations. These cash outflows were partially offset by approximately $146.3 million in proceeds from the issuance of the 2026 Notes, and approximately $26.4 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan.

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $99.6 million for the year ended December 31, 2017. The primary uses of cash were our net loss of approximately $116.9 million and changes in assets and liabilities of approximately $21.8 million resulting primarily from an decrease in related party accounts receivable, an increase in restricted cash associated with the release of the line of credit related to our lease amendment in 2017, a decrease in accounts payable, related party accounts payable, and accrued expenses, an increase in prepaid expenses and other assets, an increase in inventory and other assets, a decrease in deferred rent and an increase  in accrued research and development costs. These uses of cash were primarily offset by non-cash items of approximately $39.2 million, including approximately $33.8 million in share-based compensation expense, approximately $16.1 million in non-cash interest expense, approximately $8.4 million in depreciation and amortization expense of property and equipment, approximately $6.2 million in amortization of acquired intangible assets, an approximately $3.3 million increase due to the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, approximately $2.0 million loss on extinguishment of debt, approximately $1.3 million in write-down of excess non-cancelable product sample purchase commitment, and approximately $0.7 million in loss on disposal of property and equipment; partially offset by an approximately $31.3 million due to the non-cash change in fair value of contingent consideration, and approximately $1.6 million due to the gain on facility subleases.

Net cash used in operating activities totaled approximately $25.4 million for the year ended December 31, 2016. The primary uses of cash were our net loss of approximately $81.7 million and changes in assets and liabilities of approximately $5.0 million resulting primarily from an increase in related party accounts receivable principally attributable to higher amounts due from Allergan as a result of increased profits on the sale of LINZESS in the U.S., a decrease in restricted cash associated with our salesforce vehicle fleet, an increase in accounts payable, related party accounts payable and accrued expenses, an increase in prepaid expenses and other assets, a decrease in deferred revenue, a decrease in deferred rent and an increase in accrued research and development costs. These uses of cash were primarily offset by non‑cash items of approximately $61.3 million, including approximately $29.2 million in share‑based compensation expense, approximately $14.8 million in non-cash interest expense, approximately $10.3 million in depreciation and amortization expense of property and equipment, approximately $9.8 million due to the non-cash change in fair value of contingent consideration, approximately $3.5 million due to the loss on facility subleases, approximately $1.0 million in amortization of acquired assets, approximately $0.7 million in accretion of discounts and premiums on available-for-sale securities, and approximately $0.4 million in write-down of prepaid inventory; partially offset by an approximately $8.1 million due to the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, and approximately $0.2 million in gain on disposal of property and equipment.

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

Cash Flows From Investing Activities

Cash provided by investing activities for the year ended December 31, 2017 totaled approximately $151.5 million and resulted primarily from the sales and maturities of approximately $346.9 million of available-for-sale securities, and an insignificant amount of proceeds from the sale of property and equipment. This was partially offset by the purchase of approximately $191.4 million of available-for-sale securities and the purchase of approximately $4.2 million of property and equipment, primarily laboratory equipment as well as hardware and software related to our information technology infrastructure.

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

Cash Flows From Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 totaled approximately $19.8 million and resulted primarily from approximately $146.3 in proceeds from issuance of the 2026 Notes, and approximately $26.4 million in cash provided by stock option exercises and the issuance of shares under our employee stock purchase plan, partially offset by approximately $134.3 million in cash paid to redeem our outstanding PhaRMA Notes, approximately $15.1 million in cash used for payments on contingent purchase consideration, including a milestone payment to AstraZeneca for the approval of DUZALLO, approximately $3.2 million in cash used for payments on our capital leases, and approximately $0.2 million in costs associated with the issuance of the 2026 Notes.

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

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive substantially all of our revenue from this collaboration. Additionally, we began commercializing ZURAMPIC and DUZALLO in the U.S. for the treatment of uncontrolled gout in the fourth quarter of 2016, and the fourth quarter of 2017, respectively. We are also deploying significant resources to advance product opportunities in IBS-C/CIC, abdominal pain associated with lower GI disorders, uncontrolled GERD, diabetic nephropathy, HFpEF and specialty diseases, including sickle cell disease and achalasia, as well as to fulfill FDA requirements for linaclotide and lesinurad. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS, the Lesinurad Products, and financial discipline.  However, we have not achieved positive cash flows from operations to date.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties from Allergan based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities including sales of ZURAMPIC, DUZALLO and any other product, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, develop and commercialize lesinurad in the U.S., and continue to invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of December 31, 2017 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide, lesinurad and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the revenue generated by sales of LINZESS, CONSTELLA, ZURAMPIC, DUZALLO and any other products;

•	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS, ZURAMPIC, DUZALLO and any other products;

•	the success of our third-party manufacturing activities;

•	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approval development and regulatory requirements;

•	the success of our research and development efforts;

•	the emergence of competing or complementary products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish, including royalties or other payments due or payable under such agreements; and

•	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of integrating any such assets into our business operations.

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

Contractual Commitments and Obligations

Lease and Commercial Supply Obligations

The following table summarizes our lease and commercial supply obligations at December 31, 2017 (excluding interest, except as otherwise noted):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(in thousands)
Commercial supply obligations(1)	$30,991	$10,451	$11,252	$6,192	$3,096
Capital lease obligations(2)	4,084	4,084	—	—	—
Operating lease obligations(3)	133,363	17,059	36,117	38,251	41,936
Total contractual obligations	$168,438	$31,594	$47,369	$44,443	$45,032

(1)

We have multiple commercial supply agreements with contract manufacturing organizations for the purchase of linaclotide finished drug product and API. Two of our API supply agreements for supplying linaclotide API to our collaboration partners outside of North America contain minimum purchase commitments, which are reflected in the table above. As of December 31, 2017, we had approximately $3.4 million recorded as an accrual for excess purchases commitments, of which approximately $2.5 million relates to the 2018 commitment, and approximately $5.1 million recorded as other liabilities related to linaclotide API supply included in the table above.  These commitments are more fully described in Note 9, Inventory and Note 13, Commitments and Contingencies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In addition, we and Allergan are jointly obligated to make minimum purchases of linaclotide API for the territories covered by our collaboration with Allergan for North America. Currently, Allergan fulfills all such minimum purchase commitments and, as a result, they are excluded from the table above.

Additionally, the Lesinurad CSA with AstraZeneca provides for finished goods, inventory and samples of ZURAMPIC and DUZALLO.  The Lesinurad CSA includes certain purchase obligations based on our forecasted demand for commercial product and samples.  As of December 31, 2017, we had approximately $5.6 million of such commitments related to lesinurad commercial supply and samples for 2018 and none thereafter. As of December 31, 2017, approximately $1.5 million of the lesinurad commitments included in the table above are recorded as an accrual for excess purchase commitments in our consolidated balance sheet. These commitments are more fully described in Note 9, Inventory and Note 13, Commitments and Contingencies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(2)	Our commitment for capital lease obligations principally relates to leased automobiles for our field‑based sales force and medical science liaisons, and computer and office equipment.
(3)	Our commitments for operating leases relate to our lease of office and laboratory space in Cambridge, Massachusetts and our data storage space in Boston, Massachusetts.

Notes Payable

In June 2015, we issued approximately $335.7 million of 2.25% Convertible Senior Notes due June 15, 2022. The 2022 Notes are governed by an indenture between us and U.S. Bank National Association, as the trustee, or the Indenture. The 2022 Notes are senior unsecured obligations and bear interest at a rate of 2.25% per year, payable on June 15 and December 15 of each year, which began on December 15, 2015. The 2022 Notes will mature on June 15, 2022, unless earlier converted or repurchased. The initial conversion rate for the 2022 Notes is 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. In addition, to minimize the impact of potential dilution to our common stock upon conversion of the 2022 Notes, we entered into the Convertible Note Hedges covering 20,249,665 shares of our Class A common stock in connection with the 2022 Notes. Concurrently with entering into the Convertible Note Hedges, we sold Note Hedge Warrants to acquire 20,249,665 shares of our

Class A common stock at an initial strike price of approximately $21.50 per share, subject to customary anti‑dilution adjustments. The following table summarizes our 2022 Notes obligations at December 31, 2017:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
2022 Notes (including interest)	369,689	7,553	15,106	347,029	—

The 2022 Notes, Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 12, Notes Payable, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

In September 2016, we closed a direct private placement, pursuant to which we subsequently issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on the Funding Date, January 5, 2017. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the PhaRMA Notes. The 2026 Notes bear an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year, each an 8.375% Payment Date, which began on June 15, 2017. Beginning March 15, 2019, we will began making quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter, or the 8.375% Synthetic Royalty Amount, and (ii) accrued and unpaid interest on the notes, or the 8.375% Required Interest Amount. Principal on the 2026 Notes will be repaid in an amount equal to the 8.375% Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the 2026 Notes are based on the net sales of linaclotide in the U.S., which will vary from quarter to quarter, the 2026 Notes may be repaid prior to September 15, 2026, the final legal maturity date. Since we are unable to reliably estimate the exact timing and amounts of the principal payments, as discussed under “Risk Factors” in Item 1A of this Annual Report on Form 10‑K, the related commitments are not included in the table above. This transaction is more fully described in Note 12, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Under our Lesinurad License, we are undertaking the development and commercialization of lesinurad in the U.S. Pursuant to the terms of the Lesinurad License, we will pay a tiered royalty to AstraZeneca in the single-digits as a percentage of net sales of ZURAMPIC and DUZALLO, in the U.S., as well as commercial and other milestones of up to $165.0 million over the duration of the agreement, of which a $15.0 million milestone payment was made during 2017 related to the FDA approval of DUZALLO.

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

Tax‑related Obligations

We exclude liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2017, we have approximately $24.1 million of uncertain tax positions, and we cannot reasonably estimate the potential adjustment to our net operating loss carryforward. These uncertain tax positions are more fully described in Note 16, Income Taxes, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

Other Funding Commitments

As of December 31, 2017, we have several ongoing studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties. These items are not included in the table above.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short‑term marketable securities. Due to the primarily short‑term duration of our investment portfolio and the low risk profile of our investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of December 31, 2017, the fair value of the 2022 Notes was estimated by us to be $392.8 million. The 2022 Notes are more fully described in Note 7, Fair Value of Financial Instruments, and Note 12, Notes Payable, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

Convertible Note Hedge and Warrant Transactions with Respect to 2022 Notes

To minimize the impact of potential dilution to our common stock upon conversion of the 2022 Notes, we entered into Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we entered into warrant transactions whereby we sold Note Hedge Warrants to acquire, subject to customary adjustments, 20,249,665 shares of our Class A common stock at an initial strike price of approximately $21.50 per share, subject to adjustment. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 12, Notes Payable, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

Foreign Currency Risk

We have no significant operations outside the U.S. and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the years ended December 31, 2017, 2016 and 2015 had a significant impact on our results of operations.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F‑1 through F‑59, of this Annual Report on Form 10‑K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended December 31, 2017 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ironwood Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Ironwood Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Ironwood Pharmaceuticals, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 22, 2018

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

Certain information regarding our executive officers is set forth at the end of Part I, Item 1 of this Form 10‑K under the heading, “Executive Officers of the Registrant.” The other information required by this item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders.

The table below sets forth information with regard to securities authorized for issuance under our equity compensation plans as of December 31, 2017. As of December 31, 2017, we had three active equity compensation plans, each of which was approved by our stockholders:

•Our Amended and Restated 2005 Stock Incentive Plan;

•Our Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan; and

•Our Amended and Restated 2010 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,363,463	$ 12.90	14,507,164
Equity compensation plans not approved by security holders	—	—	—
Total	23,363,463	$ 12.90	14,507,164

(1)	Amount includes the number of shares subject to issuance upon exercise of 21,086,298 outstanding stock options and vesting of 2,277,165 restricted stock units.
(2)	Amount includes all outstanding stock options but does not include restricted stock units, which do not have an exercise price.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our proxy statement for our 2018 Annual Meeting of Stockholders.

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

3.	Exhibits

Incorporated by reference herein
Number	Description	Form	Date
3.1	Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2010
3.2	Fifth Amended and Restated Bylaws	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2010
4.1	Specimen Class A common stock certificate	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	January 20, 2010
4.2	Indenture, dated as of June 15, 2015, by and between Ironwood Pharmaceuticals, Inc. and U. S. Bank National Association (including the form of the 2.25% Convertible Senior Note due 2022)	Form 8‑K (File No. 001‑34620)	June 15, 2015
4.3	Indenture, dated as of September 23, 2016, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 8.375% Notes due 2026)	Form 8‑K (File No. 001‑34620)	September 26, 2016
10.1#	Amended and Restated 2002 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009
10.2#	Amended and Restated 2005 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	January 29, 2010
10.3#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S‑8, as amended (File No. 333‑184396)	October 12, 2012
10.3.1#	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015

Incorporated by reference herein
Number	Description	Form	Date
10.3.2#	Form of Non‑employee Director Restricted Stock Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.3.3#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.4#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.5#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10‑Q (File No. 001‑34620)	April 29, 2014
10.6#	Form of Executive Severance Agreement	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.7#	Director Compensation Plan effective January 1, 2014	Annual Report on Form 10‑K (File No. 001‑34620)	February 7, 2014
10.8#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009
10.9#	Consulting Agreement, dated as of December 16, 2014, by and between Christopher Walsh and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.10#	Consulting Agreement, dated December 3, 2014, by and between Lawrence S. Olanoff and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	May 6, 2015
10.11+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010
10.11.1	Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.12+	Commercial Agreement, dated as of January 31, 2017, by and among Allergan USA, Inc., Forest Laboratories LLC and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001 34620)	May 8, 2017
10.13+	License Agreement, dated as of April 30, 2009, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010

Incorporated by reference herein
Number	Description	Form	Date
10.13.1+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2013
10.13.2+	Amendment to the License Agreement, dated as of October 26, 2015, by and between Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 19, 2016
10.13.3+	Amendment to the License Agreement dated as of January 31, 2017, by and between Allergan Pharmaceuticals International Ltd. And Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001 34620)	May 8, 2017
10.14+	Novation Agreement, dated as of October 26, 2015, by and among Almirall, S.A., Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 19, 2016
10.15+	License Agreement, dated as of November 10, 2009, by and among Astellas Pharma Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010
10.16+	Collaboration Agreement, dated as of October 23, 2012, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.17+	License Agreement, dated as of April 26, 2016, by and between Ardea Biosciences, Inc. and Ironwood Pharmaceuticals, Inc	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2016
10.18+

Commercial Supply Agreement, dated as of June 23, 2010, by and among PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB, Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.

		Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 10, 2010
10.19+	Commercial Supply Agreement, dated as of March 28, 2011, by and among Corden Pharma Colorado, Inc. (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	May 13, 2011

Incorporated by reference herein
Number	Description	Form	Date
10.19.1+

Amendment No. 3 to Commercial Supply Agreement, dated as of November 26, 2013, by and between Corden Pharma Colorado, Inc. (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.

		Annual Report on Form 10‑K (File No. 001‑34620)	February 7, 2014
10.20+	Commercial Supply Agreement, dated as of April 26, 2016, by and between AstraZeneca Pharmaceuticals LP and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2016
10.21	Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 12, 2007, as amended on April 9, 2009, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009
10.21.1	Second Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 9, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
10.21.2	Third Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 1, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2011
10.21.3	Fourth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 3, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2011
10.21.4	Fifth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 18, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 29, 2012
10.21.5	Sixth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 19, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.21.6	Seventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 30, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013

Incorporated by reference herein
Number	Description	Form	Date
10.21.7	Eighth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 8, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.21.8	Ninth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 27, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.21.9	Tenth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 21, 2015, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.21.10	Eleventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of June 30, 2016, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2017
10.21.11

Sublease, dated as of July 1, 2014, by and between Biogen Idec MA Inc. and Ironwood Pharmaceuticals, Inc. to Lease for facilities at 301 Binney St., Cambridge, MA, as amended, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC

		Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.22	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.23	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.24	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.25	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015

Incorporated by reference herein
Number	Description	Form	Date
10.26	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.27	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.28	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.29	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
21.1*	Subsidiaries of Ironwood Pharmaceuticals, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a‑14 or 15d‑14 of the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a‑14 or 15d‑14 of the Exchange Act
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a‑14(b) or 15d‑14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a‑14(b) or 15d‑14(b) of the Exchange Act and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Incorporated by reference herein
Number	Description	Form	Date
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on the 22nd day of February 2018.

Ironwood Pharmaceuticals, Inc.
By:	/s/ Peter M. Hecht
Peter M. Hecht
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Peter M. Hecht	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
Peter M. Hecht

/s/ gina consylman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2018
Gina Consylman

/s/ Terrance G. McGuire	Chairman of the Board	February 22, 2018
Terrance G. McGuire

/s/ Andrew Dreyfus	Director	February 22, 2018
Andrew Dreyfus

/s/ Marsha H. Fanucci	Director	February 22, 2018
Marsha H. Fanucci

/s/ Julie H. McHugh	Director	February 22, 2018
Julie H. McHugh

/s/ Lawrence S. Olanoff	Director	February 22, 2018
Lawrence S. Olanoff

/s/ Edward P. Owens	Director	February 22, 2018
Edward P. Owens

/s/ Amy W. Schulman	Director	February 22, 2018
Amy W. Schulman

/s/ Douglas E. Williams	Director	February 22, 2018
Douglas E. Williams

Index to Consolidated Financial Statements of

Ironwood Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ironwood Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Boston, Massachusetts

February 22, 2018

Ironwood Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$125,736	$54,004
Available-for-sale securities	95,680	251,212
Accounts receivable, net	3,190	933
Related party accounts receivable, net	78,967	63,921
Inventory	735	1,081
Prepaid expenses and other current assets	7,288	9,030
Total current assets	311,596	380,181
Restricted cash	7,056	8,247
Property and equipment, net	17,274	20,512
Convertible note hedges	108,188	132,521
Intangible assets, net	159,905	166,119
Goodwill	785	785
Other assets	870	1,456
Total assets	$605,674	$709,821
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,958	$17,702
Related party accounts payable, net	—	1
Accrued research and development costs	7,313	6,937
Accrued expenses and other current liabilities	38,237	38,301
Current portion of capital lease obligations	4,077	6,227
Current portion of deferred rent	195	7,719
Current portion of contingent consideration	247	14,244
Total current liabilities	66,027	91,131
Capital lease obligations, net of current portion	—	82
Deferred rent, net of current portion	5,449	557
Contingent consideration, net of current portion	31,011	63,416
Note hedge warrants	92,188	113,237
Convertible senior notes	249,193	234,243
PhaRMA notes payable	—	132,249
2026 Notes	146,898	—
Other liabilities	5,060	8,190
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 136,465,526 and 132,631,387 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	137	133
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 13,983,762 shares issued and outstanding at December 31, 2017 and 14,784,077 shares issued and 14,484,077 shares outstanding at December 31, 2016	14	15
Additional paid-in capital	1,318,536	1,258,398
Accumulated deficit	(1,308,760)	(1,191,823)
Accumulated other comprehensive loss	(79)	(7)
Total stockholders’ equity	9,848	66,716
Total liabilities and stockholders’ equity	$605,674	$709,821

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Collaborative arrangements revenue	$265,533	$263,923	$149,040
Product revenue, net	3,061	109	—
Sale of active pharmaceutical ingredient	29,682	9,925	515
Total revenues	298,276	273,957	149,555
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	19,097	1,868	12
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	309	374	17,638
Research and development	148,228	139,492	108,746
Selling, general and administrative	233,123	173,281	125,247
Amortization of acquired intangible assets	6,214	981	—
(Gain) loss on fair value remeasurement of contingent consideration	(31,310)	9,831	—
Total cost and expenses	375,661	325,827	251,643
Loss from operations	(77,385)	(51,870)	(102,088)
Other (expense) income:
Interest expense	(36,370)	(39,153)	(31,096)
Interest and investment income	2,111	1,169	443
(Loss) gain on derivatives	(3,284)	8,146	(9,928)
Loss on extinguishment of debt	(2,009)	—	—
Other expense, net	(39,552)	(29,838)	(40,581)
Net loss	$(116,937)	$(81,708)	$(142,669)
Net loss per share—basic and diluted	$(0.78)	$(0.56)	$(1.00)
Weighted average number of common shares used in net loss per share—basic and diluted:	148,993	144,928	142,155

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(116,937)	$(81,708)	$(142,669)
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities	(72)	79	(67)
Total other comprehensive income (loss)	(72)	79	(67)
Comprehensive loss	$(117,009)	$(81,629)	$(142,736)

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		other	Total
	common stock		common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balance at December 31, 2014	124,915,658	125	15,907,272	16	1,055,876	(967,446)	(19)	88,552
Issuance of common stock upon exercise of stock options and employee stock purchase plan	972,325	1	1,293,032	1	13,619	—	—	13,621
Issuance of common stock awards	153,547	—	—	—	24	—	—	24
Conversion of Class B common stock to Class A common stock	1,329,948	1	(1,329,948)	(1)	—	—	—	—
Share-based compensation expense related to share-based awards to employees and employee stock purchase plan	—	—	—	—	25,448	—	—	25,448
Equity component of convertible debt	—	—	—	—	114,199	—	—	114,199
Equity component of deferred financing costs for convertible debt	—	—	—	—	(3,983)	—	—	(3,983)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(67)	(67)
Net loss	—	—	—	—	—	(142,669)	—	(142,669)
Balance at December 31, 2015	127,371,478	127	15,870,356	16	1,205,183	(1,110,115)	(86)	95,125
Issuance of common stock upon exercise of stock options and employee stock purchase plan	1,813,018	3	1,867,111	2	23,996	—	—	24,001
Issuance of common stock awards	193,501	—	—	—	20	—	—	20
Conversion of Class B common stock to Class A common stock	3,253,390	3	(3,253,390)	(3)	—	—	—	—
Share-based compensation expense related to share-based awards to non-employees	—	—	—	—	529	—	—	529
Share-based compensation expense related to share-based awards to employees and employee stock purchase plan	—	—	—	—	28,670	—	—	28,670
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	79	79
Net loss	—	—	—	—	—	(81,708)	—	(81,708)
Balance at December 31, 2016	132,631,387	133	14,484,077	15	1,258,398	(1,191,823)	(7)	66,716
Issuance of common stock upon exercise of stock options and employee stock purchase plan	2,156,152	3	1,042,047	—	26,318	—	—	26,321
Issuance of common stock awards	135,625	—	—	—	14	—	—	14
Conversion of Class B common stock to Class A common stock	1,542,362	1	(1,542,362)	(1)	—	—	—	—
Share-based compensation expense related to share-based awards to non-employees	—	—	—	—	301	—	—	301
Share-based compensation expense related to share-based awards to employees and employee stock purchase plan	—	—	—	—	33,505	—	—	33,505
Unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	—	(116,937)	—	(116,937)
Balance at December 31, 2017	136,465,526	$137	13,983,762	$14	$1,318,536	$(1,308,760)	$(79)	$9,848

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(116,937)	$(81,708)	$(142,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,403	10,279	11,630
Amortization of acquired intangible assets	6,214	981	—
Loss (gain) on disposal of property and equipment	694	(204)	(196)
Share-based compensation expense	33,820	29,219	25,469
Change in fair value of note hedge warrants	(21,049)	37,909	4,479
Change in fair value of convertible note hedges	24,333	(46,055)	5,449
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	309	374	17,638
Write-down of excess non-cancellable ZURAMPIC sample purchase commitments	1,313	—	—
(Gain) loss on facility subleases	(1,579)	3,480	296
Accretion of discount/premium on investment securities	(75)	667	1,114
Non-cash interest expense	16,080	14,812	8,102
Non-cash change in fair value of contingent consideration	(31,310)	9,831	—
Loss on extinguishment of debt	2,009	—	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	(17,303)	(10,336)	(28,679)
Restricted cash	1,190	500	(600)
Prepaid expenses and other current assets	1,384	(3,069)	2,568
Inventory	346	—	—
Other assets	115	1,644	414
Accounts payable, related party accounts payable and accrued expenses	(6,843)	19,683	(1,551)
Accrued research and development costs	376	2,692	671
Deferred revenue	—	(8,989)	(7,191)
Deferred rent	(1,053)	(7,143)	(3,871)
Net cash used in operating activities	(99,563)	(25,433)	(106,927)
Cash flows from investing activities:
Purchases of available-for-sale securities	(191,354)	(311,116)	(281,958)
Sales and maturities of available-for-sale securities	346,890	237,423	276,707
Purchases of property and equipment	(4,211)	(4,206)	(4,049)
Payment for acquisition of lesinurad license	—	(100,000)	—
Proceeds from sale of property and equipment	135	225	147
Net cash provided by (used in) investing activities	151,460	(177,674)	(9,153)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	—	335,699
Proceeds from issuance of 2026 Notes, net of discount to lender	146,250	—	—
Costs associated with issuance of 2026 Notes	(235)	(246)	—
Proceeds from issuance of note hedge warrants	—	—	70,849
Purchase of convertible note hedges	—	—	(91,915)
Costs associated with issuance of convertible senior notes	—	—	(11,730)
Proceeds from exercise of stock options and employee stock purchase plan	26,370	24,841	14,196
Payments on capital leases	(3,234)	(1,903)	(1,317)
Principal payments on PhaRMA notes	(134,258)	(26,868)	(12,712)
Payments on contingent purchase price consideration	(15,058)	—	—
Net cash provided by (used in) financing activities	19,835	(4,176)	303,070
Net increase (decrease) in cash and cash equivalents	71,732	(207,283)	186,990
Cash and cash equivalents, beginning of period	54,004	261,287	74,297
Cash and cash equivalents, end of period	$125,736	$54,004	$261,287
Supplemental cash flow disclosure:
Cash paid for interest	$20,388	$24,473	$22,742
Non-cash investing activities
Contingent consideration	$—	$67,885	$—
Purchases under capital leases	$1,151	$6,277	$2,957
Disposals under capital leases	$(149)	$(1,001)	$(2,529)
Fixed asset purchases in accounts payable and accrued expenses	$(1,136)	$353	$98

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (the “Company”) is a commercial biotechnology company leveraging its proven development and commercial capabilities as it seeks to bring multiple medicines to patients. The Company is advancing innovative product opportunities in areas of large unmet need, based upon the Company’s target-to-disease approach to development and leveraging the Company’s core areas of expertise in gastrointestinal (“GI”) and primary care, as well as in guanylate cyclase (“GC”) pathways.

The Company’s first commercial product, linaclotide, is available to adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”), or chronic idiopathic constipation (“CIC”), in certain countries around the world. Linaclotide is available under the trademarked name LINZESS® to adult men and women suffering from IBS-C or CIC in the United States (the “U.S.”) and Mexico and to adult men and women suffering from IBS-C in Japan. Linaclotide is available, under the trademarked name CONSTELLA®  to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

The Company and its partner Allergan plc (together with its affiliates, “Allergan”), began commercializing LINZESS in the U.S. in December 2012. Under the Company’s collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between the Company and Allergan. Allergan also has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China, Hong Kong, Macau, Japan and the countries and territories of North America (the “Allergan License Territory”). On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan pays the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2017, Astellas submitted a supplemental new drug application for approval of LINZESS for the treatment of adults with chronic constipation in Japan. The Company has a collaboration agreement with AstraZeneca AB (together with its affiliates, “AstraZeneca”), to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In December 2015, the Company and AstraZeneca filed for approval with the China Food and Drug Administration (“CFDA”), to market linaclotide in China.

During 2017, the Company and Allergan were advancing two delayed release formulations, linaclotide delayed release-1 and linaclotide delayed release-2. In November 2017, the Company announced an updated linaclotide life cycle management strategy in the U.S. to further support the key objectives of the program, which include strengthening the clinical profile of linaclotide by obtaining additional abdominal symptom claims and expanding the clinical utility of  linaclotide by demonstrating the pain-relieving effect of  a delayed release formulation, through the advancement of linaclotide delayed release-2, in all forms of IBS. The Company and Allergan are also continuing to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. With this updated strategy, the Company and Allergan no longer intend to pursue linaclotide delayed release-1.

The Company is advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of uncontrolled gastroesophageal reflux disease (“uncontrolled GERD”). The Company’s clinical research has demonstrated that reflux of bile from the intestine into the stomach and esophagus plays a key role in the ongoing symptoms of uncontrolled GERD. IW-3718 is a novel formulation of a bile acid sequestrant designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with uncontrolled GERD. In July 2017, the Company reported positive top-line data from a Phase IIb clinical trial evaluating IW-3718 that the Company believes supports potential advancement of this progarm into Phase III development.

In June 2016, the Company closed a transaction with AstraZeneca (the “Lesinurad Transaction”) pursuant to which the Company received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient (the “Lesinurad License”), including ZURAMPIC®  and DUZALLO®. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration (“FDA”) in December 2015 for use in combination with a xanthine oxidase inhibitor for the treatment of hyperuricemia associated with uncontrolled gout (“uncontrolled gout”). In October 2016, the Company began commercializing ZURAMPIC in the U.S. The FDA approved DUZALLO, a fixed-dose combination product of lesinurad and allopurinol, in August 2017, for the treatment of hyperuricemia associated with gout in patients who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone. In October 2017, the Company began commercializing DUZALLO in the U.S. In January 2018, the Company commenced an initiative to evaluate the optimal mix of investments for the lesinurad franchise for uncontrolled gout, including DUZALLO and ZURAMPIC. As part of this effort, in 2018 the Company is re-allocating resources within the lesinurad franchise to systematically explore a more comprehensive marketing mix in select test markets (with paired controls), while continuing to build market presence for the lesinurad franchise across the country. The Company expects the data received in 2018 from these test markets to inform the Company’s future investment in the lesinurad franchise.

The Company is also leveraging its pharmacological expertise in GC pathways gained through the discovery and development of linaclotide, a GC-C agonist, to develop and advance a pipeline of soluble guanylate cyclase (“sGC”) stimulators, including praliciguat (IW-1973) and IW-1701. The Company is advancing praliciguat, its lead clinical sGC stimulator, for the potential treatment of diabetic nephropathy and the potential treatment of heart failure with preserved ejection fraction (“HFpEF”). The Company believes this data supports the continued advancement of praliciguat for evaluation as a potential treatment for patients with diabetic nephropathy and for patients with HFpEF.  The Company’s second clinical sGC stimulator, IW-1701, is being developed for the potential treatment of achalasia and sickle cell disease.

The Company has periodically entered into co-promotion agreements to maximize its salesforce productivity. As part of this strategy, in August 2015, the Company and Allergan entered into an agreement for the co-promotion of VIBERZI® (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from IBS with diarrhea (“IBS-D”). In January 2017, the Company and Allergan entered into a commercial agreement under which adjustments to the Company’s or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America are eliminated, in full, in 2018 and all subsequent years. As part of this agreement, Allergan appointed the Company, on a non-exclusive basis, to promote CANASA® (mesalamine), approved for the treatment of ulcerative proctitis, and DELZICOL® (mesalamine), approved for the treatment of ulcerative colitis, in the U.S. for approximately two years. In December 2017, this agreement was amended to include and extend the promotion of VIBERZI through December 31, 2018 and discontinue the promotion of DELZICOL effective January 1, 2018.

These agreements are more fully described in Note 4, Business Combination, and Note 5, Collaboration, License, Co‑Promotion and Other Commercial Agreements, to these consolidated financial statements.

In June 2015, the Company issued approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022 (the “2022 Notes”). In September 2016, the Company closed a direct private placement, pursuant to which the Company subsequently issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 (the “2026 Notes”) on January 5, 2017 (the “Funding Date”). The Company received net proceeds of approximately $11.2 million from the 2026 Notes, after redemption of the PhaRMA Notes outstanding balance and accrued interest of approximately $135.1 million and deducting fees and expenses of approximately $3.7 million. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the 11% PhaRMA Notes due 2024 (the “PhaRMA Notes”), on the Funding Date. These transactions are more fully described in Note 12, Notes Payable, to these consolidated financial statements.

The Company was incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, the Company changed its name to Ironwood Pharmaceuticals, Inc. To date, the Company has dedicated a majority of its activities to the research, development and commercialization of linaclotide and commercialization of lesinurad, as well as to the research and development of its other product candidates. The Company has incurred significant operating losses since its inception in 1998. As of December 31, 2017, the Company had an accumulated deficit of approximately $1.3 billion.

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

Reclassifications and Revisions to Prior Period Financial Statements

        Certain prior period financial statement items, such as Product Revenue and Sale of Active Pharmaceutical Ingredient, have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an on-going basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the consolidated financial statements include those related to revenue recognition, including returns, rebates, and other pricing adjustments; available-for-sale securities; inventory valuation, and related reserves; impairment of long-lived assets including its acquired intangible assets and goodwill; initial valuation procedures for the issuance of convertible notes; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingent consideration; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds, U.S. government‑sponsored securities, and repurchase agreements. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $126.3 million and approximately $32.5 million at December 31, 2017 and 2016, respectively.

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s facility lease and automobile lease agreements, in the amount of approximately $7.1 million and approximately $8.2 million as of December 31, 2017 and 2016, respectively, which the Company records as restricted cash to secure these letters of credit. The cash will be restricted until the termination or modification of the lease arrangements.

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

The cost of securities sold is based on the specific identification method for purposes of recording realized gains and losses. To determine whether an other‑than‑temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other‑than‑temporary impairments for the years ended December 31, 2017, 2016 or 2015.

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

Concentrations of Suppliers

The Company relies on third‑party manufacturers and its collaboration partners to manufacture the linaclotide active pharmaceutical ingredient (“API”), linaclotide drug product and lesinurad finished goods.

Currently, there are two third‑party manufacturers approved for the production of the linaclotide API in three facilities. Each of Allergan and Astellas is responsible for drug product manufacturing of linaclotide into finished product for its respective territory. Under the collaboration with AstraZeneca, the Company is accountable for drug product and finished goods manufacturing for China and Macau and for drug product manufacturing for Hong Kong, with AstraZeneca accountable for finished goods manufacturing for Hong Kong. The Company also has an agreement with another independent third party to serve as a second source of API manufacturing of linaclotide for its partnered territories.

In connection with the Lesinurad License with AstraZeneca, the Company and AstraZeneca entered into a commercial supply agreement (the “Lesinurad CSA”), pursuant to which the Company relies exclusively on AstraZeneca for the commercial manufacture and supply of ZURAMPIC and DUZALLO.

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

Accounts Receivable and Related Valuation Account

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables relate to amounts reimbursed under its collaboration, license and co-promotion agreements, as well as amounts due from product sales to wholesalers. The Company believes that credit risks associated with these partners and wholesalers are not significant. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2017 and 2016.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, restricted cash, available‑for‑sale securities, and accounts receivable. The Company maintains its cash and cash equivalent balances with high‑quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s available‑for‑sale investments primarily consist of U.S. Treasury securities and certain U.S. government‑sponsored securities and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy which limits the amounts the Company may invest in certain types of investments, and requires all investments held by the Company to be at least A- rated, thereby reducing credit risk exposure.

Accounts receivable, including related party accounts receivable, primarily consist of amounts due under the linaclotide collaboration agreement with Allergan for North America and the linaclotide license agreement with Astellas for Japan (Note 5), and also from wholesalers, for which the Company does not obtain collateral. Accounts receivable or payable to or from Allergan are presented as related party transactions on the consolidated balance sheets as Allergan owns common stock of the Company.

The percentages of revenue recognized from significant customers of the Company in the years ended December 31, 2017, 2016 and 2015 as well as the account receivable balances, net of any payables due, at December 31, 2017 and 2016 are included in the following table:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2017	2016	2017	2016	2015
Collaborative Partner:
Allergan (North America and Europe)(1)	96%	99%	88%	82%	90%
Astellas (Japan)	3%	—%	10%	16%	5%

(1)	In October 2015, Almirall, S.A. (“Almirall”) transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan.

For the years ended December 31, 2017, 2016 and 2015, no additional customers accounted for more than 10% of the Company’s revenue.

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

Finite and Indefinite-Lived Intangible Assets

The Company records the fair value of purchased intangible assets with finite useful lives as of the transaction date of a business combination. Purchased intangible assets with finite useful lives are amortized to their estimated residual values over their estimated useful lives. The Company amortizes intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. The Company evaluates the finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. In addition, the remaining estimated useful life of the finite-lived intangible asset would be reassessed.

The value of the Company’s finite-lived intangible assets are based on the future expected net cash flows related to ZURAMPIC and DUZALLO (the “Lesinurad Products”), which include significant assumptions around future net sales and the respective investment to support these products.

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

The Company tests its indefinite-lived intangible assets for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate an impairment may have occurred. Additionally, the Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, the Company compares the fair value of the asset as of the date of the assessment with the carrying value of the asset on the Company’s consolidated balance sheet. If an indicator of impairment exists, the Company compares the carrying value of the intangible asset or asset group to the undiscounted cash flows expected from that asset or asset group. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. To estimate the cash flows expected for the assets, the Company uses market participant assumptions pursuant to ASC 820, Fair Value. For the lesinurad finite-lived intangible assets, the Company makes significant assumptions as part of this assessment including but not limited to future net product sales, respective cost of product sales, and operating expenses. The Company believes that the following factors, among others, could trigger an impairment review: significant underperformance relative to historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of competitive products; and significant negative industry or economic trends. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. There were no impairments of intangible assets for the years ended December 31, 2017 or 2016.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is reviewed for impairment. The Company tests its goodwill for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate that would more likely than not reduce the fair value of the reporting unit below its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired asset, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. In evaluating the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There were no impairments of goodwill for the years ended December 31, 2017 or 2016.

Impairment of Long‑Lived Assets

The Company regularly reviews the carrying amount of its long‑lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no significant impairments of long‑lived assets for the years ended December 31, 2017, 2016, or 2015.

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

Deferred Financing Costs

Deferred financing costs include costs directly attributable to the Company’s offerings of its equity securities and its debt financings. Costs attributable to equity offerings are charged against the proceeds of the offering once the offering is completed. Costs attributable to debt financings are deferred and amortized over the term of the debt using the effective interest rate method. A portion of the deferred financing cost incurred in connection with the 2022 Notes was deemed to relate to the equity component and was allocated to additional paid in capital. In accordance with ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), the Company presents debt issuance costs on the balance sheet as a direct deduction from the associated debt liability. The 2026 Notes, 2022 Notes and PhaRMA Notes are more fully described in Note 12, Notes Payable, to these consolidated financial statements.

Derivative Assets and Liabilities

In June 2015, in connection with the issuance of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”). Concurrently with entering into the Convertible Note Hedges, the Company also entered into certain warrant transactions in which it sold note hedge warrants (the “Note Hedge Warrants”) to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments (Note 12). These instruments are derivative financial instruments under ASC Topic 815, Derivatives and Hedging (“ASC 815”).

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

Revenue Recognition

The Company’s revenues are generated primarily through collaborative arrangements and license agreements related to the research and development and commercialization of linaclotide, as well as co-promotion arrangements in the U.S. and product revenue related to the commercial sale of ZURAMPIC and DUZALLO in the U.S. The terms of the collaborative research and development, license and co-promotion agreements contain multiple deliverables which may include (i) licenses, (ii) research and development activities, including participation on joint steering committees, (iii) the manufacture of finished drug product, API, or development materials for a partner which are reimbursed at a contractually determined rate, and (iv) co-promotion activities by the Company’s clinical sales specialists. Non-refundable payments to the Company under these agreements may include (i) up-front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API, or development materials, (iv) payments based upon the achievement of certain milestones, (v) payments for sales detailing, promotional support services and medical education initiatives, and (vi) royalties on product sales. Additionally, the Company may receive its share of the net profits or bear its share of the net losses from the sale of linaclotide in the U.S. and for China, Hong Kong and Macau through its collaborations with Allergan and AstraZeneca, respectively.

At December 31, 2017, the Company had collaboration agreements with Allergan (North America) and AstraZeneca (China, Hong Kong and Macau), as well as license agreements with Allergan (Europe) and Astellas (Japan) to develop and commercialize linaclotide. The Company also had an exclusive license agreement with AstraZeneca to develop, manufacture, and commercialize products containing lesinurad as an active agreement in the U.S., including ZURAMPIC and DUZALLO.

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

Up‑Front License Fees

Prior to the adoption of ASU 2009-13, the Company recognized revenue from nonrefundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the period over which the research and development is expected to occur or manufacturing services are expected to be provided (Note 5).

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

Milestones

At the inception of each arrangement that includes pre-commercial milestone payments, the Company evaluates whether each pre-commercial milestone is substantive, in accordance with ASU No. 2010-17, Revenue Recognition—Milestone Method (“ASU 2010-17”), adopted on January 1, 2011. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. At December 31, 2017, the Company had no pre-commercial milestones that were deemed substantive. If a substantive pre-commercial milestone were achieved and collection of the related receivable was reasonably assured, the Company would recognize revenue related to the milestone in its entirety in the period in which the milestone was achieved. If the Company were to achieve milestones that are considered substantive under any of the Company’s collaborations, the Company may experience significant fluctuations in collaborative arrangements revenue from quarter to quarter and year to year depending on the timing of achieving such substantive milestones. In those circumstances where a pre-commercial milestone is not substantive, the Company recognizes as revenue on the date the milestone is achieved an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized over the remaining period of performance.

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

Royalties on Product Sales

The Company receives, or expects to receive in the future, royalty revenues under certain of the Company’s license or collaboration agreements. If the Company does not have any future performance obligations under these license or collaboration agreements, the Company records these revenues as earned. To the extent the Company relies on royalty reports from the Company’s partners, the Company estimates royalty revenue in the period earned based on its forecast and historical data.

Product Revenue, Net

Net product revenue is derived from sales of the Lesinurad Products in the U.S. The Company sells the Lesinurad Products principally to a limited number of national wholesalers and selected regional wholesalers (the “Distributors”). The Distributors subsequently resell the Lesinurad Products to patients and healthcare providers.

The Company recognizes net product revenue from sales of the Lesinurad Products in accordance with ASC 605, Revenue Recognition (“ASC 605”), when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, and collection from the customer has been reasonably assured. ASC 605 requires, among other criteria, that future returns can be reasonably estimated in order to recognize revenue. The Company recognizes revenue on a gross basis as it has concluded that it is the principal in the product revenue transactions for the Lesinurad Products, as it holds the general inventory risk, latitude in establishing price, physical loss inventory risk and credit risk.

The Company began commercializing ZURAMPIC in October 2016 and DUZALLO in October 2017 in the U.S. Initially, upon the product launch of each of the Lesinurad Products, the Company determined that it was not able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to Distributors. As a result, through September 30, 2017, the Company recorded net product revenue for the Lesinurad Products using a deferred revenue recognition model (sell-through). Under the deferred revenue model, the Company did not recognize revenue until the respective product was prescribed to an end-user. Accordingly, the Company recognized net product revenue when the Lesinurad Products were prescribed to the end-user, on a first-in, first-out basis using estimated prescription demand and pharmacy demand from third party sources and the Company’s analysis of third party market research data, as well as other third-party information through September 30, 2017.

During the three months ended December 31, 2017, the Company concluded it had sufficient volume of historical activity and visibility into the distribution channel, in order to reasonably make all estimates required under ASC 605 to recognize product revenue upon delivery to the Distributor (Note 5). Accordingly, the Company recorded a cumulative adjustment of approximately $0.9 million to net product revenue and an insignificant amount to cost of revenues as a result of the transition to the sell-in revenue recognition model. During the three months and year ended December 31, 2017, product revenue is recognized upon delivery of the Lesinurad Products to the Distributors.  The Company evaluates the creditworthiness of each of its Distributors to determine whether revenue can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenue from the sales to Distributors and (ii) reasonably estimate its net product revenue. The Company calculates gross product revenue based on the wholesale acquisition cost that the Company charges its Distributors for ZURAMPIC and DUZALLO. The Company estimates its net product revenue by deducting from its gross product revenue (i) trade discounts and allowances, such as invoice discounts for prompt payment and distributor fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (iii) reserves for expected product returns and (iv) estimated costs of incentives offered to certain indirect customers including patients. These estimates could be adjusted based on actual results in the period such variances become known.

Trade Discounts and Allowances:    The Company generally provides invoice discounts on sales of Lesinurad Products to its Distributors for prompt payment and pays fees for distribution services, such as fees for certain data that Distributors provide to the Company. Consistent with historical industry practice, the Company expects its Distributors to earn these discounts and fees, and accordingly deducts the full amount of these discounts and fees from its gross product revenues at the time such revenues are recognized.

Rebates, Chargebacks and Discounts:    The Company contracts with Medicaid, other government agencies and various private organizations ("Third-party Payors") to allow for eligible purchases of the Lesinurad Products at partial or full reimbursement from such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will be obligated to provide to Third-party Payors and deducts these estimated amounts from its gross product revenue at the time the revenue is recognized. Based upon (i) the Company's contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company's Distributors and third-parties regarding the payor mix for Lesinurad Products and (iv) historical industry information regarding the payor mix for analog products, the Company estimates the rebates, chargebacks and discounts that it will be obligated to provide to Third-party Payors.

Product Returns:    The Company estimates the amount of Lesinurad Products that will be returned and deducts these estimated amounts from its gross revenue at the time the revenue is recognized. The Company's Distributors have the right to return unopened, unprescribed Lesinurad Products beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for the Lesinurad Products is up to 36 months after it has been converted into tablet form, which is the last step in the manufacturing process for Lesinurad Products and generally occurs within a few months before Lesinurad Products is delivered to Distributors. Reporting from the Distributors includes Distributor sales and inventory held by Distributors, which provides the Company with visibility into the distribution channel in order to determine which products, if any, were eligible to be returned.

Other Incentives:    Incentives that the Company offers include voluntary patient assistance programs, such as co-pay assistance programs which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Product revenue is recorded net of the trade discounts, allowances, rebates, chargebacks, discounts, product returns, and other incentives. Certain of these adjustments are recorded as an accounts receivable reserve. As of December 31, 2017, the accounts receivable reserve related to product sales was approximately $0.4 million.

Other

The Company produces linaclotide finished drug product, API and development materials for certain of its partners.

The Company recognizes revenue on linaclotide finished drug product, API and development materials when the material has passed all quality testing required for collaborator acceptance, delivery has occurred, title and risk of loss have transferred to the partner, the price is fixed or determinable, and collection is reasonably assured. As it relates to development materials and API produced for Astellas, the Company is reimbursed at a contracted rate. Such reimbursements are considered as part of revenue generated pursuant to the Astellas license agreement and are presented as sale of API. Any linaclotide finished drug product, API and development materials currently produced for Allergan for the U.S. or AstraZeneca for China, Hong Kong and Macau are recognized in accordance with the cost-sharing provisions of the Allergan and AstraZeneca collaboration agreements, respectively. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan, and the Company separately entered into an amendment to the license agreement with Allergan relating to the development and commercialization of linaclotide in Europe. Pursuant to the terms of the amendment, Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from the Company, as well as the associated costs (Note 5).

Cost of Revenues

Cost of revenues includes cost related to the sales of linaclotide API and drug product, as well as the cost of product revenue related to sales of the Lesinurad Products in the U.S. Cost related to the sales of linaclotide API and drug product are recognized upon shipment of linaclotide API and drug product to certain of the Company’s partners outside of the U.S. The Company’s cost of revenue for linaclotide consists of the internal and external costs of producing such API and drug product. Cost of product revenue related to the sales of the Lesinurad Products in the U.S. includes the cost of producing finished goods that correspond with product revenue for the reporting period, such as third-party supply and overhead costs, as well as certain period costs related to freight, packaging, stability and quality testing, and customer acquisition.

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

Under the Company’s AstraZeneca collaboration agreement for linaclotide, the Company is reimbursed for certain selling, general and administrative expenses and the Company nets these reimbursements against the Company’s selling, general and administrative expenses as incurred. The Company includes Allergan’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from Allergan as collaboration expense or collaborative arrangements revenue, respectively.

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

While the assumptions used to calculate and account for share-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to the Company’s underlying assumptions and estimates, the Company’s share-based compensation expense could vary significantly from period to period.

Patent Costs

The Company incurred and recorded as operating expense legal and other fees related to patents of approximately $4.2 million, approximately $2.3 million, and approximately $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. These costs were charged to selling, general and administrative expenses as incurred.

Business Combination

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination by assessing whether or not the Company has acquired inputs and processes that have the ability to create outputs. If determined to be a business combination, the Company accounts for business acquisitions under the acquisition method of accounting as indicated in the Financial Accounting Standards Board (“FASB”) issued ASC Topic 805, Business Combination, (“ASC 805”) which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent liabilities and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

The consideration for the Company’s business acquisitions includes future payments that are contingent upon the occurrence of a particular event or events. Contingent consideration at December 31, 2017 and 2016 relates to future royalty and milestone payments based on the estimated future sales of the Lesinurad Products. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in the consolidated statements of operations. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to the Company’s credit risk, which is based on the estimated cost of debt for market participants. During the year ended December 31, 2017, the Company decreased certain of its net cash outflow projections associated with estimated future royalty and milestone payments, which resulted in an approximately $31.3 million decrease to the contingent consideration liability. (Note 4 and Note 7).

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

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2017, but prior to the filing of the financial statements with the Securities and Exchange Commission to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the year ended December 31, 2017 that had a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early adoption is permitted beginning after December 15, 2016, including interim reporting periods within those years. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date as ASU 2014-09. These standards allow for either a full retrospective or a modified retrospective transition approach. The Company has concluded these ASUs will be adopted using the modified retrospective transition approach effective January 1, 2018. The adoption of ASU 2014-09, ASU 2016-10 and ASU 2016-12 will not have a material impact on the Company’s financial position and results of operations as a result of the cumulative adjustment prescribed by the modified retrospective method of adoption; however, the Company anticipates significant changes to its financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC Topic 840, Leases, and most industry-specific guidance. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a 12-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2016-02 may have on the Company’s financial position and results of operations. The Company’s analysis includes, but is not limited to, reviewing existing leases, reviewing other service agreements for embedded leases, evaluating potential system implementations, assessing potential disclosures and evaluating the impact of adoption on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (“ASU 2016-16”). ASU 2016-16 eliminates the ability to defer the tax expense related to intra-entity asset transfers other than Inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2016-16 will have on the Company’s financial position or results of operations. The standard does not have a material impact on the Company’s financial position or results of operations for the year ended and as of December 31, 2017.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. Therefore, amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2016-18 may have on the Company’s financial position or results of operations.

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

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net Loss	$(116,937)	$(81,708)	$(142,669)
Denominator:
Weighted average number of common shares used in net loss per share — basic and diluted	148,993	144,928	142,155
Net loss per share — basic and diluted	$(0.78)	$(0.56)	$(1.00)

In June 2015, in connection with the issuance of approximately $335.7 million in aggregate principal amount of the 2022 Notes, the Company entered into convertible note hedge transactions. The Convertible Note Hedges are generally expected to reduce the potential dilution to the Company’s Class A common stockholders upon a conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Notes in the event that the market price per share of the Company’s Class A common stock, as measured under the terms of the Convertible Note Hedges, is greater than the conversion price of the 2022 Notes (Note 12). The Convertible Note Hedges are not considered for purposes of calculating the number of diluted weighted average shares outstanding, as their effect would be antidilutive.

Concurrently with entering into the Convertible Note Hedges, the Company also entered into certain warrant transactions in which it sold note hedge warrants to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments. The Note Hedge Warrants could have a dilutive effect on the Company’s Class A common stock to the extent that the market price per share of the Class A common stock exceeds the applicable strike price of such warrants (Note 12). The Note Hedge Warrants are not considered for purposes of calculating the number of diluted weighted averages shares outstanding, as their effect would be antidilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti‑dilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock	21,086	20,455	20,567
Shares subject to repurchase	62	94	74
Unvested shares from early option exercises	—	300	—
Restricted stock units	2,277	1,299	900
Note hedge warrants	20,250	20,250	20,250
2022 Notes	20,250	20,250	20,250
	63,925	62,648	62,041

An insignificant number of shares issuable under the Company’s employee stock purchase plan were excluded from the calculation of diluted weighted average shares outstanding because their effects would be anti-dilutive.

4. Business Combination

The Company closed the Lesinurad Transaction on June 2, 2016 (the “Acquisition Date”) with AstraZeneca pursuant to which the Company received an exclusive license to develop, manufacture and commercialize in the U.S. products containing lesinurad as an active ingredient, including ZURAMPIC (the “Products”).  Subject to the terms of the Lesinurad License, AstraZeneca was obligated to conduct certain development activities through September 30, 2017 on the Company’s behalf for which the Company was obligated to reimburse AstraZeneca. Pursuant to the Lesinurad License, during the three months ended September 30, 2017, the Company and AstraZeneca transitioned the obligation for post-marketing activities required by the FDA from AstraZeneca to the Company. These post-marketing requirements for lesinurad are estimated to be less than $100.0 million over up to ten years from the Acquisition Date. In connection with the Lesinurad License, the Company and AstraZeneca entered into a commercial supply agreement (the “Lesinurad CSA”), pursuant to which the Company relies exclusively on AstraZeneca for the commercial manufacture and supply of ZURAMPIC and DUZALLO, and the lesinurad transitional services agreement (“the Lesinurad TSA”), pursuant to which AstraZeneca provided certain support services, including development, regulatory and commercial services, to the Company for ZURAMPIC until such activities under the Lesinurad TSA are transferred to the Company. As of December 31, 2017, all activities under the Lesinurad TSA had been transferred to the Company. The Company may obtain production techniques from AstraZeneca via a manufacturing technology transfer available under the Lesinurad CSA upon provision of six-months’ notice. The Company is responsible for commercialization of the Products in the U.S., and any additional development of the Products for commercialization in the U.S.  In addition, under the terms of the Lesinurad License, the Company has the right of first negotiation and right of last refusal with AstraZeneca for the right to commercialize, develop and manufacture for commercialization in the U.S., products for the prevention or treatment of gout that include verinurad as at least one of its active ingredients.

The Company concluded that the Lesinurad Transaction included inputs and processes that have the ability to create outputs and accordingly accounted for the transaction as a business combination in accordance with ASC 805. As such, the assets acquired and liabilities assumed have been recorded at fair value, with the remaining purchase price recorded as goodwill.

The purchase price consisted of the up-front payment to AstraZeneca of $100.0 million, which was made in June 2016, and the fair value of contingent consideration of approximately $67.9 million. In addition to the up-front payment, the Company will also pay a tiered royalty to AstraZeneca in the single-digits as a percentage of net sales of the Products in the U.S., as well as commercial and other milestones of up to $165.0 million over the duration of the Lesinurad License. During the year ended December 31, 2017, the Company paid a $15.0 million milestone to AstraZeneca related to the approval of DUZALLO by the FDA.

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

The final allocation of the purchase price for the Lesinurad Transaction as of the Acquisition Date, including the contingent consideration, is summarized in the following tables (in thousands):

As of the Acquisition Date:
Cash portion of consideration	$100,000
Contingent consideration	67,885
Total purchase consideration	$167,885

As of the Acquisition Date:
Developed technology — ZURAMPIC	$22,000
IPR&D — DUZALLO	145,100
Goodwill	785
Net assets acquired	$167,885

The fair value of the IPR&D - DUZALLO was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 14.0% applied to the projected cash flows. The remaining cost of development for this asset was approximately $13.9 million as of the Acquisition Date.  In August 2017, DUZALLO was approved by the FDA for commercialization in the U.S. As a result, the Company reclassified the IPR&D – DUZALLO asset from indefinite-lived to finite-lived as development activities were completed. The amount allocated to the finite-lived intangible asset, developed technology – DUZALLO, totaled approximately $145.1 million. Developed technology - DUZALLO is being amortized on a straight-line basis to amortization of acquired intangible assets within the Company’s consolidated statement of operations over its estimated useful life of approximately 12 years, the period of estimated future cash flows, from the approval date. The Company believes that the straight-line method of amortization represents the pattern in which the economic benefits of the asset are consumed. As of December 31, 2017, the Company recognized accumulated amortization of approximately $4.5 million with respect to the developed technology – DUZALLO intangible asset.

The fair value of the developed technology - ZURAMPIC intangible asset was determined using a probability adjusted discounted cash flow approach, including assumptions of projected revenues, operating expenses and a discount rate of 12.5% applied to the projected cash flows.  The Company considers the developed technology - ZURAMPIC intangible asset acquired to be developed technology, as it was approved by the FDA for commercialization as of the Acquisition Date. The Company believes the assumptions are representative of those a market participant would use in estimating fair value. The developed technology - ZURAMPIC intangible asset is finite lived. The amount allocated to the developed technology - ZURAMPIC intangible asset is being amortized on a straight-line basis to amortization of acquired intangible assets within the Company’s consolidated statements of operations over its estimated useful life of approximately 13 years, the period of estimated future cash flows from the Acquisition Date. The Company believes that the straight-line method of amortization represents the pattern in which the economic benefits of the intangible asset are consumed. As of December 31, 2017, the Company recognized accumulated amortization of approximately $2.7 million with respect to the developed technology - ZURAMPIC intangible asset.

The estimated future amortization of developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets are expected to be as follows (in thousands):

As of December 31, 2017
2018	$13,905
2019	13,905
2020	13,905
2021	13,905
2022 and thereafter	104,285
Total	$159,905

The Company tests its goodwill for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate an impairment may have occurred (Note 2). As of December 31, 2017, there was no impairment of goodwill.

The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. In connection with each impairment assessment in which indicators of impairment have been identified, the Company compares the fair value of the asset or asset group as of the date of the assessment with the carrying value of the asset or asset group on the Company’s consolidated balance sheet. The value of the Company’s finite-lived intangible assets are based on the future expected net cash flows related to the Lesinurad Products, which include significant assumptions around future net sales and the respective investment to support these products. The Company believes that the following factors, among others, could trigger an impairment review: significant underperformance relative to historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, approval of competitive products, significant negative industry or economic trends, the Company’s ability to establish, maintain and/or expand the sales, marketing, distribution and market-access capabilities, or enter into and maintain agreements necessary for commercialization with payers and third-party providers on acceptable terms. The Company expects the data received in 2018 from the systematic exploration of a more comprehensive marketing mix in select test markets to inform the future investment in the lesinurad franchise. If the estimates and assumptions about these products change significantly, including with respect to their commercial performance, the finite-lived intangible assets may become impaired and the Company may be required to recognize a material write-down in the period in which the impairment occurs. As of December 31, 2017, there was no impairment of intangible assets.

The Company allocated the excess of the purchase price over the identifiable intangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets, expanding market share and operating synergies. All goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment human therapeutics.

As of December 31, 2017, the estimated fair value of the Company’s contingent consideration liability was approximately $31.3 million. This fair value measurement was based on significant inputs not observable in the market and thus represent Level 3 fair value measurements (Note 7).

5. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the year ended December 31, 2017, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Astellas for Japan and with Allergan for the Allergan License Territory. The Company also had agreements with Allergan to co-promote VIBERZI in the U.S. and to promote CANASA and DELZICOL in the U.S. The following table provides amounts included in the Company’s consolidated statements of operations as collaborative arrangements revenue and sale of API attributable to transactions from these arrangements (in thousands):

	Year Ended December 31,
Collaborative Arrangements Revenue	2017	2016	2015
Linaclotide Agreements:
Allergan (North America)	$260,210	$218,880	$134,335
Allergan (Europe and other)(1)	617	406	530
AstraZeneca (China, Hong Kong and Macau)	208	370	2,370
Astellas (Japan)	—	38,990	7,191
Co-Promotion and Other Agreements:
Exact Sciences (Cologuard) (2)	2,544	3,513	4,437
Allergan (VIBERZI)	1,535	1,764	177
Other	419	—	—
Total collaborative arrangements revenue	$265,533	$263,923	$149,040
Sale of API
Linaclotide Agreements:
Allergan (North America)	$—	$4,482	$—
Allergan (Europe and other)	—	3	10
Astellas (Japan)	29,682	5,440	505
Total sale of API	$29,682	$9,925	$515

(1)

In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. In January 2017, the Company and Allergan expanded the license to cover the Allergan License Territory. For the year ended December 31, 2016, collaborative arrangements revenue includes an insignificant amount of revenue from Almirall.

(2)	In August 2016, the Company terminated the Exact Sciences Co-Promotion Agreement for Cologuard. Under the terms of the agreement, the Company continued to receive royalty payments through July 2017.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At December 31, 2017, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 18). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue as earned.

As a result of the research and development cost‑sharing provisions of the linaclotide collaboration for North America, the Company recognized approximately $0.6 million in incremental research and development costs during the year ended December 31, 2017, and offset approximately $7.3 million, and approximately $16.9 million against research and development costs during the years ended December 31, 2016, and 2015, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred. In addition, in March 2015, the Company and Allergan agreed to share certain costs relating to the manufacturing of linaclotide API and certain other manufacturing activities for the North American territory. This arrangement resulted in net amounts received from

Allergan of approximately $4.3 million for costs incurred in prior periods, which were recorded by the Company as a reduction in research and development expenses during the year ended December 31, 2015.

The Company and Allergan began commercializing LINZESS in the U.S. in December 2012. The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S.; provided, however, that if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as set forth in the collaboration agreement for North America. During the years ended December 31, 2016 and 2015, these adjustments to the share of the net profits were reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-Promotion Agreement with Allergan for VIBERZI. Additionally, these adjustments to the share of the net profits are eliminated, in full, in 2018 and all subsequent years under the terms of the Company’s commercial agreement with Allergan entered into in January 2017 under which the Company promotes Allergan’s CANASA product and promoted its DELZICOL product as described below in Commercial Agreement with Allergan. Net profits or net losses consist of net sales of LINZESS to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. LINZESS net sales are calculated and recorded by Allergan and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. The Company records its share of the net profits or net losses from the sale of LINZESS on a net basis and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable.

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the years ended December 31, 2017, 2016 and 2015 as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$256,238	$217,726	$133,425
Royalty revenue	2,295	1,154	910
Other (1)	1,677	—	—
Total collaborative arrangements revenue	$260,210	$218,880	$134,335

(1)	Includes net profit share adjustments of approximately $1.7 million recorded during the year ended December 31, 2017 related to a change in estimated selling expenses previously recorded.

The collaborative arrangements revenue recognized in the years ended December 31, 2017, 2016 and 2015 primarily represents the Company’s share of the net profits on the sale of LINZESS in the U.S.

In addition, during the years ended December 31, 2017, 2016 and 2015, the Company recorded no revenue, approximately $4.5 million, and no revenue, respectively, related to the sale of API to Allergan under the terms of the linaclotide collaboration for North America.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)(2)	$256,238	$217,726	$133,425
Selling, general and administrative costs incurred by the Company(1)	(41,252)	(35,197)	(32,028)
The Company’s share of net profit	$214,986	$182,529	$101,397

(1)	Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost‑sharing arrangement with Allergan.
(2)

Certain of the unfavorable adjustments to the Company’s share of the LINZESS net profits were reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-Promotion Agreement with Allergan for VIBERZI.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico. In October 2015, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize CONSTELLA in Mexico to Allergan. CONSTELLA continues to be available to adult IBS-C patients in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized approximately $2.3 million, approximately $1.2 million, and approximately $0.9 million, in royalty revenues from Canada and Mexico during the years ended December 31, 2017, 2016, and 2015 respectively.

License Agreement with Allergan (All countries other than the countries and territories of North America, China, Hong Kong, Macau, and Japan)

In April 2009, the Company entered into a license agreement with Almirall (the “European License Agreement”) to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan. In accordance with the European License Agreement, the Company was required to participate on a joint development committee during linaclotide’s development period and is required to participate in a joint commercialization committee while linaclotide is commercially available.

Additionally, in October 2015, the Company and Allergan separately entered into an amendment to the European License Agreement relating to the development and commercialization of linaclotide in Europe. Pursuant to the terms of the amendment, (i) certain sales-based milestones payable to the Company under the European License Agreement were modified to increase the total milestone payments such that, when aggregated with certain commercial launch milestones, they could total up to $42.5 million, (ii) the royalties payable to the Company during the term of the European License Agreement were modified such that the royalties based on sales volume in Europe begin in the mid-single digit percent and escalate to the upper-teens percent by calendar year 2019, and (iii) Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from the Company, as well as the associated costs. The Company concluded that the 2015 amendment to the European License Agreement was not a modification to the linaclotide collaboration agreement with Allergan for North America.

The commercial launch and sales based milestones under the European License Agreement are recognized as revenue as earned. The Company records royalties on sales of CONSTELLA in the period earned. The Company recognized approximately $0.6 million, approximately $0.4 million and approximately $0.5 million in royalty revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company concluded that the 2017 amendment was a material modification to the European License Agreement; however, this modification did not have a material impact on the Company's consolidated financial statements as there was no deferred revenue associated with the European License Agreement. The Company also concluded that the 2017 amendment to the European License Agreement was not a material modification to the linaclotide collaboration agreement with Allergan for North America. The Company’s conclusions on deliverables under ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”) are described below in Commercial Agreement with Allergan.

License Agreement for Japan with Astellas

In November 2009, the Company entered into a license agreement with Astellas, as amended, to develop and commercialize linaclotide for the treatment of IBS‑C, CIC and other GI conditions in Japan. Astellas is responsible for all activities relating to development, regulatory approval and commercialization in Japan as well as funding the associated costs and the Company is required to participate on a joint development committee over linaclotide’s development period. During the year ended December 31, 2017, the Company and Astellas entered into a commercial API supply agreement (the “Astellas Commercial Supply Agreement”). Pursuant to the Astellas Commercial Supply Agreement, the Company sells linaclotide API supply to Astellas at a contractually defined rate and recognizes related revenue as sale of API in accordance with ASC 605. Under the license agreement, the Company receives royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions.

In 2009, Astellas paid the Company a non‑refundable, up‑front licensing fee of $30.0 million, which was recognized as collaborative arrangements revenue on a straight‑line basis over the Company’s estimate of the period over which linaclotide was developed under the license agreement. The development period was completed in December 2016 upon approval of LINZESS by the Japanese Ministry of Health, Labor and Welfare at which point all previously deferred revenue under the agreement was recognized. During the year ended December 31, 2016, the Company recognized approximately $6.3 million of revenue related to the up-front licensing fee. During the year ended December 31, 2015, the Company recognized approximately $5.1 million of revenue related to the up-front licensing fee.

The agreement also includes three development milestone payments that totaled up to $45.0 million, all of which were achieved and recognized as revenue through December 31, 2016. The first milestone payment, consisting of $15.0 million upon enrollment of the first study subject in a Phase III study for linaclotide in Japan, was achieved in November 2014. The second milestone payment, consisting of $15.0 million upon filing of a New Drug Application (“NDA”) for linaclotide with the Japanese Ministry of Health, Labor and Welfare, was achieved in February 2016. The third development milestone payment consisting of $15.0 million upon approval of an NDA by the Japanese Ministry of Health, Labor and Welfare to market linaclotide in Japan was achieved in December 2016.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized no revenue, approximately $39.0 million, and approximately $7.2 million, respectively, in collaborative arrangements revenue from the Astellas license agreement.

The royalty on sales of LINZESS in Japan during the year ended December 31, 2017 relating to the quarters did not exceed the transfer price of API sold and other contractual deductions during the periods. During the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $29.7 million, approximately $5.4 million, and approximately $0.5 million, respectively, from the sale of API to Astellas under the license agreement and the Astellas Commercial Supply Agreement.

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

The Company allocated the Arrangement Consideration to the non-contingent deliverables based on management’s best estimated selling price (“BESP”) of each deliverable using the relative selling price method, as the Company did not have vendor-specific objective evidence or third-party evidence of selling price for such deliverables. Of the total Arrangement Consideration, approximately $29.7 million was allocated to the License Deliverable, approximately $1.8 million to the R&D Services, approximately $0.1 million to the JDC services, approximately $0.3 million to the clinical trial material supply services, and approximately $2.1 million to the Co-Promotion Deliverable in the relative selling price model.

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

The Company completed its obligations related to the License Deliverable upon execution of the AstraZeneca Agreements; however, the revenue recognized in the statement of operations was limited to the non-contingent portion of the License Deliverable consideration in accordance with ASC 605-25. During the years ended December 31, 2016 and 2015, the Company recognized approximately $0.4 million and approximately $2.2 million, respectively, in collaborative arrangements revenue related to the License Deliverable in connection with the modification to the IDP and development budget in August 2014, as such this portion of the Arrangement Consideration was no longer contingent. All amounts allocated to the license deliverable have been recognized as revenue as of December 31, 2016.

The Company also performs R&D Services and JDC services, and supplies clinical trial materials during the estimated development period. All Arrangement Consideration allocated to such services is being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred. As a result of the cost‑sharing arrangements under the collaboration, the Company recognized approximately $0.3 million in incremental research and development costs during the year ended December 31, 2017, and recognized an insignificant reduction in incremental research and development costs during the year ended December 31, 2016. During the year ended December 31, 2015, the Company recognized approximately $0.7 million in incremental research and development costs.

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

In March 2017, the Company began providing supply of linaclotide drug product and certain commercialization-related services pursuant to the AstraZeneca Collaboration Agreement. During the year ended December 31, 2017, the Company recognized approximately $0.2 million as collaborative arrangements revenue related to linaclotide drug product, as this deliverable was no longer contingent.

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

Activities under the Exact Sciences Co-Promotion Agreement were evaluated in accordance with ASC 605-25, to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the Exact Sciences Co-Promotion Agreement through July 31, 2016: (i) second position sales detailing, (ii) promotional support services, and (iii) medical education services. Each of the deliverables was deemed to have standalone value based on their nature and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. The Company determined that the BESP for each of the three deliverables approximated the value allocated to the deliverables under the agreement. The revenue related to each deliverable was recognized as collaborative arrangements revenue in the Company’s consolidated statement of operations, in accordance with ASC 605-25, during the period earned through July 2017. During the years ended December 31, 2017, 2016 and 2016, the Company recognized approximately $2.5 million, approximately $3.5 million and approximately $4.4 million as collaborative arrangements revenue related to this arrangement.

Co-Promotion Agreement with Allergan for VIBERZI

In August 2015, the Company and Allergan entered into an agreement for the co-promotion of VIBERZI in the U.S., Allergan’s treatment for adults suffering from IBS-D (the “VIBERZI Co-Promotion Agreement”). Under the terms of the VIBERZI Co-Promotion Agreement, the Company’s clinical sales specialists detailed VIBERZI to the same health care practitioners to whom they detail LINZESS. Allergan was responsible for all costs and activities relating to the commercialization of VIBERZI outside of the co-promotion. The Company’s promotional efforts under the non-exclusive co-promotion began when VIBERZI became commercially available in December 2015. The VIBERZI Co-Promotion Agreement was effective through December 31, 2017.

The Company provided the minimum number of VIBERZI calls on physicians pursuant to the VIBERZI Co-Promotion Agreement, and was compensated with the elimination of certain of the unfavorable adjustments to the Company’s share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America for the years ending December 31, 2015, 2016 and 2017. The Company was reimbursed for medical education services and did not achieve any milestone payments under this agreement.

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

Under the linaclotide collaboration agreement for North America with Allergan, if either party provides fewer calls on physicians in a particular year than it is contractually required to provide, such party’s share of the net profits will be adjusted as set forth in the agreement; however, certain of these adjustments to the share of the net profits have been eliminated in connection with the co-promotion activities under the VIBERZI Co-Promotion Agreement through December 31, 2017. In connection with these co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $11.0 million, approximately $5.3 million, and approximately $2.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015 the Company also recognized approximately $1.5 million, approximately $1.8 million and approximately $0.2 million in revenue related to the VIBERZI Co-Promotion Agreement for the performance of medical education services.

In December 2017, the Company and Allergan entered into an amendment to the commercial agreement with Allergan, as described below, to include the VIBERZI promotional activities through December 31, 2018.

Commercial Agreement with Allergan

In January 2017, concurrently with entering into the amendment to the European License Agreement, the Company and Allergan entered into an agreement under which the adjustments to the Company’s or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America relating to the contractually required calls on physicians in each year are eliminated, in full, in 2018 and all subsequent years (the “Commercial Agreement”). Pursuant to the Commercial Agreement, Allergan also appointed the Company, on a non-exclusive basis, to promote CANASA, approved for the treatment of ulcerative proctitis, and DELZICOL, approved for the treatment of ulcerative colitis, in the U.S. for approximately two years through February 2019. Under the terms of the Commercial Agreement, the Company is obligated to perform third position sales details and offer samples of such products to gastroenterology prescribers who are on the then-current call panel for LINZESS to which the Company provides first or second position details. The Company purchases samples of CANASA and DELZICOL from Allergan at the actual manufacturing cost. On a product-by-product basis, Allergan pays the Company a royalty in the mid-teens on incremental sales of CANASA and DELZICOL above a mutually agreed upon sales baseline. The Company records royalties on sales of these products in the period earned. In December 2017, the Company and Allergan entered into an amendment to the Commercial Agreement with Allergan, as described above, to include and extend the VIBERZI promotional activities through December 31, 2018 and discontinue the promotion of DELZICOL effective January 1, 2018. Accordingly, promotional activities for DELZICOL terminated on December 31, 2017 and, subject to the Company’s or Allergan’s rights of early termination, the promotional activities for CANASA will terminate on February 26, 2019. The share adjustment relief will, in the case of Allergan’s termination for convenience and certain other specified circumstances, survive termination of the commercial agreement. The Company concluded that the commercial agreement with Allergan, as amended, was not a material modification to the linaclotide collaboration agreement with Allergan for North America. Under the terms of the amended Commercial Agreement with Allergan, the Company’s clinical sales specialists will continue detailing VIBERZI in the second position to the same health care practitioners to whom they detail LINZESS in the first position and provide certain medical education services. The Company has the potential to achieve milestone payments of up to $7.5 million based on the net sales of VIBERZI during 2018, and will be compensated approximately $3.0 million over the term of the agreement for its medical education initiatives.

Activities under the Commercial Agreement with Allergan and the Allergan License Agreement were evaluated in accordance with ASC 605-25, as the agreements were entered into concurrently, to determine if they represented a multiple element revenue arrangement. The amendment to the Commercial Agreement is effective as of January 1, 2018.

The Company identified the following deliverables:

•an exclusive license to develop and commercialize linaclotide in the Allergan License Territory, and

•sales detailing services for CANASA and DELZICOL.

The exclusive license for the Allergan License Territory is nontransferable and has certain sublicense restrictions. The Company determined that Allergan had the internal product development and commercialization capabilities that would enable Allergan to use the license for its intended purposes without the involvement of the Company and, therefore, the license had standalone value. The deliverable for the sales detailing services for CANASA and DELZICOL was deemed to have standalone value based on the nature of the services, and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. There was no allocable arrangement consideration at the inception of the arrangement, as the consideration is in the form of royalties and the elimination of a contingent liability. During the year ended December 31, 2017, the Company did not recognize royalty revenue related to the Commercial Agreement with Allergan to promote CANASA and DELZICOL.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which, approximately $2.5 million had been paid as of December 31, 2017, and $18.0 million for regulatory milestones, none of which had been paid as of December 31, 2017. In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales‑based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. The Company did not record any research and development expense associated with the Company’s other collaboration and license agreements during the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, the Company incurred an insignificant amount in research and development expense associated with the Company’s other collaboration and license agreements.

6. Product Revenue

             The Company began commercializing ZURAMPIC in October 2016 and DUZALLO in October 2017 in the U.S. During the three months ended December 31, 2017, the Company determined that it was able to reliably make certain estimates, including returns, necessary to recognize product revenue upon shipment to Distributors in accordance with ASC 605. As a result, the Company began recording net product revenue for the Lesinurad Products using a sell-in revenue recognition model. Accordingly, the Company recorded a cumulative adjustment of approximately $0.9 million to net product revenue and an insignificant amount to cost of revenues as a result of the transition to the sell-in revenue recognition model. During the years ended December 31, 2017 and 2016, the Company recognized approximately $3.1 million and an insignificant amount, respectively, of revenue related to product sales of the Lesinurad Products in the U.S.

7. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2017 and 2016 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

The Company’s investment portfolio includes fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company also invests in certain reverse repurchase agreements which are collateralized by deposits in the form of Government Securities and Obligations for an amount not less than 102% of their value. The Company does not record an asset or liability for the collateral as the company is not permitted to sell or re-pledge the collateral. The collateral has at least the prevailing credit rating of US Government Treasuries and Agencies. The Company utilizes a third party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$44,311	$44,311	$—	$—
U.S. Treasury securities	11,991	11,991	—	—
Repurchase agreements	70,000	70,000	—	—
Available-for-sale securities:
U.S. Treasury securities	64,343	64,343	—	—
U.S. government-sponsored securities	31,336	—	31,336	—
Convertible Note Hedges	108,188	—	—	108,188
Total assets measured at fair value	$330,169	$190,645	$31,336	$108,188
Liabilities:
Note Hedge Warrants	$92,188	$—	$—	$92,188
Contingent Consideration	31,258	—	—	31,258
Total liabilities measured at fair value	$123,446	$—	$—	$123,446

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$32,486	$32,486	$—	$—
Available-for-sale securities:
U.S. Treasury securities	115,021	115,021	—	—
U.S. government-sponsored securities	136,191	—	136,191	—
Convertible Note Hedges	132,521	—	—	132,521
Total assets measured at fair value	$416,219	$147,507	$136,191	$132,521
Liabilities:
Note Hedge Warrants	$113,237	$—	$—	$113,237
Contingent Consideration	77,660	—	—	77,660
Total liabilities measured at fair value	$190,897	$—	$—	$190,897

There were no transfers between fair value measurement levels during the years ended December 31, 2017 or 2016.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at December 31, 2017 and 2016 are carried at amounts that approximate fair value due to their short-term maturities.

The non‑current portion of the capital lease obligations at December 31, 2017 and 2016 approximates fair value as it bears interest at a rate approximating a market interest rate.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of December 31, 2017 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the volatility of the Company’s Class A common stock. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of December 31, 2017 and 2016:

	2017		2016
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	2.1%	2.2%	2.0%	2.1%
Time to maturity	4.5	5.0	5.5	6.0
Stock price (2)	$14.99	$14.99	$15.29	$15.29
Strike price (3)	$16.58	$21.50	$16.58	$21.50
Common stock volatility (4)	44.1%	44.1%	47.4%	45.8%
Dividend yield	—%	—%	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants
(2)	The closing price of the Company’s Class A common stock on the last trading day of the year ended December 31, 2017 and December 31, 2016, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Selected volatility based on historical volatility of the Company’s Class A common stock.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company's consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company's consolidated statements of cash flows.

The following table reflects the change in the Company's Level 3 convertible note derivatives from December 31, 2015 through December 31, 2017 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2015	$86,466	$(75,328)
Change in fair value, recorded as a component of gain (loss) on derivatives	46,055	(37,909)
Balance at December 31, 2016	$132,521	$(113,237)
Change in fair value, recorded as a component of gain (loss) on derivatives	(24,333)	21,049
Balance at December 31, 2017	$108,188	$(92,188)

Contingent Consideration

In connection with the Lesinurad Transaction, the Company recorded a liability of $67.9 million as of the Acquisition Date. This valuation was based on a Monte-Carlo simulation, which includes significant estimates related to probability weighted net cash outflow projections, primarily comprised of estimated future royalty and milestone payments to AstraZeneca, discounted using a yield curve equivalent to the Company’s credit risk, which was the estimated cost of debt financing for market participants. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to the Company’s credit risk, which is based on the estimated cost of debt for market participants. This estimate represents the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca. Changes to these inputs are re-evaluated each reporting period and could materially affect the valuation of the contingent consideration. The estimated fair value of contingent consideration was approximately $31.3 million as of December 31, 2017.

The following table reflects the change in the Company’s Level 3 contingent consideration payable from December 31, 2015 through December 31, 2017 (in thousands):

Contingent
Consideration
Fair Value at December 31, 2015	$—
Additions (1)	67,885
Changes in fair value	9,831
Payments/transfers to accrued expenses and other current liabilities	(56)
Fair Value at December 31, 2016	77,660
Changes in fair value (2)	(31,310)
Payments/transfers to accrued expenses and other current liabilities (3)	(15,092)
Fair value at December 31, 2017	$31,258
(1)	Includes approximately $19.8 million in measurement period adjustments to the Acquisition Date fair value recorded during the year ended December 31, 2016.
(2)

During the year ended December 31, 2017, the Company decreased its Lesinurad Products revenue projection. Accordingly, the expected estimated future royalty and milestone payments to AstraZeneca decreased, resulting in an approximately $31.3 million decrease to the contingent consideration liability.

(3)	Includes $15.0 million in milestone payment related to the FDA approval of DUZALLO.

11% PhaRMA Notes

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of the PhaRMA Notes. The outstanding principal balance of the PhaRMA Notes was redeemed in January 2017. The estimated fair value of the PhaRMA Notes was approximately $134.9 million as of December 31, 2016 and was determined using Level 3 inputs, including a quoted rate.

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 12). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes as of December 31, 2017 and 2016 was approximately $392.8 million and approximately $384.2 million, respectively.

8.375% Notes Due 2026

In September 2016, the Company closed a direct private placement pursuant to which the Company issued $150.0 million in aggregate principal amount of the 2026 Notes in January 2017. The estimated fair value of the 2026 Notes was approximately $152.5 million as of December 31, 2017. This valuation was calculated using a discounted cash flow estimate of expected interest and principal payments and was determined using Level 3 inputs, including significant estimates related to expected LINZESS sales and a discount rate equivalent to market participant interest rates.

8. Available‑for‑Sale Securities

The following tables summarize the available‑for‑sale securities held at December 31, 2017 and 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
U.S. Treasury securities	$64,378	$—	$(35)	$64,343
U.S. government-sponsored securities	31,384	—	(47)	31,337
Total	$95,762	$—	$(82)	$95,680

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
U.S. Treasury securities	$115,026	$6	$(11)	$115,021
U.S. government-sponsored securities	136,193	10	(12)	136,191
Total	$251,219	$16	$(23)	$251,212

The contractual maturities of all securities held at December 31, 2017 are one year or less. There were 29 and 34 available‑for‑sale securities in an unrealized loss position at December 31, 2017 and 2016, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at December 31, 2017 and 2016 was approximately $95.7 million and approximately $111.3 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at December 31, 2017.

There were no sales of available-for-sale securities during the years ended December 31, 2017, 2016 and 2015. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income were not material to the Company’s consolidated results of operations.

9. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2017	2016
Raw Materials	$—	$1,010
Work in Progress	—	71
Finished Goods	735	—
	$735	$1,081

The Company’s inventory represents linaclotide API and drug product and Lesinurad Products finished goods that are available for commercial sale. The Company evaluates inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired is written down with a corresponding charge to the statement of operations in the period that the impairment is first identified.

The Company has entered into multiple commercial supply agreements for the purchase of linaclotide API. Two of the Company’s linaclotide API supply agreements for supplying API to its collaboration and license partners outside of North America contain minimum purchase commitments (Note 13). Prior to October 2015, the Company was

also responsible for the manufacturing of linaclotide API for Europe. As part of the Company's net realizable value assessment of its inventory, the Company assesses whether it has any excess non-cancelable purchase commitments resulting from its minimum supply agreements with its suppliers of linaclotide API. The Company relies exclusively on AstraZeneca for the commercial manufacture and supply of ZURAMPIC and DUZALLO under the Lesinurad CSA.

The determination of the net realizable value of inventory and non-cancelable purchase commitments for the commitments with the Company’s suppliers of linaclotide is based on demand forecasts from the Company's partners, that are received quarterly, to project the next 24 months of demand and the Company’s internal forecast for projected demand in subsequent years. During the three months ended June 30, 2015, Almirall, the Company’s former European partner, reduced its forecasted purchases of linaclotide API for its territory for the subsequent 18 months. In addition, regulatory changes made by the CFDA to the marketing approval process in China resulted in a potentially lengthened approval timeline for the commercialization of linaclotide. The reduced demand from Almirall and the potential extended timeline for commercialization of linaclotide in China resulted in lower projected sales of linaclotide API to the Company’s partners in Europe and China. As a result, during the three months ended June 30, 2015, the Company wrote-down the balance of its linaclotide API inventory of approximately $5.0 million to zero and accrued approximately $3.2 million for excess non-cancelable inventory purchase commitments.

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

The write-downs of inventory to net realizable value and the loss on non-cancelable inventory purchase commitments are recorded as a separate line item in the Company's consolidated statement of operations. As of December 31, 2017 and 2016, the accrual for excess linaclotide purchase commitments is recorded as approximately $3.4 million and approximately $2.5 million in accrued expenses and approximately $5.1 and approximately $7.6 million in other liabilities, respectively, in the Company's consolidated balance sheet.

During the Lesinurad TSA period, title for ZURAMPIC commercial supply and samples did not pass to the Company. Accordingly, the Company recorded purchases of ZURAMPIC commercial supply and samples from AstraZeneca as prepaid assets until they were sold or used. Purchases of DUZALLO commercial supply and samples were not within the scope of the Lesinurad TSA. As of October 1, 2017, in connection with the expiration of the Lesinurad TSA, the Company was no longer operating under this agreement for the warehousing and distribution of commercial supply and samples of ZURAMPIC. During the years ended December 31, 2017 and 2016, the Company wrote down an insignificant amount and approximately $0.4 million, respectively, of prepaid ZURAMPIC commercial supply as a result of revised demand forecasts. Additionally, during the year ended December 31, 2017, the Company recorded an expense of approximately $0.2 million for excess non-cancelable ZURAMPIC commercial supply purchase commitments, pursuant to the Company’s forecasts, as a result of a reduction in near-term forecasted demand. These write-downs were recorded in write-downs of inventory to net realizable value and the loss on non-cancelable inventory purchase commitments in the Company's consolidated statement of operations. Further, during the year ended December 31, 2017, the Company wrote-down approximately $0.4 million of prepaid ZURAMPIC sample supply as a result of revised demand forecasts. Additionally, during the year end December 31, 2017, the Company recorded an expense of approximately $1.3 million for excess non-cancelable ZURAMPIC sample supply purchase commitments, pursuant to the Company’s forecasts, as a result of a reduction in near-term forecasted demand. These write-downs were recorded in selling, general and administrative expenses in the Company's consolidated statement of operations.

As of December 31, 2017, the Company has evaluated all remaining minimum purchase commitments under its linaclotide API and lesinurad supply agreements and concluded that the commitments are realizable based on the current forecasts received from the Company’s partners in these territories and the Company’s internal forecasts (Note 13).

10. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Manufacturing equipment	$3,748	$3,748
Laboratory equipment	17,088	15,021
Computer and office equipment	2,835	2,553
Furniture and fixtures	2,318	2,078
Software	13,872	12,945
Construction in process	678	814
Leased vehicles	7,871	7,058
Leasehold improvements	38,084	38,513
	86,494	82,730
Less accumulated depreciation and amortization	(69,220)	(62,218)
	$17,274	$20,512

As of December 31, 2017 and 2016, substantially all of the Company’s manufacturing equipment was located in the United Kingdom at one of the Company’s contract manufacturers.  All other property and equipment were located in the U.S. for the periods presented.

The Company has entered into capital leases for certain computers, vehicles and office equipment (Note 13). As of December 31, 2017 and 2016, the Company had approximately $8.6 million and approximately $7.8 million of assets under capital leases with accumulated amortization balances of approximately $4.6 million and approximately $1.6 million, respectively.

Depreciation and amortization expense of property and equipment, including amounts recorded under capital leases, was approximately $8.4 million, approximately $10.3 million, and approximately $11.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, the Company recorded an expense of approximately $0.6 million related to a loss on disposal of assets.

11. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Salaries	$4,566	$4,420
Accrued vacation	4,672	4,007
Accrued incentive compensation	13,403	15,680
Other employee benefits	1,305	4,562
Professional fees	1,261	1,213
Accrued interest	873	971
Repurchasable Stock	—	882
Other	12,157	6,566
	$38,237	$38,301

As of December 31, 2017, other accrued expenses of approximately $12.2 million includes approximately $3.4 million related to linaclotide excess purchase commitments, of which approximately $2.5 million relates to 2018 commitments, approximately $1.3 million related to excess non-cancelable ZURAMPIC sample purchase commitments, and approximately $0.2 million related to ZURAMPIC finished goods inventory. As of December 31, 2016, other accrued expenses of approximately $6.6 million includes approximately $2.8 million related to expenses incurred under the Lesinurad transitional services agreements.

12. Notes Payable

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

The 2026 Notes are secured by a security interest in a segregated bank account established to receive the required quarterly payments as well as certain limited accounts receivables, payment intangibles or other rights to payment or proceeds, in each case, up to the 8.375% Synthetic Royalty Amount or estimated equivalent thereto, as applicable.  Up to the amount of the required quarterly payments under the 2026 Notes, Allergan deposits its quarterly profit (loss) sharing payments due to the Company related to net sales of linaclotide in the U.S. pursuant to the collaboration agreement for North America, if any, into the segregated bank account. If the funds deposited by Allergan into the segregated bank account are insufficient to make a required payment of interest or principal on a particular 8.375% Payment Date, the Company is obligated to deposit such shortfall out of the Company’s general funds into the segregated bank account.

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

The Company's outstanding Convertible Note balances as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
Liability component:	2017	2016
Principal	$335,699	$335,699
Less: unamortized debt discount	(80,530)	(94,675)
Less: unamortized debt issuance costs	(5,976)	(6,781)
Net carrying amount	$249,193	$234,243
Equity component	$114,199	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through December 31,

2017 was 9.34%. The following table sets forth total interest expense recognized related to the 2022 Notes during the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Contractual interest expense	$7,553	$7,553	$4,069
Amortization of debt issuance costs	806	661	305
Amortization of debt discount	14,145	12,961	6,563
Total interest expense	$22,504	$21,175	$10,937

Future minimum payments under the 2022 Notes as of December 31, 2017, are as follows (in thousands):

2018	$7,553
2019	7,553
2020	7,553
2021	7,553
2022	339,477
Total future minimum payments under the 2022 Notes	369,689
Less: amounts representing interest	(33,990)
Less: unamortized debt discount	(80,530)
Less: unamortized debt issuance costs	(5,976)
Convertible senior notes balance	$249,193

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

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Notes. Holders of the 2022 Notes and the Note Hedge Warrants do not have any rights with respect to the Convertible Note Hedges. The Company paid approximately $91.9 million for the Convertible Note Hedges and recorded this amount as a long-term asset on the consolidated balance sheet. The Company received approximately $70.8 million for the Note Hedge Warrants and recorded this amount as a long-term liability, resulting in a net cost to the Company of approximately $21.1 million. The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC 815 (Note 7).

11% PhaRMA Notes due 2024

In January 2013, the Company closed a private placement of $175.0 million in aggregate principal amount of notes due on or before June 15, 2024. The PhaRMA Notes were redeemed at par on the 2026 Notes’ Funding Date, January 5, 2017 resulting in a loss on extinguishment of debt related to the write-off of the remaining PhaRMA Notes unamortized debt issuance costs of approximately $2.0 million.

13. Commitments and Contingencies

Lease Commitments

The Company rents office and laboratory space at its corporate headquarters at 301 Binney Street, Cambridge, Massachusetts (the “Facility”) under a non-cancelable operating lease, entered into in January 2007, as amended (“2007 Lease Agreement”).

In March 2017, the Company and BMR-Rogers Street LLC (the “Landlord”) entered into an additional amendment (the “2017 Amendment”) to the 2007 Lease Agreement. The 2017 Amendment extends the term of the 2007 Lease Agreement through January 31, 2025 for the approximately 223,000 square feet of the Facility that the Company currently occupies. The 2017 Amendment also provides that the Landlord resume possession of the approximately 93,000 square feet of additional space in the Facility that the Company previously subleased to a third party in 2014. The 2007 Lease Agreement, as amended by the 2017 Amendment, contains various provisions including an option to extend the term of the lease for an additional five years at a market base rental rate, a 3% annual rent escalation, and in certain cases, free rent periods. The rent expense, inclusive of the escalating rent payments and free rent periods, is recognized on a straight line basis over the lease term through January 2025. Additionally, the 2017 Amendment reduced the required letter of credit to secure the Company’s obligations under the lease agreement to approximately $6.4 million, which is recorded as restricted cash.

During 2014, the Company entered into an agreement, with the Landlord’s consent, to sublease a portion of its corporate headquarters that it did not intend to use for its operation. In connection with the sublease, as well as a rent escalation tied to the Consumer Price Index and fair market rent pursuant to the terms of the 2007 Lease Agreement, the Company had previously recorded losses related to its obligations to the Landlord associated with the sublet space, net of sublease income in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations”. Pursuant to the 2017 Amendment, the Landlord resumed possession of the space that the Company previously subleased to a third party, and the Company is no longer obligated for the sublease associated with this space. The provisions of the 2007 Lease Agreement governing the space which was previously subleased were terminated and as such, the Company revised its accounting estimates associated with its rent expense and sublease income. Upon the relief of these future liabilities, the Company recorded a gain on the extinguishment of sublease loss of approximately $1.6 million during the three months ended March 31, 2017. The change in accounting estimate associated with rent expense was recognized on a prospective, straight-line basis through May 2017. Rent expenses related to the 2007 Lease Agreement and the 2017 Amendment, net of sublease income, recorded during the years ended December 31, 2017, 2016 and 2015 were approximately $14.7 million, approximately $11.6 million and approximately $6.3 million, respectively.

In November 2015, the Company entered into 12-month capital leases (the “2015 Vehicle Leases”) for certain vehicles within its vehicle fleet for its field-based sales force and medical science liaisons. The 2015 Vehicle Leases expire at varying times through December 2017 with an automatic one-month renewal provision. In accordance with the terms of the 2015 Vehicle Leases, the Company maintains a letter of credit securing its obligations under the lease agreements of approximately $0.6 million, which is recorded as restricted cash. At December 31, 2017, the weighted average interest rate on the outstanding 2015 Vehicle Lease obligations was approximately 3.3%.

The Company has also entered into capital leases for certain computer and office equipment. These capital leases expire in April 2018. At December 31, 2017, the weighted average interest rate on the outstanding capital lease obligations was approximately 14.5%.

At December 31, 2017, future minimum lease payments under all non‑cancelable lease arrangements were as follows (in thousands):

	Operating	Capital
	Lease	Lease
	Payments	Payments
2018	$17,059	$4,084
2019	17,791	—
2020	18,326	—
2021	18,877	—
2022 and thereafter	61,310	—
Total future minimum lease payments	$133,363	$4,084
Less: amounts representing interest		(7)
Capital lease obligations at December 31, 2017		4,077
Less: current portion of capital lease obligations		(4,077)
Capital lease obligations, net of current portion		$—

Commercial Supply Commitments

The Company has entered into multiple supply agreements for the purchase of linaclotide finished drug product and API. Two of the Company’s API supply agreements for supplying API to its collaboration partners outside of North America contain minimum purchase commitments. In July 2015 and August 2015, the Company entered into amendments to its agreements with two of its suppliers of linaclotide API. One amendment reduced the Company's non-cancelable purchase commitments and the other increased the Company's non-cancelable purchase commitments, but extended the timeframe over which the Company must purchase the API. The amended contracts include remaining total non-cancelable commercial supply purchase obligations of approximately $25.4 million through 2023.

As of December 31, 2017, the Company had approximately $3.4 million recorded as an accrual for excess purchases commitments, of which approximately $2.5 million relates to the 2018 commitment, and approximately $5.1 million recorded as other liabilities related to linaclotide API supply (Note 9). The next payment of approximately $2.5 million related to these accrued excess purchase commitments is in 2018, and is reflected as an other current liability in the Company’s consolidated balance sheet. The remaining payments under these accrued excess purchase commitments are approximately $2.5 million in each of the years 2019 and 2020.  Such payments are recorded as other liabilities in the Company’s consolidated balance sheet. As of December 31, 2017, the Company's unrecognized minimum purchase requirements and other firm commitments related to the supply contracts associated with the territories not covered by the partnerships with Allergan for North America were as follows (in thousands):

2018	$2,322
2019	3,096
2020	3,096
2021	3,096
2022	3,096
Thereafter	3,096
Total unrecognized minimum purchase requirements	$17,802

In addition, the Company and Allergan are jointly obligated to make minimum purchases of linaclotide API for the territories covered by the Company's collaboration with Allergan for North America. Currently, Allergan fulfills all such minimum purchase commitments and, as a result, they are excluded from the amounts above. As of December 31, 2017, the Company has evaluated all remaining minimum purchase commitments under its linaclotide API supply agreements and has concluded that the remaining purchase commitments are realizable based on the current forecasts received from certain of the Company’s partners and the Company’s internal forecasts.

The Lesinurad CSA with AstraZeneca provides for commercial supply and samples of ZURAMPIC and DUZALLO.  The Lesinurad CSA includes minimum purchase obligations based on the Company’s forecasted demand for ZURAMPIC and DUZALLO commercial product and samples. As of December 31, 2017, the Company had approximately $5.6 million of such commitments related to ZURAMPIC and DUZALLO commercial supply and samples for 2018, and none thereafter.

As of December 31, 2017, the Company has evaluated all remaining non-cancelable purchase commitments under the Lesinurad CSA and concluded that its non-cancelable purchase commitments are realizable based on the Company’s forecasted demand.

Commitments Related to the Collaboration and License Agreements

Under the collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, respectively, the Company shares all development and commercialization costs related to linaclotide in the U.S. with Allergan and for China, Hong Kong and Macau with AstraZeneca, respectively. The actual amounts that the Company pays its partners or that partners pay to the Company will depend on numerous factors outside of the Company’s control, including the success of certain clinical development efforts with respect to linaclotide, the content and timing of decisions made by the regulators, the reimbursement and competitive landscape around linaclotide and the Company’s other product candidates, and other factors.

Under the Lesinurad License, the Company is responsible for the development and commercialization of lesinurad in the U.S. Pursuant to the terms of the Lesinurad License, the Company will pay a tiered royalty to AstraZeneca in the single-digits as a percentage of net sales of ZURAMPIC and DUZALLO, in the U.S., as well as commercial and other milestones of up to $165.0 million over the duration of the agreement, of which a $15.0 million milestone payment was made during 2017 related to the FDA approval of DUZALLO.

In addition, the Company has commitments to make potential future milestone payments to third parties under certain of its license and collaboration arrangements. These milestones primarily relate to the initiation and results of clinical trials, obtaining regulatory approval in various jurisdictions and the future commercial success of development programs, the outcome and timing of which are difficult to predict and subject to significant uncertainty. In addition to the milestones discussed above, the Company is obligated to pay royalties on future sales, which are contingent on generating levels of sales of future products that have not been achieved and may never be achieved.

These agreements are more fully described in Note 4, Business Combinations and Note 5, Collaboration, License, Co-promotion and Other Commercial Agreements, to these consolidated financial statements.

Other Funding Commitments

As of December 31, 2017, the Company has several on‑going studies in various clinical trial stages. The Company’s most significant clinical trial expenditures are to contract research organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2017 and 2016.

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

The Company and Allergan have received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications (“ANDAs”), submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), proposed generic versions of LINZESS. In January 2018, the Company and Allergan entered into a settlement agreement with one such generic manufacturer, Sun Pharma Global FZE, together with its affiliates (“Sun”). Pursuant to the terms of the settlement, the Company and Allergan will grant Sun a license to market a generic version of LINZESS in the United States beginning on February 1, 2031 (subject to FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur. For additional information relating to such ANDAs and any resolution of related litigation, see Item 3, Legal Proceedings, elsewhere in this Annual Report on Form 10-K.  The Company is unable to estimate the outcome of the litigation at this time.

14. Stockholders’ Equity

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

The Company has reserved, out of its authorized but unissued shares of Class A Common Stock, sufficient shares to affect the conversion of the 2022 Notes and the Note Hedge Warrants, pursuant to the terms thereof (Note 12).

15. Stock Benefit Plans

The following table summarizes the expense recognized for share‑based compensation arrangements in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Employee stock options	$21,261	$21,412	$20,668
Restricted stock units	8,631	4,023	1,536
Restricted stock awards	2,441	2,325	2,408
Non-employee stock options	301	529	—
Employee stock purchase plan	1,172	910	833
Stock award	14	20	24
	$33,820	$29,219	$25,469

Share‑based compensation is reflected in the consolidated statements of operations as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$12,768	$11,344	$10,065
Selling, general and administrative	21,052	17,875	15,404
	$33,820	$29,219	$25,469

Stock Benefit Plans

The Company has two share‑based compensation plans pursuant to which awards are currently being made: the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Equity Plan”) and the Amended and Restated 2010 Employee Stock Purchase Plan (“2010 Purchase Plan”). The Company also has one share‑based compensation plans under which there are outstanding awards, but from which no further awards will be made: the Amended and Restated 2005 Stock Incentive Plan (“2005 Equity Plan”). At December 31, 2017, there were 17,992,305 shares available for future grant under all such plans.

2010 Equity Plan

During 2010, the Company’s stockholders approved the 2010 Equity Plan under which stock options, restricted stock awards, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. There were 6,000,000 shares of common stock initially reserved for issuance under the 2010 Equity Plan. The number of shares available for future grant may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 6,600,000; (ii) 4% of the number of outstanding shares of common stock on the first day of each fiscal year; and (iii) an amount determined by the board of directors. Awards that are returned to the Company’s other equity plans as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2010 Equity Plan. At December 31, 2017, there were 14,507,164 shares available for future grant under the 2010 Equity Plan.

2010 Purchase Plan

During 2010, the Company’s stockholders approved the 2010 Purchase Plan, which gives eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. Each offering period is six months. There were 400,000 shares of common stock initially reserved for issuance pursuant to the 2010 Purchase Plan. The number of shares available for future grant under the 2010 Purchase Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 1,000,000 shares, (ii) 1% of the Class A shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors. At December 31, 2017, there were 3,485,141 shares available for future grant under the 2010 Purchase Plan.

2005 Equity Plan

The 2005 Equity Plan provided for the granting of stock options, restricted stock awards, RSUs and other share‑based awards to employees, officers, directors, consultants, or advisors of the Company. At December 31, 2017, there were no shares available for future grant under the 2005 Equity Plan.

Restricted Stock Awards

In 2017, the Company granted an aggregate of 134,793 shares of Class A Common Stock to independent members of the board of directors under restricted stock agreements in accordance with the terms of the 2010 Equity Plan and the Company’s director compensation plan, effective in January 2014. These shares of restricted stock vest ratably over the period of service from the Company’s 2017 annual meeting of stockholders through the Company’s 2018 annual meeting of stockholders, provided the individual continues to serve on the Company’s board of directors through each vest date.

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

.

A summary of the unvested shares of restricted stock as of December 31, 2017 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2016	94,696	$12.69
Granted	134,793	$17.53
Vested	(166,993)	$14.72
Forfeited	—	$—
Unvested as of December 31, 2017	62,496	$17.71

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

A summary of RSU activity for the year ended December 31, 2017 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2016	1,299,457	$12.53
Granted	1,527,084	$16.58
Vested	(374,407)	$12.66
Forfeited	(174,969)	$14.46
Unvested as of December 31, 2017	2,277,165	$15.08

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

The weighted average assumptions used to estimate the fair value of the stock options using the Black‑Scholes option-pricing model were as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
	2017	2016	2015
Expected volatility	45.8%	45.9%	46.1%
Expected term (in years)	6.00	6.06	6.04
Risk-free interest rate	2.0%	1.5%	1.7%
Expected dividend yield	—%	—%	—%

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

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2017, 2016 and 2015 was $7.62, $5.08, and $6.73, respectively.

The Company’s Class B Common Stock is issuable upon exercise of options granted prior to the closing of the Company’s IPO under the 2002 Equity Plan and the 2005 Equity Plan, and its Class A Common Stock is issuable upon exercise of all options granted after the closing of the Company’s IPO under the Company’s equity plans. At December 31, 2017, options exercisable into 1,536,470 shares of Class B Common Stock and 19,549,828 shares of Class A Common Stock were outstanding.

Subject to approval by the board of directors, option grantees under the 2005 Equity Plan may have the right to exercise an option prior to vesting. The exercise of these shares is not substantive and as a result, the cash paid for the exercise prices is considered a deposit or prepayment of the exercise price and is recorded as a liability. For the year ended December 31, 2017, there were no option exercises prior to vesting, and as such, no liability was recorded. The Company recorded a liability of approximately $0.9 million as of December 31, 2016, for cash received related to the exercise of such options.

The Company, from time to time, issues certain time‑accelerated stock options to certain employees. The vesting of these options accelerates upon the achievement of certain performance‑based milestones. If these criteria are not met, such options will vest between six and ten years after the date of grant. During the year ended December 31, 2017, there were 300,000 shares that vested as a result of milestone or service period achievements. At December 31, 2017 and 2016, there were no shares and 300,000 shares issuable under unvested time‑accelerated options, respectively. When achievement of the milestone is not deemed probable, the Company recognizes compensation expense associated with time-accelerated stock options initially over the vesting period of the respective stock option. When deemed probable of achievement, the Company expenses the remaining unrecognized compensation over the implicit service period. The Company recorded an insignificant amount in share‑based compensation related to these time-accelerated options during each of the years ended December 31, 2017, 2016 and 2015.

The Company also grants to certain employees performance‑based options to purchase shares of common stock. These options are subject to performance‑based milestone vesting. During the year ended December 31, 2017, there were 351,500 shares that vested as a result of performance milestone achievements. The Company recorded no share-based compensation expense related to these performance-based options during the year ended December 31, 2017. The Company recorded share‑based compensation related to these performance‑based options of approximately $1.4 million and approximately $0.2 million, respectively, during the years ended December 31, 2016 and 2015.

The following table summarizes stock option activity under the Company’s share‑based compensation plans, including performance‑based options:

	Shares of
	Common	Weighted-	Weighted-
	Stock	Average	Average	Aggregate
	Attributable	Exercise	Contractual	Intrinsic
	to Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at December 31, 2016	20,454,659	$11.92	6.35	$70,247
Granted	3,766,704	$16.56
Exercised	(2,216,688)	$9.72
Cancelled	(918,377)	$13.63
Outstanding at December 31, 2017	21,086,298	$12.90	6.09	$51,476
Vested or expected to vest at December 31, 2017	19,981,726	$12.83	5.96	$49,657
Exercisable at December 31, 2017 (1)	14,606,136	$12.42	5.14	$39,835

(1)

All stock options granted under the 2005 Equity Plan contain provisions allowing for the early exercise of such options into restricted stock. The exercisable shares disclosed above represent those that were vested as of December 31, 2017.

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $16.0 million, approximately $23.9 million, and approximately $17.7 million. The intrinsic value was calculated as the difference between the fair value of the Company’s common stock and the exercise price of the option issued.

The following table sets forth the Company's unrecognized share‑based compensation expense, net of estimated forfeitures, as of December 31, 2017, by type of award and the weighted-average period over which that expense is expected to be recognized:

	Unrecognized	Weighted-Average
	Expense, Net	Remaining
	of Estimated	Recognition
	Forfeitures	Period
	(in thousands)	(in years)
Type of award:
Stock options with time-based vesting	$32,096	2.48
Restricted stock awards	916	0.41
Restricted stock units	20,690	2.78
Performance-based options (1)	1,148	—

(1)	The weighted-average remaining recognition period cannot be determined for performance-based or time-accelerated options due to the nature of such awards, as detailed above.

The total unrecognized share‑based compensation cost will be adjusted for future changes in estimated forfeitures.

16. Income Taxes

In general, the Company has not recorded a provision for federal or state income taxes as it has had cumulative net operating losses since inception.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This law substantially amended the Internal Revenue Code, including reducing the U.S. corporate tax rates. Upon enactment, the Company’s deferred tax asset and related valuation allowance decreased by approximately $153.9 million.  As the deferred tax asset is offset in full by valuation allowance, this enacted legislation had no impact on the Company’s financial position or results of operations. The Company will monitor future interpretations of the Tax Act as they develop and accordingly, the Company’s estimates may change.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax benefit using U.S. federal statutory rate	$(39,759)	$(27,780)	$(48,507)
Effect of U.S. tax reform	153,894	—	—
Permanent differences	1,380	1,140	688
State income taxes, net of federal benefit	(6,117)	(4,606)	(4,826)
Non-deductible share-based compensation	9	3,528	3,824
Excess tax benefits	(2,626)	(5,453)	—
Fair market valuation of Note Hedge Warrants and Convertible Note Hedges	1,289	(3,160)	3,711
Tax credits	(12,290)	(3,014)	(1,987)
Expiring net operating losses and tax credits	276	39	194
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	(232)	(3,564)	(627)
Change in the valuation allowance	(95,824)	42,975	47,587
Other	—	(105)	(57)
	$—	$—	$—

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$254,839	$333,442
Tax credit carryforwards	50,732	36,963
Capitalized research and development	14,754	25,030
Contingent consideration	8,540	30,131
Share-based compensation	18,321	19,364
Basis difference on North America collaboration agreement	22,683	24,813
Accruals and reserves	10,595	17,144
Basis difference on 2022 Notes	3,110	—
Other	10,375	15,867
Total deferred tax assets	393,949	502,754
Deferred tax liabilities:
Basis difference on 2022 Notes	—	(1,071)
Intangibles	(15,252)	(27,162)
Total deferred tax liabilities	(15,252)	(28,233)
Net deferred tax asset	378,697	474,521
Valuation allowance	(378,697)	(474,521)
Net deferred tax asset	$—	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at December 31, 2017 and 2016. Management reevaluates the positive and negative evidence on a quarterly basis.

The valuation allowance decreased approximately $95.8 million during the year ended December 31, 2017 primarily due to a decrease in net operating losses as a result of U.S. tax reform tax rate reduction, a decrease in contingent consideration, and a decrease in capitalized R&D, partially offset by the 2017 net operating loss and increase in tax credit carryforwards.

The valuation allowance increased approximately $66.3 million during the year ended December 31, 2016, primarily due to an increase in net operating losses, tax credit carryforwards, basis difference on the North America collaboration agreement and share-based compensation expense. During the year ended December 31, 2016, the Company closed the Lesinurad Transaction which resulted in an approximately $0.3 million deferred tax impact. Additionally, the 2016 change in valuation allowance noted in the table above reflects the impact of the Company’s early adoption of ASC 2016-09, Compensation – Stock Compensation, of an approximately $23.1 million increase in net operating losses recorded through retained earnings.

Subject to the limitations described below, at December 31, 2017 and 2016, the Company has federal net operating loss carryforwards of approximately $1,089.2 million and approximately $952.7 million, respectively, to offset future federal taxable income, which expire beginning in 2018 continuing through 2037. As of December 31, 2017 and 2016, the Company had state net operating loss carryforwards of approximately $807.7 million and approximately $686.2 million, respectively, to offset future state taxable income, which will begin to expire in 2027 and will continue to expire through 2037. The Company also had tax credit carryforwards of approximately $53.6 million and approximately $40.4 million as of December 31, 2017 and 2016, respectively, to offset future federal and state income taxes, which expire at various times through 2037.

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

The following table summarizes the changes in the Company’s unrecognized income tax benefits for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at the beginning of the period	$26,393	$17,614	$—
Increases based on tax positions related to the current period	24,078	26,393	17,614
Increases for tax positions related to prior periods	—	—	10,174
Decreases for tax positions in prior periods	(26,393)	(17,614)	(10,174)
Decreases for statute of limitation expiration	—	—	—
Decreases for settlement of tax audits	—	—	—
Balance at the end of the period	$24,078	$26,393	$17,614

The Company had gross unrecognized tax benefits of approximately $24.1 million, approximately $26.4 million, and approximately $17.6 million as of December 31, 2017, 2016, and 2015, respectively.  Of the approximately $24.1 million of total unrecognized tax benefits at December 31, 2017, none of the unrecognized tax positions would, if recognized, affect the Company’s effective tax rate, as this item only impacts the Company’s deferred tax accounting.

The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2017, no interest or penalties have been accrued.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2016, 2015, and 2014, although carryforward attributes that were generated prior to tax year 2014 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. There are currently no federal or state income tax audits in progress.

17. Defined Contribution Plan

The Ironwood Pharmaceuticals, Inc. 401(k) Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon employment. Subject to certain IRS limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company’s board of directors. Currently, the Company provides a matching contribution of 75% of the employee’s contributions, up to $6,000 annually. During the years ended December 31, 2017, 2016 and 2015, the Company recorded approximately $3.9 million, approximately $3.2 million, and approximately $2.5 million of expense related to its 401(k) company match, respectively.

18. Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. As of December 31, 2017 and 2016, the Company had approximately $79.0 million and approximately $63.9 million, respectively, in related party accounts receivable, net of related party accounts payable, associated with Allergan.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016.  The Company paid approximately $12.1 million and approximately $8.5 million in insurance premiums to this insurance provider during the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company had no outstanding payable balance and an insignificant amount of accounts payable, respectively, due to this related party.

19. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)
2017
Total revenues (1)	$52,166	$65,077	$86,825	$94,208	$298,276
Total cost and expenses (2)	91,871	106,088	106,259	71,443	375,661
Other (expense) income, net (3)	(12,796)	(3,213)	(12,863)	(10,680)	(39,552)
Net (loss) income	(52,501)	(44,224)	(32,297)	12,085	(116,937)
Net (loss) income per share--basic and diluted	$(0.36)	$(0.30)	$(0.22)	$0.08	$(0.78)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)
2016
Total revenues (4)	$66,042	$54,350	$66,106	$87,459	$273,957
Total cost and expenses (5)	68,010	69,665	94,393	93,759	325,827
Other (expense) income, net (6)	(11,329)	(6,387)	(4,917)	(7,205)	(29,838)
Net loss	(13,297)	(21,702)	(33,204)	(13,505)	(81,708)
Net loss per share--basic and diluted	$(0.09)	$(0.15)	$(0.23)	$(0.09)	$(0.56)

(1)

Total revenues includes approximately $29.7 million of revenue from sales of linaclotide API to our linaclotide partners, primarily driven by the commercialization of linaclotide in Japan for the year ended December 31, 2017.

(2)

Total costs and expenses includes approximately $39.3 million reduction in the fourth quarter of 2017 related to a gain on remeasurement of contingent consideration pursuant to the Company’s exclusive license to develop, manufacture, and commercialize products containing lesinurad as an active ingredient, including ZURAMPIC and DUZALLO, in the U.S. The contingent consideration obligation is revalued at each reporting period and changes in the fair value, other than changes due to payments, are recognized as a gain/(loss) on fair value remeasurement of contingent consideration in the Company’s statement of operations. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to the Company’s credit risk, which is based on the estimated cost of debt for market participants. During the year ended December 31, 2017, the Company decreased its Lesinurad Products revenue projection. Accordingly, the expected estimated future royalty and milestone payments to AstraZeneca decreased, resulting in an approximately $31.3 million decrease to the contingent consideration liability.

(3)

Other (expense) income, net includes an approximately $2.0 million loss on extinguishment of debt in the first quarter of 2017 related to the write-off of the remaining PhaRMA Notes unamortized debt issuance costs.

(4)

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

(5)

Total costs and expenses for the third and fourth quarters of the year ended December 31, 2016 includes approximately $3.2 million and a subsequent reduction of approximately $3.3 million, respectively, related to the amortization of acquired intangible asset, as well as approximately $8.7 million and approximately $1.1 million during the third and fourth quarters, respectively, as a loss on fair value remeasurement of contingent consideration

(6)

Other (expense) income, net for the year ended December 31, 2016 includes a loss of approximately $1.6 million for the first quarter, and gains of approximately $3.1 million, approximately $4.5 million, and approximately $2.1 million in the second, third and fourth quarters of 2016, respectively, related to gain on derivatives. The gain on derivatives for the year ended December 31, 2016 consists of the change in fair value of the Company’s Convertible Note Hedges and Note Hedge Warrants, which are recorded as derivative assets and liabilities. The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in the Company’s consolidated statements of operations (Note 7).

20. Subsequent Events

On January 30, 2018, the Company commenced an initiative to evaluate the optimal mix of investments for the lesinurad franchise. As part of this effort, the Company reduced its field-based workforce by approximately 60 employees, primarily consisting of field-based sales representatives that promote DUZALLO or ZURAMPIC in the first position, which the Company expects to complete during the first quarter of 2018. The Company estimates that it will incur aggregate charges in connection with the reduction in its field-based workforce of approximately $2.3 million to $2.8 million during the first quarter of 2018 for one-time employee severance and benefit costs, of which approximately 92% are expected to result in cash expenditures.

Exhibit Index

Incorporated by reference herein
Number	Description	Form	Date
3.1	Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2010
3.2	Fifth Amended and Restated Bylaws	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2010
4.1	Specimen Class A common stock certificate	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	January 20, 2010
4.2	Indenture, dated as of June 15, 2015, by and between Ironwood Pharmaceuticals, Inc. and U. S. Bank National Association (including the form of the 2.25% Convertible Senior Note due 2022)	Form 8‑K (File No. 001‑34620)	June 15, 2015
4.3	Indenture, dated as of September 23, 2016, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 8.375% Notes due 2026)	Form 8‑K (File No. 001‑34620)	September 26, 2016
10.1#	Amended and Restated 2002 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009
10.2#	Amended and Restated 2005 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	January 29, 2010
10.3#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S‑8, as amended (File No. 333‑184396)	October 12, 2012
10.3.1#	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.3.2#	Form of Non‑employee Director Restricted Stock Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.3.3#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.4#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.5#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10‑Q (File No. 001‑34620)	April 29, 2014
10.6#	Form of Executive Severance Agreement	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015

Incorporated by reference herein
Number	Description	Form	Date
10.7#	Director Compensation Plan effective January 1, 2014	Annual Report on Form 10‑K (File No. 001‑34620)	February 7, 2014
10.8#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009
10.9#	Consulting Agreement, dated as of December 16, 2014, by and between Christopher Walsh and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.10#	Consulting Agreement, dated December 3, 2014, by and between Lawrence S. Olanoff and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	May 6, 2015
10.11+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010
10.11.1	Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.12+	Commercial Agreement, dated as of January 31, 2017, by and among Allergan USA, Inc., Forest Laboratories, LLC and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017
10.13+	License Agreement, dated as of April 30, 2009, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010
10.13.1+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2013
10.13.2+	Amendment to the License Agreement, dated as of October 26, 2015, by and between Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 19, 2016
10.13.3+	Amendment to the License Agreement dated as of January 31, 2017, by and between Allergan Pharmaceuticals International Ltd., and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017

Incorporated by reference herein
Number	Description	Form	Date
10.14+	Novation Agreement, dated as of October 26, 2015, by and among Almirall, S.A., Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 19, 2016
10.15+	License Agreement, dated as of November 10, 2009, by and among Astellas Pharma Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010
10.16+	Collaboration Agreement, dated as of October 23, 2012, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.17+	License Agreement, dated as of April 26, 2016, by and between Ardea Biosciences, Inc. and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2016
10.18+

Commercial Supply Agreement, dated as of June 23, 2010, by and among PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB, Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.

		Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 10, 2010
10.19+	Commercial Supply Agreement, dated as of March 28, 2011, by and among Corden Pharma Colorado, Inc. (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	May 13, 2011
10.19.1+

Amendment No. 3 to Commercial Supply Agreement, dated as of November 26, 2013, by and between Corden Pharma Colorado, Inc. (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.

		Annual Report on Form 10‑K (File No. 001‑34620)	February 7, 2014
10.20+	Commercial Supply Agreement, dated as of April 26, 2016, by and between AstraZeneca Pharmaceuticals LP and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2016
10.21	Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 12, 2007, as amended on April 9, 2009, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009

Incorporated by reference herein
Number	Description	Form	Date
10.21.1	Second Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 9, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
10.21.2	Third Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 1, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2011
10.21.3	Fourth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 3, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2011
10.21.4	Fifth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 18, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 29, 2012
10.21.5	Sixth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 19, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.21.6	Seventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 30, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.21.7	Eighth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 8, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.21.8	Ninth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 27, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.21.9	Tenth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 21, 2015, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015

Incorporated by reference herein
Number	Description	Form	Date
10.21.10	Eleventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of June 30, 2016, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2017
10.21.11

Sublease, dated as of July 1, 2014, by and between Biogen Idec MA Inc. and Ironwood Pharmaceuticals, Inc. to Lease for facilities at 301 Binney St., Cambridge, MA, as amended, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC

		Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.22	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.23	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.24	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.25	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.26	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.27	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015

Incorporated by reference herein
Number	Description	Form	Date
10.28	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
10.29	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 7, 2015
21.1*	Subsidiaries of Ironwood Pharmaceuticals, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a‑14 or 15d‑14 of the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a‑14 or 15d‑14 of the Exchange Act
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a‑14(b) or 15d‑14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a‑14(b) or 15d‑14(b) of the Exchange Act and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith.

‡Furnished herewith.

+Confidential treatment granted under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

#Management contract or compensatory plan, contract, or arrangement.

Item 16.    Form 10-K Summary

None.