Form 10-K/A
period 2017-12-31
IRONWOOD PHARMACEUTICALS INC
filed 2018-04-27
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-34620

IRONWOOD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3404176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 Binney Street Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 621-7722

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2017: $2,706,473,658

As of April 20, 2018, there were 137,871,330 shares of Class A common stock outstanding and 13,997,357 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2017 originally filed on February 22, 2018 (the “Original Report”) by Ironwood Pharmaceuticals, Inc. (“Ironwood,” the “company,” “we” or “us”).  Pursuant to General Instruction G(3) to Form 10-K, the company incorporated by reference the information required by Part III of Form 10-K from its definitive proxy statement for its 2018 annual meeting of stockholders (the “2018 Proxy Statement”), which the company originally intended to file with the U.S. Securities and Exchange Commission (“SEC”) no later than 120 days after December 31, 2017, the end of its fiscal year. As the 2018 Proxy Statement will not be filed with the SEC before such date, the company is filing this Amendment to provide the additional information required by Part III of Form 10-K.

Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) Item 15, which has been restated in its entirety as set forth below to include the additional certifications and other exhibits. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as set forth in this Amendment, no other changes are made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report. Some of the information provided in this Amendment may be superseded by the information provided in the 2018 Proxy Statement to be filed with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

The following table sets forth certain information, as of April 30, 2018, with respect to each of our directors:

Name	Age	Class	Year term expires
Lawrence S. Olanoff, M.D., Ph.D.	66	II	2018
Amy W. Schulman	57	II	2018
Douglas E. Williams, Ph.D.	60	II	2018
Marsha H. Fanucci	65	III	2019
Terrance G. McGuire, Chair	62	III	2019
Edward P. Owens	71	III	2019
Andrew Dreyfus	59	I	2020
Peter M. Hecht, Ph.D., Chief Executive Officer	54	I	2020
Julie H. McHugh	53	I	2020

Class II Directors (accepted nomination for election at the 2018 annual meeting)

Lawrence S. Olanoff, M.D., Ph.D., 66, Independent

Director since 2015

Dr. Olanoff most recently served as chief operating officer for Forest Laboratories, Inc. (acquired by Allergan plc) from October 2006 to December 2010. Dr. Olanoff also served as a director of Forest from October 2006 to July 2014. From July 2005 to October 2006, Dr. Olanoff was president and chief executive officer at Celsion Corporation. He also served as executive vice president and chief scientific officer of Forest from 1995 to 2005. Prior to joining Forest in 1995, Dr. Olanoff served as senior vice president of clinical research and development at Sandoz Pharmaceutical Corporation (now a division of the Novartis Group) and at the Upjohn Company in a number of positions including corporate vice president of clinical development and medical affairs.

In addition, he is currently an adjunct assistant professor and special advisor to the president for corporate relations at the Medical University of South Carolina (MUSC), an ex-officio director of the MUSC Foundation for Research Development, chairman of the board of the Clinical Biotechnology Research Institute at Roper St. Francis Hospital, a board member of the Horizon Project and the Zucker Institute for Applied Neurosciences, and a former board member of Axovant Sciences Ltd.

Dr. Olanoff received his Ph.D. in biomedical engineering and M.D. degree from Case Western Reserve University. Dr. Olanoff’s detailed knowledge of the pharmaceutical industry, his broad operational experience and his research and development leadership over the course of his career make him an important asset to our board of directors.

Douglas E. Williams, Ph.D., 60, Independent

Director since 2014

Dr. Williams has been the president and chief executive officer of Codiak Biosciences Inc. since August 2015; previously he served as executive vice president, research and development at Biogen Inc. from January 2011 to July 2015. Before joining Biogen, Dr. Williams held several senior executive positions at ZymoGenetics Inc., a biopharmaceutical company, including chief executive officer and a director from January 2009 to October 2010, president and chief scientific officer from July 2007 to January 2009 and executive vice president, research and development and chief scientific officer from 2004 to July 2007. Previously, he held leadership positions within the biotechnology industry, including chief scientific officer and executive vice president of research and development at Seattle Genetics Inc., and senior vice president and

Washington site leader at Amgen Inc. Dr. Williams also served in a series of scientific and senior leadership positions over a decade at Immunex Corp., including as executive vice president and chief technology officer and senior vice president of discovery research, as well as previously serving as a director of the company.

Prior to that, Dr. Williams served on the faculty of the Indiana University School of Medicine and the Department of Laboratory Medicine at the Roswell Park Memorial Institute in Buffalo, New York. Dr. Williams serves on the board of directors of Ovid Therapeutics, Inc., and previously served on the board of directors of Regulus Therapeutics Inc. and Oncothyreon Inc.

Dr. Williams received his B.S. in Biological Sciences from the University of Massachusetts Lowell and Ph.D. in Physiology from the State University of New York at Buffalo, Roswell Park Memorial Institute Division. Dr. Williams brings to our board of directors significant senior management and scientific experience at biotechnology companies, which we believe is important to our goal of maximizing our current products and executing on our corporate strategy and associated pipeline.

Amy W. Schulman, 57, Independent

Director since 2017

In July 2015, Ms. Schulman co-founded and joined Lyndra, Inc. as chief executive officer. In February 2017, she became chief executive officer of Olivo Laboratories, LLC. Ms. Schulman is also a senior lecturer at Harvard Business School, where she was appointed to the faculty in July 2014, and has been a partner at Polaris Partners since August 2014. Ms. Schulman served as chief executive officer of Arsia Therapeutics, Inc. from August 2014 to November 2016 when Arsia was acquired by Eagle Pharmaceuticals, Inc. Ms. Schulman was previously the executive vice president and general counsel of Pfizer Inc. from May 2008 to July 2014, where she also served as the business unit lead for Pfizer’s consumer healthcare business from April 2012 to December 2013. Before joining Pfizer, she was a partner at the law firm DLA Piper, where she was a member of the board and executive policy committees.

Ms. Schulman also serves as a director of Arsanis, Inc., Alnylam Pharmaceuticals, Inc. and Blue Buffalo Pet Products, Inc., and previously served as a director of BIND Therapeutics, Inc. Ms. Schulman graduated with honors with B.A. degrees in philosophy and English from Wesleyan University, where she was elected to Phi Beta Kappa, and earned her J.D. from Yale Law School in 1989. Ms. Schulman brings to our board of directors extensive leadership experience in the biotechnology industry in areas of great importance to the success of our business as we execute on our corporate objectives, including commercial strategy, corporate development and capability building.

Class III Directors (term expires at the 2019 annual meeting)

Marsha H. Fanucci, 65, Independent

Director since 2009

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

Ms. Fanucci presently serves on the board of directors of Alnylam Pharmaceuticals, Inc. and Syros Pharmaceuticals, Inc., and previously served on the board of directors of Momenta Pharmaceuticals, Inc. She received her B.S. in pharmacy from West Virginia University and her M.B.A. from Northeastern University. Because of her extensive financial experiences at Millennium Pharmaceuticals and Genzyme in addition to her current and former directorships at Syros Pharmaceuticals, Alnylam Pharmaceuticals and Momenta Pharmaceuticals, we believe that Ms. Fanucci provides valuable industry insight and essential financial expertise as we execute our corporate objectives.

Terrance G. McGuire, 62, Independent

Director since 1998

Chair since 2015

Mr. McGuire was a co-founder and is currently a general partner of Polaris Partners. Prior to starting Polaris

Partners in 1996, Mr. McGuire spent seven years at Burr, Egan, Deleage & Co., investing in early stage medical and information technology companies. He serves on the board of directors of Arsanis, Inc. and Pulmatrix, Inc. and several private companies and has served on the boards of Acceleron Pharma, Inc., Akamai Technologies, Inc., Aspect Medical Systems, Inc., Cubist Pharmaceuticals, Inc., deCODE genetics, Inc., Trevena, Inc. and various private companies.

Mr. McGuire is the former chairman of the National Venture Capital Association, which represents ninety percent of the venture capitalists in the U.S., chairman of the board of the Thayer School of Engineering at Dartmouth College, and a member of the boards of The David H. Koch Institute for Integrative Cancer Research at the Massachusetts Institute of Technology and The Arthur Rock Center for Entrepreneurship at Harvard Business School. Mr. McGuire earned a B.S. in physics and economics from Hobart College, an M.S. in engineering from The Thayer School at Dartmouth College, and an M.B.A from Harvard Business School. Mr. McGuire brings to our board extensive experience as a venture capitalist focused on the biotechnology industry, as well as many years of experience as a director of biotechnology companies guiding them in the execution of their corporate strategy and objectives.

Edward P. Owens, 71, Independent

Director since 2013

Mr. Owens was previously partner, portfolio manager and global industry analyst with Wellington Management Company, LLP where he worked in investment management since 1974. He was the portfolio manager of the Vanguard Health Care Fund for 28 years from its inception in May 1984 until his retirement from Wellington in December 2012.

Mr. Owens has a B.S. in physics from the University of Virginia and an M.B.A. from Harvard Business School. He brings to our board extensive experience in evaluating and investing in life sciences companies, providing valuable insight as we continue to strive towards our goal of maximizing long-term stockholder value.

Class I Directors (term expires at the 2020 annual meeting)

Andrew Dreyfus, 59, Independent

Director since 2016

Mr. Dreyfus has served as president and chief executive officer for Blue Cross Blue Shield of Massachusetts, or BCBSMA, one of the largest independent, not-for-profit Blue Cross Blue Shield plans in the country, since September 2010. From July 2005 to September 2010, Mr. Dreyfus served as the executive vice president of health care services of BCBSMA. Prior to joining BCBSMA, he served as the first president of the Blue Cross Blue Shield of Massachusetts Foundation. Mr. Dreyfus also previously served as executive vice president of the Massachusetts Hospital Association and held a number of senior positions in Massachusetts state government, including undersecretary of consumer affairs and business regulation.

Mr. Dreyfus is chair of the board of the National Institute for Health Care Management and serves on the board of directors of BCBSMA, Blue Cross Blue Shield Association, Jobs for Massachusetts, and the advisory board of Ariadne Labs. Mr. Dreyfus received a B.A. in English from Connecticut College. Mr. Dreyfus brings to our board of directors significant expertise in the healthcare payer and reimbursement market, and broad management and executive leadership experience, providing valuable insight as we continue to develop and commercialize medicines in an evolving healthcare landscape.

Peter M. Hecht, 54, Chief Executive Officer

Director and chief executive officer since founding in 1998

Under Dr. Hecht’s leadership, Ironwood has grown from nine Ph.D. scientists to a commercial biotechnology company. Prior to founding Ironwood, Dr. Hecht was a research fellow at Whitehead Institute for Biomedical Research. Dr. Hecht serves on the advisory board of Ariadne Labs. Dr. Hecht earned a B.S. in mathematics and an M.S. in biology from Stanford University, and holds a Ph.D. in molecular biology from the University of California at Berkeley. Dr. Hecht’s experiences as one of our founders and his tenure as our chief executive officer make him a valuable member of our board of directors.

Julie H. McHugh, 53, Independent

Director since 2014

Ms. McHugh most recently served as chief operating officer for Endo Health Solutions, Inc., from March 2010 through May 2013, where she was responsible for the specialty pharmaceutical and generic drug businesses. Prior to joining

Endo, Ms. McHugh was the chief executive officer of Nora Therapeutics, Inc., a venture capital backed biotech start-up company focused on developing novel therapies for the treatment of infertility disorders. Before that she served as company group chairman for Johnson & Johnson’s (J&J) worldwide virology business unit, and previously she was president of Centocor, Inc., a J&J subsidiary. While at J&J, Ms. McHugh oversaw the development and launches of several products, including Remicade® (infliximab), Prezista® (darunavir) and Intelence® (etravirine), and she was responsible for oversight of a research and development portfolio including compounds for HIV, hepatitis C, and tuberculosis. Prior to joining Centocor, Ms. McHugh led the marketing communications for gastrointestinal drug Prilosec® (omeprazole) at Astra-Merck Inc.

She currently serves on the board of visitors for the Smeal College of Business of the Pennsylvania State University as well as on the board of directors of Aerie Pharmaceuticals, Inc., Lantheus Holdings, Inc. and Trevena, Inc., all publicly held companies, and The New Xellia Group, a privately held company. She previously served on the board of directors for ViroPharma Inc., Epirus Biopharmaceuticals, Inc., the Biotechnology Industry Organization (BIO), the Pennsylvania Biotechnology Association and the New England Healthcare Institute (NEHI).

Ms. McHugh received her masters of business administration degree from St. Joseph’s University and her Bachelor of Science degree from Pennsylvania State University. Ms. McHugh’s experience as a chief executive officer and a chief operating officer at large multinational pharmaceutical companies make her a valuable member of our board of directors, particularly as we evolve as a company and seek to maximize our current products and execute on our corporate strategy and associated pipeline.

Audit Committee.

We have a separately designated standing audit committee established by our board for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The members of our audit committee are Mses. Fanucci and McHugh and Mr. Dreyfus. Ms. Fanucci chairs the audit committee. Our audit committee met five times during 2017. Our audit committee assists our board of directors in its oversight of significant risks facing Ironwood, the integrity of our financial statements and our independent registered public accounting firm’s qualifications, independence and performance.

Our audit committee’s responsibilities include:

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

•                  discussing with our management and our independent registered public accounting firm any significant risks facing the company and the related mitigation plans, as well as monitoring our internal control over financial reporting and disclosure controls and procedures;

•                  appointing, overseeing, and approving the compensation for and, when necessary, terminating our independent registered public accounting firm;

•                  approving all audit services and all permitted non-audit, tax and other services to be performed by our independent registered public accounting firm, in each case, in accordance with the audit committee’s pre-approval policy;

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

•                  reviewing, updating and recommending to our board approval of our code of business conduct and ethics; and

•                  establishing procedures for the receipt, retention, investigation and treatment of accounting related complaints and concerns.

Ms. Fanucci is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K.

Certain information regarding our executive officers is set forth at the end of Part I, Item 1 of the Original Report under the heading, “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers and beneficial owners of more than 10% of our Class A common stock and Class B common stock, combined, are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership of our securities with the SEC. Our staff assists our directors and executive officers in preparing ownership reports and reporting ownership changes, and typically files these reports on their behalf. Based on a review of the copies of reports filed by us or by our 10% stockholders and representations that no other reports were required, we believe that during 2017 our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our directors, executive officers and all other employees. A copy of that code is available on our corporate website at http://www.ironwoodpharma.com. Any amendments to the code of business conduct and ethics, and any waivers thereto involving our executive officers, also will be available on our corporate website. A printed copy of these documents will be made available upon request. The content on our website is not incorporated by reference into this Amendment.

Item 11. Executive Compensation

Executive and Director Compensation

Compensation Discussion and Analysis

Executive Summary

We are a commercial biotechnology company, and we and our named executive officers are committed to our mission of creating and commercializing medicines that make a difference for patients, building value for our fellow stockholders, and empowering our passionate team.

Our executive officer compensation program is designed to attract and motivate the owner-oriented employees we seek and align their interests with those of our fellow stockholders and to create long-term stockholder value. The three primary elements of our executive officer compensation program are base salary, cash bonus and long term equity incentive compensation. Long term equity incentive compensation represents a significant percentage of each named executive officer’s total direct compensation. By linking the ultimate value of their compensation to our stockholders’ returns, we believe this emphasis on equity strongly reinforces the concept of “pay for performance.”

Our current named executive officers have modeled this owner-oriented mindset through their own actions. In aggregate, during the five-year period from 2013 through 2017, they either held or exercised and held more than 80% of their total vested stock options. Further, the majority of options exercised by our named executive officers during this period were exercised because the options were expiring.

In addition, the pay opportunity of our chief executive officer, Dr. Hecht, demonstrates the strong alignment of our compensation program with our stock’s performance. Pay opportunity includes base salary, target bonuses and grant-date fair value of stock options awarded in this time frame, while realizable pay includes actual salary received, bonuses paid and in-the-money value of stock options granted during the period. Dr. Hecht has also consistently declined annual cash bonuses and increases in his base salary, including for 2017, and he continues to earn the salary of $100,000 per year that he was first awarded 20 years ago in 1998.

Our performance in 2017 included the following achievements:

•                  Irritable Bowel Syndrome with Constipation, or IBS-C, and Chronic Idiopathic Constipation, or CIC

•                  Grew LINZESS® (linaclotide) U.S. net sales, as reported by Ironwood’s U.S. collaboration partner Allergan plc, to $701.2 million for the full year 2017, an increase of 12% compared to the full year 2016.

•                  Received U.S. FDA approval for a 72 mcg dose of LINZESS for the treatment of CIC in adult patients in February 2017 and introduced the LINZESS 72 mcg dose into the market in March 2017.

•                  Updated the linaclotide life cycle management strategy in the U.S., which includes (1) identification of a development path with LINZESS intended to obtain abdominal symptom claims including bloating and discomfort, two highly bothersome symptoms associated with IBS-C, through a single Phase III trial, and (2) advancement of linaclotide delayed release as a potential visceral, non-opioid, pain-relieving agent for patients suffering from all forms of IBS.

•                  Our partner Astellas Pharma Inc. launched LINZESS for adults with IBS-C in Japan, and submitted a Supplemental New Drug Application with the Pharmaceuticals and Medical Devices Agency in Japan for approval for the additional indication of chronic constipation.

•                  Uncontrolled Gout

•                  Received U.S. FDA approval for DUZALLO® (lesinurad and allopurinol) for patients who have not achieved target serum uric acid levels with a medically appropriate dose of allopurinol alone. We began commercializing DUZALLO in October 2017. DUZALLO is the first FDA-approved fixed-dose combination treatment that addresses both causes of hyperuricemia in gout, over-production and under-excretion of serum uric acid, in a single pill.

•                  Uncontrolled Gastroesophageal Reflux Disease, or uGERD

•                  Reported positive top-line data from a Phase IIb clinical trial of IW-3718 in adult patients with uGERD, supporting potential advancement into a Phase III program.

•                  Diabetic Nephropathy and Heart Failure with Preserved Ejection Fraction, or HFpEF

•                  Advanced our lead sGC stimulator, praliciguat (IW-1973), into Phase II trials for the potential treatment of diabetic nephropathy and of HFpEF.

•                  Reported top-line data from two Phase IIa trials of praliciguat, demonstrating positive cardiovascular, metabolic and endothelial effects in patients with type 2 diabetes and hypertension.

•                  Sickle Cell Disease and Achalasia

•                  Advanced our second clinical sGC stimulator, IW-1701, into Phase II trials for the potential treatment in patients with sickle cell disease and patients with achalasia.

•                  Financial Highlights

•                  Recorded Ironwood collaborative arrangements revenue of $298.3 million for the full year 2017, driven primarily by $258.0 million in our share of the net profits from the sales of LINZESS in the

U.S., $29.7 million in linaclotide active pharmaceutical ingredient to Astellas in Japan, $3.1 million in ZURAMPIC and DUZALLO product revenue, and $7.5 million in linaclotide royalties, co-promotion and other revenue.

•                  Demonstrated strong financial performance, meeting all financial guidance set out at the beginning of 2017.

In determining compensation for our named executive officers, our compensation and HR committee emphasizes the achievement of our corporate goals designed to drive and maximize stockholder value. We made strong progress in 2017.  However, we did not achieve all of the aggressive corporate goals that we set in the beginning of the year and, as a result, our company performance achievement multiplier for 2017 was 84% as determined by the compensation and HR committee. Accordingly, payments made to our named executive officers under our annual cash bonus program in 2018 for performance in 2017 were below their target payments.

We highly value the insights and feedback we obtain from our stockholders. Based on the 2017 recommendation of our stockholders, our board determined to provide our stockholders the opportunity to cast an advisory (non-binding) vote on named executive officer compensation, or a “say-on-pay” vote, every year. We believe this will allow our stockholders to provide us with regular, timely and direct input on executive compensation philosophy, policies and practices in order to further align our compensation programs with our stockholders’ interests, and to enhance our ability to take timely stockholder feedback into consideration as part of our compensation review process.

Therefore, this year our stockholders will have an opportunity at the 2018 annual meeting of stockholders to vote on say-on-pay. The last time we sought stockholder input with the say-on-pay vote was at our 2017 annual meeting of stockholders, and over 98% of votes cast by our stockholders voted in support of our named executive officer compensation.

In addition to the formal say-on-pay vote, our senior management frequently meets with stockholders informally through regular investor relations channels to discuss topics important to our business, including Ironwood’s corporate strategy, capital allocation, governance and executive compensation. In 2017, senior management met with nearly all of Ironwood’s top 25 stockholders, representing more than 70% of our outstanding shares. We believe that these discussions are essential to understanding the topics that are most important to our stockholders, and our learnings play a critical role in developing and executing our strategy.

Named Executive Officers

This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers who are named in the Summary Compensation Table, or our “named executive officers”. Provided below are all material factors we believe are relevant to an analysis of these policies and decisions. Our named executive officers are:

•                  Peter M. Hecht, Ph.D., chief executive officer;

•                  Gina Consylman, chief financial officer and senior vice president;

•                  Mark G. Currie, Ph.D., senior vice president, chief scientific officer, and president of research and development;

•                  Halley E. Gilbert, senior vice president, chief legal officer, and secretary;

•                  Thomas A. McCourt, senior vice president, marketing and sales, and chief commercial officer; and

•                  Tom Graney, former chief financial officer and senior vice president, finance and corporate strategy.

SEC rules require that we discuss the compensation of all individuals serving in the role of chief financial officer during 2017. As a result, Ms. Consylman, who became chief financial officer effective November 27, 2017, and Mr. Graney, who served as our chief financial officer until September 13, 2017, are discussed in such capacity. Ms. Consylman was previously our interim chief financial officer from September 13, 2017 through November 26, 2017. The only compensation paid to Mr. Graney in connection with his departure was for unused but accrued vacation time.

Compensation Philosophy

The objective of our compensation policies is to provide compensation and incentives that align employee actions and motivations with the interests of our stockholders; attract, motivate and reward outstanding talent across Ironwood through well-communicated programs that are aligned with our core values and business mission; and support a positive company culture.

Our core values are:

•                  Ownership:  drive outstanding long-term value.

•                  Collaboration:  achieve more together.

•                  Innovation:  make a difference for patients.

•                  Excellence:  foster greatness in each other.

•                  Humanity:  act with honesty, integrity and respect.

•                  Have fun.

In addition, we have incorporated the concept of “critical success factors” into our performance management and compensation philosophy that we believe provide a useful framework for being a productive and successful member of our team. Among other uses, these success factors enable managers to use a common language of expected behaviors upon which individual performance can be managed and evaluated.

We are guided by the following principles with respect to our compensation determinations:

•                  design compensation and incentive programs that align employee actions and motivations with the interests of our stockholders, support our business objectives and hold employees accountable for the achievement of key goals and milestones;

•                  foster and support our performance-driven culture by setting clear, high-value, aggressive goals, rewarding outstanding performers to the extent these goals are achieved, and making sure our best performers know clearly that we value their contributions;

•                  as with all spending, serve as careful stewards of our stockholders’ assets when making compensation decisions;

•                  maximize our employees’ sense of ownership so that they have a long-term owner’s perspective, can see the impact of their efforts on our success, and can share in the benefits of that success through the opportunity to become stockholders of Ironwood via stock options, restricted stock units (RSUs) and other equity awards;

•                  recognize that compensation is one of a number of tools to stimulate and reward productivity, great drug making, and successful commercialization, together with recognizing individual growth potential, providing a great workplace culture, and sharing in our success;

•                  foster a strong team culture, focused on our principles of great drug making and commercializing those drugs that we discover or in-license and develop, which is reinforced through our compensation and incentive programs;

•                  design compensation and incentive programs that are fair, equitable and competitive; and

•                  design compensation and incentive programs that are simple and understandable.

Highlighted procedures and tools that we use to ensure effective governance of compensation plans and decisions include:

•                  our compensation and HR committee has the authority to hire independent counsel and other advisors;

•                  our compensation and HR committee conducts a regular review and assessment of risk as it relates to our compensation policies and practices;

•                  as part of our insider trading prevention policy, our executive officers and directors are prohibited from engaging in any hedging or monetization transactions of our common stock, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds;

•                  we have no perquisites other than broad-based health and welfare benefits, transportation and fitness stipends, a 401(k) plan and a relocation program that we make available to all of our employees; under our relocation program, participants are required to pay back the full amount of all relocation benefits in connection with their departure from Ironwood in certain circumstances;

•                  our Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan, or our 2010 Plan, prohibits options’ repricing (absent stockholder approval) and options’ backdating;

•                  our executive severance arrangements and our change of control severance benefit plan, which applies to all of our employees including our executive officers, do not provide for tax gross-ups;

•                  our change of control severance benefit plan contains double-trigger requirements for equity acceleration and other benefits in the event of a change of control;

•                  eight of our nine directors are independent, including all members of our compensation and HR committee, and, subject to certain limited exceptions, no director may transfer any shares of restricted stock while such person is a director of Ironwood; and

•                  if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our chief executive officer and chief financial officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002. Additionally, we intend to implement a Dodd-Frank Wall Street Reform and Consumer Protection Act-compliant clawback policy after the SEC issues final rules regarding such requirements.

Basis for Our Compensation Policies and Decisions

Summary

Our compensation policies and individual compensation determinations are evaluated annually, and we take into consideration our results of operations, our long- and short-term goals, individual goals, market data, the competitive market for our executive officers and general economic factors. As set forth in our compensation and HR committee’s written charter, our compensation and HR committee has the responsibility of reviewing and approving the compensation of our executive officers; annually reviewing and determining our chief executive officer’s compensation based on the committee’s evaluation of his performance; recommending to the full board the adoption of new compensation plans; administering our existing plans; recommending director and committee compensation to the full board; and overseeing succession planning for our senior management. In addition, our compensation and HR committee is responsible for ensuring that our compensation policies are aligned with our compensation philosophy and guiding principles.

Our compensation and HR committee makes all of the compensation determinations with respect to each of our executive officers. In making its determinations with respect to Dr. Hecht, our compensation and HR committee takes into account the feedback from the other members of our board, as well as the feedback from each of our other executive officers, and a number of other members of our management team. In making its determinations with respect to each of our executive officers other than Dr. Hecht, our compensation and HR committee takes into account the feedback and recommendations from Dr. Hecht, the executive officer’s direct reports and other members of our management team.

The components of each of our executive officer’s initial compensation package was based on numerous factors, including:

•                  the individual’s particular background and circumstances, including prior relevant work experience and compensation paid prior to joining us;

•                  the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we reviewed;

•                  the demand for people with the individual’s specific expertise and experience at the time of hire;

•                  performance goals and other expectations for the position;

•                  comparison to other executive officers within Ironwood having similar levels of expertise and experience; and

•                  uniqueness of industry skills.

Our compensation and HR committee has the authority to select and retain independent advisors and consultants to assist it with carrying out its responsibilities, and we are required to pay any related expenses approved by the committee. For 2017, our compensation and HR committee exercised its authority to engage Pearl Meyer & Partners, LLC, or PM, as a compensation consultant. PM reported directly to our compensation and HR committee and did not provide us with any services other than those requested by our compensation and HR committee and the review of this Compensation Discussion and Analysis for conformance with best practices. Based on the scope of our compensation and HR committee’s engagements with PM, it was determined that PM does not have a conflict of interest in its role as compensation consultant under applicable rules.

In order to assist us in setting 2017 compensation, PM conducted a competitive assessment of 2016 compensation for our executive officers, which reflected that Dr. Hecht’s target total cash compensation was well below market median, and while his equity-based compensation bridged some of the gap, his target total direct compensation was below the market median. The assessment also reflected that target total direct compensation for our other executive officers was also below the market median in aggregate. PM’s assessment analyzed:

•                  base salary;

•                  target total cash compensation (which is base salary plus the target bonus);

•                  long-term equity incentives (which are valued based on grant date fair value); and

•                  target total direct compensation (which is target total cash compensation plus the value of the most recent long-term incentive grant).

The table below reflects our 2016 target compensation in comparison to the competitive assessment data.

	2016 Target Compensation vs. Composite Competitive Market Positioning (pay as percent of median)
	Chief Executive Officer	Average for Other Executive Officers
Base Salary	13%	103%
Target Total Cash Compensation	11%	103%
Equity	100%	75%
Target Total Direct Compensation	80%	82%

In performing this competitive assessment, PM used two data sources—our peer group and data from the Radford Global Life Sciences Survey employing the appropriate industry, headcount and executive role perspectives. Our peer group is comprised of publicly traded companies in the pharmaceutical, biotechnology and life sciences industries that represent competitors for executive talent and capital. In recognition that our peer group companies tend to be larger than us (including with respect to revenues), while the Radford Global Life Sciences Survey includes companies that represent a broader market perspective and may not share our growth prospects, PM combined peer group data and broad industry data for companies our size weighing each source equally, to enable a composite competitive assessment of executive compensation. Our compensation and HR committee reviewed the 25th, 50th and 75th percentiles for these market composite pay positions to better understand how competitive pay varied with company size and other factors. PM also prepared an analysis of incentive program market trends, including analyses of the short- and long-term elements of compensation as compared to those in our peer group, and a detailed equity usage and dilution analysis of Ironwood as compared with the companies in our peer group.

Our compensation and HR committee considered the results of PM’s competitive assessment in evaluating compensation for 2017, and determined that no significant changes to the design of our executive officers’ compensation were warranted. The results of PM’s assessment have been, and will continue to be, taken into consideration when making compensation decisions, but will not be used to mandate any specific actions.

Our peer group, which was compiled by PM with input from our management team, our board, and our compensation and HR committee, is reviewed annually by our compensation and HR committee for composition and appropriateness. We take a rules-based approach in reviewing and setting our peer group and apply a qualitative lens to the result to help focus the group on the companies with which we are competing for talent. We first identify a potential pool of peer companies from a number of sources, including the companies listing Ironwood in their peer groups and the other companies listed in such peer companies’ peer groups, as well as companies included in third-party peer group assessments. We then apply certain size filters including revenue, number of employees and research and development expense, as well as certain business model filters including product focus, market capitalization and growth.

As a result of the 2017 peer group assessment, our compensation and HR committee, with input from our management team and PM, removed Medivation, Inc. because it was acquired and was no longer a standalone public company, in addition to Arena Pharmaceuticals, Inc. and Merrimack Pharmaceuticals, Inc. because they were determined to be different in size or business model from Ironwood. Our compensation and HR committee added Agios Pharmaceuticals, Inc., Intercept Pharmaceuticals, Inc. and Tesaro, Inc., each of which met all or most of the business model and size filters at the time of our review. As a result, our peer group is composed of the following 15 companies, which at the time of our review had a median market capitalization of approximately $3.3 billion, a median of approximately 545 employees, and a commercial drug or drug candidate in later stage development:

Acorda Therapeutics, Inc.	Incyte Corporation
Agios Pharmaceuticals, Inc.	Intercept Pharmaceuticals, Inc.
Alkermes plc	Momenta Pharmaceuticals, Inc.
Alnylam Pharmaceuticals, Inc.	Nektar Therapeutics
AMAG Pharmaceuticals, Inc.	Seattle Genetics, Inc.
Depomed, Inc.	Tesaro, Inc.
Horizon Pharma plc	United Therapeutics Corporation
Vertex Pharmaceuticals Incorporated

Process for Determining Individual Compensation and Role of Executive Officers

Each January, our compensation and HR committee, in conjunction with our senior management, finalizes its assessment of our corporate performance for the prior year. Upon completion of our goal assessment, our bonus and equity pools are calibrated for corporate performance and approved by our compensation and HR committee. Our compensation and HR committee assigns a portion of each of these pools to all of our employees other than our executive officers, and delegates the allocation of these portions to our chief executive officer and our chief financial officer. Our compensation and HR committee also approves any salary increase, cash bonus and equity awards for our chief executive officer and, in consultation with our chief executive officer, for each of our other executive officers. In making these compensation-related decisions for 2017, our compensation and HR committee and senior management considered the competitive assessment prepared by PM and described in more detail above, as well as the other factors described in this Compensation Discussion and Analysis.

Additionally, our compensation and HR committee may decide, as appropriate, to modify the mix or amount of base salary, bonus, and long-term incentives to best fit an executive officer’s specific circumstances or, if required by competitive market conditions, to attract and motivate skilled personnel. For example, our compensation and HR committee may decide to grant additional equity awards to an executive officer if that officer receives a base salary or cash bonus award significantly below that of his or her counterparts in our peer group or other market data reviewed by our compensation and HR committee, despite successful attainment of our corporate or his or her individual goals. We believe that this discretion and flexibility allows our compensation and HR committee to better achieve our compensation objectives.

Corporate and Individual Goals for 2017

For 2017, allocations of cash and equity awards were, in large part, dependent upon us meeting certain weighted corporate performance goals. We work thoughtfully with our compensation and HR committee and other members of our board of directors to establish what we believe are challenging corporate goals. In early 2017, our compensation and HR committee approved the following corporate performance goals for 2017:

•                  maximizing the impact of our products, including successfully driving appropriate growth of our IBS/CIC franchise and our gout franchise in the United States according to certain financial and commercial performance metrics, obtaining approval of a new dose of LINZESS, and obtaining approval of and launching DUZALLO;

•                  accessing value-creating assets;

•                  advancing our mid- and late-stage pipeline programs by achieving clinical and other milestones;

•                  meeting certain financial goals; and

•                  leveraging our talent, team and culture by further embedding quality into our culture, evolving our dynamic culture as a source of competitive advantage, improving capabilities, and enhancing value through communications.

In addition to the foregoing corporate performance goals, our compensation and HR committee also approved certain challenging stretch goals directly related to our corporate goals, and which were intended to inspire innovation, creativity and strong performance. Dr. Hecht’s performance evaluation was based primarily on the achievement of our corporate goals. Our other executive officers were evaluated on the achievement of corporate goals and additional individual goals which contribute toward, and relate directly to, the accomplishment of our corporate goals.

Our performance against 2017 corporate goals was used to determine compensation awards and adjustments in early 2018. In January 2018, our compensation and HR committee determined that we achieved 84% of our 2017 corporate goals. These goals and our actual level of achievement of these goals in 2017, are as follows:

Corporate Goal	Target Percentage (%)	Actual Level of Achievement (%)
Maximize the impact of our products: successfully drive appropriate growth of our IBS/CIC franchise and our gout franchise in the United States according to certain financial and commercial performance metrics, obtain approval of a new dose of LINZESS, and obtain approval of and launch DUZALLO	35%	26%
Access value-creating assets	5%	5%
Advance our mid- and late-stage pipeline programs by achieving clinical and other milestones	30%	28%
Meet certain financial goals	15%	11%
Leverage our talent, team and culture	15%	14%
Totals	100%	84%

In addition to the 2017 corporate goals identified above, for which each of our named executive officers was directly accountable, the following is a summary of the 2017 individual goals for our named executive officers set in early 2017, other than Dr. Hecht, who is compensated primarily on the basis of the achievement of our corporate goals.

Name	Summary of Individual Goals
Gina Consylman

•                  Serve as an enterprise leader and strategic partner to the chief executive officer in all parts of our business

•                  Lead and guide the company on all financial decisions, including managing a strong balance sheet to enable the company to meet its objectives and be positioned to achieve its long-term goals

•                  Drive value creation in the evaluation and, when appropriate, pursuit of business development opportunities for the organization through effective cross-functional collaboration and strategic guidance

•                  Represent Ironwood within the investment community

•                  Ensure company compliance with financial regulations and standards, including those related to The Sarbanes-Oxley Act of 2002, as well as SEC reporting

•      Evolve our culture of ownership, collaboration and innovation to drive incremental value for the company

•                  Create integrated workforce, talent and capability plans that position us to execute our goals and longer-term strategy

Mark G. Currie, Ph.D.

•                  Serve as an enterprise leader and strategic partner to the chief executive officer in all parts of our business

•                  Serve as strategic leader on all research and development decisions and manage investments and expenses to enable the company to meet its objectives and be positioned to achieve its long-term goals

•                  Advance our products and product candidates and further our discovery efforts through pipeline investments in the key value drivers of our business, including with respect to our mid to late stage pipeline

•                  Enhance the clinical profile of LINZESS and drive linaclotide development programs to advance in additional indications, populations and formulations

•                  Leverage internal research and development capability to support the advancement of our uncontrolled gout program

•                  Drive value creation in the evaluation and, when appropriate, pursuit of business development opportunities for the organization through effective cross functional collaboration and strategic guidance

•                  Evolve our culture of ownership, collaboration and innovation to drive incremental value for the company

•                  Create integrated workforce, talent and capability plans that position us to execute our goals and longer-term strategy

Halley E. Gilbert

•                  Serve as an enterprise leader and strategic partner to the chief executive officer in all parts of our business

•                  Lead and guide the company on all legal decisions and appropriately manage investments and expenses to enable the company to meet its objectives and be positioned to achieve its long-term goals

•                  Provide the highest quality advice on all legal, intellectual property and compliance matters, serving the company’s priority business objectives while ensuring financial management and discipline and managing and mitigating risk

•                  Drive value creation in the evaluation and, when appropriate, pursuit of business development opportunities for the organization through effective cross functional collaboration and strategic guidance

•                  Evolve our culture of ownership, collaboration and innovation to drive incremental value for the company

•                  Create integrated workforce, talent and capability plans that position us to execute our goals and longer-term strategy

Thomas A. McCourt

•                  Serve as an enterprise leader and strategic partner to the chief executive officer in all parts of our business

•                  Serve as strategic leader on all commercial decisions and appropriately manage investments and expenses to enable the company to meet its objectives and be positioned to achieve its long-term goals

•                  Build brand awareness and appropriate growth, while enhancing the global brand for linaclotide through close collaboration with partners and other members of senior management

•                  Drive demand for LINZESS and build Gout franchise through sales of ZURAMPIC and DUZALLO

•                  Lead the commercial field sales force in successfully commercializing our products, while maintaining a culture of compliant, patient centered care

•                  Drive value creation in the evaluation and, when appropriate, pursuit of business development opportunities for the organization through effective cross functional collaboration and strategic guidance

•                  Evolve our culture of ownership, collaboration and innovation to drive incremental value for the company

•                  Create integrated workforce, talent and capability plans that position us to execute our goals and longer-term strategy

Tom Graney

•                  Serve as an enterprise leader and strategic partner to the chief executive officer in all parts of our business

•                  Lead and guide the company on all financial decisions, including managing a strong balance sheet to enable the company to meet its objectives and be positioned to achieve its long term goals

•                  Lead corporate strategy and business development functions to drive Ironwood’s growth and long term success

•                  Drive value creation in the evaluation and, when appropriate, pursuit of business development opportunities for the organization through effective cross functional collaboration and strategic guidance

•                  Guide the company on strategic portfolio investment decisions focused on delivering value

•                  Drive long-range planning based on the corporate strategy, portfolio opportunities and risks, financing needs, valuation models and organizational capabilities

•                  Evolve our culture of ownership, collaboration and innovation to drive incremental value for the company

•                  Create integrated workforce, talent and capability plans that position us to execute our goals and longer-term strategy

In early 2018, Dr. Hecht evaluated each named executive officer’s individual performance and provided feedback and made recommendations to our compensation and HR committee, which approved the named executive officers’ compensation, taking into account Ironwood’s level of achievement of its corporate goals as well as the fact that each named executive officer met or exceeded all or substantially all of his or her respective individual goals for 2017.

Compensation Actions in 2017 and 2018

Summary

The following table summarizes the compensation actions taken by our compensation and HR committee for each of our named executive officers in recognition of the company’s and his or her performance in 2017 and to motivate him or her toward achievement of our goals in 2018.

Name	Peter M. Hecht, Ph.D.		Gina Consylman		Mark G. Currie, Ph.D.	Halley E. Gilbert	Thomas A. McCourt	Tom Graney
Title	Chief Executive Officer		Chief Financial Officer, and Senior Vice President		Senior Vice President, Chief Scientific Officer, and President of R&D	Senior Vice President, Chief Legal Officer, and Secretary	Senior Vice President, Marketing and Sales, and Chief Commercial Officer	Former Chief Financial Officer and Senior Vice President, Finance and Corporate Strategy(1)

Base salary increase	—	(2)	$—	(3)	$15,000	$20,000	$15,000	—
2017 base salary	$100,000		$415,000		$470,000	$440,000	$450,000	$445,000
2018 base salary	$100,000		$415,000		$485,000	$460,000	$465,000	—
Cash bonus(4)	—	(2)	$185,000		$210,000	$195,000	$191,000	—
Annual restricted stock units awarded(5)	—		30,000	(6)	—	35,000	21,875	—
Annual stock options awarded(7)	390,000		60,000	(6)	215,000	70,000	131,250	—
Stock options awarded in lieu of base salary increase and cash bonus(7)	190,000	(8)	—		—	—	—	—

(1)                                 Mr. Graney departed from Ironwood in September 2017.

(2)                                 Our compensation and HR committee recommended a salary increase and a cash bonus for Dr. Hecht, but he declined to accept either.

(3)                                 Ms. Consylman’s base salary, reviewed and approved by the compensation and HR committee in November 2017 in connection with her promotion to chief financial officer, remained $415,000 for 2018 due to the substantial completion of calendar year 2017 at the time of her promotion. Ms. Consylman’s salary as Vice President of Finance and Chief Accounting Officer prior to her promotion in 2017 was $325,700.

(4)                                 Consists of payments made under our annual cash bonus program in 2018 for performance in 2017.

(5)                                 These RSUs for shares of our Class A common stock were awarded on February 21, 2018 under our 2010 Plan and vest over four years as to 25% of the award on each approximate anniversary of the grant thereof.

(6)                                 The equity grant Ms. Consylman received in 2018 connection with her 2017 promotion is excluded from the table above, as it was not part of our annual compensation process, and is discussed elsewhere in this Amendment.

(7)                                 These stock options for shares of our Class A common stock were granted under our 2010 Plan and have an exercise price of $14.55 per share (the closing price of our Class A common stock on the NASDAQ Global Select Market on the grant date of February 21, 2018). Such stock options vest over four years as to 1/48th of the award on each monthly anniversary of January 1, 2018.

(8)                                 Our compensation and HR committee consulted with PM to understand competitive market trends for chief executive officer total direct compensation and elected to grant Dr. Hecht an additional annual stock option award, which is discussed further below, in order to keep his overall compensation competitive with that of our peers while accounting for his declination of a salary increase or a cash bonus.

Chief Executive Officer

Dr. Hecht’s salary of $100,000 represents the salary that he has been receiving since he began serving as chief executive officer in 1998, and his compensation is reviewed and approved annually by our compensation and HR committee. In January 2018, our compensation and HR committee recommended an increase to Dr. Hecht’s base salary to be market competitive with his peers, as well as a bonus based on our achievement of 84% of our corporate goals, but Dr. Hecht declined to accept either. Since co-founding Ironwood in 1998, Dr. Hecht has declined both cash bonuses and increases to base salary each year. Dr. Hecht has further indicated to our compensation and HR committee that he would not expect or desire his cash compensation to increase in the future.

We recognize that Dr. Hecht’s cash compensation is well below his market peers, but believe that the emphasis on stock ownership significantly aligns his interests with those of our fellow stockholders’ and the creation of long-term stockholder value. In lieu of cash bonuses or salary increases, our compensation and HR committee has granted Dr. Hecht stock options to keep his overall compensation competitive with that of our peers. In January 2017, Dr. Hecht was granted an annual stock option award of 530,000 shares based primarily on 123% achievement of our 2016 corporate goals, and an additional stock option award of 230,000 shares in lieu of a cash bonus or salary increase. In February 2018, Dr. Hecht was granted an annual stock option award of 390,000 shares based primarily on the achievement of 84% of our 2017 corporate goals, as well as an additional stock option award of 190,000 shares in lieu of a cash bonus or salary increase. We expect that

Dr. Hecht’s total compensation mix will continue to be focused more heavily on equity than our other executive officers.

We believe that time-based stock options are inherently performance-based, as they provide value to the recipient only if there is future stock price appreciation and do not provide any value if the stock price declines below the exercise price. This results in a close alignment of chief executive officer compensation with the value of our long-term stockholders’ investment in Ironwood. Dr. Hecht has long been a substantial stockholder in the company, currently beneficially owning nearly 5% of our total outstanding stock as of March 31, 2018 (as calculated in the beneficial ownership table beginning on page 36). In addition, in the five-year period from 2013 through 2017, Dr. Hecht either held or exercised and held approximately 90% of his total vested stock options, demonstrating his commitment to Ironwood and his alignment with our stockholders. Further, nearly all stock options exercised by Dr. Hecht during this period were exercised because they were expiring and the vast majority of stock options exercised and sold during this period were to cover the tax liabilities arising out of the exercises of such stock options as well as prior exercises in which Dr. Hecht paid the exercise price and held the underlying shares at the time of exercise.

Five-year Pay Opportunity vs. Five-year Realizable Pay

In the past five years, applying a Black-Scholes valuation methodology of the stock option grants issued to Dr. Hecht, because of our stock price performance, Dr. Hecht’s realizable pay has significantly trailed his disclosed pay opportunities as shown in the chart below. Dr. Hecht’s realizable pay is approximately 30% of the pay opportunity provided from 2013 through 2017, significantly driven by the value of the stock options granted to him during this period.

•                  Pay opportunity is defined as planned base salary, target bonuses and grant-date fair value of stock options granted from 2013 through 2017.

•                  Realizable pay is defined as actual salary received, bonuses paid and in-the-money value of stock options granted from 2013 through 2017 calculated by determining the difference between the December 29, 2017 closing price of our Class A common stock on the NASDAQ Global Select Market and the exercise price of each stock option.

Three-year Realizable Pay vs. Three-year Total Shareholder Return

Further, Dr. Hecht’s total realizable pay from 2015 through 2017 shows a strong connection to our total shareholder return, or TSR, relative to our peer group, as shown in the graph below. Data points that are within the shaded area designate peer group companies that exhibit pay-for-performance alignment (meaning less than 25 percentage point difference between CEO realizable pay percentile and company TSR percentile).

•                  Realizable pay percentile rank was determined using Dr. Hecht’s realizable pay for 2015 through 2017 and comparing it to realizable pay for the CEOs of our peer group companies for 2014 through 2016, which is the most recent period for which data was available as of December 31, 2017, in each case as reported by the applicable company in its proxy statement.

•                  TSR percentile rank was determined using the actual TSR for Ironwood from 2015 through 2017 and for each of the companies in our peer group for the period from 2014 through 2016, which is the most recent period for which data was available as of December 31, 2017.

This analysis shows appropriate alignment of Dr. Hecht’s compensation with our TSR for 2015 through 2017. We believe this is a complete depiction of pay and performance alignment for the following reasons:

•                  The analysis is based on the peer group set by the compensation and HR committee and described above;

•                  It takes into account stock price movement after the grant date (as opposed to grant date fair value reported in the Summary Compensation Table);

•                  For performance-based equity, the number of shares or units actually vesting is used for time periods where the performance period has been completed; and

•                  It excludes Other Compensation reported in the Summary Compensation Table which includes items that are not part of total direct compensation. For Ironwood, All Other Compensation is typically a small portion (i.e., 2-3% for) of Summary Compensation Table pay for Dr. Hecht for the entire year. However, at our peer group companies, items related to executive turnover such as severance payments, vacation payouts to former executives and relocation payments are reported as All Other Compensation, which can be significant and can skew pay levels.

Other Named Executive Officers

Base Salary

In January 2017, our compensation and HR committee reviewed and approved the following base salaries for 2017 for our named executive officers other than Dr. Hecht: Dr. Currie received a $16,000 increase in base salary from $454,000 to $470,000, Ms. Gilbert received a $17,000 increase in base salary from $423,000 to $440,000, Mr. McCourt received a

$15,000 increase in base salary from $435,000 to $450,000, and Mr. Graney received a $10,000 increase in base salary from $435,000 to $445,000. The increase in base salary for each of Dr. Currie, Ms. Gilbert, Mr. McCourt and Mr. Graney was in recognition of their meeting or exceeding all or substantially all of their respective individual performance goals in 2016, and took into account peer group and other market data from the PM competitive assessment discussed above. Ms. Consylman became chief financial officer of the company in November 2017, at which time, our compensation and HR committee reviewed and approved a base salary of $415,000 for Ms. Consylman, a $89,300 increase in base salary from $325,700, her salary as Vice President of Finance and Chief Accounting Officer prior to her promotion. In setting Ms. Consylman’s base salary, our compensation and HR committee considered a number of factors, including Ms. Consylman’s background, the compensation paid to chief financial officers at our peer group companies and other benchmark data, and executive compensation parity within Ironwood, as well as input from PM.

In January 2018, our compensation and HR committee reviewed and approved the following base salaries for 2018 for our named executive officers other than Dr. Hecht: Dr. Currie received a $15,000 increase in base salary from $470,000 to $485,000, Ms. Gilbert received a $20,000 increase in base salary from $440,000 to $460,000; and Mr. McCourt received a $15,000 increase from $450,000 to $465,000. Ms. Consylman’s base salary, reviewed and approved by the compensation and HR committee in November 2017, remained $415,000 for 2018 due to the substantial completion of calendar year 2017 at the time of her promotion.

Bonus

In January 2018, our compensation and HR committee reviewed and approved the following bonuses for 2017 performance for our named executive officers other than Dr. Hecht: Ms. Consylman—$185,000, Dr. Currie—$210,000, Ms. Gilbert—$195,000 and Mr. McCourt—$191,000. Seventy percent of such bonus amounts for Ms. Consylman, Dr. Currie, Ms. Gilbert and Mr. McCourt was tied solely to the achievement of 84% of our corporate goals (as described above), and 30% of such amounts was tied to corporate and individual goal achievement. Each of Ms. Consylman, Dr. Currie, Ms. Gilbert and Mr. McCourt met or exceeded all or substantially all of their respective individual goals for 2017. Mr. Graney did not receive a bonus for 2017 performance because he departed from Ironwood in September 2017.

Annual Equity Awards

Our compensation and HR committee has set the equity pool each year based on achievement of our corporate goals. Individual equity award amounts are then determined based on peer group and market data, and our compensation and HR committee has adjusted these amounts after considering relative company performance and, in the case of our executive officers other than Dr. Hecht, individual performance.

Our compensation and HR committee determined that we achieved 123% of our 2016 corporate goals. Ms. Consylman, Dr. Currie, Ms. Gilbert, Mr. McCourt and Mr. Graney met or exceeded all or substantially all of their respective individual goals in 2016. Accordingly, in January 2017, each of our named executive officers other than Dr. Hecht was awarded the following stock option and RSU awards for Class A common stock based on performance during 2016:

Executive Officer*	2017 Annual Stock Option Grant for 2016 Performance (# of Shares of Class A Common Stock Subject to Stock Options)	2017 Annual RSU Grant for 2016 Performance (# of Shares of Class A Common Stock Subject to RSUs)
Gina Consylman	—	26,250	*
Mark G. Currie, Ph.D.	250,000	—
Halley E. Gilbert	80,000	40,000
Thomas A. McCourt	157,500	26,250
Tom Graney	127,500	21,250

* Ms. Consylman became chief financial officer of the company in November 2017, and her annual equity award in 2017 for 2016 performance reflected her prior role as Vice President of Finance and Chief Accounting Officer.

These stock options and RSUs were granted on February 27, 2017 under our 2010 Plan. The stock options have an exercise price of $16.77 per share (the closing price of our Class A common stock on the NASDAQ Global Select Market on the grant date).

Our compensation and HR committee determined that we achieved 84% of our 2017 corporate goals. Ms. Consylman, Dr. Currie, Ms. Gilbert and Mr. McCourt met or exceeded all or substantially all of their respective individual goals in 2017. Accordingly, in February 2018, each of our named executive officers other than Dr. Hecht was awarded the following stock option and RSU awards for Class A common stock based on performance during 2017:

Executive Officer*	2018 Annual Stock Option Grant for 2017 Performance (# of Shares of Class A Common Stock Subject to Stock Options)	2018 Annual RSU Grant for 2017 Performance (# of Shares of Class A Common Stock Subject to RSUs)
Gina Consylman	60,000	30,000
Mark G. Currie, Ph.D.	215,000	—
Halley E. Gilbert	70,000	35,000
Thomas A. McCourt	131,250	21,875

*Mr. Graney did not receive an annual equity award in 2018 because he departed from Ironwood in September 2017.

These stock options and RSUs were granted on February 21, 2018 under our 2010 Plan. The stock options have an exercise price of $14.55 per share (the closing price of our Class A common stock on the NASDAQ Global Select Market on the grant date).

In addition, in connection with Ms. Consylman’s promotion to chief financial officer in November 2017, Ms. Consylman received an additional grant of 15,000 stock options and 7,500 RSUs, each for shares of our Class A common stock under our 2010 Plan, on January 2, 2018. Subject to Ms. Consylman’s continued employment with the company, (i) such stock options will vest over four years as to 1/48th of the total shares on each monthly anniversary of Ms. Consylman’s promotion, and (ii) such RSUs will vest as to 25% of the shares on each approximate anniversary of the grant.

Other Compensation

We maintain broad-based benefits, such as health and welfare benefits, transportation and fitness stipends and a 401(k) plan with a 75% matching company contribution on the first $8,000 of an employee’s annual contribution, that are provided to all employees. We also maintain a relocation program under which we make certain benefits available to newly hired and existing employees, including executive officers, who are relocating to accept a new position with Ironwood. Under our relocation program, participants are required to pay back the full amount of all relocation benefits in connection with their departure from Ironwood in certain circumstances.

Elements of Executive Compensation and Determination of Amounts

Base Salary

Base salaries serve to provide our executive officers with a stable source of income. They are determined at commencement of employment and are generally re-evaluated annually and adjusted, if warranted, to realign salaries with market levels and to reflect the performance of the executive officer. In determining whether to adjust an executive officer’s base salary, our compensation and HR committee takes into consideration factors such as our performance in prior years, general economic factors and compensation parity among our executive officers, as well as the abilities, performance and experience of our executive officers. Our compensation and HR committee also reviews our executive officers’ past compensation at Ironwood and market data.

Annual Bonus

Our cash bonus program is designed to reward the achievement of our annual corporate goals and, in the case of our executive officers other than Dr. Hecht, individual goals. The program is also intended to foster and support our performance-driven culture by setting clear, high-value goals, rewarding outstanding performers, and making sure our employees know clearly that we value their contributions. Each cash bonus award is made annually, and is based on whether and to what extent we achieved our corporate goals for the preceding year as well as the employee’s individual performance in that year against his or her individual goals. In 2017, and consistent with 2016, each of our executive officers had an individual bonus target of 50% of his or her base salary. We believe that these target bonus percentages align the compensation of our executive officers with that of our peers, place appropriate emphasis on achievement of our annual performance objectives and facilitate both recruiting and motivating our executive officers.

Additionally, for each of our executive officers other than Dr. Hecht, 70% of each cash bonus award paid in 2018 for 2017 performance was based solely on the achievement of our corporate goals and 30% was based on the achievement of our corporate goals and our executive officers’ individual goals. Therefore, to calculate the bonus amount payable, the bonus target was multiplied by the company performance achievement multiplier, and 30% of that figure was further modified by multiplying such amount by the executive officers’ individual performance achievement multiplier. This approach was intended to closely align cash bonus awards to the achievement of our corporate goals, while taking into account individual performance and providing structure and clarity to the calculation of our executive bonuses. As in 2016, in 2017 the company performance achievement multiplier was between 0% and 150% and the individual performance achievement multiplier was between 0% and 200%. The following summarizes the calculation of our executive officers’ cash bonus awards paid in 2018 for 2017 performance, other than Dr. Hecht:

50% Bonus Target × Company Performance Achievement Multiplier × 70% Weighting	+	50% Bonus Target × Company Performance Achievement Multiplier × Individual Performance Achievement Multiplier × 30% Weighting	=	Actual Bonus Payout

Equity-Based Compensation

We use equity awards as our incentive vehicle for long-term compensation to attract, reward and motivate our executive officers in a manner that best aligns their interests with our stockholders’ interests. We believe that equity awards are an effective tool for meeting our compensation goal of increasing long-term stockholder value by tying the value of this compensation to our future performance. By linking the ultimate value of the award to the performance of our stock price, we believe equity awards strongly reinforce the concept of “pay for performance.” Our equity awards, in the form of stock options and RSUs, generally have either long-term vesting schedules, typically over four years, or vest upon the achievement of major value-creating milestones. If an employee leaves the company before the completion of the vesting period or the achievement of the milestone, as applicable, then that employee generally does not receive any benefit from the non-vested portion of his or her award. Because employees are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe that stock options provide strong incentives to employees to increase the value of our stock over time. While stock options continue to represent a significant percentage of our equity awards, our compensation and HR committee believes that offering a portfolio of equity instruments that includes both stock options and RSUs is important to attract top talent to our commercial-stage biotechnology company, to foster our performance-driven culture aimed at setting and achieving high-value, aggressive goals and to best align our employees’ actions and motivations with the interests of our stockholders.

We do not currently have any security ownership requirements for our executive officers. In addition, we have never had a program or policy in place to coordinate equity grants with the release of material non-public information. However, as part of our insider trading prevention policy, our executive officers are prohibited from engaging in any hedging or monetization transactions of our common stock, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds.

Initial Equity Awards

We make an initial equity award to all new employees, including our executive officers, in connection with the commencement of their employment. These initial grants are intended to provide the employee with the incentive to build value in the organization over an extended period of time and to maintain competitive levels of total compensation. In 2017, and consistent with recent prior years, these initial grants were in the form of stock options and RSUs, with stock options continuing to make up a significant percentage of such grants. Since our IPO in February 2010, these awards were for shares of our Class A common stock, and awards made prior to our IPO were for shares of our Class B common stock. Such stock options have an exercise price equal to the fair market value of our common stock on the grant date and typically vest over four years as to 25% of the shares on the first anniversary of the date of hire and as to 1/48th of the total shares each month thereafter for the next 36 months. Such RSUs typically vest over four years as to 25% on each approximate anniversary of the date of grant.

Annual Equity Awards

Our practice is to make annual equity awards to all employees, including our named executive officers, as part of our annual compensation program, and historically we have granted such awards in February or March of each year based on our performance in the prior year. Our named executive officers have a choice of the mix for their annual equity awards and can select from the following choices: 100% stock options, 75% stock options and 25% RSUs or 50% stock options and 50% RSUs, with the balance of our employees being provided this or greater equity choice. We believe this equity choice model allows our employees to balance the overall risk profile of their annual equity grants by providing them with the opportunity to diversify their portfolio of equity awards, and also keeps our compensation practices competitive with our peers with whom we compete for talent, while continuing to align the interests of our employees with those of our stockholders. Since our IPO in February 2010, these grants were for shares of our Class A common stock, and awards made prior to our IPO were for shares of our Class B common stock. Such stock option grants have an exercise price equal to the fair market value of our common stock on the grant date and typically vest over four years as to 1/48th of the award on each monthly anniversary of the vesting commencement date, which is January 1 of the applicable year. Such RSUs typically vest over four years as to 25% on each approximate anniversary of the date of grant.

Our compensation and HR committee does not apply a rigid formula in allocating equity awards to our executive officers as a group or to any particular executive officer, but does emphasize the achievement of corporate goals in determining each annual performance award for our named executive officers, other than Dr. Hecht. Substantially all of Dr. Hecht’s annual performance award is based on the achievement of our corporate goals. In addition, our compensation and HR committee leverages its experience, exercising its judgment and discretion, and considers, among other things, the role and responsibility of the named executive officer, the named executive officer’s performance, competitive factors, input from PM and market data, the amount of stock-based equity compensation already held by the named executive officer, the mix of total direct compensation received by the named executive officer and the total number of awards to be made to all participants during the year. Based upon these factors, our compensation and HR committee determines the size of the long-term equity incentives at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value. Throughout the year, our compensation and HR committee may award additional grants as circumstances warrant.

Milestone-Based Equity Awards

Our named executive officers and a number of our employees have a portion of their incentive compensation in periodic grants of milestone-based equity awards that vest upon the achievement of major value-creating events which may occur many years from the date of grant. We believe milestone-based equity awards align our employees with our stockholders’ best interests and motivate our employees to apply their best efforts toward the accomplishment of these long-term value-creating events.

Severance or Change of Control Arrangements

Our board, through our compensation and HR committee, periodically assesses our executive severance and change of control arrangements to, among other things, ensure that such benefits are competitive with those of our peers. As approved by our compensation and HR committee, we have entered into severance arrangements with each of our executive officers. We believe these arrangements serve to better align our executive severance practices with those of our peers, which is particularly important as we seek out top talent from companies like our peers and to foster our performance-driven culture aimed at setting and achieving high-value, aggressive goals. Our executive severance arrangements and change of control plan are described in more detail below.

Executive Severance Arrangements

We have entered into severance arrangements with each of our executive officers. Under the severance arrangements, our executive officers are eligible to receive certain benefits in the event of an involuntary termination without “cause” or a “constructive termination” (each as defined below under the caption Potential Payments Upon Termination or Change of Control—Executive Severance Arrangements), including an amount equal to his or her base salary and target bonus for the current year, a pro rata amount of his or her target bonus for the current year (pro-rated based on the percentage of the year worked prior to the triggering event), his or her actual bonus for the prior year if not yet paid and 12 months of benefit continuation. These benefits are only payable if the executive officer has complied with all of our rules and policies, executed a separation agreement that includes a release of claims and complies with his or her post-employment obligations of non-disclosure, non-competition and non-solicitation to Ironwood. If the triggering event occurs in connection with a change of control of Ironwood, the severance arrangements provide that the executive officer will be entitled to receive the greater of the benefits under his or her severance arrangement and the benefits under the change of control plan in effect at the time of such termination, on a payment-by-payment and benefit-by-benefit basis. The severance arrangements further provide that in connection with the sale of all or substantially all of the assets of Ironwood we will cause the acquirer of such assets to assume the arrangements.

We believe that offering our executive officers these payments and benefits facilitates the operation of our business, allows them to better focus their time, attention and capabilities on our business, assists us in recruiting and motivating key executive officers, and provides for a clear and consistent approach to managing involuntary departures with mutually understood separation benefits. A further description of the severance arrangements is set forth below under the caption Potential Payments Upon Termination or Change of Control—Executive Severance Arrangements.

Change of Control Severance Benefit Plan

We have a change of control plan that applies to all of our employees regardless of title or role, including our executive officers, and provides for certain payments and benefits in connection with or following a termination of employment associated with a “change of control” (as defined below under the caption Potential Payments Upon Termination or Change of Control—Change of Control Severance Benefit Plan). We maintain this change of control plan on the premise that innovative ideas and the associated intellectual property generated from these ideas are the basis upon which economic value is created in the biopharmaceutical industry and that our employees are the source of these value-creating ideas. The potential for a change of control or other event that could substantially change the nature and structure of Ironwood could therefore adversely affect our ability to recruit and motivate employees. The change of control plan is designed to encourage employees to bring forward their best ideas by providing them with the knowledge that if a change of control occurs, and their employment is terminated as a result thereof, they will have an opportunity to share in the value that they helped create for our stockholders, regardless of their employment status at Ironwood after the change of control. The key goals of our change of control plan are to recognize the value of employees’ contributions to us through the acceleration of equity awards solely with time-based vesting, and to ensure employees have a reasonable period of time within which to locate suitable employment without undue financial hardship. We believe that our change of control plan is a positive recruitment tool in attracting top talent to Ironwood and enhances our ability to recruit and motivate management-level employees.

A further description of the change of control plan and the potential payments to our named executive officers pursuant to the plan is set forth below under the captions Potential Payments Upon Termination or Change of Control—Change of Control Severance Benefit Plan and—Potential Payments Upon Termination or Change of Control.

Other Compensation

We maintain broad-based benefits that are provided to all employees, including health insurance, life and disability insurance, dental insurance, fitness and transportation stipends, and a 401(k) plan with a 75% matching company contribution on the first $8,000 of an employee’s annual contribution.

We also maintain a relocation program under which we make certain benefits available to newly hired and existing employees, including executive officers, who are relocating to accept a new position with Ironwood. Our relocation program covers reasonable expenses associated with the move and certain relocation services, including, as applicable, temporary housing assistance payments and a lump sum relocation allowance, departure home sale assistance, rental assistance, new home search assistance, home purchase assistance, moving of household goods and vehicles assistance, and reimbursement of final trip expenses to the new area. We also provide tax assistance to our relocating employees to cover the costs associated with certain non-deductible relocation expenses, as we believe that this benefit is important to our ability to attract and motivate employees. Under our relocation program, participants are required to pay back the full amount of all relocation reimbursements in the event that they voluntarily terminate their employment or are terminated for “cause” within 12 months following the payment date of their last relocation reimbursement.

Other than our broad-based benefits, or as otherwise described herein, none of our named executive officers receive perquisites of any nature.

Tax and Accounting Considerations

While our compensation and HR committee generally considers the tax and accounting implications of its executive compensation decisions, neither element was a material consideration in the compensation awarded to our named executive officers in 2017.

Compensation Practices and Risk

Our compensation and HR committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on Ironwood. In making this determination, our compensation and HR committee considered the following:

•      our use of different types of compensation vehicles provides a balance of long- and short-term incentives with fixed and variable components;

•      we grant equity-based awards with time-based vesting and milestone-based vesting, both of which encourage participants to look to long-term appreciation in equity values;

•      our annual bonus determinations for each employee are dependent on achievement of company goals, which we believe promote long-term value; and

•      our system of internal control over financial reporting and code of business conduct and ethics, among other things, reduce the likelihood of manipulation of our financial performance to enhance payments under any of our incentive plans.

Summary Compensation Table

The following table sets forth information regarding the compensation paid or accrued to, or earned by, each of our named executive officers during the years ended December 31, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Peter M. Hecht, Ph.D.	2017	100,000		—	5,887,416	—	8,040	5,995,456
Chief Executive Officer	2016	100,000		—	4,135,830	—	8,065	4,243,895
	2015	100,000		—	4,017,546	—	7,440	4,124,986

Gina Consylman*	2017	334,263	(4)	440,213	—	185,000	8,040	967,516
Chief Financial Officer and Senior Vice President	2016	—		—	—	—	—	—
	2015	—		—	—	—	—	—

Mark G. Currie, Ph.D.	2017	470,000		—	1,936,650	210,000	8,040	2,624,690
Senior Vice President, Chief Scientific Officer and President of R&D	2016	454,000		—	1,092,045	301,000	8,040	1,855,085
	2015	440,000		341,688	1,380,394	255,200	7,440	2,424,722

Halley E. Gilbert	2017	440,000		670,800	619,728	195,000	8,040	1,933,568
Senior Vice President, Chief Legal Officer and Secretary	2016	423,000		332,800	302,055	280,000	8,040	1,345,895
	2015	410,000		499,075	408,865	225,500	7,440	1,550,880

Thomas A. McCourt	2017	450,000		440,213	1,220,090	191,000	8,040	2,309,343
Senior Vice President, Marketing and Sales and ChiefCommercial Officer	2016	435,000		—	813,225	288,000	8,040	1,544,265
	2015	420,000		253,825	693,293	243,600	7,440	1,618,158

Tom Graney*	2017	310,890		356,363	987,692	—	30,050	1,684,995
Former Chief Financial Officer and Senior Vice President, Finance and Corporate Strategy	2016	435,000		179,200	487,935	257,000	145,577	1,504,712
	2015	420,000		89,034	242,475	231,000	113,880	1,096,389

* Mr. Graney departed from Ironwood on September 13, 2017. Ms. Consylman, became our chief financial officer effective November 27, 2017. Ms. Consylman was previously our interim chief financial officer from September 13, 2017 through November 26, 2017.

(1)

For 2017, reflects the fair value of time-based RSU and stock option awards on the date of grant calculated in accordance with Financial Accounting Standards Board issued Accounting Standards Codification 718, Compensation—Stock Compensation, or ASC 718. For a discussion of the assumptions used in the valuation of awards made in 2017, see Note 15 to our consolidated financial statements for the year ended December 31, 2017 included in the Original Report. All values reported exclude the effects of potential forfeitures.

For Ms. Consylman, reflects an RSU award granted as an annual performance award for her performance as Vice President of Finance and Chief Accounting Officer.

(2)	Consists of payments made under our annual cash bonus program in the following year for performance in the identified year, as described above under the caption Compensation Actions in 2017 and 2018.

(3)

For each executive officer, $6,000 of such amount consists of matching contributions made under our 401(k) plan, as well as an amount attributable to a transportation stipend and a fitness stipend. For Mr. Graney, such amount for 2017 also includes $22,481 for unused and accrued vacation time paid in connection with his departure from Ironwood in September 2017. Pursuant to our relocation program, Mr. Graney paid back to Ironwood $50,000 of relocation reimbursements in connection with his departure, which is not reflected as a deduction in the table above.

(4)

Reflects Ms. Consylman’s pro-rated salary of $325,700 for the period from January 1, 2017 through November 26, 2017 and her pro-rated salary of $415,000 for the period from November 27, 2017 through December 31, 2017.

Grants of Plan-Based Awards

The following table sets forth information regarding non-equity and equity awards granted to each of our named executive officers during the year ended December 31, 2017. All non-equity incentive plan awards were made pursuant to our cash bonus program described in more detail above under the caption Elements of Executive Compensation and Determination of Amounts—Annual Bonus. We granted RSUs and stock option awards to our named executive officers in 2017 in recognition of performance in 2016. All RSUs granted in 2017 represented the right to receive shares of our Class A common stock and all stock options granted in 2017 consisted of options to purchase shares of our Class A common stock with an exercise price equal to the fair market value of our Class A common stock on the date of grant. All such equity awards were granted under our 2010 Plan. The vesting schedule of each RSU and each option included in the following table is described in the footnotes to the Outstanding Equity Awards at Fiscal Year-End table.

	Grant	Compensation and HR Committee Approval Date (if different than	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	All Other Stock Awards: Number of Shares of Stock or		All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date	Grant Date)	Target ($)	Units(#)		(#)	($/Sh)	($)(2)
Peter M. Hecht, Ph.D.	2/27/2017	1/25/2017	—	—		760,000	16.77	5,887,416
	—	—	50,000	—		—	—	—

Gina Consylman	2/27/2017	1/25/2017	—	26,250	(3)	—	—	440,213
	—	—	207,500	—		—	—	—

Mark G. Currie, Ph.D.	2/27/2017	1/25/2017	—	—		250,000	16.77	1,936,650
	—	—	235,000	—		—	—	—

Halley E. Gilbert	2/27/2017	1/25/2017	—	—		80,000	16.77	619,728
	2/27/2017	1/25/2017	—	40,000		—	—	670,800
	—	—	220,000	—		—	—	—

Thomas A. McCourt	2/27/2017	1/25/2017	—	—		157,500	16.77	1,220,090
	2/27/2017	1/25/2017	—	26,250		—	—	440,213
	—	—	225,000	—		—	—	—

Tom Graney	2/27/2017	1/25/2017	—	—		127,500	16.77	987,692
	2/27/2017	1/25/2017	—	21,250		—	—	356,363
	—	—	222,500	—		—	—	—

(1)           Consists of the target cash bonus payment for 2017 performance under our cash bonus program. As described in more detail above under the caption Elements of Executive Compensation and Determination of Amounts—Annual Bonus, in 2017 each of our named executive officers, other than Dr. Hecht, had an individual bonus target of 50% of his or her base salary, 70% of which was tied solely to the achievement of our corporate goals for 2017 (which was not determined as of December 31, 2017) and 30% of which was tied to the achievement of corporate and individual performance goals (the range of which was not determined as of December 31, 2017). Dr. Hecht’s bonus, with an individual bonus target of 50% of his base salary, was to be determined based on the achievement of our corporate goals. Actual bonus payments for 2017 performance are set forth in the Summary Compensation Table above.

(2)           Reflects the fair value of time-based RSU and stock option awards on the date of grant calculated in accordance with ASC 718.

For a discussion of the assumptions used in the valuation of the time-based RSU awards and stock option awards granted to our named executive officers in 2017, see footnote 2 to the Summary Compensation Table above.

(3)           Reflects an RSU award granted as an annual performance award for Ms. Consylman’s performance as Vice President of Finance and Chief Accounting Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by each of our named executive officers on December 31, 2017 the last day of our last fiscal year.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option to Purchase Class Common Stock	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Peter M. Hecht, Ph.D.	110,000	—	—	4.89	B	2/11/2019	(3)	—	—
	20,000	—	20,000	5.48	B	7/28/2019	(4)	—	—
	125,000	—	—	11.25	A	2/2/2020	(3)	—	—
	175,000	—	—	11.11	A	2/1/2021	(3)	—	—
	300,000	—	—	14.72	A	2/1/2022	(3)	—	—
	375,000	—	—	13.08	A	2/1/2023	(3)	—	—
	318,229	6,771	—	14.11	A	3/3/2024	(5)	—	—
	411,979	153,021	—	15.62	A	3/16/2025	(5)	—	—
	426,458	463,542	—	10.24	A	3/1/2026	(5)	—	—
	174,166	585,834	—	16.77	A	2/27/2027	(5)	—	—

Gina Consylman	35,000	5,000	—	15.48	A	7/01/2024	(6)	—	—
	6,197	2,303	—	15.62	A	3/16/2025	(5)	—	—
	2,812	2,188	—	11.45	A	9/16/2025	(5)	—	—
	14,375	15,626	—	10.24	A	3/1/2026	(5)	—	—
	—	—	—	—	—	—		48,749	730,748

Mark G. Currie, Ph.D.	60,000	—	—	3.76	B	1/31/2018	(3)	—	—
	50,000	—	—	4.89	B	2/11/2019	(7)	—	—
	125,000	—	—	4.89	B	2/11/2019	(3)	—	—
	20,000	—	20,000	5.48	B	7/28/2019	(4)	—	—
	90,000	—	—	11.25	A	2/2/2020	(3)	—	—
	110,000	—	—	11.11	A	2/1/2021	(3)	—	—
	110,000	—	—	14.72	A	2/1/2022	(3)	—	—
	200,000	—	—	13.08	A	2/1/2023	(3)	—	—
	83,229	1,771	—	14.11	A	3/3/2024	(5)	—	—
	95,702	35,548	—	15.62	A	3/16/2025	(5)
	25,000	—	25,000	15.62	A	3/16/2025	(8)	—	—
	112,604	122,396	—	10.24	A	3/1/2026	(5)	—	—
	57,291	192,709	—	16.77	A	2/27/2027	(5)
	—	—	—	—	—	—		10,937	163,946

Halley E. Gilbert	50,000	—	—	4.89	B	2/11/2019	(3)	—	—
	20,000	—	20,000	5.48	B	7/28/2019	(4)	—	—
	60,000	—	—	11.25	A	2/2/2020	(3)	—	—
	60,000	—	—	11.11	A	2/1/2021	(3)	—	—
	30,000	—	—	11.83	A	12/12/2021	(3)	—	—
	45,000	—	—	14.72	A	2/1/2022	(3)	—	—
	30,000	—	—	13.08	A	2/1/2023	(3)	—	—
	25,000	—	—	11.51	A	12/2/2023	(3)	—	—
	63,646	1,354	—	14.11	A	3/3/2024	(5)	—	—
	41,927	15,573	—	15.62	A	3/16/2025	(5)	—	—
	31,145	33,855	—	10.24	A	3/1/2026	(5)	—	—
	18,333	61,667	—	16.77	A	2/27/2027	(5)	—	—
	—	—	—	—	—	—		78,749	1,180,448

Thomas A. McCourt	130,000	—	—	5.48	B	9/7/2019	(6)	—	—
	120,000	—	40,000	5.48	B	9/7/2019	(9)	—	—
	20,000	—	—	11.25	A	2/2/2020	(3)	—	—
	95,000	—	—	11.11	A	2/1/2021	(3)	—	—
	95,000	—	—	14.72	A	2/1/2022	(3)	—	—
	110,000	—	—	13.08	A	2/1/2023	(3)	—	—
	78,333	1,667	—	14.11	A	3/3/2024	(5)	—	—
	71,093	26,407	—	15.62	A	3/16/2025	(5)	—	—
	83,854	91,146	—	10.24	A	3/1/20226	(5)	—	—
	36,093	121,407	—	16.77	A	2/27/2027	(5)	—	—
	—	—	—	—	—	—		34,374	515,266

Tom Graney	—	—	—	—	—	—		—	—

(1)	The RSUs vest over four years as to 25% of the award on each approximate anniversary of the grant thereof.

(2)	Market value is calculated by multiplying the number of RSUs that have not vested by the closing price of our common stock on the NASDAQ Global Select Market on December 29, 2017, which was $14.99.

(3)

The options vest as to 1.25% on each monthly anniversary of the vesting commencement date for the first 36 months, and as to 4.5833% of the award on each monthly anniversary thereafter until fully vested.

(4)

The options vested as to (a) 50% of the shares upon acceptance by the FDA of a second NDA for a product from an internal or external development program (excluding supplemental NDAs for linaclotide, but including NDAs for linaclotide combination products) and vest as to (b) 50% of the shares upon the achievement of $1 billion in annual (calendar year) net global pharmaceutical product sales (including partnered or licensed product revenue). External development programs shall be pre-qualified for milestone vesting eligibility by our compensation and HR committee as of the time of program initiation at Ironwood.

(5)	The options vest as to 1/48th of the shares on each monthly anniversary of the vesting commencement date until fully vested.

(6)	The options vest as to 25% of the shares on the first anniversary of the vesting commencement date and 1/48th of the shares each month thereafter for the next 36 months.

(7)	The option vested as to 100% of the shares on the grant date.

(8)

The options vest in two equal installments of 25,000 options each. The option vested as to 25,000 shares upon the first-dosing in the first clinical study of the next phase following achievement of proof of concept for the first internally derived or externally accessed product (other than linaclotide) qualified by our compensation and HR committee as targeting a new indication, category or market. The option vests as to the remaining 25,000 shares upon the first-dosing in the first clinical study of the next phase following achievement of proof of concept for the second internally derived or externally accessed product (other than linaclotide) qualified by our compensation and HR committee as targeting a new indication, category or market.

(9)

The option vested as to (a) 25% of the shares immediately upon the first acceptance by the FDA of an NDA filed by us; (b) 25% of the shares upon the first commercial sale of linaclotide; and (c) 25% of the shares upon acceptance by the FDA of a second NDA for a product from an internal or external development program (excluding supplemental NDAs for linaclotide, but including NDAs for linaclotide combination products); and the remaining portion of the option vests as to (d) 25% of the shares upon the achievement of $1 billion in annual (calendar year) net global pharmaceutical product sales (including partnered or licensed product revenue).

Options Exercised and Stock Vested Table

The following table sets forth certain information regarding the exercise of options to purchase our common stock and the vesting of RSUs that were held by our named executive officers during the year ended December 31, 2017.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Peter M. Hecht, Ph.D.	205,987	(3)	2,430,048	—	—
Gina Consylman	—		—	8,063	131,282
Mark G. Currie, Ph.D.	150,000	(4)	1,923,321	5,469	93,629
Halley E. Gilbert	72,385	(5)	1,045,281	15,313	262,159
Thomas A. McCourt	30,000	(6)	381,557	4,063	69,559
Tom Graney	250,232	(7)	791,690	5,800	99,296

(1)           Computed by determining the difference between the market price of our Class A common stock upon exercise and the exercise price of the exercised stock option.

(2)           Computed by multiplying the number of shares of Class A common stock underlying the vested RSUs by the market price of our Class A stock on the vesting date. This amount represents the total number of shares that vested; however, a portion of such shares were sold to satisfy tax withholding obligations.

(3)           Includes 26,595 shares of Class B common stock that Dr. Hecht acquired through an option exercise, as such stock options were expiring, and then held, thereby increasing his ownership of our Class B common stock by such amount. As of the date hereof, Dr. Hecht continues to hold these shares. Also includes 179,392 shares of our Class B common stock that Dr. Hecht acquired through option exercises and then sold on the open market, as such stock options were expiring. In order to effect the sales, the shares of Class B common stock were converted into shares of Class A common stock in accordance with our certificate of incorporation.

(4)           Includes 90,000 shares of Class B common stock that Dr. Currie acquired through option exercises, as such stock options were expiring, and then held, thereby increasing his ownership of our Class B common stock by such amount. As of the date hereof, Dr. Currie continues to hold these shares. Also includes 60,000 shares of our Class B common stock that Dr. Currie acquired through an option exercise and then sold on the open market. In order to effect these sales, the shares of Class B common stock were converted into shares of Class A common stock in accordance with our certificate of incorporation.

(5)           Represents 72,385 shares of our Class B common stock that Ms. Gilbert acquired through option exercises and then sold on the open market. In order to effect these sales, the shares of Class B common stock were converted into shares of Class A common stock in accordance with our certificate of incorporation.

(6)           Represents 30,000 shares of our Class B common stock that Mr. McCourt acquired through option exercises and then sold on the open market. In order to effect these sales, the shares of Class B common stock were converted into shares of Class A common stock in accordance with our certificate of incorporation.

(7)           Includes 20,338 shares of Class A common stock that Mr. Graney acquired through an option exercise and then held. Includes 229,894 shares of our Class A common stock that Mr. Graney acquired through option exercises in connection with the expiration of such options as a result of his departure from Ironwood in September 2017 and then sold on the open market.

Potential Payments Upon Termination or Change of Control

Except as described below, there are currently no other agreements or arrangements pursuant to which our named executive officers would receive severance benefits in the event of a separation from Ironwood.

Named Executive Officer Severance Arrangements

We have entered into severance arrangements with each of our named executive officers. Under the severance arrangements, our named executive officers are eligible to receive the following benefits in the event of an involuntary termination without Cause or a Constructive Termination (each as defined below), provided the named executive officer has complied with all of our rules and policies, executed a separation agreement that includes a release of claims and complies with his or her post-employment obligations of non-disclosure, non-competition and non-solicitation to Ironwood:

•      an amount equal to 12 months of his or her current base salary, a pro rata amount of his or her target annual cash incentive award for the current year (pro-rated based on the percentage of the year worked prior to the triggering event), an amount equal to his or her full target annual cash incentive award for the current year, and an amount equal to his or her actual annual cash incentive award for the prior year if such amount has not already been paid to him or her; and

•      benefit continuation under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, with Ironwood contributing to the cost of such coverage in the same amount as if the executive officer was actively employed, plus COBRA administrative fees, for 12 months following the triggering event. The named executive officers are also eligible to receive outplacement assistance consistent with industry standards.

If the triggering event occurs in connection with a change of control of Ironwood, the severance arrangements provide that the named executive officer will be entitled to receive the greater of the benefits under his or her severance arrangement and the benefits under the change of control plan in effect at the time of such termination, on a payment-by-payment and benefit-by-benefit basis. The severance arrangements further provide that in connection with the sale of all or substantially all of the assets of Ironwood we will cause the acquirer of such assets to assume the arrangements.

For purposes of the severance arrangements, “Constructive Termination” means termination of employment by the named executive officer for Good Reason (as defined below); provided that Constructive Termination shall not include any termination of employment (i) by Ironwood for Cause; (ii) by Ironwood as a result of the permanent disability of the named executive officer; (iii) as a result of the death of the named executive officer; or (iv) as a result of the voluntary termination of employment by the named executive officer for any reason other than Good Reason. “Good Reason” means the occurrence of any of the following conditions: (a) a material diminution in the named executive officer’s authority, duties or responsibilities; (b) a material diminution in the named executive officer’s total target cash compensation unless such diminution is in connection with a proportional reduction in compensation for all or substantially all named executive officers; or (c) the relocation of the named executive officer’s work place for Ironwood to a location more than 60 miles from the location of the work place prior to the Constructive Termination. The severance arrangements provide that “Cause” has the same meaning as ascribed to the term in our 2010 Plan, as most recently in effect prior to the time of termination; provided, however, that this definition of Cause shall be superseded by (I) the definition of Cause contained in an agreement between a participant and Ironwood in effect at the time of such termination, and (II) the definition of “Cause” contained in the change of control plan to the extent such termination is covered by such plan. Our 2010 Plan defines “Cause” as (A) dishonesty with respect to Ironwood, (B) insubordination, substantial malfeasance or non-feasance of duty, (C) unauthorized disclosure of confidential information, (D) breach of any provision of any employment, consulting, advisory, nondisclosure, non- competition or similar agreement with Ironwood, and (E) conduct substantially prejudicial to Ironwood’s business. See Elements of Executive Compensation and Determination of Amounts—Severance or Change of Control Arrangements—Executive Severance Arrangements for more information about our named executive officer severance arrangements.

Change of Control Severance Benefit Plan

We have a change of control plan that applies to all of our employees regardless of title or role, including our named executive officers, and provides for certain payments and benefits in connection with or following a termination of employment associated with a change of control. Pursuant to this plan, in the event of a Covered Termination (as defined below), our named executive officers are entitled to receive the following from Ironwood or its successor:

•      a lump-sum payment in an amount equal to 12 months of base salary as of the time of termination;

•      a lump-sum payment in an amount equal to the target bonus for the year in which the termination occurred, prorated for the portion of the year during which the employee was employed;

•      acceleration of all outstanding equity awards subject solely to time-based vesting as of the date of termination; and

•      continuation of medical, dental and vision benefits for the individual and his or her dependents for 12 months following termination; provided that if the individual dies or becomes covered by another employer’s group health plans during the continuation period, Ironwood is no longer required to provide such group health plans.

A Covered Termination consists of a “Termination Upon Change of Control” or a “Constructive Termination” in connection with a “Change of Control” of Ironwood. Under the change of control plan, a Change of Control occurs when:

•      any person becomes, pursuant to a transaction or a series of transactions not approved by our board, the beneficial owner, directly or indirectly, of Ironwood securities representing more than 50% of the total voting power;

•      a merger or consolidation of Ironwood, whether or not approved by our board, which results in the holders of our voting securities holding less 50% of the combined voting power of the surviving entity immediately after such merger or consolidation;

•      the sale or disposition of more than two-thirds of the assets of Ironwood; or

•      the date a majority of members of our board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of members of our board before the date of the appointment or election.

For purposes of the change of control plan, “Termination Upon Change of Control” means the actual termination of the employee without Cause (as defined below) by Ironwood during the period commencing 30 days prior to the earlier of (i) the date that Ironwood first publicly announces that it is conducting negotiations leading to a Change of Control or (ii) the date that Ironwood enters into a definitive agreement that would result in a Change of Control, and ending on the earlier of (a) the date on which Ironwood announces the definitive agreement has been terminated or that Ironwood’s efforts to consummate the Change of Control have been abandoned or (b) the date that is twenty-four months after the Change of Control, and “Constructive Termination” means the termination of employment by the employee for Good Reason (as defined below) within twenty-four months after the occurrence of any Change of Control; provided that a Termination Upon Change of Control or a Constructive Termination shall not include any termination of employment (A) by Ironwood for Cause; (B) by Ironwood as a result of the permanent disability of the employee; (C) as a result of the death of the employee; or (D) as a result of the voluntary termination of employment by the employee for any reason other than Good Reason. “Good Reason” means the occurrence of any of the following conditions following a Change of Control: (I) a material diminution in the employee’s authority, duties and responsibilities; (II) a material diminution in the employee’s total target cash compensation unless such diminution is in connection with a proportional reduction in compensation for all or substantially all similarly situated employees; (III) the relocation of the employee’s work place for Ironwood to a location more than 60 miles from the location of the work place prior to the Change of Control; or (IV) any other action or inaction that constitutes a material breach by such employee’s employer (after the Change of Control) of any agreement with the employee under which the employee is then providing services. “Cause” means (aa) theft, a material act of fraud, intentional falsification of employment or Ironwood records or the commission of any criminal act; (bb) improper disclosure or use of Ironwood’s confidential, business or property information; (cc) gross negligence or willful misconduct in the performance of assigned duties that causes demonstrable harm to Ironwood; or (dd) repeated failure to perform job responsibilities in accordance with written instructions from a supervisor.

We will require any successor to assume and agree to perform the change of control plan. Receipt of any payments or benefits under the change of control plan at the time of termination will be conditioned on the employee executing a written release of Ironwood from any and all claims arising in connection with his or her employment. See Elements of Executive Compensation and Determination of Amounts—Severance or Change of Control Arrangements—Change of Control Severance Benefit Plan for more information about our change of control plan.

Equity Acceleration in the Event of Death

For all employees, including our named executive officers, outstanding stock option and RSU awards subject solely to time-based vesting accelerate in full in the event of the death of the award holder. This term applies to all outstanding time-based stock option and RSU awards made under our equity incentive plans, including the 2010 Plan. Further, our current form of stock option and RSU agreements for awards issued under our 2010 Plan include similar provision for the acceleration of unvested time-based awards upon the death of an award holder, including our named executive officers.

Potential Payments Upon Termination or Change of Control

The following table presents our estimate of the amount of severance benefits to which each of our named executive officers would be entitled if a termination occurred on December 29, 2017 under the circumstances set forth in the column headings. The closing price of our common stock as listed on the NASDAQ Global Select Market on December 29, 2017 was $14.99 per share.

Name	Executive Payments and Benefits upon Termination	Involuntary Termination without Cause or a Constructive Termination(1)	Termination Following Change of Control(2)	Death(3)
Peter M. Hecht, Ph.D.	Cash Severance	$100,000	$100,000	$—
	Non-Equity Incentive Plan Compensation	$100,000	$100,000	$—
	Equity Acceleration(4)
	Options	$—	$2,207,783	$2,207,783
	RSUs	$—	$—	$—
	Continuation of Health Benefits	$21,031	$21,031	$—
	Total	$221,031	$2,428,814	$2,207,783
Gina Consylman	Cash Severance	$415,000	$415,000	$—
	Non-Equity Incentive Plan Compensation	$415,000	$415,000	$—
	Equity Acceleration(4)
	Options	$—	$81,964	$81,964
	RSUs	$—	$730,748	$730,748
	Continuation of Health Benefits	$21,031	$21,031	$—
	Total	$851,031	$1,663,743	$812,712
Mark G. Currie, Ph.D.	Cash Severance	$470,000	$470,000	$—
	Non-Equity Incentive Plan Compensation	$470,000	$470,000	$—
	Equity Acceleration(4)
	Options	$—	$582,939	$582,939
	RSUs	$—	$163,946	$163,946
	Continuation of Health Benefits	$7,787	$7,787	$—
	Total	$947,787	$1,694,672	$746,885
Halley E. Gilbert	Cash Severance	$440,000	$440,000	$—
	Non-Equity Incentive Plan Compensation	$440,000	$440,000	$—
	Equity Acceleration(4)
	Options	$—	$162,003	$162,003
	RSUs	$—	$1,180,448	$1,180,448
	Continuation of Health Benefits	$21,031	$21,031	$—
	Total	$901,031	$2,243,482	$1,342,451
Thomas A. McCourt	Cash Severance	$450,000	$450,000	$—
	Non-Equity Incentive Plan Compensation	$450,000	$450,000	$—
	Equity Acceleration(4)
	Options	$—	$434,410	$434,410
	RSUs	$—	$515,266	$515,266
	Continuation of Health Benefits	$8,244	$8,244	$—
	Total	$908,244	$1,857,920	$949,676
Tom Graney(5)	Cash Severance	$—	$—	$—
	Non-Equity Incentive Plan Compensation	$—	$—	$—
	Equity Acceleration(4)
	Options	$—	$—	$—
	RSUs	$—	$—	$—
	Continuation of Health Benefits	$—	$—	$—
	Total	$—	$—	$—

(1)                                 Represents amounts payable under the terms of the named executive officer severance arrangements. Non-equity incentive plan compensation payment amount assumes no bonus amounts for 2017 have been paid to the executive as of December 31, 2017, and that all 2016 bonus amounts have been paid as of such date, in each case, as would be consistent with Ironwood’s historical practice.

(2)                                 As provided under the terms of the named executive officer severance arrangements, represents the greater of the amount payable under the severance arrangements and the change of control plan on a payment-by-payment and benefit-by-benefit basis.

(3)                                 Represents the value of the accelerated time-based stock option and RSU awards for each named executive officer.

(4)                                 With respect to options, reflects the in-the-money value of the unvested portion of such executive officer’s options that have vesting provisions based solely on time, and not performance milestones. The value is calculated by multiplying the amount (if any) by which $14.99, the closing price of our Class A common stock on the NASDAQ Global Select Market on December 29, 2017, exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option. With respect to RSUs, the value is calculated by multiplying the number of unvested RSUs with vesting provisions based solely on time (if any) by $14.99, the closing price of our Class A common stock on the NASDAQ Global Select Market on December 29, 2017.

(5)                                 Mr. Graney’s employment with us terminated in September 2017, and he did not receive any benefits under his severance arrangement or the change of control plan in connection with his departure.

CEO Pay Ratio

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the median of the annual total compensation of our employees, the annual total compensation of our principal executive officer, Dr. Hecht, and the ratio of these two amounts. For 2017, our last completed fiscal year:

•                  The estimated median of the annual total compensation of all employees of our company (other than Dr. Hecht) was $162,177; and

•                  Dr. Hecht’s annual total compensation, as reported in the Summary Compensation Table included elsewhere in this Amendment, was $5,995,456.

Based on this information for 2017, we estimate that the ratio of the annual total compensation of Dr. Hecht to the median annual total compensation of all employees was 37 to 1. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records, and the methodology described below. Because the SEC rules for identifying the median of the annual total compensation of our employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio for Ironwood, as other companies have employees based in different locations (including other countries), have different business models and employee needs, have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and Dr. Hecht, we took the following steps:

•                  We determined that, as of October 9, 2017, our employee population consisted of approximately 720 individuals with all of these individuals located in the United States. This population consisted of our full- and part-time employees. We selected October 9, 2017, which is within the last three months of 2017, as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.

•                  To identify the “median employee” from our employee population, we compared the amount of salary and wages (including cash bonuses and incentives) of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2017. In addition, since we widely distribute annual equity awards to our employees as part of our owner-oriented compensation philosophy, we included the grant date fair value of such awards in the compensation measure. In making this determination, we annualized the compensation of approximately 109 full-time employees who were hired in 2017 but did not work for us for the entire fiscal year.

•                  We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is Dr. Hecht, we did not make any cost-of-living adjustments in identifying the “median employee.”

•                  Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2017 in accordance with applicable SEC rules, resulting in annual total compensation of $162,177. The difference between such employee’s salary and wages, bonuses, and the grant date fair value of the employee’s equity grants, and the employee’s annual total compensation represents the estimated value of such employee’s fitness stipend and 401(k) matching contributions.

•                  With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table for 2017.

Director Compensation

As with our executive compensation, our director compensation philosophy emphasizes compensation in the form of equity, as we believe it aligns our directors’ interests with those of our stockholders. As such, the vast majority of the compensation that our non-employee directors receive for service on our board is paid in the form of restricted stock. Vesting of these shares of restricted stock is contingent on each non-employee director continuing to serve as a member of the board on the last day of each applicable vesting period. Further, whether the shares of restricted stock are vested or not, no director may transfer any shares of restricted stock while such person is a director of Ironwood, subject to limited exceptions. We believe these forfeiture and transfer restrictions under our director compensation plan effectively create stock ownership guidelines for our directors in that they ensure that the interests of our directors, each of whom has equity in the business, are aligned with those of our stockholders and they focus our directors on maximizing long-term value.

Under our director compensation plan, effective January 1, 2014, at each annual meeting of stockholders our non-employee directors receive an annual grant of the number of restricted shares of our Class A common stock calculated by dividing (i) the dollar amount for total director compensation approximating the 25th percentile of our current peer group on the date of grant, by (ii) the average closing price of our Class A common stock on the NASDAQ Global Select Market for the six months preceding the month in which the applicable annual meeting of stockholders occurs. Such restricted shares vest 25% on each three-month anniversary of the grant date over a nine-month period and the remaining 25% on the day before the date of the annual meeting of stockholders for the next calendar year. For 2017, our compensation and HR committee determined that the 25th percentile for total director compensation for our peer group was approximately $250,000. Accordingly, on May 31, 2017, the date of our 2017 annual meeting of stockholders, each of our non-employee directors received a grant of restricted stock consistent with the foregoing terms and valuation.

In addition, pursuant to our director compensation plan, the chair of our board and each of the committee chairs receives annual compensation of $10,000, payable quarterly in unrestricted stock or cash at the individual director’s election. Shares of our Class A common stock issued to our directors under our director compensation plan are granted under our 2010 Plan, in which our directors are eligible to participate. Further, non-employee directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and its committees.

The following table sets forth information regarding the compensation earned during the year ended December 31, 2017 by each of our directors other than Dr. Hecht, who does not receive compensation for his service as a director. Dr. Hecht’s compensation for his service as our chief executive officer is described in our Compensation Discussion and Analysis and in the Summary Compensation Table and related footnotes included elsewhere in this Amendment.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		All Other Compensation ($)		Total ($)
Andrew Dreyfus	—		276,719		—		276,719
Marsha H. Fanucci	10,000	(2)	276,719		—		286,719
Terrance G. McGuire	9,961	(3)	276,719		—		286,680
Julie H. McHugh	5,852	(4)	276,719		—		282,571
Lawrence S. Olanoff, M.D., Ph.D.	—		276,719		12,500	(5)	289,219
Edward P. Owens	10,000	(6)	276,719		—		286,719
Amy W. Schulman	—		426,454	(7)	—		426,454
Christopher T. Walsh, Ph.D.	4,137	(8)			—		4,137
Douglas E. Williams, Ph.D.	—		276,719		—		276,719

(1)                                 On May 31, 2017, each non-employee member of our board of directors, except Dr. Walsh who transitioned off of our board of directors on such date, received a restricted stock grant in the amount of 15,625 shares of Class A common stock for service to Ironwood from the date of our 2017 annual meeting of stockholders to the date of our 2018 annual meeting of stockholders. The amount of this restricted stock grant was determined by dividing (i) $250,000 (the dollar amount for total director compensation approximating the 25th percentile of our current peer group on the date of grant), by (ii) the average closing price of our Class A common stock on the NASDAQ Global Select Market for the six months preceding the month of the 2017 annual meeting of stockholders. Such award of restricted stock had a grant date fair value of $17.71 per share and was granted pursuant to the terms of our director compensation plan. As of December 31, 2017, 7,812 shares from each such restricted stock award remained unvested.

(2)                                 Ms. Fanucci received this compensation for her services as the chair of our audit committee in 2017.

(3)                                 Mr. McGuire received this compensation for his service as the chair of our board for 2017. Pursuant to our director compensation plan, Mr. McGuire elected to receive this compensation in unrestricted shares of our Class A common stock. Mr. McGuire received a total of 596 shares of our Class A common stock for such chair service in 2017.

(4)                                 Ms. McHugh received this compensation for her service as the chair of our governance and nominating committee for a portion of 2017.

(5)                                 Dr. Olanoff received this compensation for his service as a member of our Pharmaceutical Advisory Committee for 2017.

(6)                                 Mr. Owens received this compensation for his services as the chair of our compensation and HR committee for 2017.

(7)                                 Ms. Schulman was elected a director effective January 1, 2017. On such date, and in connection with her election, Ms. Schulman received an award of 9,793 restricted shares of our Class A common stock, which award represented a prorated portion of the award of restricted shares made to our other non-employee directors on June 1, 2016, our 2016 annual meeting date. Such award of restricted stock had a grant date fair value of $15.29 per share (the closing price of our Class A common stock on the NASDAQ Global Select Market on December 30, 2016) and was granted pursuant to the terms of our director compensation plan. As of December 31, 2017, all of such restricted shares had vested.

(8)                                 Dr. Walsh received this compensation for his service as the chair of our governance and nominating committee for a portion of 2017. Pursuant to our director compensation plan, Dr. Walsh elected to receive this compensation in unrestricted shares of our Class A common stock. Dr. Walsh received a total of 236 shares of our Class A common stock for such chair service in 2017.

Compensation Committee Report:

We have:

1.                                      reviewed and discussed with management the Compensation Discussion and Analysis found herein; and

2.                                      based on the review and discussions referred to in paragraph (1) above, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the company’s Annual Report on From 10-K for filing with the SEC.

By the Compensation and HR Committee,
Edward P. Owens, Chair
Amy W. Schulman
Douglas E. Williams

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation and HR committee is or has at any time during the past fiscal year been an officer or employee of Ironwood. None of the members of our compensation and HR committee has formerly been an officer of Ironwood. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation and HR committee. None of the members of our compensation and HR committee had any relationship with us that requires disclosure under any paragraph of Item 404 of Regulation S-K under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 31, 2018 for:

•                  each person whom we know beneficially owns more than five percent of our common stock;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all of our directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

The percentage of common stock beneficially owned by each person is based on 151,604,044 shares of common stock outstanding on March 31, 2018 137,606,687 shares of Class A common stock and 13,997,357 shares of Class B common stock). Each share of Class B common stock is convertible at any time into one share of Class A common stock. Shares of common stock that may be acquired within 60 days following March 31, 2018 pursuant to the exercise of options or the vesting of restricted stock units, or RSUs, are included in the holdings of each stockholder, as applicable, and are deemed to be outstanding for the purpose of computing the percentage ownership of such holder. Such amounts, however, are not included in the holdings of any other stockholder in the table and are not deemed to be outstanding for computing the percentage ownership of any other holder shown in the table. Beneficial ownership representing less than one percent is denoted with an “*.”

Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Ironwood Pharmaceuticals, Inc., 301 Binney Street, Cambridge, Massachusetts 02142.

	Shares Beneficially Owned
	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner	Shares	%	Shares	%	% Total Voting Power(1)
Officers and Directors
Peter M. Hecht(2)	2,591,665	1.8	4,826,917	34.2	4.8
Gina Consylman(3)	84,990	*	—	*	*
Mark G. Currie(4)	980,362	*	970,000	6.8	1.3
Halley E. Gilbert(5)	474,098	*	70,000	*	*
Thomas A. McCourt(6)	675,659	*	250,000	1.8	*
Tom Graney	25,126	*	—	*	*
Andrew Dreyfus	41,884	*	—	*	*
Marsha H. Fanucci	75,633	*	44,863	*	*
Terrance G. McGuire(7)	91,540	*	40,000	*	*
Julie H. McHugh	77,908	*	—	*	*
Lawrence S. Olanoff	29,330	*	—	*	*
Edward P. Owens	183,305	*	—	*	*
Amy W. Schulman	25,418	*	—	*	*
Douglas E. Williams	75,633	*	—	*	*
All executive officers and directors as a group (14 persons)(8)	5,407,425	3.8	6,201,780	42.4	7.4
5% Security Holders
Wellington Management Group LLP(9)	18,957,167	13.8	—	*	12.5
T. Rowe Price(10)	18,924,414	13.8	—	*	12.5
FMR LLC (Fidelity)(11)	17,652,960	12.8	—	*	11.6
BlackRock, Inc.(12)	11,702,048	8.5	—	*	7.7
The Vanguard Group(13)	11,274,790	8.2	—	*	7.4
Janus Henderson Group plc(14)	8,309,638	6.0	—	*	5.5
UBS Group AG(15)	7,632,969	5.5	—	*	5.0

(1)                                 Percentage total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class, on matters in which holders of our Class B common stock are entitled to one vote per share. Each share of Class A common stock and each share of Class B common stock has one vote per share, except (a) on the following matters (on which each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share), if submitted to a vote of stockholders: (i) adoption of a merger or consolidation agreement involving Ironwood; (ii) a sale of all or substantially all of Ironwood’s assets; or (iii) a dissolution or liquidation of Ironwood; and (b) on every matter if and when any individual, entity or “group” (as such term is used in Regulation 13D of the Securities Exchange Act of 1934, as amended, or the Exchange Act) has, or has publicly disclosed (through a press release or a filing with the SEC) an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined. Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters (including those set forth in this Amendment) submitted to a vote of stockholders, unless otherwise required by our certificate of incorporation or bylaws. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis.

(2)                                 Includes 2,591,665 shares of Class A common stock and 130,000 shares of Class B common stock issuable to Dr. Hecht upon the exercise of options that are exercisable within 60 days following March 31, 2018.

(3)                                 Includes 73,957 shares of Class A common stock issuable to Ms. Consylman upon the exercise of options that are exercisable within 60 days following March 31, 2018.

(4)                                 Includes 967,706 shares of Class A common stock and 195,000 shares of Class B common stock issuable to Dr. Currie upon the exercise of options that are exercisable within 60 days following March 31, 2018.

(5)                                 Includes 433,331 shares of Class A common stock and 70,000 shares of Class B common stock issuable to Ms. Gilbert upon the exercise of options that are exercisable within 60 days following March 31, 2018.

(6)                                 Includes 646,770 shares of Class A common stock and 250,000 shares of Class B common stock issuable to Mr. McCourt upon the exercise of options that are exercisable within 60 days following March 31, 2018.

(7)                                 Includes 1,626 shares of Class A common stock held by Polaris Venture Management Co. II, L.L.C. and 29,117 shares of Class A common stock and 40,000 shares of Class B common stock held by Bartlett Partners, LLC. Mr. McGuire is a managing member of Bartlett Partners, LLC and Polaris Venture Management Co. II, L.L.C. and has shared voting and investment authority over these shares.

(8)                                 Includes 4,713,429 shares of Class A common stock and 645,000 shares of Class B common stock issuable upon the exercise of options that are exercisable within 60 days following March 31, 2018. Mr. Graney was no longer an executive officer of Ironwood as of March 31, 2018, and therefore his beneficial ownership information is not included in this amount.

(9)                                 Based upon the information provided by Wellington Management Group LLP (“Wellington”), Wellington Group Holdings LLP (“Wellington Group”), Wellington Investment Advisors Holdings LLP (“Wellington Investment”) and Wellington Management Company LLP (“Wellington Management,” collectively with Wellington, Wellington Group and Wellington Investment, the “Wellington Entities”) in a Schedule 13G/A filed on February 8, 2018, reporting as of December 31, 2017. According to this Schedule 13G/A, (i) Wellington has sole voting and dispositive power with respect to none of these shares, shared voting power with respect to 11,740,665 of these shares, and shared dispositive power with respect to all of these shares, (ii) Wellington Group has sole voting and dispositive power with respect to none of these shares, shared voting power with respect to 11,740,665 of these shares, and shared dispositive power with respect to all of these shares, (iii) Wellington Investment has sole voting and dispositive power with respect to none of these shares, shared voting power with respect to 11,740,665 of these shares, and shared dispositive power with respect to all of these shares, and (iv) Wellington Management has sole voting and dispositive power with respect to none of these shares, shared voting power with respect to 11,304,317 of these shares, and shared dispositive power with respect to 17,776,619 of these shares. The address of the Wellington Entities is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

(10)                          Based upon the information provided by T. Rowe Price Associates, Inc. (“T. Rowe Price”) in a Schedule 13G/A filed on February 14, 2018, reporting as of December 31, 2017. According to this Schedule 13G/A, T. Rowe Price has sole voting power with respect to 3,057,280 of these shares, sole dispositive power with respect to 18,924,414 shares, and shared voting and dispositive power with respect to none of these shares. The address of T. Rowe Price is 100 E. Pratt Street, Baltimore, MD 21202.

(11)                          Based upon the information provided by FMR LLC (“FMR”) and Abigail P. Johnson in a Schedule 13G/A filed on

February 13, 2018, reporting as of December 31, 2017. According to this Schedule 13G/A, (i) FMR has sole voting power with respect to 3,410,382 of these shares, sole dispositive power with respect to all of these shares, and shared voting and dispositive power with respect to none of these shares, and (ii) Ms. Johnson has neither sole nor shared voting power with respect to these shares and sole dispositive power with respect to all of these shares and shared dispositive power with respect to none of these shares. The address of FMR and Ms. Johnson is 245 Summer Street, Boston, MA 02210.

(12)                          Based upon the information provided by BlackRock, Inc. (“BlackRock”) in a Schedule 13G/A filed on January 25, 2018, reporting as of December 31, 2017. According to this Schedule 13G/A, Blackrock has sole voting power with respect to 11,393,916 of these shares, sole dispositive power with respect to 11,702,048 of these shares, and shared voting and dispositive power with respect to none of these shares. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.

(13)                          Based upon the information provided by The Vanguard Group (“Vanguard”) in a Schedule 13G/A filed on February 9, 2018, reporting as of December 31, 2017. According to this Schedule 13G/A, Vanguard has sole voting power with respect to 262,988 of these shares, sole dispositive power with respect to 11,003,173 of these shares, shared voting power with respect to 19,406 of these shares and shared dispositive power with respect to 271,617 of these shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(14)                          Based upon the information provided by Janus Henderson Group plc (“Janus”) in a Schedule 13G filed on February 13, 2018, reporting as of December 31, 2017. According to this Schedule 13G, Janus has sole voting and sole dispositive power with respect to none of these shares, and shared voting and dispositive power with respect to all of these shares. The address of Janus is 201 Bishopsgate EC2M 3AE, United Kingdom.

(15)                          Based upon the information provided by UBS Group AG (“UBS”) in a Schedule 13G filed on February 13, 2018, reporting as of December 31, 2017. According to this Schedule 13G, UBS has sole voting power with respect to 7,147,982 of these shares, shared dispositive power with respect to 7,632,959 of these shares, and shared voting power and sole dispositive power with respect to none of these shares. The address of UBS is 100 Bahnhofstrasse 45, Zurich, Switzerland.

Equity Compensation Plan Information

The table below sets forth information with regard to securities authorized for issuance under our equity compensation plans as of December 31, 2017. As of December 31, 2017, we had three active equity compensation plans, each of which was approved by our stockholders:

•      Our Amended and Restated 2005 Stock Incentive Plan;

•      Our Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan; and

•      Our Amended and Restated 2010 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,363,463	$12.90	14,507,164
Equity compensation plans not approved by security holders	—	—	—
Total	23,363,463	$12.90	14,507,164

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationship and Related Transactions

Since January 1, 2017, except as described below, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described under the caption Executive and Director Compensation appearing elsewhere in this Amendment.

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

Procedures for Related Party Transactions

Under our code of business conduct and ethics, our employees, officers and directors are discouraged from entering into any transaction that may create or give the appearance of a conflict of interest. In addition, they must report any potential conflict of interest, including related party transactions, to certain members of our management or the chair of our audit committee. Pursuant to its charter, our audit committee must approve any related party transactions, including those transactions involving our directors. In approving or rejecting a proposed transaction, the audit committee considers the relevant facts and circumstances available to and deemed relevant by the audit committee, including the material terms of the transaction, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence. Our audit committee will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion. A copy of our code of business conduct and ethics and our audit committee charter are available through the Investors section of our website at www.ironwoodpharma.com, under the heading Corporate Governance.

Director Independence

Under NASDAQ Rule 5605, a majority of a listed company’s board of directors must be comprised of independent directors. In addition, NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and governance and nominating committees be independent and that audit and compensation committee members satisfy the additional independence criteria set forth in Rule 10A-3 and 10C-1, respectively, under the Exchange Act. Under NASDAQ Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our governance and nominating committee determined that none of Messrs. Dreyfus, McGuire and Owens, Mses. Fanucci, McHugh and Schulman, and Drs. Olanoff and Williams, representing all of our non-employee directors and eight of our nine current directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under NASDAQ Rule 5605(a)(2). Our governance and nominating committee also determined that each of the current members of our audit committee, our governance and nominating committee, and our compensation and HR committee satisfies the independence standards for such committee established by Rule 10A-3 and 10C-1 under the Exchange Act, the SEC rules and the NASDAQ rules, as applicable. In making such determinations, our governance and nominating committee considered the information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the relationships that each such non-employee director has with Ironwood and all other facts and circumstances the committee deemed relevant in determining their independence. As part of such determination, the committee considered: (a) Dr. Olanoff’s service on our Pharmaceutical Advisory Committee, or the PAC, and any payments for such services (however, his service on the PAC has since concluded and he currently serves as the board representative to the PAC, and receives no compensation for such representation); (b) the volume of business between BCBSMA, the company in which Mr. Dreyfus serves as president and chief executive officer, and Ironwood, which amounted to less than 1% of the annual revenues of each company; and (c) Ms. Schulman’s position with a biotechnology company with which Ironwood had previously collaborated on a research program and no further services are expected to be performed or payments to be made in connection with such collaboration.

Item 14. Principal Accountant Fees and Services

The table below presents aggregate fees for professional audit services rendered by Ernst & Young LLP for the years ended December 31, 2017 and 2016 for the audits of our annual financial statements, and fees billed for other services rendered by Ernst & Young LLP during those periods. It is the audit committee’s policy that all audit and non-audit services to be performed by Ernst & Young LLP be pre-approved. The audit committee annually reviews and pre-approves the permissible services that may be provided by Ernst & Young LLP to assure the provision of such services does not impair the auditor’s independence. In accordance with the pre-approval policy, our management informs the audit committee of each service performed by Ernst & Young LLP pursuant to the pre-approval policy. Requests to provide services that require separate approval by the audit committee are submitted to the audit committee or its designee by both our chief financial officer or chief accounting officer and Ernst & Young LLP. All of the services described in the following fee table were approved in conformity with the audit committee’s pre-approval policy.

	2017	2016
Audit	$1,027,904	$1,456,362
Audit-related	$65,000	$—
Tax	$—	$3,412
All other	$307,700	$—
	$1,400,604	$1,459,774

Audit fees for 2017 and 2016 were for professional services rendered for the audits of our financial statements and internal controls over financial reporting, including accounting consultation, and reviews of quarterly financial statements, as well as for services that are normally provided in connection with regulatory filings or engagements, including comfort letters.

Audit-related fees for 2017 were for accounting consultations associated with the anticipated adoption of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. All audit-related fees were approved by the audit committee.

Tax fees for 2016 were for professional services, including the preparation of our federal and state tax returns and tax advice. All tax fees were approved by the audit committee.

Other services included due diligence activities performed during 2017. All other fees were approved by the audit committee.

Other than the foregoing, Ernst & Young LLP did not provide any other services to us in 2017 or 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.                   List of documents filed as part of this report

1.                                      Our consolidated financial statements and notes thereto were included in Part II, Item 8 of the Original Filing.

2.                                      Consolidated Financial Statement Schedules

No schedules are submitted because they are not applicable, not required or because the information was included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements in the Original Filing.

3.                                      Exhibits

Incorporated by reference herein
Number	Description	Form	Date
3.1	Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
3.2	Fifth Amended and Restated Bylaws	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
4.1	Specimen Class A common stock certificate	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 20, 2010
4.2	Indenture, dated as of June 15, 2015, by and between Ironwood Pharmaceuticals, Inc. and U. S. Bank National Association (including the form of the 2.25% Convertible Senior Note due 2022)	Form 8-K (File No. 001-34620)	June 15, 2015
4.3	Indenture, dated as of September 23, 2016, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 8.375% Notes due 2026)	Form 8-K (File No. 001-34620)	September 26, 2016
10.1#	Amended and Restated 2002 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009
10.2#	Amended and Restated 2005 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 29, 2010
10.3#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S-8, as amended (File No. 333-184396)	October 12, 2012
10.3.1#	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34620)	February 18, 2015

Incorporated by reference herein
Number	Description	Form	Date
10.3.2#	Form of Non-employee Director Restricted Stock Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34620)	February 18, 2015
10.3.3#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34620)	February 18, 2015
10.4#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013
10.5#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10-Q (File No. 001-34620)	April 29, 2014
10.6#	Form of Executive Severance Agreement	Annual Report on Form 10-K (File No. 001-34620)	February 18, 2015
10.7#	Director Compensation Plan effective January 1, 2014	Annual Report on Form 10-K (File No. 001-34620)	February 7, 2014
10.8#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009
10.9#	Consulting Agreement, dated as of December 16, 2014, by and between Christopher Walsh and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 18, 2015
10.10#	Consulting Agreement, dated December 3, 2014, by and between Lawrence S. Olanoff and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 6, 2015
10.11+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.11.1	Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013
10.12+	Commercial Agreement, dated as of January 31, 2017, by and among Allergan USA, Inc., Forest Laboratories LLC and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001 34620)	May 8, 2017
10.13+	License Agreement, dated as of April 30, 2009, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010

Incorporated by reference herein
Number	Description	Form	Date
10.13.1+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 8, 2013
10.13.2+	Amendment to the License Agreement, dated as of October 26, 2015, by and between Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016
10.13.3+	Amendment to the License Agreement dated as of January 31, 2017, by and between Allergan Pharmaceuticals International Ltd. And Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001 34620)	May 8, 2017
10.14+	Novation Agreement, dated as of October 26, 2015, by and among Almirall, S.A., Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016
10.15+	License Agreement, dated as of November 10, 2009, by and among Astellas Pharma Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.16+	Collaboration Agreement, dated as of October 23, 2012, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013
10.17+	License Agreement, dated as of April 26, 2016, by and between Ardea Biosciences, Inc. and Ironwood Pharmaceuticals, Inc	Quarterly Report on Form 10-Q (File No. 001-34620)	August 8, 2016
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

		Annual Report on Form 10-K (File No. 001-34620)	February 7, 2014
10.20+	Commercial Supply Agreement, dated as of April 26, 2016, by and between AstraZeneca Pharmaceuticals LP and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 8, 2016
10.21	Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 12, 2007, as amended on April 9, 2009, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009
10.21.1	Second Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 9, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
10.21.2	Third Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 1, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2011
10.21.3	Fourth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 3, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2011
10.21.4	Fifth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 18, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 29, 2012
10.21.5	Sixth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 19, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013
10.21.6	Seventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 30, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013

Incorporated by reference herein
Number	Description	Form	Date
10.21.7	Eighth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 8, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 18, 2015
10.21.8	Ninth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 27, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 18, 2015
10.21.9	Tenth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 21, 2015, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 18, 2015
10.21.10	Eleventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of June 30, 2016, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2017
10.21.11

Sublease, dated as of July 1, 2014, by and between Biogen Idec MA Inc. and Ironwood Pharmaceuticals, Inc. to Lease for facilities at 301 Binney St., Cambridge, MA, as amended, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC

		Annual Report on Form 10-K (File No. 001-34620)	February 18, 2015
10.22	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.23	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.24	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.25	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015

Incorporated by reference herein
Number	Description	Form	Date
10.26	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.27	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.28	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.29	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
21.1	Subsidiaries of Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2018
23.1	Consent of Independent Registered Public Accounting Firm	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2018
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act	Annual Report on Form 10-K (File No. 001–34620)	February 22, 2018
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2018
31.3*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act
31.4*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Annual Report on Form 10-K (File No. 001–34620)	February 22, 2018
32.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2018

101.INS	XBRL Instance Document	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2018
101.SCH	XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2018
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2018
101.LAB	XBRL Taxonomy Extension Label Linkbase Database	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2018
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2018
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2018

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on the 27th day of April 2018.

Ironwood Pharmaceuticals, Inc.
By:	/s/ Peter M. Hecht
Peter M. Hecht
Chief Executive Officer