Form 10-Q
period 2018-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2018-08-06
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there were 139,180,559 shares of Class A common stock outstanding and 13,976,855 shares of Class B common stock outstanding.

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

•	the timing and benefits and costs associated with the termination of the lesinurad license agreement and the transition of the lesinurad franchise to AstraZeneca; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$145,415	$125,736
Available-for-sale securities	35,831	95,680
Accounts receivable, net	6,748	3,190
Related party accounts receivable, net	73,771	78,967
Inventory, net	1,099	735
Prepaid expenses and other current assets	16,678	7,288
Total current assets	279,542	311,596
Restricted cash	8,306	7,056
Property and equipment, net	16,335	17,274
Convertible note hedges	159,526	108,188
Intangible assets, net	152,953	159,905
Goodwill	785	785
Other assets	771	870
Total assets	$618,218	$605,674
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and related party accounts payable, net	$23,786	$15,958
Accrued research and development costs	5,378	7,313
Accrued expenses and other current liabilities	37,829	38,237
Current portion of capital lease obligations	2,465	4,077
Current portion of deferred rent	242	195
Current portion of 2026 Notes	24,861	—
Current portion of contingent consideration	423	247
Total current liabilities	94,984	66,027
Deferred rent, net of current portion	6,058	5,449
Contingent consideration, net of current portion	33,228	31,011
Note hedge warrants	143,019	92,188
Convertible senior notes	257,206	249,193
2026 Notes, net of current portion	122,614	146,898
Other liabilities	5,060	5,060
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 138,860,929 and 136,465,526 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	139	137
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 13,992,491 shares issued and outstanding at June 30, 2018 and 13,983,762 shares issued outstanding at December 31, 2017	14	14
Additional paid-in capital	1,357,224	1,318,536
Accumulated deficit	(1,401,284)	(1,308,760)
Accumulated other comprehensive loss	(44)	(79)
Total stockholders’ (deficit) equity	(43,951)	9,848
Total liabilities and stockholders’ (deficit) equity	$618,218	$605,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Collaborative arrangements revenue	$71,207	$58,640	$134,293	$110,504
Product revenue, net	1,096	465	1,731	754
Sale of active pharmaceutical ingredient	8,803	5,972	14,237	5,985
Total revenues	81,106	65,077	150,261	117,243
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	4,065	3,502	6,672	4,033
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	1,836	96	1,836	96
Research and development	38,932	37,344	75,437	71,046
Selling, general and administrative	68,363	57,792	127,864	113,396
Amortization of acquired intangible assets	3,476	421	6,952	841
Loss on fair value remeasurement of contingent consideration	1,962	6,933	2,474	8,547
Restructuring expenses	2,392	—	4,814	—
Total cost and expenses	121,026	106,088	226,049	197,959
Loss from operations	(39,920)	(41,011)	(75,788)	(80,716)
Other (expense) income:
Interest expense	(9,383)	(9,046)	(18,656)	(18,029)
Interest and investment income	732	496	1,413	891
(Loss) gain on derivatives	(809)	5,337	507	3,138
Loss on extinguishment of debt	—	—	—	(2,009)
Other expense, net	(9,460)	(3,213)	(16,736)	(16,009)
Net loss	$(49,380)	$(44,224)	$(92,524)	$(96,725)
Net loss per share—basic and diluted	$(0.32)	$(0.30)	$(0.61)	$(0.65)
Weighted average number of common shares used in net loss per share—basic and diluted:	152,163	148,778	151,591	148,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(49,380)	$(44,224)	$(92,524)	$(96,725)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	47	17	35	(17)
Total other comprehensive income (loss)	47	17	35	(17)
Comprehensive loss	$(49,333)	$(44,207)	$(92,489)	$(96,742)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(92,524)	$(96,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,461	4,838
Amortization of acquired intangible assets	6,952	841
(Gain) loss on disposal of property and equipment	(275)	135
Share-based compensation expense	19,794	16,419
Change in fair value of note hedge warrants	50,831	36,221
Change in fair value of convertible note hedges	(51,338)	(39,359)
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	1,836	96
Write-down of excess non-cancellable ZURAMPIC and DUZALLO sample purchase commitments	390	1,353
Gain on facility subleases	—	(1,579)
Accretion of discount/premium on investment securities	(138)	111
Non-cash interest expense	8,591	7,849
Non-cash change in fair value of contingent consideration	2,474	8,547
Loss on extinguishment of debt	—	2,009
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	1,638	4,497
Prepaid expenses and other current assets	(9,373)	703
Inventory, net	(992)	1,081
Other assets	99	246
Accounts payable, related party accounts payable and accrued expenses	6,276	(5,345)
Accrued research and development costs	(1,935)	517
Deferred revenue	—	225
Deferred rent	656	(2,977)
Net cash used in operating activities	(53,577)	(60,297)
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,491)	(90,706)
Sales and maturities of available-for-sale securities	62,512	251,027
Purchases of property and equipment	(3,200)	(1,746)
Proceeds from sale of property and equipment	272	79
Net cash provided by investing activities	57,093	158,654
Cash flows from financing activities:
Proceeds from issuance of 2026 Notes, net of discount to lender	—	146,250
Costs associated with issuance of 2026 Notes	—	(235)
Proceeds from exercise of stock options and employee stock purchase plan	19,044	18,473
Payments on capital leases	(1,510)	(1,593)
Principal payments on PhaRMA notes	—	(134,258)
Payments on contingent purchase price consideration	(121)	(56)
Net cash provided by financing activities	17,413	28,581
Net increase in cash, cash equivalents and restricted cash	20,929	126,938
Cash, cash equivalents and restricted cash, beginning of period	132,792	62,251
Cash, cash equivalents and restricted cash, end of period	$153,721	$189,189

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$145,415	$182,132
Restricted cash	8,306	7,057
Total cash, cash equivalents, and restricted cash	$153,721	$189,189

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

The Company’s and Allergan’s linaclotide life cycle management strategy in the U.S. includes the objective of strengthening the clinical profile of linaclotide by obtaining additional abdominal symptom claims and expanding the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation, through the advancement of linaclotide delayed release in all forms of IBS. The Company and Allergan are also continuing to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In July 2018, the Company announced the initiation of a Phase IIIb trial evaluating the efficacy and safety of linaclotide 290 mcg on multiple abdominal symptoms in addition to pain, including bloating and discomfort, in adult patients with IBS-C.

The Company is advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant for the potential treatment of persistent gastroesophageal reflux disease (“GERD”). The Company’s clinical research has demonstrated that reflux of bile from the intestine into the stomach and esophagus plays a key role in the ongoing symptoms of persistent GERD. IW-3718 is a novel formulation of a bile acid sequestrant designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with persistent GERD. In June 2018, the Company initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with persistent GERD.

In June 2016, the Company closed a transaction with AstraZeneca (the “Lesinurad Transaction”) pursuant to which the Company received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient (the “Lesinurad License”), including ZURAMPIC® and DUZALLO®. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration (“FDA”) in December 2015 for use in combination with a xanthine oxidase inhibitor for the treatment of hyperuricemia associated with uncontrolled gout (“uncontrolled gout”). In October 2016, the Company began commercializing ZURAMPIC in the U.S. The FDA approved DUZALLO, a fixed-dose combination product of lesinurad and allopurinol in August 2017 for the treatment of hyperuricemia associated with gout in patients who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone. In October 2017, the Company began commercializing DUZALLO in the U.S. In January 2018, the Company commenced an initiative to evaluate the optimal mix of investments for the lesinurad franchise for uncontrolled gout, including DUZALLO and ZURAMPIC. As part of this effort, in 2018, the Company began re-allocating resources within the lesinurad franchise to systematically explore a more comprehensive marketing mix in select test markets (with paired controls), while continuing to build market presence for the lesinurad franchise across the country. In July 2018, the Company obtained and analyzed the results from the lesinurad franchise test markets. Data from the test markets did not meet expectations. In connection with the results, the Company’s Board of Directors determined on July 31, 2018 to terminate the lesinurad license agreement (Note 14).

The Company is also leveraging its pharmacological expertise in GC pathways gained through the discovery and development of linaclotide, a GC-C agonist, to develop and advance a pipeline of sGC stimulators, including praliciguat and olinciguat. The Company is advancing praliciguat, its lead clinical sGC stimulator, in Phase II trials, for the potential treatment of diabetic nephropathy and for the potential treatment of heart failure with preserved ejection fraction (“HFpEF”). The Company’s second clinical sGC stimulator, olinciguat, is being advanced in Phase II trials for the potential treatment of achalasia and for the potential treatment of sickle cell disease. In June 2018, the FDA granted Orphan Drug Designation to olinciguat for the treatment of patients with sickle cell disease.

In May 2018, the Company announced its intent, as authorized by its Board of Directors, to separate its sGC business from its commercial and GI business, resulting in two independent, publicly traded companies, Ironwood and a new company (“R&D Co”). Following the separation, Ironwood is expected to focus on accelerating growth of its in-market products, including LINZESS, and advance development programs targeting treatments for GI diseases, uncontrolled gout, and abdominal pain. The separated R&D Co. is expected to focus on the sGC pipeline development programs for the treatment of serious and orphan diseases. The separation is expected to be completed in the first half of 2019 and is anticipated to be tax-free. In June 2018, the Company announced certain planned future management changes in connection with, and contingent upon the successful completion of, the separation, as well as determined the initial organizational designs of the two new businesses, including employees’ roles and responsibilities.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of June 30, 2018, and the results of its operations for the three and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2017 Annual Report on Form 10-K. During the six months ended June 30, 2018, the Company adopted the following additional significant accounting policies:

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective transition method. The adoption of ASC 606 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which the Company expects to receive in exchange for the good or service.  The reported results for the three and six months ended June 30, 2018 reflect the application of ASC 606 guidance, while the reported results for prior periods were prepared in accordance with ASC 605, Revenue Recognition (“ASC 605”). Upon adoption of ASC 606, the Company concluded that no cumulative adjustment to the accumulated deficit as of January 1, 2018 was necessary. There were no remaining or ongoing deliverables or unrecognized consideration as of December 31, 2017 that required an adjustment to accumulated deficit. The adoption of ASC 606 had no impact on the Company’s statement of operations, balance sheets, or statement of cash flows.

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

•

For contracts that were modified before the beginning of the earliest reporting period presented in accordance with the pending content that links to this paragraph, an entity need not retrospectively restate the contract for those contract modifications in accordance with paragraphs ASC 606-10-25-12 through 25-13. Instead, an entity shall reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented in accordance with the pending content that links to this paragraph when: a. Identifying the satisfied and unsatisfied performance obligations b. Determining the transaction price and c. Allocating the transaction price to the satisfied and unsatisfied performance obligations.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2018 and 2017 that had a material effect on its condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The Company adopted these ASUs using the modified retrospective transition approach effective January 1, 2018. The adoption of these ASUs did not have a material impact on the Company’s financial position or results of operations as of and for the six months ended June 30, 2018; however, adoption did result in significant changes to the Company’s financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC Topic 840, Leases, and most industry-specific guidance. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a 12-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of modified retrospective method, which will require adjustment to all comparative periods presented in the condensed consolidated financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of ASU 2016-02 may have on the Company’s financial position and results of operations. The Company’s analysis includes, but is not limited to, reviewing existing leases, reviewing other service agreements for embedded leases, evaluating potential system implementations, establishing policies and procedures, assessing potential disclosures and evaluating the impact of adoption on the Company’s condensed consolidated financial statements.

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

As a result of adopting ASU 2016-18, the Company adjusted the condensed consolidated statements of cash flows from previously reported amounts as follows:

	Six Months Ended
	June 30, 2017
	As previously reported	Adjustments	As adjusted
Cash flows from Operating Activities:
Net decrease in restricted cash related to lease obligations	$1,190	$(1,190)	$—
Net cash flows used in operating activities	(59,107)	(1,190)	(60,297)
Net change in cash, cash equivalents, and restricted cash	128,128	(1,190)	126,938
Cash, cash equivalents, and restricted cash, beginning of period	54,004	8,247	62,251
Cash, cash equivalents, and restricted cash, end of period	$182,132	$7,057	$189,189

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Options to purchase common stock	22,056	21,621
Shares subject to repurchase	130	125
Restricted stock units	3,207	2,270
Note hedge warrants	20,250	20,250
2022 Notes	20,250	20,250
	65,893	64,516

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

In August 2017, DUZALLO was approved by the FDA for commercialization in the U.S. As a result, the Company reclassified the IPR&D – DUZALLO asset from indefinite-lived to finite-lived as development activities were completed. The amount allocated to the finite-lived intangible asset, developed technology – DUZALLO, totaled approximately $145.1 million. Developed technology – DUZALLO is being amortized on a straight-line basis to amortization of acquired intangible assets within the Company’s condensed consolidated statement of operations over its estimated useful life of approximately 12 years, the period of estimated future cash flows from the approval date. The Company believes that the straight-line method of amortization represents the pattern in which the economic benefits of the asset are consumed. As of June 30, 2018, the Company recognized accumulated amortization of approximately $10.6 million with respect to the developed technology – DUZALLO intangible asset.

The Company considers the developed technology – ZURAMPIC intangible asset acquired to be developed technology, as it was approved by the FDA for commercialization as of the Acquisition Date. The developed technology – ZURAMPIC intangible asset is finite lived. The amount allocated to the developed technology – ZURAMPIC intangible asset is being amortized on a straight-line basis to amortization of acquired intangible assets within the Company’s condensed consolidated statements of operations over its estimated useful life of approximately 13 years, the period of estimated future cash flows from the Acquisition Date. The Company believes that the straight-line method of amortization represents the pattern in which the economic benefits of the intangible asset are consumed. As of June 30, 2018, the Company recognized accumulated amortization of approximately $3.5 million with respect to the developed technology – ZURAMPIC intangible asset.

The estimated future amortization of developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets are expected to be as follows (in thousands):

As of June 30, 2018
2018(1)	$6,953
2019	13,905
2020	13,905
2021	13,905
2022 and thereafter	104,285
Total	$152,953

(1)	For the six months ending December 31, 2018.

The Company tests its goodwill for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate an impairment may have occurred. Additionally, the Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. In connection with each impairment assessment in which indicators of impairment have been identified, the Company compares the fair value of the asset or asset group as of the date of the assessment with the carrying value of the asset or asset group on the Company's condensed consolidated balance sheet. The value of the Company’s finite-lived intangible assets are based on the future expected net cash flows related to the Lesinurad Products, which include significant assumptions around future net sales and the respective investment to support these products. The Company believes that the following factors, among others, could trigger an impairment review: significant underperformance relative to historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of competitive products; significant negative industry or economic trends, the Company’s ability to establish, maintain and/or expand the sales, marketing, distribution and market-access capabilities, or enter into and maintain agreements necessary for commercialization with payers and third-party providers on acceptable terms. If the estimates and assumptions about these products change significantly, including with respect to their commercial performance, the finite-lived intangible assets may become impaired and the Company may be required to recognize a material write-down in the period in which the impairment occurs. As of June 30, 2018, there was no impairment of goodwill or intangible assets (Note 14).

4. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the three and six months ended June 30, 2018, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Astellas for Japan and with Allergan for the Allergan License Territory. The Company also had agreements with Allergan to co-promote VIBERZI in the U.S. and to promote CANASA in the U.S. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue and sale of API attributable to transactions from these arrangements (in thousands):

	Collaborative Arrangements Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Collaborative Arrangements Revenue	2018	2017	2018	2017
Linaclotide Agreements:
Allergan (North America)	$69,810	$56,742	$131,408	$106,693
Allergan (Europe and other)	304	109	576	218
AstraZeneca (China, Hong Kong and Macau)	—	—	—	208
Co-Promotion and Other Agreements:
Exact Sciences (Cologuard) (1)	—	1,297	—	2,436
Allergan (VIBERZI)	750	489	1,500	946
Other	343	3	809	3
Total collaborative arrangements revenue	$71,207	$58,640	$134,293	$110,504
Sale of API
Linaclotide Agreements:
Astellas (Japan)	$8,803	$5,972	$14,237	$5,985
Total sale of API	$8,803	$5,972	$14,237	$5,985

(1) In August 2016, the Company terminated the Exact Sciences Co-Promotion Agreement for Cologuard. Under the terms of the agreement, the Company continued to receive royalty payments through July 2017.

Accounts receivable, net and related party accounts receivable, net totaled approximately $80.0 million related to collaborative arrangements revenue and sale of API as of June 30, 2018, net of approximately $3.6 million related to related party accounts payable.

As of June 30, 2018, there were no impairment indicators for the accounts receivable recorded. During the three and six months ended June 30, 2018, there was no significant unusual activity in accounts receivable.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company receives non-refundable, upfront licensing fees and shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At June 30, 2018, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 11). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraints have been lifted.

As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company offset approximately $1.9 million and offset approximately $3.3 million in incremental research and development costs during the three and six months ended June 30, 2018, respectively, and recognized an insignificant amount and approximately $0.5 million in research and development costs during the three and six months ended June 30, 2017, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

The Company and Allergan began commercializing LINZESS in the U.S. in December 2012. The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S. Net profits or net losses consist of net sales of LINZESS to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. LINZESS net sales are calculated and recorded by Allergan and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. If either party provided fewer calls on physicians in a particular year than it was contractually required to provide, such party’s share of the net profits would be adjusted as set forth in the collaboration agreement for North America. During the year ended December 31, 2017, these adjustments to the share of the net profits were reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Agreement with Allergan for VIBERZI. Additionally, these adjustments to the share of the net profits are eliminated, in full, in 2018 and all subsequent years under the terms of the Company’s commercial agreement with Allergan entered into in January 2017 under which the Company promotes Allergan’s CANASA product, as described below in Commercial Agreement with Allergan. In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico.

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

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three and six months ended June 30, 2018 and 2017 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$69,264	$56,307	$130,413	$105,759
Royalty revenue	546	435	995	934
Total collaborative arrangements revenue	$69,810	$56,742	$131,408	$106,693

The collaborative arrangements revenue recognized in the three and six months ended June 30, 2018 and 2017 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)(2)	$69,264	$56,307	$130,413	$105,759
Selling, general and administrative costs incurred by the Company(1)	(11,713)	(12,496)	(22,641)	(23,605)
The Company’s share of net profit	$57,551	$43,811	$107,772	$82,154

(1)

Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan for the three and six months ended June 30, 2018 and 2017.

(2)

Certain of the unfavorable adjustments to the Company’s share of the LINZESS net profits were reduced or eliminated during the six months ended June 30, 2017 in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Agreement with Allergan for VIBERZI.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico. In October 2015, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize CONSTELLA in Mexico to Allergan. CONSTELLA continues to be available to adult IBS-C patients in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized approximately $0.6 million and approximately $1.0 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2018, respectively. The Company recognized approximately $0.4 million and approximately $0.9 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2017, respectively.

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

The Company recognized approximately $0.3 million and $0.6 million of royalty revenue during the three and six months ended June 30, 2018, respectively, and an insignificant amount and approximately $0.2 million during the three and six months ended June 30, 2017, respectively.

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

The royalty on sales of LINZESS in Japan during each of the three and six months ended June 30, 2018 and June 30, 2017 relating to the quarters in arrears did not exceed the transfer price of API sold and other contractual deductions during the periods. During each of the three and six months ended June 30, 2017, the Company recognized approximately $6.0 million from the sale of API to Astellas under the license agreement and the Astellas Commercial Supply Agreement. During the three and six months ended June 30, 2018, the Company recognized approximately $8.8 million and $14.2 million, respectively, from the sale of API to Astellas under the license agreement and the Astellas Commercial Supply Agreement.

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

Because the Company shares development costs with AstraZeneca, payments from AstraZeneca with respect to both research and development and selling, general and administrative costs incurred by the Company prior to the commercialization of linaclotide in the License Territory are recorded as a reduction in expense, in accordance with the Company’s policy, which is consistent with the nature of the cost reimbursement. Development costs incurred by the Company that pertain to the joint development plan and subsequent amendments to the joint development plan, as approved by the JDC, are recorded as research and development expense as incurred. Payments to AstraZeneca are recorded as incremental research and development expense. As a result of the cost-sharing arrangements under the collaboration, the Company offset an insignificant amount and approximately $0.2 million in research and development costs during the three and six months ended June 30, 2017 respectively.

In March 2017, the Company began providing supply of linaclotide drug product and certain commercialization-related services pursuant to the AstraZeneca Collaboration Agreement. During the three and six months ended June 30, 2017, the Company recognized no revenue and approximately $0.2 million, respectively, as collaborative arrangements revenue related to linaclotide drug product, as this deliverable was no longer contingent.

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

At the adoption date, the Company had fully satisfied its obligation to transfer the license and NEXIUM co-promotion services to AstraZeneca. The following remaining performance obligations are ongoing as of the June 30, 2018:

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

Under ASC 606, amounts of consideration allocated to the license and NEXIUM co-promotion services would have been recognized in full prior to adoption as these performance obligations were satisfied in October 2012 and December 2013, respectively. Consideration allocated to the R&D Services will be recognized as such services are provided over the performance period using an output method based on full-time employee hours incurred. Consideration allocated to the JDC services are recognized ratably over the development period using a time-based, straight-line attribution model. Revenue from the supply of clinical trial material is recognized as the clinical trial material is delivered to the customer. During each of the three and six months ended June 30, 2018, the Company offset approximately $0.7 million related to R&D Services and JDC services.

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

During the three and six months ended June 30, 2017, the Company recognized approximately $1.3 million and approximately $2.4 million, respectively, as collaborative arrangements revenue related to this arrangement in accordance with ASC 605 - 25.

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

Under the terms of the VIBERZI Co Promotion Agreement, the Company’s promotional efforts were compensated based on the volume of calls delivered by the Company’s sales force, with the terms of the agreement reducing or eliminating certain of the unfavorable adjustments to the Company’s share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America, provided that the Company provided a minimum number of VIBERZI calls on physicians.  The Company provided the minimum number of VIBERZI calls on physicians pursuant to the VIBERZI Co-Promotion Agreement, and was compensated with the elimination of certain of the unfavorable adjustments to the Company’s share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America for the years ending December 31, 2015, 2016 and 2017. In connection with these co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $1.1 million and approximately $2.9 million during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2017, the Company recognized approximately $0.5 million and approximately $0.9 million, respectively, in collaborative arrangements revenue related to the VIBERZI Co‑Promotion Agreement for the performance of medical education services.

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

The sales-based milestone payment will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraint has been lifted. As of June 30, 2018, the Company determined the sales-based milestone payment was fully constrained. The consideration related to medical education events of approximately $3.0 million will be recognized over the period of performance that medical education services are provided.  During the three and six months ended June 30, 2018, the Company recognized approximately $0.8 million and approximately $1.5 million, respectively, of collaborative arrangements revenue related to VIBERZI.

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

The exclusive license for the Allergan License Territory is nontransferable and has certain sublicense restrictions. The Company determined that Allergan had the internal product development and commercialization capabilities that would enable Allergan to use the license for its intended purposes without the involvement of the Company and, therefore, the license had standalone value. The deliverable for the sales detailing services for CANASA and DELZICOL was deemed to have standalone value based on the nature of the services, and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. There was no allocable arrangement consideration at the inception of the arrangement, as the consideration is in the form of royalties and the elimination of a contingent liability. During each of the three and six months ended June 30, 2017, the Company did not recognize royalty revenue related to the Commercial Agreement with Allergan to promote CANASA and DELZICOL.

Upon adoption of ASC 606, the Company evaluated the commercial agreement and the amendment to the European License Agreement under the contract combination and contract modification guidance in ASC 606. The Company determined that the agreements should be accounted for as separate contracts because each agreement adds distinct goods or services at an amount that reflects standalone selling price. The Company concluded that the CANASA and DELZICOL sales detailing deliverable under ASC 605 was also considered a performance obligation in accordance with ASC 606. Accordingly, the Company records royalties on sales of CANASA and any estimated detailing shortfall penalty over the period of performance for the sales details; collaborative arrangements revenue is recognized when it is probable that a significant reversal of revenue would not occur and the associated constraint has been lifted. The Company estimates sales detailing royalties based on royalty reports from its partner, if available, or the projected sales and historical trends.  At the inception of the arrangement, the consideration associated with the agreement comprised of royalties and a sales detailing shortfall penalty are fully constrained. During each of the three and six months ended June 30, 2018, the Company did not recognize royalty revenue related to the Commercial Agreement with Allergan for sales of CANASA. As discussed above, the Company’s obligation to perform sales detailing for DELZICOL was eliminated through the VIBERZI Amendment to the Commercial Agreement with Allergan.

The VIBERZI Amendment was effective as of January 1, 2018 and evaluated in accordance with ASC 606 as described above.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company may be required to pay $7.5 million for development milestones, of which, approximately $2.5 million had been paid as of June 30, 2018, and $18.0 million for regulatory milestones, none of which had been paid as of June 30, 2018. In addition, pursuant to the terms of another agreement, the contingent milestones could total up to $114.5 million per product to one of the Company’s collaboration partners, including $21.5 million for development milestones, $58.0 million for regulatory milestones and $35.0 million for sales‑based milestones. Further, under such agreements, the Company is also required to fund certain research activities and, if any product related to these collaborations is approved for marketing, to pay significant royalties on future sales. The Company did not record any research and development expense associated with the Company’s other collaboration and license agreements during each of the three and six months ended June 30, 2018 and 2017.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$115,951	$115,951	$—	$—
Repurchase agreements	30,000	30,000	—	—
Available-for-sale securities:
U.S. Treasury securities	16,715	16,715	—	—
U.S. government-sponsored securities	19,116	—	19,116	—
Convertible Note Hedges	159,526	—	—	159,526
Total assets measured at fair value	$341,308	$162,666	$19,116	$159,526
Liabilities:
Note Hedge Warrants	$143,019	$—	$—	$143,019
Contingent Consideration	33,651	—	—	33,651
Total liabilities measured at fair value	$176,670	$—	$—	$176,670

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$44,311	$44,311	$—	$—
U.S. Treasury securities	11,991	11,991	—	—
Repurchase agreements	70,000	70,000	—	—
Available-for-sale securities:
U.S. Treasury securities	64,343	64,343	—	—
U.S. government-sponsored securities	31,336	—	31,336	—
Convertible Note Hedges	108,188	—	—	108,188
Total assets measured at fair value	$330,169	$190,645	$31,336	$108,188
Liabilities:
Note Hedge Warrants	$92,188	$—	$—	$92,188
Contingent Consideration	31,258	—	—	31,258
Total liabilities measured at fair value	$123,446	$—	$—	$123,446

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2018 or 2017.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at June 30, 2018 and December 31, 2017 are carried at amounts that approximate fair value due to their short-term maturities.

The non-current portion of the capital lease obligations at June 30, 2018 approximates fair value as it bears interest at a rate approximating a market interest rate.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of June 30, 2018 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the volatility of the Company’s Class A common stock. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of June 30, 2018 and December 31, 2017:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2018		2017
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	2.7%	2.7%	2.1%	2.2%
Time to maturity	4.0	4.5	4.5	5.0
Stock price (2)	$19.12	$19.12	$14.99	$14.99
Strike price (3)	$16.58	$21.50	$16.58	$21.50
Common stock volatility (4)	42.3%	44.9%	44.1%	44.1%
Dividend yield	—%	—%	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A common stock on the last trading day of the quarter ended June 30, 2018 and December 31, 2017, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Selected volatility based on historical volatility of the Company’s Class A common stock.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 convertible note derivatives from December 31, 2017 through June 30, 2018 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2017	$108,188	$(92,188)
Change in fair value, recorded as a component of gain (loss) on derivatives	51,338	(50,831)
Balance at June 30, 2018	$159,526	$(143,019)

Contingent Consideration

In connection with the Lesinurad Transaction, the Company recorded a liability of $67.9 million as of the Acquisition Date. This valuation was based on a Monte-Carlo simulation, which includes significant estimates related to probability weighted net cash outflow projections, primarily comprised of estimated future royalty and milestone payments to AstraZeneca, discounted using a yield curve equivalent to the Company’s credit risk, which was the estimated cost of debt financing for market participants. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to the Company’s credit risk, which is based on the estimated cost of debt for market participants. This estimate represents the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca. Changes to these inputs are re-evaluated each reporting period and could materially affect the valuation of the contingent consideration. The estimated fair value of contingent consideration was approximately $33.7 million as of June 30, 2018 (Note 14).

The following table reflects the change in the Company’s Level 3 contingent consideration payable from December 31, 2017 through June 30, 2018 (in thousands):

Contingent
Consideration
Fair Value at December 31, 2017	31,258
Changes in fair value	2,474
Payments/transfers to accrued expenses and other current liabilities	(81)
Fair value at June 30, 2018	$33,651

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 9). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes was approximately $445.6 million and approximately $392.8 million as of June 30, 2018 and December 31, 2017, respectively.

8.375% Notes Due 2026

In September 2016, the Company closed a direct private placement pursuant to which the Company issued $150.0 million in aggregate principal amount of the 2026 Notes in January 2017. The estimated fair value of the 2026 Notes was approximately $152.1 million and approximately $152.5 million as of June 30, 2018 and December 31, 2017. This valuation was calculated using a discounted cash flow estimate of expected interest and principal payments and was determined using Level 3 inputs, including significant estimates related to expected LINZESS sales and a discount rate equivalent to market participant interest rates.

6. Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at June 30, 2018 and December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018
U.S. Treasury securities	$16,731	$—	$(16)	$16,715
U.S. government-sponsored securities	19,144	—	(28)	19,116
Total	$35,875	$—	$(44)	$35,831

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
U.S. Treasury securities	$64,378	$—	$(35)	$64,343
U.S. government-sponsored securities	31,384	—	(47)	31,337
Total	$95,762	$—	$(82)	$95,680

The contractual maturities of all securities held at June 30, 2018 are one year or less. There were 12 and 29 available-for-sale securities in an unrealized loss position at June 30, 2018 and December 31, 2017, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at June 30, 2018 and December 31, 2017 was approximately $35.8 million and approximately $95.7 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at June 30, 2018.

There were no sales of available-for-sale securities during each of the three and six months ended June 30, 2018 or 2017. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.

7. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw Materials	$308	$—
Work in Progress	—	—
Finished Goods	791	735
	$1,099	$735

The Company’s inventory represents linaclotide API and drug product and Lesinurad Products finished goods that are available for commercial sale.  The Company evaluates inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired is written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. No such impairments of linaclotide API inventory were recorded during the three and six months ended June 30, 2018 or 2017.

The Company wrote down approximately $1.8 million related to lesinurad inventory and commercial supply purchase commitments during the three months ended June 30, 2018 as a result of revised demand forecasts (Note 14). The adjustment was recorded as write-down of lesinurad commercial supply to net realizable value and loss on non-cancelable purchase commitments.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Salaries	$3,912	$4,566
Accrued vacation	4,868	4,672
Accrued incentive compensation	9,338	13,403
Other employee benefits	1,410	1,305
Professional fees	2,708	1,261
Accrued interest	873	873
Workforce reduction charges	2,310	—
Other	12,410	12,157
	$37,829	$38,237

As of June 30, 2018, other accrued expenses of approximately $12.4 million includes approximately $3.3 million related to a portion of the activities associated with the Company’s intent to separate into two independent publicly traded companies, approximately $2.5 million related to linaclotide excess non-cancelable purchase commitments, approximately $1.2 million related to Lesinurad Products commercial supply excess non-cancelable purchase commitments and approximately $0.4 million related to excess non-cancelable Lesinurad Products sample purchase commitments (Note 14). As of December 31, 2017, other accrued expenses of approximately $12.2 million included approximately $3.4 million related to linaclotide excess purchase commitments, approximately $1.3 million related to excess non-cancelable ZURAMPIC sample purchase commitments, and approximately $0.2 million related to ZURAMPIC finished goods inventory.

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

The 2026 Notes bear an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year (each an “8.375% Payment Date”) which began on June 15, 2017. Principal of the 2026 Notes will be payable on the 8.375% Payment Dates beginning March 15, 2019. From March 15, 2019, the Company will make quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter (the “8.375% Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the 2026 Notes (the “8.375% Required Interest Amount”). Principal on the 2026 Notes will be repaid in an amount equal to the 8.375% Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the 2026 Notes are based on the 8.375% Synthetic Royalty Amount, which will vary from quarter to quarter, the 2026 Notes may be repaid prior to September 15, 2026, the final legal maturity date. The Company expects to pay approximately $24.9 million of the principal within twelve months following June 30, 2018.

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

The 2026 Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of the Company. If applicable, the Company will pay a redemption price equal to the percentage of outstanding principal balance of the 2026 Notes being redeemed specified below for the period in which the redemption occurs (plus the accrued and unpaid interest to the redemption date on the 2026 Notes being redeemed):

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

The Company’s outstanding Convertible Note balances as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Liability component:
Principal	$335,699	$335,699
Less: unamortized debt discount	(72,980)	(80,530)
Less: unamortized debt issuance costs	(5,513)	(5,976)
Net carrying amount	$257,206	$249,193
Equity component	$114,199	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through June 30, 2018 was 9.34%. The following table sets forth total interest expense recognized related to the 2022 Notes during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Contractual interest expense	$1,888	$1,888	$3,777	$3,777
Amortization of debt issuance costs	237	196	464	383
Amortization of debt discount	3,816	3,497	7,550	6,918
Total interest expense	$5,941	$5,581	$11,791	$11,078

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

10. Commitments and Contingencies

Lease Commitments

During the year ended December 31, 2015, the Company entered into 12-month capital leases (the "2015 Vehicle Leases") for certain vehicles within its vehicle fleet for its field-based sales force and medical science liaisons. The 2015 Vehicle Leases expire at varying times through December 2018. In accordance with the terms of the 2015 Vehicle Leases, the Company maintains a letter of credit securing its obligations under the lease agreements of $0.6 million, which is recorded as restricted cash.

During the six months ended June 30, 2018, the Company entered into new 12-month operating leases (the "2018 Vehicle Leases") for certain vehicles within its vehicle fleet for its field-based sales force and medical science liaisons. In connection with entering into the 2018 Vehicle Leases, all of the 2015 Vehicle Leases will be terminated through December 31, 2018. The 2018 Vehicle Leases expire at varying times beginning in April 2019 with an automatic one-month renewal provision. In accordance with the terms of the 2018 Vehicle Leases, the Company maintains a letter of credit securing its obligations under the lease agreements of $1.3 million, which is recorded as restricted cash.

At June 30, 2018, the weighted average interest rate on the outstanding 2018 Vehicle Lease obligations was approximately 3.4% and the weighted average interest rate on the outstanding 2015 Vehicle Lease obligations was approximately 3.5%.

11. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$3,800	$3,568	$7,122	$6,192
Selling, general and administrative	6,539	5,572	12,065	10,227
Restructuring expenses	413	—	607	—
	$10,752	$9,140	$19,794	$16,419

During the three months ended March 31, 2018, the Company reduced its field-based workforce by approximately 60 employees, primarily consisting of field-based sales representatives that promoted DUZALLO or ZURAMPIC in the first position, resulting in a modification to certain share-based payment awards. As a result of the modification, the Company recorded stock-based compensation expense of approximately $0.2 million to restructuring expenses during the three months ended March 31, 2018.

During the three months ended June 30, 2018, the Company initiated a reduction in headquarter-based workforce by approximately 40 employees associated with the Company’s intent to separate. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded stock-based compensation expense of approximately $0.4 million to restructuring expenses during the three months ended June 30, 2018.

A summary of stock option activity for the six months ended June 30, 2018 is as follows:

		Weighted-
		Average
	Number of Shares	Fair Value
	(in thousands)
Outstanding at December 31, 2017	21,086	$12.90
Granted	3,041	14.74
Exercised	(1,607)	10.42
Cancelled	(464)	14.79
Outstanding at June 30, 2018	22,056	$13.30

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected volatility	44.0%	46.1%	43.6%	46.1%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	2.8%	2.0%	2.7%	2.0%
Expected dividend yield	—%	—%	—%	—%

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

A summary of RSU activity for the six months ended June 30, 2018 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2017	2,277	$15.08
Granted	1,606	$14.71
Vested	(488)	$15.19
Forfeited	(188)	$14.92
Unvested as of June 30, 2018	3,207	$14.89

12. Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. The Company had approximately $73.8 million and approximately $79.0 million in related party accounts receivable, net of related party accounts payable, associated with Allergan as of June 30, 2018 and December 31, 2017, respectively.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016.  The Company paid approximately $3.0 million and approximately $6.3 million in insurance premiums to this insurance provider during the three and six months ended June 30, 2018, respectively, and approximately $3.0 million and approximately $6.0 million during the three and six months ended June 30, 2017, respectively. At June 30, 2018 and

December 31, 2017, the Company had an insignificant amount and no accounts payable due to this related party, respectively.

13. Workforce Reduction

On January 30, 2018, the Company commenced an initiative to evaluate the optimal mix of investments for the lesinurad franchise. As part of this effort, the Company reduced its field-based workforce by approximately 60 employees, primarily consisting of field-based sales representatives that promoted DUZALLO or ZURAMPIC in the first position.

During the three months ended March 31, 2018, the Company substantially completed the implementation of this reduction in field-based workforce and, in accordance with ASC 420, Exit or Disposal Activities, recorded approximately $2.4 million of costs including employee severance, benefits and related costs. These costs are reflected in the condensed consolidated statement of operations as approximately $2.4 million in restructuring expenses.

On June 27, 2018, the Company determined the initial organizational designs of the two new businesses, including employees’ roles and responsibilities, in connection with the Company’s intent to separate its sGC business from its commercial and GI business. As part of this process, the Company has initiated a reduction in its headquarter-based workforce by approximately 40 employees and expects to substantially complete the reduction in its workforce during the year ending December 31, 2018. The Company anticipates total costs related to the reduction in workforce to be approximately $5.3 million and will incur substantially all expenses through the end of 2018.

During the three months ended June 30, 2018, the Company recorded approximately $2.4 million of costs, including employee severance, benefits and related costs, in connection with the reduction in workforce associated with the Company’s intent to separate in accordance with ASC 420, Exit and Disposal Activities. These costs are reflected in the condensed consolidated statement of operations as restructuring expenses.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the three months ended June 30, 2018 (in thousands):

	Amounts			Amounts
	Accrued at			Accrued at
Employee severance, benefits and related costs	March 31, 2018	Charges	Amount Paid	June 30, 2018
January 2018 Reduction	$1,160	$—	$(1,016)	$144
June 2018 Reduction	—	2,166	—	2,166
Total	$1,160	$2,166	$(1,016)	$2,310

14. Subsequent Events

In July 2018, the Company obtained and analyzed the results from the lesinurad franchise test markets. Data from the test markets did not meet expectations. In connection with the results, the Company’s Board of Directors determined on July 31, 2018 to terminate the lesinurad license agreement. On August 2, 2018, the Company delivered to AstraZeneca notice of termination of the lesinurad license agreement, which termination is made with respect to all products under the lesinurad license agreement and expected to be effective 180 days from the notice. Upon such termination the lesinurad commercial supply agreement also will terminate. The Company expects to incur costs associated with DUZALLO and ZURAMPIC until the termination of the lesinurad agreement is effective.

In connection with the analysis of the data from the test markets and subsequent notice of termination of the lesinurad license agreement, the Company has reduced its projected revenue and net cash flow assumptions associated with its developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets, as well as its contingent consideration liability. Accordingly, the Company expects to record, during the three months ending September 30, 2018, a full intangible asset impairment of approximately $150.0 million and a gain on fair value remeasurement of contingent consideration of approximately $30.0 million. Additionally, in connection with the notice of termination of the lesinurad license agreement, the Company wrote down approximately $2.2 million related to lesinurad inventory and purchase commitments during the three months ended June 30, 2018 as a result of revised demand forecasts. Approximately $1.8 million of such adjustment was recorded as write-down of lesinurad commercial supply to net realizable value and loss on non-cancelable purchase commitments and approximately $0.4 million was recorded as selling, general, and administrative expense in the Company’s condensed consolidated statement of operations.

As a result of the termination of the lesinurad license agreement, the Company expects to reduce its workforce by approximately 125 employees, primarily consisting of field-based sales employees. The Company estimates that it will incur aggregate charges in connection with the reduction in its workforce of approximately $9.0 million to $11.0 million for one-time employee severance and benefit costs and approximately $1.0 million to $2.0 million for termination fees and other contract-related costs, primarily in 2018, nearly all of which are expected to result in cash expenditures.

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

Our and Allergan’s linaclotide life cycle management strategy in the U.S. includes the objective of strengthening the clinical profile of linaclotide by obtaining additional abdominal symptom claims and expanding the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation, through the advancement of linaclotide delayed release in all forms of IBS. We and Allergan are also continuing to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In July 2018, we announced the initiation of a Phase IIIb trial evaluating the efficacy and safety of linaclotide 290 mcg on multiple abdominal symptoms in addition to pain, including bloating and discomfort, in adult patients with IBS-C.

We are also advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant for the potential treatment of persistent gastroesophageal reflux disease, or persistent GERD. Our clinical research has demonstrated that reflux of bile from the intestine into the stomach and esophagus plays a key role in the ongoing symptoms of persistent GERD. IW-3718 is a novel formulation of a bile acid sequestrant designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with persistent GERD. In June 2018, we initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with persistent GERD.

In June 2016, we closed a transaction with AstraZeneca, or the Lesinurad Transaction, pursuant to which we received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient, or the Lesinurad License, including ZURAMPIC® and DUZALLO®. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration, or FDA, in December 2015 for use in combination with a xanthine oxidase inhibitor, or XOI, for the treatment of hyperuricemia associated with uncontrolled gout. In October 2016, we began commercializing ZURAMPIC in the U.S. The FDA approved DUZALLO, a fixed-dose combination product of lesinurad and allopurinol, in August 2017 for the treatment of hyperuricemia associated with gout in adults who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone. In October 2017, we began commercializing DUZALLO in the U.S. We have accounted for the Lesinurad Transaction in accordance with Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”, or ASC 805, as the Lesinurad Transaction meets the requirements of a business combination. The transaction is more fully described in Note 3, Goodwill and Intangible Assets, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. In January 2018, we commenced an initiative to evaluate the optimal mix of investments for our lesinurad franchise for uncontrolled gout, including DUZALLO and ZURAMPIC. As part of this effort, in 2018 we began re-allocating resources within our lesinurad franchise to systematically explore a more comprehensive marketing mix in select test markets (with paired controls), while continuing to build market presence for the lesinurad franchise across the country. In July 2018, we obtained and analyzed the results from the lesinurad franchise test markets. Data from the test markets did not meet expectations. In connection with the results, our Board of Directors determined on July 31, 2018 to terminate the lesinurad license agreement. These events are more fully described in Note 14, Subsequent Events, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We are also leveraging our pharmacological expertise in GC pathways gained through the discovery and development of linaclotide, a GC-C agonist, to develop a pipeline of soluble guanylate cyclase, or sGC, stimulators including praliciguat and olinciguat. We are advancing praliciguat, our lead clinical sGC stimulator, in Phase II trials for the potential treatment of diabetic nephropathy and for the potential treatment of heart failure with preserved ejection fraction, or HFpEF. Data supported the continued advancement of praliciguat for evaluation as a potential treatment for patients with diabetic nephropathy and patients with HFpEF. Our second clinical sGC stimulator, olinciguat, is being advanced in Phase II trials for the potential treatment of achalasia and for the potential treatment of sickle cell disease. In June 2018, the FDA granted Orphan Drug Designation to olinciguat for the treatment of patients with sickle cell disease.

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

In May 2018, we announced the intent, as authorized by our Board of Directors, to separate our sGC business from our commercial and GI business, resulting in two independent, publicly traded companies, Ironwood and a new company, or R&D Co. Following the separation, Ironwood is expected to focus on accelerating growth of its in-market products, including LINZESS, and advance development programs targeting treatments for GI diseases, uncontrolled gout, and abdominal pain. The separated R&D Co. is expected to focus on the sGC pipeline development programs for the treatment of serious and orphan diseases. The separation is expected to be completed in the first half of 2019 and is anticipated to be tax-free. In June 2018, we announced certain planned future management changes in connection with, and contingent upon the successful completion of, the separation, as well as determined the initial organizational designs of the two new businesses, including employees’ roles and responsibilities.

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

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide and the commercialization of lesinurad, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of June 30, 2018, we had an accumulated deficit of approximately $1.4 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

Financial Overview

Revenues.  Our revenues are generated primarily through our collaborative arrangements and license agreements related to research and development and commercialization of linaclotide, as well as co-promotion arrangements in the U.S. and product revenue related to the commercial sale of ZURAMPIC and DUZALLO in the U.S. Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. The adoption of ASC 606 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, we recognize revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which we expect to receive in exchange for the good or service.  The reported results for the three and six months ended as of June 30, 2018 reflect the application of ASC 606 guidance, while the reported results for prior periods were prepared in accordance with ASC 605, Revenue Recognition, or ASC 605. Upon adoption of ASC 606, we concluded that no cumulative adjustment to the accumulative deficit as of January 1, 2018 was necessary.  The adoption of ASC 606 had no impact on our condensed consolidated statement of operations, condensed consolidated balance sheets, or condensed consolidated statement of cash flows.

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

The core of our research and development strategy is to leverage our development capabilities, as well as our pharmacologic expertise, to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, including IBS-C and CIC, abdominal pain associated with lower GI disorders, hyperuricemia associated with uncontrolled gout, persistent GERD, diabetic nephropathy, HFpEF and specialty diseases, including sickle cell disease and achalasia.

Linaclotide.  Linaclotide is the first FDA-approved guanylate cyclase type-C, or GC-C, agonist. Linaclotide is approved and commercially available in the U.S., Japan and in a number of E.U. and other countries.

We and Allergan are exploring development opportunities in the U.S. to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In January 2017, the FDA approved a 72 mcg dose of LINZESS for adults with CIC, which became available in the U.S. in March 2017. In July 2018, we announced the initiation of a Phase IIIb trial evaluating the efficacy and safety of linaclotide 290 mcg on multiple abdominal symptoms in addition to pain, including bloating and discomfort, in adult patients with IBS-C.

We and Allergan plan to advance linaclotide delayed release as a visceral, non-opioid, pain-relieving agent for patients suffering from all forms of IBS, and have established a plan with the FDA for clinical pediatric programs with linaclotide, as described below.

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

Development Candidates.  We are advancing our persistent GERD program through the development of IW-3718, a gastric retentive formulation of a bile acid sequestrant. IW-3718 is designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with persistent GERD. In June 2018, we announced the initiation of two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with persistent GERD.

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

By boosting NO signaling, praliciguat and olinciguat have the potential to have a multidimensional impact by addressing the underlying causes of diabetic nephropathy, HFpEF, sickle cell disease and achalasia. In June 2018, the FDA granted Orphan Drug Designation to olinciguat for the treatment of patients with sickle cell disease.

We have additional assets in early development that we continue to advance, and we are exploring strategic options for further development of these assets.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC pathways.

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2018 and 2017. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Linaclotide(1)	$8,187	$8,665	$15,478	$16,916
Lesinurad(2)	1,492	4,287	3,439	9,167
Development candidates:
GI disorders (two compounds)(3)	7,481	4,887	12,789	10,609
Vascular and fibrotic disorders (two compounds)(3)	12,900	14,210	26,000	24,215
Central nervous system disorders (one compound)(3)	3,278	2	6,560	32
Total development candidates	23,659	19,099	45,349	34,856
Discovery research	5,594	5,293	11,171	10,107
Total research and development expenses	$38,932	$37,344	$75,437	$71,046

(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.
(3)	Number of compounds includes clinical-stage development candidates for the three months ended June 30, 2018.

Since 2004, the date we began tracking costs by program, we have incurred approximately $444.3 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

In connection with the FDA approval of LINZESS, we are required to conduct certain nonclinical and clinical studies, including those aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Allergan established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. We and Allergan have are advancing clinical pediatric programs in IBS-C patients age seven to 17 and functional constipation patients age six to 17. We and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In October 2012, we entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide for other geographic markets within IBS-C and CIC, or in additional indications, populations or formulations.

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

We are also advancing other development programs such as IW-3718, targeting persistent GERD, praliciguat targeting diabetic nephropathy and HFpEF, and olinciguat targeting sickle cell disease and achalasia.

Given the inherent uncertainties that come with the development of pharmaceutical products, we cannot estimate with any degree of certainty how our programs will evolve, and therefore the amount of time or money that would be required to obtain regulatory approval to market them.

As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, linaclotide’s utility will be expanded within its currently approved indications; if or when linaclotide will be developed outside of its current markets, indications, populations or formulations; or when, if ever, any of our other product candidates will generate revenues and cash flows.

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

We expect our research and development costs will be substantial for the foreseeable future. We will continue to invest in linaclotide, including the investigation of ways to enhance the clinical profile within their currently approved indications, and the exploration of its potential utility in other indications, populations and formulations. We will also invest in our other product candidates as we advance them through nonclinical studies and clinical trials, in addition to funding full-time equivalents for research and development activities under our external collaboration and license agreements.

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

Restructuring Expenses. We record costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Such costs are based on estimates of fair value in the period the liabilities are incurred. We evaluate and adjusts these costs as appropriate for changes in circumstances as additional information becomes available.

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

Except as outlined below, during the three and six months ended June 30, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or SEC, on February 22, 2018, or the 2017 Annual Report on Form 10-K.

Revenue Recognition

Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective transition method. The adoption of ASC 606 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, we recognize revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which we expect to receive in exchange for the good or service.  The reported results for the three and six months ended as of June 30, 2018 reflect the application of ASC 606 guidance, while the reported results for prior periods were prepared in accordance with ASC 605. Upon adoption of ASC 606, we concluded that no cumulative adjustment to the accumulative deficit as of January 1, 2018 was necessary. There were no remaining or ongoing deliverables or unrecognized consideration as of December 31, 2017 that required an adjustment to accumulated deficit. The adoption of ASC 606 had no impact on our condensed consolidated statement of operations, condensed consolidated balance sheets, or condensed consolidated statement of cash flows.

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
•

For contracts that were modified before the beginning of the earliest reporting period presented in accordance with the pending content that links to this paragraph, an entity need not retrospectively restate the contract for those contract modifications in accordance with paragraphs ASC 606-10-25-12 through 25-13. Instead, an entity shall reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented in accordance with the pending content that links to this paragraph when: a. Identifying the satisfied and unsatisfied performance obligations b. Determining the transaction price and c. Allocating the transaction price to the satisfied and unsatisfied performance obligations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$71,207	$58,640	$134,293	$110,504
Product revenue, net	1,096	465	1,731	754
Sale of active pharmaceutical ingredient	8,803	5,972	14,237	5,985
Total revenues	81,106	65,077	150,261	117,243
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	4,065	3,502	6,672	4,033
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	1,836	96	1,836	96
Research and development	38,932	37,344	75,437	71,046
Selling, general and administrative	68,363	57,792	127,864	113,396
Amortization of acquired intangible assets	3,476	421	6,952	841
Loss on fair value remeasurement of contingent consideration	1,962	6,933	2,474	8,547
Restructuring expenses	2,392	—	4,814	—
Total cost and expenses	121,026	106,088	226,049	197,959
Loss from operations	(39,920)	(41,011)	(75,788)	(80,716)
Other (expense) income:
Interest expense	(9,383)	(9,046)	(18,656)	(18,029)
Interest and investment income	732	496	1,413	891
(Loss) gain on derivatives	(809)	5,337	507	3,138
Loss on extinguishment of debt	—	—	—	(2,009)
Other expense, net	(9,460)	(3,213)	(16,736)	(16,009)
Net loss	$(49,380)	$(44,224)	$(92,524)	$(96,725)

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$71,207	$58,640	$12,567	21%	$134,293	$110,504	$23,789	22%
Product revenue, net	1,096	465	631	136%	1,731	754	977	130%
Sale of active pharmaceutical ingredient	8,803	5,972	2,831	47%	14,237	5,985	8,252	138%
Total revenues	$81,106	65,077	16,029	25%	150,261	117,243	33,018	28%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $12.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily related to an approximately $13.0 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand; and an approximately $0.6 million increase in royalty payments. The increases were partially offset by an approximately $1.3 million decrease attributable to the decrease in revenue under the Cologuard Co-Promotion Agreement with Exact Sciences due to the end of the royalty period.

The increase in revenue from collaborative arrangements of approximately $23.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily related to an approximately $24.7 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand; an approximately $1.2 million increase in royalty payments; and an approximately $0.6 million increase in revenue related to VIBERZI co-promotion activities. The increases were partially offset by an approximately $2.4 million decrease attributable to the decrease in revenue under the Cologuard Co-Promotion Agreement with Exact Sciences due to the end of the royalty period.

Product Revenue, net. The increase in net product revenue of approximately $0.6 million and approximately $1.0 million for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, was primarily due to net product sales of DUZALLO in the U.S. in 2018. We began commercializing DUZALLO in September 2017.

Sale of active pharmaceutical ingredient. The increase in sale of API of approximately $2.8 million and approximately $8.3 for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, respectively, was primarily due to increased shipments of linaclotide API to Astellas for Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan.

Cost and Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	$4,065	$3,502	$563	16%	$6,672	$4,033	$2,639	65%
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	1,836	96	1,740	1,813%	1,836	96	1,740	1,813%
Research and development	38,932	37,344	1,588	4%	75,437	71,046	4,391	6%
Selling, general and administrative	68,363	57,792	10,571	18%	127,864	113,396	14,468	13%
Amortization of acquired intangible assets	3,476	421	3,055	726%	6,952	841	6,111	727%
Loss on fair value remeasurement of contingent consideration	1,962	6,933	(4,971)	(72)%	2,474	8,547	(6,073)	(71)%
Restructuring expenses	2,392	—	2,392	100%	4,814	—	4,814	100%
Total cost and expenses	$121,026	$106,088	$14,938	14%	$226,049	$197,959	$28,090	14%

Cost of Revenue, excluding amortization of acquired intangible assets.  The increase of approximately $0.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily related to an increase of approximately $1.0 million due to an increase in linaclotide API sales to Astellas in Japan. The increase of approximately $2.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily related to an increase of approximately $3.4 million due to an increase in linaclotide API sales to Astellas in Japan, offset by approximately $0.8 million due to a decrease in one-time period related costs incurred during the six months ended June 30, 2017.

Write-down of lesinurad commercial supply to net realizable value and loss on non-cancelable purchase commitments. The increase of approximately $1.7 million in write-down of lesinurad commercial supply and loss on non-cancelable purchase commitments for each of the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was due to revisions to the lesinurad commercial supply demand forecasts. For additional information refer to Note 14, Subsequent Events, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expense.    The increase in research and development expense of approximately $1.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily related to an increase of approximately $2.2 million in compensation, benefits and other employee-related expenses; an increase of approximately $1.3 million in research costs related to our early-stage pipeline candidates; and an increase of approximately $0.4 million in operating costs including facilities. These increases were partially offset by a decrease of $2.1 million related to lesinurad development.

The increase in research and development expense of approximately $4.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily related to an increase of approximately $5.3 million in compensation, benefits and other employee-related expenses; an increase of approximately $2.8 million in research costs related to our early-stage pipeline candidates; an increase of approximately $1.7 million in operating costs including facilities; and an increase of approximately $0.9 million in professional services, including consulting and contractor expenses. These increases were partially offset by a decrease of $4.5 million related to lesinurad development; a decrease of approximately $1.7 million in external costs related to the development of linaclotide.

Selling, General and Administrative Expense.    Selling, general and administrative expenses increased approximately $10.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily as a result of an approximately $7.6 million increase in legal and consulting costs associated with the Company’s intent to separate into two independent publicly traded companies; an increase of approximately $2.2 million in legal and consulting costs associated with the proxy statement; an approximately $1.8 million increase in costs associated with selling expenses and marketing programs; an increase of approximately $1.0 million in costs associated with professional services such as temporary support; and an approximately $0.9 million increase associated with post-marketing requirements related to the Lesinurad Transaction. These increases were partially offset by a decrease of an approximately $1.7 million in transitional support service costs associated with the Lesinurad Transaction, and a decrease of approximately $1.5 million in facility and operating costs.

Selling, general and administrative expenses increased approximately $14.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily as a result of an approximately $8.0 million increase in legal and consulting costs associated with the Company’s intent to separate into two independent publicly traded companies; an approximately $4.8 million increase in costs associated with selling expenses and marketing programs; an approximately $4.3 million increase in costs associated with post-marketing requirements related to the Lesinurad Transaction; an increase of approximately $2.8 million in legal and consulting costs associated with the proxy statement; an increase of approximately $2.2 million in compensation, benefits and other employee-related expenses; and an increase of approximately $1.5 million in costs associated with professional services such as temporary support. These increases were partially offset by a decrease of an approximately $6.6 million in transitional support service costs associated with the Lesinurad Transaction; a decrease of approximately $1.8 million in sample expenses; and an approximately $0.8 million decrease in costs related to facilities and operating costs.

Amortization of Acquired Intangible Assets.  The increase in amortization of acquired intangible assets expense of approximately $3.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and approximately $6.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, was primarily due to the DUZALLO intangible asset which began amortizing in August 2017 upon FDA approval. The amount allocated to the ZURAMPIC and DUZALLO intangible assets will be amortized on a straight-line basis over their estimated useful lives of approximately 13 years from Acquisition Date and 12 years from approval date, respectively, the period of estimated future cash flows.

Loss on Fair Value remeasurement of contingent consideration. Fair value remeasurement of contingent consideration includes significant estimates related to probability weighted net cash outflow projections, discounted using a yield curve equivalent to our credit risk which estimates the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca in connection with the Lesinurad Transaction.  Changes to these inputs are re-evaluated each reporting period. The decrease in the loss on fair value of the contingent consideration obligation of approximately $5.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as well as the decrease of approximately $6.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to revised net cash outflows projections and the passage of time.

Restructuring Expenses. The increase in restructuring expenses of approximately $2.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was due to the restructuring costs incurred in June 2018 associated with our intent to separate into two independent, publicly traded companies and the determination of the initial organizational designs of the two new businesses.

The increase in restructuring expenses of approximately $4.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to approximately $2.4 million of costs incurred in June 2018 associated with our intent to separate into two independent, publicly traded companies and the determination of the initial organizational designs of the two new businesses and approximately $2.4 million of costs incurred with the reduction in field-based workforce in January 2018 associated with an initiative to evaluate the optimal mix of investments for the lesinurad franchise.

Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(9,383)	$(9,046)	$(337)	4%	$(18,656)	$(18,029)	$(627)	3%
Interest and investment income	732	496	236	48%	1,413	891	522	59%
Gain (loss) on derivatives	(809)	5,337	(6,146)	(115)%	507	3,138	(2,631)	(84)%
Loss on extinguishment of debt	—	—	—	—%	—	(2,009)	2,009	(100)%
Total other expense, net	$(9,460)	$(3,213)	$(6,247)	194%	$(16,736)	$(16,009)	$(727)	5%

Interest expense increased by approximately $0.3 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, mainly due to an increase of approximately $0.4 million in interest expense associated with the 2022 Notes. Interest expense increased by approximately $0.6 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, mainly due to an increase of approximately $0.7 million in interest expense associated with the 2022 Notes.

Interest and investment income increased by approximately $0.2 million and approximately $0.5 million during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, mainly due to an increase in higher yield return on investment securities in 2018.

For the three months ended June 30, 2018, we recorded a loss on derivatives of approximately $0.8 million resulting from an approximately $46.1 million increase in the fair value of the Convertible Note Hedges and an approximately $46.9 million increase in the fair value of the Note Hedge Warrants. For the three months ended June 30, 2017, we recorded a gain on derivatives of approximately $5.3 million resulting from an approximately $21.4 million increase in the fair value of the Convertible Note Hedges and an approximately $16.1 million increase in the fair value of the Note Hedge Warrants.

For the six months ended June 30, 2018, we recorded a gain on derivatives of approximately $0.5 million resulting from an approximately $51.3 million increase in the fair value of the Convertible Note Hedges and an approximately $50.8 million increase in the fair value of the Note Hedge Warrants. For the six months ended June 30, 2017, we recorded a gain on derivatives of approximately $3.1 million resulting from an approximately $39.3 million increase in the fair value of the Convertible Note Hedges and an approximately $36.2 million increase in the fair value of the Note Hedge Warrants.

Loss on extinguishment of debt was approximately $2.0 million during the six months ended June 30, 2017. This is due to the write-off of the remaining unamortized debt issuance costs on the PhaRMA Notes as part of the redemption in January 2017.

Liquidity and Capital Resources

At June 30, 2018, we had approximately $181.2 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds and repurchase agreements. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2018, our balances of cash, cash equivalents and available-for-sale securities decreased approximately $40.2 million. This decrease is primarily due to approximately $53.6 million of cash used to operate our business, including payments related to, among other things, research and development, and selling, general and administrative expenses as we continue to invest in our research pipeline and support the continued commercialization of our products. We also invested approximately $3.2 million in capital expenditures, and made payments of approximately $1.5 million on capital lease obligations. These cash outflows were partially offset by approximately $19.0 million in proceeds from the exercise of stock options.

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

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of June 30, 2018, we had an accumulated deficit of approximately $1.4 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015 and approximately $11.2 million of net proceeds, after fees and the redemption of the PhaRMA Notes, from the issuance of $150.0 million in aggregate principal amount of the 2026 Notes in January 2017.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive substantially all of our revenue from this collaboration. Additionally, we began commercializing ZURAMPIC and DUZALLO in the U.S. for the treatment of uncontrolled gout in the fourth quarter of 2016 and the fourth quarter of 2017, respectively. We are also deploying significant resources to advance product opportunities in IBS-C and CIC, abdominal pain associated with lower GI disorders, persistent GERD, diabetic nephropathy, HFpEF, and specialty diseases, including sickle cell disease and achalasia, as well as to fulfill FDA requirements for linaclotide and lesinurad. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS and financial discipline.  However, we have not achieved positive cash flows from operations to date.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties from Allergan based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, develop and commercialize other products, and continue to invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of June 30, 2018 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying estimates regarding the costs to develop our product candidates and obtain regulatory approvals and the costs to commercialize linaclotide in the U.S., China and other markets, and develop and commercialize other products, as well as our goal to become cash flow positive, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the revenue generated by sales of LINZESS, CONSTELLA, and any other products;

•	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS and any other products;

•	the success of our third-party manufacturing activities;

•	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approval development and regulatory requirements;

•	the success of our research and development efforts;

•	the emergence of competing or complementary products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish, including royalties or other payments due or payable under such agreements; and

•	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of integrating any such assets into our business operations.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2017 Annual Report on Form 10-K. There have not been any material changes from the contractual commitments and obligations previously disclosed in our 2017 Annual Report on Form 10-K, other than a change in estimated obligations associated with our vehicle leases. This change is more fully described in Note 10, Commitments and Contingencies, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, Summary of Significant Accounting Policies, in our 2017 Annual Report on Form 10-K and Note 1, Nature of Business, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and six months ended June 30, 2018 that had a material effect on our condensed consolidated financial statements included in this report.

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

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the indenture that governs the 2022 Notes) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of June 30, 2018, the fair value of the 2022 Notes was estimated by us to be $445.6 million. The 2022 Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 9, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2018 and 2017 had a significant impact on our results of operations.

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

PART II    OTHER INFORMATION

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

In October 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva. Teva’s Notice Letter contends that United States patents for LINZESS (U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, and 8,110,553 (expiring 2024); 7,304,036 (expiring 2026); and 8,748,573, 8,802,628, and 8,933,030 (expiring 2031), or the Challenged Patents) listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, are invalid, unenforceable and/or would not be infringed by Teva’s manufacture, use, sale or offer for sale of the Potential Generic Products.  In September 2017, we received a second Notice Letter relating to the ANDA submitted to the FDA by Teva contending that U.S. Patent No. 9,708,371 (expiring 2033) listed in the Orange Book is invalid and/or would not be infringed by Teva’s manufacture, use, sale or offer for sale of the Potential Generic Products.  In December 2017, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Teva, contending that U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, and 8,110,553; 7,304,036; 8,933,030; and 9,708,371, or the 72mcg Challenged Patents, are invalid, unenforceable and/or would not be infringed by Teva’s manufacture, use, sale or offer for sale of the Potential 72 mcg Generic Product.

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

In November 2016, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Mylan Pharmaceuticals Inc., or Mylan, contending that all of the Challenged Patents are invalid, unenforceable and/or would not be infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential Generic Products.  In October 2017, we received a second Notice Letter relating to the ANDA submitted to the FDA by Mylan contending that U.S. Patent No. 9,708,371 is invalid and/or would not be infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential Generic Products. In February 2018, we received a Notice Letter relating to an ANDA that was submitted to the FDA by Mylan, contending that the 72mcg Challenged Patents, are invalid, unenforceable and/or would not be infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential 72 mcg Generic Product.

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

Mylan responded to our lawsuit in December 2016, asserting defenses of, among other things, lack of subject matter and personal jurisdiction and improper venue.  In January 2017, each of Teva and Sandoz filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of the Challenged Patents.  In April 2017, Aurobindo and its affiliate filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 8,933,030.  On July 13, 2017, Mylan filed a motion to dismiss for improper venue.  In September 2017, Aurobindo and its affiliate filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent Nos. 7,371,727, 7,704,947, 7,745,409, 8,080,526, 8,110,553, and 7,304,036. In November 2017, Teva filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 9,708,371.  In December 2017, Mylan filed an answer to the lawsuit that we and Allergan filed in November 2017. In February 2018, Sandoz filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 9,703,371.  In February 2018 and March 2018, we and Allergan filed lawsuits against Teva and Mylan, respectively, each in Delaware District Court.  We asserted that the 72mcg Challenged Patents are valid and infringed by Teva and Mylan. These lawsuits have been consolidated with the lawsuit filed in November 2016.  In May 2018, we, Allergan, Teva and Sandoz stipulated to dismiss without prejudice all claims, counterclaims and defenses with respect to U.S. Patent Nos. 9,708,371.  In July 2018, we and Allergan filed a motion to dismiss for lack of subject matter jurisdiction all claims and counterclaims between Mylan and us with respect to U.S. Patent No. 9,708,371.

In April 2018, we and Allergan entered into a settlement agreement with Aurobindo and its affiliate. Pursuant to the terms of the settlement, we and Allergan will grant Aurobindo and its affiliate a license to market a generic version of LINZESS in the United States beginning on August 5, 2030 (subject to FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur. As a result of the settlement, all Hatch-Waxman litigation between the companies and Aurobindo regarding LINZESS patents has been dismissed.

Trial is scheduled in June 2019 for the action involving Teva, Sandoz, and Mylan.

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

We and our partner, Allergan plc (together with its affiliates), or Allergan, began selling LINZESS in the U.S. during December 2012. Revenues from our LINZESS collaboration constitute a significant portion of our total revenue, and we believe they will continue to do so for the foreseeable future.  In addition, in June 2016, we entered into a license agreement for exclusive rights to commercialize products containing lesinurad in the U.S., which license agreement we refer to as the Lesinurad License Agreement, and we began selling ZURAMPIC and DUZALLO in October 2016 and October 2017, respectively. The commercial success of our products depends on a number of factors, including:

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

•	the effectiveness of Allergan’s distribution networks for LINZESS and the effectiveness of our distribution strategy and networks for ZURAMPIC and DUZALLO;

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these or other areas, associated with our products; and

•	the development or commercialization of competing products or therapies for the treatment of the approved indications for our products, or their associated symptoms.

Our revenues from the commercialization of our products are subject to these factors, and therefore may be unpredictable from quarter-to-quarter. Ultimately, we may never generate sufficient revenues from our products to reach or maintain profitability for our company or to sustain our anticipated levels of operations.

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

Any of the above occurrences would harm or prevent sales of our products, increase expenses and impair our and our partners’ ability to successfully commercialize our products.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture active pharmaceutical ingredient, or API, and final drug product.  We rely on our partners, with respect to linaclotide, and a third-party logistics provider and various distributors, with respect to products containing lesinurad, to store and distribute that drug product to third party purchasers. With respect to linaclotide, we and certain of our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered territories. Each of Allergan and Astellas is responsible for linaclotide drug product and finished goods manufacturing (including bottling and packaging) for its respective territories, and distributing the finished goods to wholesalers. Under our collaboration with AstraZeneca for linaclotide, we are accountable for drug product manufacturing for China, Hong Kong and Macau, with AstraZeneca accountable for finished goods manufacturing.  Neither we nor AstraZeneca have experience manufacturing linaclotide on a commercial scale and we and AstraZeneca are working to achieve sufficient redundancy in this component of the linaclotide supply chain.

With respect to lesinurad, we have a commercial supply agreement with AstraZeneca to manufacture finished drug product during the pendency of the Lesinurad License Agreement. We rely exclusively on AstraZeneca as our supplier of finished drug product for ZURAMPIC and DUZALLO. If, for any reason, AstraZeneca is unable or unwilling to perform under our commercial supply agreement or if AstraZeneca performs poorly, our ability to timely deliver ZURAMPIC and DUZALLO to our customers would be significantly impaired or we might not be able to supply such products to our customers at all.  Such failure to deliver finished drug product to our customers would negatively impact our reputation and sales of ZURAMPIC and DUZALLO would be adversely affected.  If such event occurs, we may not be able to identify, validate and obtain necessary regulatory approvals for an alternative manufacturer, or do so on acceptable terms, during the pendency of the Lesinurad License Agreement.  We also rely on a third-party logistics provider and various distributors to store and distribute lesinurad.  Distribution requires significant coordination among our supply chain, sales and marketing, and finance organizations, as well as our external service providers and partners.  Failure to coordinate financial and other systems could negatively impact our ability to accurately report product revenue and otherwise adversely impact our business and financial results.  Our lesinurad distribution network and commercialization efforts may be significantly impacted if our logistics provider’s warehouse is damaged or if there are disruptions in its, or one or more of our distributor’s, business, or if we are unable to effectively manage the distribution process. Distribution practices will also need to comply with the applicable regulatory requirements. If our distributors do not comply with the applicable regulatory requirements, we could be exposed to potential enforcement actions.

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

Maintaining our commercial infrastructure for lesinurad and the transition of lesinurad to AstraZeneca during the pendency of the Lesinurad License Agreement may be significant undertakings that could require substantial financial and managerial resources, and we may not be successful.

We are currently marketing and selling LINZESS in the U.S. with our partner Allergan, and ZURAMPIC is our first solely marketed product in the U.S.  Unlike LINZESS, we currently are solely responsible for the commercialization of ZURAMPIC and DUZALLO and we do not have significant experience with all components of commercialization without a partner.  Maintaining the necessary capabilities are competitive and time-consuming and the commercialization of ZURAMPIC and DUZALLO requires a significant expenditure of operating, financial and management resources, and we may incur more expenditures than anticipated during the pendency of the Lesinurad License Agreement.  We cannot guarantee that we will be able to maintain these capabilities and any necessary agreements on acceptable terms, if at all, during this period.  During the pendency of the Lesinurad License Agreement, if we are unable to maintain such capabilities, or are unable to do so in an efficient manner or on a timely basis, our business, operating results and financial condition would be adversely affected.

We also have no prior experience as a company developing or commercializing products in the field of uncontrolled gout.  While we have significant experience, and have been successful, in marketing LINZESS to primary care physicians and other prescribers, our competitors in the field of uncontrolled gout have more experience marketing products in this indication and may more successfully market their products.  During the pendency of the Lesinurad License Agreement, our competitors may also develop, manufacture and market products to treat hyperuricemia associated with uncontrolled gout that are more effective or less expensive than ours, or that have a more favorable safety profile.

We have made assumptions relating to the impact of ZURAMPIC and DUZALLO, or the Lesinurad Business, on our financial results during the pendency of the Lesinurad License Agreement relating to numerous matters, including the amount of goodwill and intangible assets related to the Lesinurad Business, the cost of development and commercialization of such products, and the associated costs and impact and the other financial and strategic risks related to the Lesinurad Business.  Furthermore, during the pendency of the Lesinurad License Agreement, we may incur higher than expected operating and transaction costs, and we may encounter general economic and business conditions that adversely affect the Lesinurad Business.  If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results.

We may encounter further costs and delays related to transitioning the Lesinurad Business to AstraZeneca. We have never undertaken the process of transitioning a marketed product to a third party, and we may encounter challenges and costs that we do not currently anticipate. Our reputation with patients or physicians may be harmed as a result of transitioning the Lesinurad Business, and unforeseen complications with the FDA or other regulatory agencies could arise. For additional information relating to our expected costs and expenses of exiting the Lesinurad Business, see Note 14, Subsequent Events, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Our and our partner’s ability to commercialize our products successfully depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Allergan (with respect to LINZESS) will be able to negotiate or continue to negotiate pricing terms with third-party payers at levels that are profitable to us, or at all. Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future.  Our business would be materially adversely affected if we and our partners are not able to receive approval for reimbursement of our products from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if private health insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payers limit or reduce the indications for or conditions under which our products may be reimbursed.

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

With respect to lesinurad, as part of our acquisition of the Lesinurad Business, we rely on AstraZeneca to provide us with information about ZURAMPIC and DUZALLO that may be critical to the development and the commercial success of such products in the U.S. during the pendency of the Lesinurad License Agreement.  For example, AstraZeneca is responsible for notifying us of certain material intellectual property related to lesinurad that is developed by it or its other licensees of lesinurad.  If AstraZeneca does not notify us of such intellectual property or AstraZeneca’s licensees fail to report such intellectual property to AstraZeneca, or, in each case, fail to provide such information on a timely basis, we may not be able to commercialize ZURAMPIC and DUZALLO as effectively or efficiently.

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

LINZESS is contraindicated in pediatric patients up to 6 years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than 2 years of age. There is also a boxed warning advising physicians to avoid the use of LINZESS in pediatric patients 6 to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, are advancing clinical pediatric programs in IBS-C patients age seven to 17 and functional constipation patients age six to 17. Our ability to conduct clinical studies in younger pediatric patients will depend, in part, on the safety and efficacy data from our clinical programs in older pediatric patients. Our ability to ever expand the indication or label information for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical programs. We and Allergan have also committed to certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. We expect to complete these studies over the next two to four years.

ZURAMPIC and DUZALLO are contraindicated in patients with severe renal impairment or end-stage renal diseases, kidney transplant recipients, patients on dialysis or patients with tumor lysis syndrome or Lesch-Nyhan syndrome.  In addition, DUZALLO is contraindicated in patients with a known hypersensivity to allopurinol. DUZALLO is approved for the treatment of hyperuricemia associated with gout in patients who have not achieved target serum acid levels with a medically appropriate daily dose of allopurinol alone, and there is a boxed warning that acute renal failure has occurred with lesinurad, one of the components of DUZALLO.  ZURAMPIC is approved for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout, and there is a boxed warning about the risk of acute renal failure with ZURAMPIC, which is more common when ZURAMPIC is used without an XOI. The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. We rely exclusively on AstraZeneca as our supplier of drug product for such study and other development activities pursuant to our clinical supply agreement.  If, for any reason, AstraZeneca is unable or unwilling to perform under our clinical supply agreement or if AstraZeneca performs poorly, our ability to, among other things, continue the post-marketing clinical study for lesinurad during the pendency of the Lesinurad License Agreement could be delayed or we may not be able to continue it at all during such period.  Additionally, as the holder of the approved NDA for each of ZURAMPIC and DUZALLO, we are obligated to monitor and report adverse events and any failure of such products to meet the specifications in the applicable NDA, to submit new or supplemental applications and to obtain FDA approval for certain changes to such products, including changes to product labeling and manufacturing processes.

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

In May 2018, we announced the intent to separate our soluble guanylate cyclase, or sGC, business from our commercial and GI business, resulting in two independent, publicly traded companies, Ironwood and a new company, or

R&D Co. Following the separation, Ironwood is expected to focus on accelerating growth of its in-market products, including LINZESS, and advance development programs targeting treatments in GI diseases and abdominal pain. The separated R&D Co. is expected to focus on the sGC pipeline development programs for the treatment of serious and orphan diseases.

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

We are highly dependent on the drug discovery, development, regulatory, commercial, financial and other expertise of our management, particularly Peter M. Hecht, Ph.D., our chief executive officer; Gina Consylman, our senior vice president, chief financial officer, and treasurer; Mark G. Currie, Ph.D., our senior vice president, chief scientific officer and president of research and development; Halley E. Gilbert, our senior vice president, chief legal officer, and secretary; William Huyett, our chief operating officer; and Thomas A. McCourt, our senior vice president, marketing and sales and chief commercial officer. Transitions in our senior management team and other key employees, including any that occur in connection with the proposed separation of our business into two independent, publicly traded companies, may result in operational disruptions, and our business may be harmed as a result. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. We could have difficulty attracting experienced talent to our company and each of Ironwood and R&D Co. during and following the proposed separation and we may be required to expend significant financial resources in our recruitment efforts, which may or may not be successful.

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

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) expiring in 2026. Additional U.S. patents and pending applications related to LINZESS include multiple patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation, the latest of which expire in the early 2030s, as well as other patents and pending patent applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the U.S. Patent and Trademark Office, or the USPTO, in the future. We believe in the strength of our linaclotide patent portfolio and that it gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results.  In March 2013, an opposition to one of our granted patents covering linaclotide was filed in Europe. In April 2015, the patent was upheld in its entirety by the European Patent Office, affirming the strength of our intellectual property and our belief that the opposition was without merit. We believe in the strength of the patent that is the subject of this opposition, but we cannot be certain that it will not be invalidated until the opposition proceeding, including the associated appeals process, is complete.  In September 2017, an opposition to one of our granted patents covering a component of CONSTELLA, as well as formulations comprising linaclotide and this component, was filed in Europe.  In June 2018, we voluntarily requested that this patent be withdrawn from grant.  While any oppositions are ongoing, we will incur additional expense and be required to focus additional efforts on the proceedings. Moreover, successful outcomes in the oppositions do not preclude later challenges to these or other of our patents in the courts.  Even if these patents were ultimately found to be invalid, we have other linaclotide composition of matter-, use- and formulation-related patents that are granted and in force, and we believe in the strength of our patent protection in Europe.

We received an exclusive license from AstraZeneca for several issued patents and pending applications in the U.S. related to ZURAMPIC and DUZALLO, including a composition of matter patent for lesinurad covering both ZURAMPIC and DUZALLO (U.S. Patent 8,003,681), several patents directed to ZURAMPIC and DUZALLO pharmaceutical compositions and methods of use, and patents and applications relating to polymorphic forms of lesinurad and methods of manufacturing lesinurad.  Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the USPTO during the pendency of the Lesinurad License Agreement. If any or all of the ZURAMPIC- or DUZALLO-related patents were invalidated, we would still have marketing exclusivity under the Hatch-Waxman Act from FDA approval of ZURAMPIC during the pendency of the Lesinurad License Agreement. We believe in the strength of AstraZeneca’s U.S. lesinurad patent portfolio and that it gives us sufficient freedom to operate; however, if any of AstraZeneca’s present or future lesinurad patents is invalidated, this could have an adverse effect on our business and financial results during the pendency of the Lesinurad License Agreement.

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

Competitors may infringe the patents relating to our products and our product candidates or may assert that such patents are invalid. To counter ongoing or potential infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Litigation with generic manufacturers has become increasingly common in the biotechnology and pharmaceutical industries. In addition, in an infringement or invalidity proceeding, a court or patent administrative body may determine that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Generic drug manufacturers were first able to file ANDAs for generic versions of LINZESS in August 2016, but we may not become aware of these filings for several months after any such submission due to procedures specified under applicable FDA regulations. When filing an ANDA for one of our products, a generic drug manufacturer may choose to challenge one or more of the patents that cover such product. As such, we may need to protect our intellectual property rights by bringing legal proceedings against the generic drug manufacturer.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing our products, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our 11% PhaRMA Notes due 2024, or the PhaRMA Notes, related to the sales of LINZESS in the U.S. (which were redeemed, in full, in connection with the funding and issuance in January 2017 of our 8.375% Notes due 2026, or the 2026 Notes) and our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and we have incurred losses in each year since our inception in 1998. We currently derive a significant portion of our revenue from our LINZESS collaboration with Allergan for the U.S.  We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. We incurred net losses of approximately $92.5 million and approximately $96.7 million in the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $1.4 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and to transition lesinurad to AstraZeneca, and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, this will have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2018, we had total indebtedness of approximately $485.7 million and available cash, cash equivalents and available for sale securities of approximately $181.2 million. We chose to issue our 2026 Notes (in connection with the redemption, in full, of our PhaRMA Notes) and our 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

In addition, any impairments of goodwill or intangible assets and any associated write-downs would have a negative effect on our operating results.  Determining whether an impairment exists and the amount of the potential impairment is subject to significant uncertainty and involves the use of estimates and assumptions. For example, our ZURAMPIC and DUZALLO intangible assets are significant.  In connection with the analysis of the data from the lesinurad franchise test markets and the notice of termination of the Lesinurad License Agreement, we expect to record a full intangible asset impairment of these intangible assets and a gain on fair value remeasurement of contingent consideration during the three months ending September 30, 2018. Additionally, we wrote down lesinurad inventory and purchase commitments during the three months ended June 30, 2018 as a result of revised lesinurad demand forecasts. For additional information relating to the impairment of such intangible assets and write-down of inventory and purchase commitments, see Note 14, Subsequent Events, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of June 30, 2018, there were 138,860,929 and 13,992,491 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 20,920,816 and 1,134,823 outstanding stock options (vested and unvested) and 3,206,626 and no unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively.  As of June 30, 2018, the holders of our Class A common stock own approximately 91% and the holders of our Class B common stock own approximately 9% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 50% and holders of our Class B common stock have approximately 50% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

Item 5. Other Information

On August 3, 2018, in connection with its ongoing evaluation of our compensation practices and to better align to current market data, the Compensation and HR Committee of our Board of Directors approved certain amendments to the existing severance arrangements with our executive officers (each, an Officer and collectively, the Officers).

Under the amended severance arrangements, if an Officer’s employment is terminated without Cause or by the Officer as a result of a Constructive Termination, each as defined in the severance arrangements (each, a Qualifying Termination), within six months before announcement of or entry into an agreement that would result in a change of control or 24 months following a change of control, such Officer will be entitled to receive severance payments under the severance arrangements, with the following amendments: (i) 150% of the Officer’s current annual base salary (or, for Peter M. Hecht, our Chief Executive Officer, 200% of his current annual base salary), increased from 100% of the Officer’s current annual base salary, (ii) 150% of the Officer’s target annual cash incentive award for the current year (the Target Bonus) (or, for Dr. Hecht, 200% of his Target Bonus), increased from 100% of the Officer’s Target Bonus, and (iii) subsidized benefits under the Consolidated Omnibus Budget Reconciliation Act (COBRA) for 18 months (or, for Dr. Hecht, 24 months), increased from 12 months. Additionally, the amended severance arrangements provide that Officers will have 24 months (or, for Dr. Hecht, 36 months) following such termination to exercise vested stock options.

Under the amended severance arrangements, if Dr. Hecht’s employment is terminated in a Qualifying Termination outside of a change of control, he will be entitled to receive severance payments under the severance arrangements, with the following amendments: (i) 150% of his current annual base salary, increased from 100% of his current annual base salary, (ii) 150% of his Target Bonus, increased from 100% of his Target Bonus, and (iii) subsidized COBRA benefits for 18 months, increased from 12 months. If the employment of any Officer aside from Dr. Hecht is terminated in a Qualifying Termination outside of a change of control, such Officer will receive up to an additional six months of his or her current annual base salary and subsidized COBRA benefits so long as such Officer has not secured new employment following the end of the initial 12-month severance period. Additionally, the amended severance arrangements provide that time-based equity awards held by the Officer will vest as to those awards that would have vested by their terms during the 18-month period (or, for Dr. Hecht, the 24-month period) following such termination, with additional accelerated vesting for a portion of such awards that would have vested on the next regularly scheduled vesting date following the date that is 18 months (or, for Dr. Hecht, 24 months) following termination, and such Officer will have 24 months (or, for Dr. Hecht, 36 months) following such termination to exercise vested stock options.

All other benefits under, and terms and conditions of, the severance arrangements remained unchanged in all material respects.  The foregoing description of the amended severance arrangements is a summary, is not complete, and is qualified in its entirety by the terms and conditions of the amended severance arrangements, forms of which will be filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2018.

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

Ironwood Pharmaceuticals, Inc.

Date: August 6, 2018	By:	/s/ PETER M. HECHT
Peter M. Hecht
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2018	By:	/s/ GINA CONSYLMAN
Gina Consylman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)