Form 10-Q
period 2018-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2018-11-06
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, there were 140,082,377 shares of Class A common stock outstanding and 13,976,855 shares of Class B common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
•	the timing, investment and associated activities involved in commercializing LINZESS® by us and Allergan plc in the U.S.;

•	the timing and execution of the launches and commercialization of CONSTELLA® in Europe and LINZESS in Japan;

•

the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;

•	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;

•

our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, drug product and finished goods, as applicable, on a commercial scale;

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$141,562	$125,736
Available-for-sale securities	19,836	95,680
Accounts receivable, net	10,193	3,190
Related party accounts receivable, net	55,182	78,967
Inventory, net	76	735
Prepaid expenses and other current assets	21,699	7,288
Total current assets	248,548	311,596
Restricted cash	7,676	7,056
Property and equipment, net	16,161	17,274
Convertible note hedges	142,774	108,188
Intangible assets, net	—	159,905
Goodwill	785	785
Other assets	708	870
Total assets	$416,652	$605,674
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and related party accounts payable, net	$9,332	$15,958
Accrued research and development costs	5,088	7,313
Accrued expenses and other current liabilities	44,958	38,237
Capital lease obligations	171	4,077
Current portion of deferred rent	247	195
Current portion of 2026 Notes	39,191	—
Current portion of contingent consideration	74	247
Deferred revenue	13,521	—
Total current liabilities	112,582	66,027
Deferred rent, net of current portion	6,113	5,449
Contingent consideration, net of current portion	—	31,011
Note hedge warrants	122,778	92,188
Convertible senior notes	261,355	249,193
2026 Notes, net of current portion	108,589	146,898
Other liabilities	2,530	5,060
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 139,805,308 and 136,465,526 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	140	137
Class B common stock, $0.001 par value, 100,000,000 shares authorized and 13,976,855 shares issued and outstanding at September 30, 2018 and 13,983,762 shares issued outstanding at December 31, 2017	14	14
Additional paid-in capital	1,378,195	1,318,536
Accumulated deficit	(1,575,635)	(1,308,760)
Accumulated other comprehensive loss	(9)	(79)
Total stockholders’ (deficit) equity	(197,295)	9,848
Total liabilities and stockholders’ (deficit) equity	$416,652	$605,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Collaborative arrangements revenue	$54,194	$76,652	$188,487	$187,156
Product revenue, net	1,235	682	2,966	1,436
Sale of active pharmaceutical ingredient	10,257	9,491	24,494	15,476
Total revenues	65,686	86,825	215,947	204,068
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	4,616	6,080	11,288	10,113
Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments	(1,589)	71	247	167
Research and development	46,794	37,065	122,231	108,111
Selling, general and administrative	55,248	61,774	183,112	175,170
Amortization of acquired intangible assets	1,159	1,897	8,111	2,738
(Gain) loss on fair value remeasurement of contingent consideration	(33,519)	(628)	(31,045)	7,919
Restructuring expenses	10,282	—	15,096	—
Impairment of intangible assets	151,794	—	151,794	—
Total cost and expenses	234,785	106,259	460,834	304,218
Loss from operations	(169,099)	(19,434)	(244,887)	(100,150)
Other (expense) income:
Interest expense	(9,482)	(9,135)	(28,138)	(27,164)
Interest and investment income	741	601	2,154	1,492
Gain (loss) on derivatives	3,489	(4,329)	3,996	(1,191)
Loss on extinguishment of debt	—	—	—	(2,009)
Other expense, net	(5,252)	(12,863)	(21,988)	(28,872)
Net loss	$(174,351)	$(32,297)	$(266,875)	$(129,022)
Net loss per share—basic and diluted	$(1.14)	$(0.22)	$(1.75)	$(0.87)
Weighted average number of common shares used in net loss per share—basic and diluted:	153,227	149,502	152,143	148,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(174,351)	$(32,297)	$(266,875)	$(129,022)
Other comprehensive income:
Unrealized gains on available-for-sale securities	35	18	70	1
Total other comprehensive income	35	18	70	1
Comprehensive loss	$(174,316)	$(32,279)	$(266,805)	$(129,021)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(266,875)	$(129,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,847	6,602
Amortization of acquired intangible assets	8,111	2,738
Impairment of intangible assets	151,794	—
(Gain) loss on disposal of property and equipment	(1,591)	703
Share-based compensation expense	32,762	25,116
Change in fair value of note hedge warrants	30,590	(9,494)
Change in fair value of convertible note hedges	(34,586)	10,685
Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments	247	167
Write-down of excess non-cancellable ZURAMPIC and DUZALLO sample purchase commitments	390	1,353
Gain on facility subleases	—	(1,579)
Accretion of discount/premium on investment securities	(157)	31
Non-cash interest expense	13,044	11,918
Non-cash change in fair value of contingent consideration	(31,045)	7,919
Loss on extinguishment of debt	—	2,009
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable	16,782	(15,229)
Prepaid expenses and other current assets	(13,164)	1,020
Inventory, net	(713)	1,081
Other assets	163	185
Accounts payable, related party accounts payable and accrued expenses	(2,766)	(6,659)
Accrued research and development costs	(2,225)	935
Deferred revenue	13,521	—
Deferred rent	716	(2,018)
Net cash used in operating activities	(80,155)	(91,539)
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,241)	(130,728)
Sales and maturities of available-for-sale securities	79,312	319,133
Purchases of property and equipment	(5,320)	(3,209)
Proceeds from sale of property and equipment	627	117
Net cash provided by investing activities	71,378	185,313
Cash flows from financing activities:
Proceeds from issuance of 2026 Notes, net of discount to lender	—	146,250
Costs associated with issuance of 2026 Notes	—	(235)
Proceeds from exercise of stock options and employee stock purchase plan	27,152	19,379
Payments on capital leases	(1,822)	(2,406)
Principal payments on PhaRMA notes	—	(134,258)
Payments on contingent purchase price consideration	(107)	(15,058)
Net cash provided by financing activities	25,223	13,672
Net increase in cash, cash equivalents and restricted cash	16,446	107,446
Cash, cash equivalents and restricted cash, beginning of period	132,792	62,251
Cash, cash equivalents and restricted cash, end of period	$149,238	$169,697

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$141,562	$162,640
Restricted cash	7,676	7,057
Total cash, cash equivalents, and restricted cash	$149,238	$169,697

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

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adults with chronic constipation in Japan. The Company has a collaboration agreement with AstraZeneca AB (together with its affiliates, “AstraZeneca”), to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In December 2015, the Company and AstraZeneca filed for approval with the China Food and Drug Administration (“CFDA”) to market linaclotide in China.

The Company’s and Allergan’s linaclotide life cycle management strategy in the U.S. includes the objective of strengthening the clinical profile of linaclotide by obtaining additional abdominal symptom claims and expanding the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation, through the advancement of MD-7246 (linaclotide delayed release) in all forms of IBS. The Company and Allergan are also continuing to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In July 2018, the Company announced the initiation of a Phase IIIb trial evaluating the efficacy and safety of linaclotide 290 mcg on multiple abdominal symptoms in addition to pain, including bloating and discomfort, in adult patients with IBS-C.

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

In June 2016, the Company closed a transaction with AstraZeneca (the “Lesinurad Transaction”) pursuant to which the Company received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient (the “Lesinurad License”), including ZURAMPIC® and DUZALLO®. Lesinurad 200mg tablets were approved as ZURAMPIC by the U.S. Food and Drug Administration (“FDA”) in December 2015 for use in combination with a xanthine oxidase inhibitor for the treatment of hyperuricemia associated with uncontrolled gout (“uncontrolled gout”). In October 2016, the Company began commercializing ZURAMPIC in the U.S. The FDA approved DUZALLO, a fixed-dose combination product of lesinurad and allopurinol in August 2017 for the treatment of hyperuricemia associated with gout in patients who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone. In October 2017, the Company began commercializing DUZALLO in the U.S. In January 2018, the Company commenced an initiative to evaluate the optimal mix of investments for the lesinurad franchise for uncontrolled gout, including DUZALLO and ZURAMPIC. As part of this effort, in 2018, the Company began re-allocating resources within the lesinurad franchise to systematically explore a more comprehensive marketing mix in select test markets (with paired controls), while continuing to build market presence for the lesinurad franchise across the country. In July 2018, the Company obtained and analyzed the results from the lesinurad franchise test markets. Data from the test markets did not meet expectations. In connection with the results, the Company’s Board of Directors determined on July 31, 2018 to terminate the lesinurad license agreement (Note 3).

The Company is also leveraging its pharmacological expertise in GC pathways gained through the discovery and development of linaclotide, a GC-C agonist, to develop and advance a pipeline of sGC stimulators, including praliciguat and olinciguat. The Company is advancing olinciguat, one of its lead clinical sGC stimulators in a Phase II trial for the potential treatment of sickle cell disease. In June 2018, the FDA granted Orphan Drug Designation to olinciguat for the treatment of patients with sickle cell disease. The Company is not pursuing additional clinical studies of olinciguat in achalasia at this time, and instead is focused on completing the ongoing Phase II trial of olinciguat in patients with sickle cell disease.  The Company is also advancing praliciguat, another of its lead clinical sGC stimulators, in Phase II trials, for the potential treatment of diabetic nephropathy and for the potential treatment of heart failure with preserved ejection fraction (“HFpEF”). In September 2018, the FDA granted Fast Track Designation for praliciguat for the treatment of patients with HFpEF.

In May 2018, the Company announced its intent, as authorized by its Board of Directors, to separate its sGC business from its commercial and GI business, resulting in two independent, publicly traded companies, Ironwood and a new company (“R&D Co”). Following the separation, Ironwood is expected to focus on accelerating growth of its in-market products, including LINZESS, and advance development programs targeting treatments for GI diseases and abdominal pain. The separated R&D Co. is expected to focus on the sGC pipeline development programs for the treatment of serious and orphan diseases. The separation is expected to be completed in the first half of 2019 and is anticipated to be tax-free.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of September 30, 2018, and the results of its operations for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2017 Annual Report on Form 10-K. During the nine months ended September 30, 2018, the Company adopted the following additional significant accounting policies:

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective transition method. The adoption of ASC 606 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which the Company expects to receive in exchange for the good or service.  The reported results for the three and nine months ended September 30, 2018 reflect the application of ASC 606 guidance, while the reported results for prior periods were prepared in accordance with ASC 605, Revenue Recognition (“ASC 605”). Upon adoption of ASC 606, the Company concluded that no cumulative adjustment to the accumulated deficit as of January 1, 2018 was necessary. There were no remaining or ongoing deliverables or unrecognized consideration as of December 31, 2017 that required an adjustment to accumulated deficit. The adoption of ASC 606 had no impact on the Company’s statement of operations, balance sheets, or statement of cash flows.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2018 and 2017 that had a material effect on its condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The Company adopted these ASUs using the modified retrospective transition approach effective January 1, 2018. The adoption of these ASUs did not have a material impact on the Company’s financial position or results of operations; however, adoption did result in significant changes to the Company’s financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC Topic 840, Leases, and most industry-specific guidance with ASC Topic 842, Leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a 12-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842) (“ASU 2018-10”), Codification Improvements and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”), to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance, such as the rate implicit in a lease, impairment of the net investment in a lease, lessee reassessment of lease classifications, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASU 2018-11 allow for an additional transition method, whereby at the adoption date the entity recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, while the comparative period disclosures continue recognition under ASC Topic 840. Additionally, ASU 2018-11 includes a practical expedient for separating contract components for lessors.  The Company is evaluating the potential impact that the adoption of ASU 2016-02, ASU 2018-10, and ASU 2018-11 may have on the Company’s financial position and results of operations. The Company’s analysis includes, but is not limited to, reviewing existing leases, reviewing other service agreements for embedded leases, establishing policies and procedures, assessing potential disclosures and evaluating the impact of adoption on the Company’s condensed consolidated financial statements. The Company anticipates adopting ASC Topic 842 using the additional transition method outlined in ASU 2018-11 as of January 1, 2019.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (“ASU 2016-16”). ASU 2016-16 eliminates the ability to defer the tax expense related to intra-entity asset transfers other than Inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal periods beginning after December 15, 2018. Early adoption is permitted. The Company continues to evaluate the potential impact that the adoption of ASU 2016-16 will have on the Company’s financial position or results of operations. The Company does not expect the adoption of ASU 2016-16 to have a material impact on the Company’s financial position or results of operations.

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

As a result of adopting ASU 2016-18, the Company adjusted the condensed consolidated statements of cash flows from previously reported amounts as follows:

	Nine Months Ended
	September 30, 2017
	As previously reported	Adjustments	As adjusted
Cash flows from Operating Activities:
Net decrease (increase) in restricted cash related to lease obligations	$1,190	$(1,190)	$—
Net cash flows used in operating activities	(90,349)	(1,190)	(91,539)
Net change in cash, cash equivalents, and restricted cash	108,636	(1,190)	107,446
Cash, cash equivalents, and restricted cash, beginning of period	54,004	8,247	62,251
Cash, cash equivalents, and restricted cash, end of period	$162,640	$7,057	$169,697

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2-18, including interim periods within that fiscal year. Early adoption is permitted but not earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the potential impact that the adoption of ASU 2018-07 may have on the Company’s financial position and results of operations.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements “(ASC 2018-09”). The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation—Stock Compensation—Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation—Stock Compensation—Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”) which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2018-13 may have on the Company’s financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15)” which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2018-15 may have on the Company’s financial position and results of operations.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Options to purchase common stock	20,860	21,320
Shares subject to repurchase	97	93
Restricted stock units	3,238	2,205
Shares subject to issuance under Employee Stock Purchase Plan	59	74
Note hedge warrants	20,250	20,250
2022 Notes	20,250	20,250
	64,754	64,192

3. Goodwill and Intangible Assets

The Company closed the Lesinurad Transaction on June 2, 2016 (the “Acquisition Date”) with AstraZeneca pursuant to which the Company received an exclusive license to develop, manufacture and commercialize in the U.S. products containing lesinurad as an active ingredient, including ZURAMPIC and DUZALLO. On August 2, 2018, the Company delivered to AstraZeneca a notice of termination of the lesinurad license agreement, which termination is made with respect to all products under the lesinurad license agreement and expected to be effective no later than 180 days from the notice (the “Effective Termination Date”).

In connection with the Lesinurad License, the Company is required to perform certain post-marketing activities required by the FDA. These post-marketing requirements for lesinurad are estimated to be less than $100.0 million over up to ten years from the Acquisition Date.

The Company concluded that the Lesinurad Transaction included inputs and processes that have the ability to create outputs and accordingly accounted for the transaction as a business combination in accordance with ASC 805. The purchase price consisted of the up-front payment to AstraZeneca of $100.0 million, which was made in June 2016, and the fair value of contingent consideration of approximately $67.9 million. In addition to the up-front payment, the Company will also pay a tiered royalty to AstraZeneca in the single-digits as a percentage of net sales of the Products in the U.S. through the Effective Termination Date of the Lesinurad License. During the year ended December 31, 2017, the Company paid a $15.0 million milestone to AstraZeneca related to the approval of DUZALLO by the FDA.

In connection with the Company’s revised forecast and subsequent notice of termination of the lesinurad license agreement, the Company reduced its projected revenue and net cash flow assumptions associated with the value of its developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets.  Accordingly, the Company evaluated its developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets for impairment.

As a result of the triggering event requiring an impairment assessment, the Company recorded an approximately $151.8 million impairment charge during the three months ended September 30, 2018 related to the write-down of the developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets. The impairment assessment performed utilized the revised projected revenue and net cash flows assumed through the Effective Termination Date, resulting in an impairment of the full carrying value of the intangible assets. The impairment charge was recorded as impairment of intangible assets in the Company’s condensed consolidated statement of operations.

The Company tests its goodwill for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate an impairment may have occurred. As of September 30, 2018, there was no impairment of goodwill.

4. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the three and nine months ended September 30, 2018, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Astellas for Japan and with Allergan for the Allergan License Territory. The Company also had agreements with Allergan to co-promote VIBERZI in the U.S. and to promote CANASA in the U.S. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue and sale of API attributable to transactions from these arrangements (in thousands):

	Collaborative Arrangements Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Arrangements Revenue	2018	2017	2018	2017
Linaclotide Agreements:
Allergan (North America)	$52,724	$76,034	$184,133	$182,727
Allergan (Europe and other)	255	131	831	349
AstraZeneca (China, Hong Kong and Macau)	—	—	—	208
Co-Promotion and Other Agreements:
Exact Sciences (Cologuard) (1)	—	108	—	2,544
Allergan (VIBERZI)	750	301	2,250	1,247
Other	465	78	1,273	81
Total collaborative arrangements revenue	$54,194	$76,652	$188,487	$187,156
Sale of API
Linaclotide Agreements:
Astellas (Japan)	$9,501	$9,491	$23,738	$15,476
Other (2)	756	—	756	—
Total sale of API	$10,257	$9,491	$24,494	$15,476

(1) In August 2016, the Company terminated the Exact Sciences Co-Promotion Agreement for Cologuard. Under the terms of the agreement, the Company continued to receive royalty payments through July 2017.

(2) During the three months ended September 30, 2018, the Company recorded approximately $0.8 million in revenue related to the sale of API to Allergan.

Accounts receivable, net and related party accounts receivable, net totaled approximately $64.7 million related to collaborative arrangements revenue and sale of API as of September 30, 2018, net of approximately $6.6 million related to related party accounts payable.

As of September 30, 2018, there were no impairment indicators for the accounts receivable recorded. During the three and nine months ended September 30, 2018, there was no significant unusual activity in accounts receivable.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At September 30, 2018, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 12). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraints have been lifted.

As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company offset approximately $2.5 million and offset approximately $5.8 million in incremental research and development costs during the three and nine months ended September 30, 2018, respectively, and recognized an insignificant amount and approximately $0.5 million in research and development costs during the three and nine months ended September 30, 2017, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

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

Under the Company’s collaboration with Allergan for North America, LINZESS net sales are calculated and recorded by Allergan and include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions, as noted above. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis less commercial expenses, and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable. This is in accordance with the Company’s policy, given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with Allergan for North America. The Company relies on Allergan to provide accurate and complete information related to net sales of LINZESS in accordance with U.S. GAAP in order to calculate its settlement payments to and from Allergan and record collaboration expense or collaborative arrangements revenue, as applicable.

From time to time, in accordance with the terms of the collaboration with Allergan for North America, the Company engages an independent certified public accounting firm to review the accuracy of the financial reporting from Allergan to the Company. In connection with the most recent of such reviews, during the three months ended September 30, 2018, Allergan reported to the Company an approximately $59.3 million negative adjustment to LINZESS net sales. Such adjustment relates to the cumulative difference between certain previously estimated LINZESS gross-to-net sales reserves and allowances made by Allergan during the years ended December 31, 2015, 2016 and 2017, and actual subsequent payments made. This adjustment is primarily associated with estimated governmental and contractual rebates, as reported by Allergan. Accordingly, upon receiving this information from Allergan, the Company recorded a change in accounting estimate to reduce collaborative arrangements revenue by approximately $29.7 million during the three months ended September 30, 2018 related to the Company’s share of this adjustment.

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three and nine months ended September 30, 2018 and 2017 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$52,261	$73,905	$182,675	$179,664
Royalty revenue	463	452	1,458	1,386
Other (1)	—	1,677	—	1,677
Total collaborative arrangements revenue	$52,724	$76,034	$184,133	$182,727

(1)Includes net profit share adjustments of approximately $1.7 million recorded during the three months ended September 30, 2017 related to a change in estimated selling expenses previously recorded.

The collaborative arrangements revenue recognized in the three and nine months ended September 30, 2018 and 2017 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)(2)	$52,261	$73,905	$182,675	$179,664
Selling, general and administrative costs incurred by the Company(1)	(10,915)	(10,457)	(33,556)	(34,062)
The Company’s share of net profit	$41,346	$63,448	$149,119	$145,602

(1)

Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan for the three and nine months ended September 30, 2018 and 2017.

(2)

Certain of the unfavorable adjustments to the Company’s share of the LINZESS net profits were reduced or eliminated during the nine months ended September 30, 2017 in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Agreement with Allergan for VIBERZI.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico. In October 2015, Almirall and Allergan terminated the sublicense arrangement with respect to Mexico, returning the exclusive rights to commercialize CONSTELLA in Mexico to Allergan. CONSTELLA continues to be available to adult IBS-C patients in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized approximately $0.5 million and approximately $1.5 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2018, respectively. The Company recognized approximately $0.5 million and approximately $1.4 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2017, respectively.

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

The Company recognized approximately $0.2 million and $0.8 million of royalty revenue during the three and nine months ended September 30, 2018, respectively, and an insignificant amount and approximately $0.3 million during the three and nine months ended September 30, 2017, respectively.

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

The royalty on sales of LINZESS in Japan during each of the three and nine months ended September 30, 2018 and September 30, 2017 relating to the quarters in arrears did not exceed the transfer price of API sold and other contractual deductions during the periods. During the three and nine months ended September 30, 2017, the Company recognized approximately $9.5 million and $15.5 million, respectively, from the sale of API to Astellas under the license agreement and the Astellas Commercial Supply Agreement. During the three and nine months ended September 30, 2018, the Company recognized approximately $9.5 million and $23.7 million, respectively, from the sale of API to Astellas under the license agreement and the Astellas Commercial Supply Agreement. Additionally, the Company recorded approximately $13.5 million as deferred revenue as of September 30, 2018 related to API transactions with Astellas for API sales where control had not yet passed.

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

Because the Company shares development costs with AstraZeneca, payments from AstraZeneca with respect to both research and development and selling, general and administrative costs incurred by the Company prior to the commercialization of linaclotide in the License Territory are recorded as a reduction in expense, in accordance with the Company’s policy, which is consistent with the nature of the cost reimbursement. Development costs incurred by the Company that pertain to the joint development plan and subsequent amendments to the joint development plan, as approved by the JDC, are recorded as research and development expense as incurred. Payments to AstraZeneca are recorded as incremental research and development expense. As a result of the cost-sharing arrangements under the collaboration, the Company offset an insignificant amount and approximately $0.2 million in research and development costs during the three and nine months ended September 30, 2017 respectively.

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

At the adoption date, the Company had fully satisfied its obligation to transfer the license and NEXIUM co-promotion services to AstraZeneca. The following remaining performance obligations are ongoing as of September 30, 2018:

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

Under ASC 606, amounts of consideration allocated to the license and NEXIUM co-promotion services would have been recognized in full prior to adoption as these performance obligations were satisfied in October 2012 and December 2013, respectively. Consideration allocated to the R&D Services will be recognized as such services are provided over the performance period using an output method based on full-time employee hours incurred. Consideration allocated to the JDC services are recognized ratably over the development period using a time-based, straight-line attribution model. Revenue from the supply of clinical trial material is recognized as the clinical trial material is delivered to the customer. During the three and nine months ended September 30, 2018, the Company offset  an insignificant amount and approximately $0.8 million, respectively, related to R&D Services and JDC services.

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

During the three and nine months ended September 30, 2017, the Company recognized an insignificant amount and approximately $2.5 million, respectively, as collaborative arrangements revenue related to this arrangement in accordance with ASC 605 - 25.

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

Under the terms of the VIBERZI Co Promotion Agreement, the Company’s promotional efforts were compensated based on the volume of calls delivered by the Company’s sales force, with the terms of the agreement reducing or eliminating certain of the unfavorable adjustments to the Company’s share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America, provided that the Company provided a minimum number of VIBERZI calls on physicians.  The Company provided the minimum number of VIBERZI calls on physicians pursuant to the VIBERZI Co-Promotion Agreement, and was compensated with the elimination of certain of the unfavorable adjustments to the Company’s share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America for the years ending December 31, 2015, 2016 and 2017. In connection with these co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $2.4 million and approximately $5.2 million during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2017, the Company recognized approximately $0.3 million and approximately $1.2 million, respectively, in collaborative arrangements revenue related to the VIBERZI Co‑Promotion Agreement for the performance of medical education services.

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

The sales-based milestone payment will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraint has been lifted. As of September 30, 2018, the Company determined the sales-based milestone payment was fully constrained. The consideration related to medical education events of approximately $3.0 million will be recognized over the period of performance that medical education services are provided.  During the three and nine months ended September 30, 2018, the Company recognized approximately $0.8 million and approximately $2.3 million, respectively, of collaborative arrangements revenue related to VIBERZI.

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

The exclusive license for the Allergan License Territory is nontransferable and has certain sublicense restrictions. The Company determined that Allergan had the internal product development and commercialization capabilities that would enable Allergan to use the license for its intended purposes without the involvement of the Company and, therefore, the license had standalone value. The deliverable for the sales detailing services for CANASA and DELZICOL was deemed to have standalone value based on the nature of the services, and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. There was no allocable arrangement consideration at the inception of the arrangement, as the consideration is in the form of royalties and the elimination of a contingent liability. During each of the three and nine months ended September 30, 2017, the Company did not recognize royalty revenue related to the Commercial Agreement with Allergan to promote CANASA and DELZICOL.

Upon adoption of ASC 606, the Company evaluated the commercial agreement and the amendment to the European License Agreement under the contract combination and contract modification guidance in ASC 606. The Company determined that the agreements should be accounted for as separate contracts because each agreement adds distinct goods or services at an amount that reflects standalone selling price. The Company concluded that the CANASA and DELZICOL sales detailing deliverable under ASC 605 was also considered a performance obligation in accordance with ASC 606. Accordingly, the Company records royalties on sales of CANASA and any estimated detailing shortfall penalty over the period of performance for the sales details; collaborative arrangements revenue is recognized when it is probable that a significant reversal of revenue would not occur and the associated constraint has been lifted. The Company estimates sales detailing royalties based on royalty reports from its partner, if available, or the projected sales and historical trends.  At the inception of the arrangement, the consideration associated with the agreement comprised of royalties and a sales detailing shortfall penalty are fully constrained. During each of the three and nine months ended September 30, 2018, the Company did not recognize royalty revenue related to the Commercial Agreement with Allergan for sales of CANASA. As discussed above, the Company’s obligation to perform sales detailing for DELZICOL was eliminated through the VIBERZI Amendment to the Commercial Agreement with Allergan.

The VIBERZI Amendment was effective as of January 1, 2018 and evaluated in accordance with ASC 606 as described above.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company was required to pay $7.5 million for development milestones, all of which had been paid as of September 30, 2018. The Company may also be required to pay up to $18.0 million for regulatory milestones, none of which had been paid as of September 30, 2018. The Company recorded approximately $5.0 million in research and development expense associated with the Company’s other collaboration and license agreements during the three and nine months ended September 30, 2018. The Company did not record any research and development expense associated with the Company’s other collaboration and license agreements during the three and nine months ended September 30, 2017.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$116,037	$116,037	$—	$—
Repurchase agreements	30,000	30,000	—	—
Available-for-sale securities:
U.S. Treasury securities	6,740	6,740	—	—
U.S. government-sponsored securities	13,096	—	13,096	—
Convertible Note Hedges	142,774	—	—	142,774
Total assets measured at fair value	$308,647	$152,777	$13,096	$142,774
Liabilities:
Note Hedge Warrants	$122,778	$—	$—	$122,778
Contingent Consideration	74	—	—	74
Total liabilities measured at fair value	$122,852	$—	$—	$122,852

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$44,311	$44,311	$—	$—
U.S. Treasury securities	11,991	11,991	—	—
Repurchase agreements	70,000	70,000	—	—
Available-for-sale securities:
U.S. Treasury securities	64,343	64,343	—	—
U.S. government-sponsored securities	31,336	—	31,336	—
Convertible Note Hedges	108,188	—	—	108,188
Total assets measured at fair value	$330,169	$190,645	$31,336	$108,188
Liabilities:
Note Hedge Warrants	$92,188	$—	$—	$92,188
Contingent Consideration	31,258	—	—	31,258
Total liabilities measured at fair value	$123,446	$—	$—	$123,446

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2018 or 2017.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at September 30, 2018 and December 31, 2017 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of September 30, 2018 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the volatility of the Company’s Class A common stock. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of September 30, 2018 and December 31, 2017:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2018		2017
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	2.9%	2.9%	2.1%	2.2%
Time to maturity	3.7	4.4	4.5	5.0
Stock price (2)	$18.46	$18.46	$14.99	$14.99
Strike price (3)	$16.58	$21.50	$16.58	$21.50
Common stock volatility (4)	40.7%	41.6%	44.1%	44.1%
Dividend yield	—%	—%	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A common stock on the last trading day of the quarter ended September 30, 2018 and December 31, 2017, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Selected volatility based on historical volatility of the Company’s Class A common stock.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 convertible note derivatives from December 31, 2017 through September 30, 2018 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2017	$108,188	$(92,188)
Change in fair value, recorded as a component of gain (loss) on derivatives	34,586	(30,590)
Balance at September 30, 2018	$142,774	$(122,778)

Contingent Consideration

In connection with the Lesinurad Transaction, the Company recorded a liability of $67.9 million as of the Acquisition Date. This valuation was based on a Monte-Carlo simulation, which includes significant estimates related to probability weighted net cash outflow projections, primarily comprised of estimated future royalty and milestone payments to AstraZeneca, discounted using a yield curve equivalent to the Company’s credit risk, which was the estimated cost of debt financing for market participants. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to the Company’s credit risk, which is based on the estimated cost of debt for market participants. This estimate represents the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca. Changes to these inputs are re-evaluated each reporting period and could materially affect the valuation of the contingent consideration. During the three months ended September 30, 2018, the Company reduced its projected revenue assumptions associated with the sales of ZURAMPIC and DUZALLO and delivered to AstraZeneca a notice of termination of the Lesinurad License. Accordingly, the Company recognized a gain on fair value remeasurement of contingent consideration of approximately $33.5 million during the three months ended September 30, 2018 due to the reduction in projected royalty payments. The estimated fair value of contingent consideration was approximately $0.1 million as of September 30, 2018.

The following table reflects the change in the Company’s Level 3 contingent consideration payable from December 31, 2017 through September 30, 2018 (in thousands):

Contingent
Consideration
Fair Value at December 31, 2017	31,258
Changes in fair value	(31,045)
Payments/transfers to accrued expenses and other current liabilities	(139)
Fair value at September 30, 2018	$74

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 9). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes was approximately $433.7 million and approximately $392.8 million as of September 30, 2018 and December 31, 2017, respectively.

8.375% Notes Due 2026

In September 2016, the Company closed a direct private placement pursuant to which the Company issued $150.0 million in aggregate principal amount of the 2026 Notes in January 2017. The estimated fair value of the 2026 Notes was approximately $151.9 million and approximately $152.5 million as of September 30, 2018 and December 31, 2017. This valuation was calculated using a discounted cash flow estimate of expected interest and principal payments and was determined using Level 3 inputs, including significant estimates related to expected LINZESS sales and a discount rate equivalent to market participant interest rates.

Nonrecurring fair value measurements – Intangible Assets

The Company’s acquired intangible assets are analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (Level 3). During the three months ended September 30, 2018, the Company recorded an approximately $151.8 million impairment charge related to its acquired intangible assets. The impairment assessment performed utilized the revised projected revenue and net cash flows assumed through the Effective Termination Date, resulting in an impairment of the full carrying value of the intangible assets (Note 3).

6. Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at September 30, 2018 and December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018
U.S. Treasury securities	$6,744	$—	$(4)	$6,740
U.S. government-sponsored securities	13,101	—	(5)	13,096
Total	$19,845	$—	$(9)	$19,836

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
U.S. Treasury securities	$64,378	$—	$(35)	$64,343
U.S. government-sponsored securities	31,384	—	(47)	31,337
Total	$95,762	$—	$(82)	$95,680

The contractual maturities of all securities held at September 30, 2018 are one year or less. There were 7 and 29 available-for-sale securities in an unrealized loss position at September 30, 2018 and December 31, 2017, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at September 30, 2018 and December 31, 2017 was approximately $19.8 million and approximately $95.7 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at September 30, 2018.

There were no sales of available-for-sale securities during each of the three and nine months ended September 30, 2018 or 2017. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.

7. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Finished Goods	$76	$735
	$76	$735

The Company’s inventory represents linaclotide API and drug product and Lesinurad Products finished goods that are available for commercial sale.  The Company evaluates inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired is written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. No impairment of linaclotide API inventory was recorded during the three or nine months ended September 30, 2018 or 2017.

The Company wrote down approximately $0.6 million and approximately $2.5 million related to lesinurad inventory and commercial supply purchase commitments during the three and nine months ended September 30, 2018, respectively, as a result of revised demand forecasts and the notice of termination of the Lesinurad License. The adjustment was recorded as write-down of lesinurad commercial supply to net realizable value and (settlement) loss on non-cancelable purchase commitments.

During the three months ended September 30, 2018, the Company assigned to Allergan certain linaclotide excess non-cancelable purchase commitments that the Company had previously accrued for. Accordingly, the Company relieved the previous accrual of approximately $2.5 million, which was recorded as write-down of lesinurad commercial supply to net realizable value and (settlement) loss on non-cancelable purchase commitments on the Company’s condensed consolidated statement of operations.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Salaries	$1,750	$4,566
Accrued vacation	3,835	4,672
Accrued incentive compensation	12,342	13,403
Other employee benefits	2,602	1,305
Professional fees	2,681	1,261
Accrued interest	2,761	873
Workforce reduction charges	7,853	—
Other	11,134	12,157
	$44,958	$38,237

As of September 30, 2018, other accrued expenses of approximately $11.1 million includes approximately $2.5 million related to linaclotide excess purchase commitments, approximately $2.1 million related to a portion of the activities associated with the Company’s intent to separate into two independent publicly traded companies, and approximately $1.4 million related to excess non-cancelable Lesinurad Products commercial supply and sample purchase commitments.

During the three months ended September 30, 2018, the Company relieved approximately $2.5 million related to linaclotide excess non-cancelable purchase commitment accruals that were assigned to Allergan during the period. This amount was recorded as write-down of lesinurad commercial supply to net realizable value and (settlement) loss on non-cancelable purchase commitments on the Company’s condensed consolidated statements of operations.

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

The 2026 Notes bear an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year (each an “8.375% Payment Date”) which began on June 15, 2017. Principal of the 2026 Notes will be payable on the 8.375% Payment Dates beginning March 15, 2019. From March 15, 2019, the Company will make quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter (the “8.375% Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the 2026 Notes (the “8.375% Required Interest Amount”). Principal on the 2026 Notes will be repaid in an amount equal to the 8.375% Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the 2026 Notes are based on the 8.375% Synthetic

Royalty Amount, which will vary from quarter to quarter, the 2026 Notes may be repaid prior to September 15, 2026, the final legal maturity date. The Company expects to pay approximately $39.2 million of the principal within twelve months following September 30, 2018.

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

The Company’s outstanding Convertible Note balances as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Liability component:
Principal	$335,699	$335,699
Less: unamortized debt discount	(69,080)	(80,530)
Less: unamortized debt issuance costs	(5,264)	(5,976)
Net carrying amount	$261,355	$249,193
Equity component	$114,199	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through September 30, 2018 was 9.34%. The following table sets forth total interest expense recognized related to the 2022 Notes during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Contractual interest expense	$1,889	$1,888	$5,665	$5,665
Amortization of debt issuance costs	249	206	712	590
Amortization of debt discount	3,900	3,574	11,450	10,492
Total interest expense	$6,038	$5,668	$17,827	$16,747

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

At September 30, 2018, the weighted average interest rate on the outstanding 2018 Vehicle Lease obligations was approximately 3.3% and the weighted average interest rate on the outstanding 2015 Vehicle Lease obligations was approximately 2.6%.

11. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$3,823	$3,246	$10,945	$9,439
Selling, general and administrative	7,643	5,451	19,708	15,677
Restructuring expenses	1,559	—	2,166	—
	$13,025	$8,697	$32,819	$25,116

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

During the three months ended June 30, 2018, the Company initiated a reduction in headquarter-based workforce by approximately 40 employees associated with the Company’s intent to separate. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded share-based compensation expense of approximately $1.0 million and $1.4 million to restructuring expenses during the three and nine months ended September 30, 2018, respectively.

During the three months ended September 30, 2018, the Company reduced its workforce by approximately 100 employees, primarily consisting of field-based sales representatives as a result of the termination of the Lesinurad License. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded share-based compensation expense of approximately $0.6 million to restructuring expenses during the three months ended September 30, 2018.

A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

		Weighted-
		Average
	Number of Shares	Fair Value
	(in thousands)
Outstanding at December 31, 2017	21,086	$12.90
Granted	3,168	14.93
Exercised	(2,430)	10.32
Cancelled	(964)	14.93
Outstanding at September 30, 2018	20,860	$13.42

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected volatility	44.1%	45.2%	43.6%	46.0%
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	2.8%	1.9%	2.7%	2.0%
Expected dividend yield	—%	—%	—%	—%

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

A summary of RSU activity for the nine months ended September 30, 2018 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2017	2,277	$15.08
Granted	2,017	$15.64
Vested	(594)	$15.07
Forfeited	(462)	$15.14
Unvested as of September 30, 2018	3,238	$15.42

12. Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. The Company had approximately $55.2 million and approximately $79.0 million in related party accounts receivable, net of related party accounts payable, associated with Allergan as of September 30, 2018 and December 31, 2017, respectively.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016.  The Company paid approximately $2.9 million and approximately $9.2 million in insurance premiums to this insurance provider during the three and nine months ended September 30, 2018, respectively, and approximately $3.0 million and approximately $9.0 million during the three and nine months ended September 30, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had an insignificant amount and no accounts payable due to this related party, respectively.

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

On June 27, 2018, the Company determined the initial organizational designs of the two new businesses, including employees’ roles and responsibilities, in connection with the Company’s intent to separate its sGC business from its commercial and GI business. As part of this process, the Company has initiated a reduction in its headquarter-based workforce by approximately 40 employees and expects to substantially complete the reduction in its workforce during the year ending December 31, 2018. The Company anticipates total costs related to the reduction in workforce to be approximately $5.2 million and will incur substantially all expenses through the end of 2018. During the three months ended September 30, 2018, the Company recorded approximately $2.7 million of costs, including employee severance, benefits and related costs, in connection with the reduction in workforce associated with the Company’s intent to separate in accordance with ASC 420, Exit and Disposal Activities. These costs are reflected in the condensed consolidated statement of operations as restructuring expenses.

On August 16, 2018, the Company initiated a reduction in its workforce by approximately 100 employees, primarily consisting of field-based sales representatives in connection with the termination of the Lesinurad License and expects to substantially complete the reduction in its workforce and record associated costs during the year ending December 31, 2018. The Company anticipates total costs related to the reduction in workforce to be approximately $7.8 million, which are comprised of approximately $5.6 million of employee severance, benefits and related costs and approximately $2.2 million of contract-related costs. During the three months ended September 30, 2018, the Company recorded approximately $7.6 million of costs, including approximately $5.4 million of severance, benefits and related costs and approximately $2.2 million of contract-related costs, including the write-down of certain prepaid assets and deposits, in accordance with ASC 420, Exit and Disposal Activities. These costs are reflected in the condensed consolidated statement of operations as restructuring expenses.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the nine months ended September 30, 2018 (in thousands):

				Amounts
				Accrued at
	Charges	Amount Paid	Adjustments	September 30, 2018
Employee severance, benefits and related costs
January 2018 Reduction	$2,228	$(2,184)	$(13)	$31
June 2018 Reduction	3,877	(1,727)	14	2,164
August 2018 Reduction	5,212	(553)	11	4,670
Total	$11,317	$(4,464)	$12	$6,865

Contract related costs
August 2018 Reduction	$988	$—	$—	$988
Total	$988	$—	$—	$988

During the three month and nine months ended September 30, 2018, the Company recorded approximately $10.3 million and approximately $15.1 million, respectively, in restructuring expenses.

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

Astellas Pharma Inc., or Astellas, our partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adult patients with chronic constipation in Japan. In October 2012, we entered into a collaboration agreement with AstraZeneca AB (together with its affiliates), or AstraZeneca, to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In December 2015, we and AstraZeneca filed for approval with the China Food and Drug Administration, or CFDA, to market linaclotide in China.

Our and Allergan’s linaclotide life cycle management strategy in the U.S. includes the objective of strengthening the clinical profile of linaclotide by obtaining additional abdominal symptom claims and expanding the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation, through the advancement of MD-7246 (linaclotide delayed release) in all forms of IBS. We and Allergan are also continuing to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In July 2018, we announced the initiation of a Phase IIIb trial evaluating the efficacy and safety of linaclotide 290 mcg on multiple abdominal symptoms in addition to pain, including bloating and discomfort, in adult patients with IBS-C.

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

We are also leveraging our pharmacological expertise in GC pathways gained through the discovery and development of linaclotide, a GC-C agonist, to develop a pipeline of soluble guanylate cyclase, or sGC, stimulators including praliciguat and olinciguat. We are advancing olinciguat, one of our lead clinical sGC stimulators, in a Phase II trial for the potential treatment of sickle cell disease. In June 2018, the FDA granted Orphan Drug Designation to olinciguat for the treatment of patients with sickle cell disease. We are not pursuing additional clinical studies of olinciguat in achalasia at this time, and instead are focused on completing the ongoing Phase II trial of olinciguat in patients with sickle cell disease.  We are also advancing praliciguat, another of our lead clinical sGC stimulators, in Phase II trials for the potential treatment of diabetic nephropathy and for the potential treatment of heart failure with preserved ejection fraction, or HFpEF. Data supported the continued advancement of praliciguat for evaluation as a potential treatment for patients with diabetic nephropathy and patients with HFpEF. In September 2018, the FDA granted Fast Track Designation for praliciguat for the treatment of patients with HFpEF.

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

In May 2018, we announced the intent, as authorized by our Board of Directors, to separate our sGC business from our commercial and GI business, resulting in two independent, publicly traded companies, Ironwood and a new company, or R&D Co. Following the separation, Ironwood is expected to focus on accelerating growth of its in-market products, including LINZESS, and advance development programs targeting treatments for GI diseases and abdominal pain. The separated R&D Co. is expected to focus on the sGC pipeline development programs for the treatment of serious and orphan diseases. The separation is expected to be completed in the first half of 2019 and is anticipated to be tax-free.

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

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide and the commercialization of lesinurad, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of September 30, 2018, we had an accumulated deficit of approximately $1.6 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

Financial Overview

Revenues.  Our revenues are generated primarily through our collaborative arrangements and license agreements related to research and development and commercialization of linaclotide, as well as co-promotion arrangements in the U.S. and product revenue related to the commercial sale of ZURAMPIC and DUZALLO in the U.S. Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. The adoption of ASC 606 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, we recognize revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which we expect to receive in exchange for the good or service.  The reported results for the three and nine months ended as of September 30, 2018 reflect the application of ASC 606 guidance, while the reported results for prior periods were prepared in accordance with ASC 605, Revenue Recognition, or ASC 605. Upon adoption of ASC 606, we concluded that no cumulative adjustment to the accumulative deficit as of January 1, 2018 was necessary.  The adoption of ASC 606 had no impact on our condensed consolidated statement of operations, condensed consolidated balance sheets, or condensed consolidated statement of cash flows.

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

The core of our research and development strategy is to leverage our development capabilities, as well as our pharmacologic expertise, to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, including IBS-C and CIC, abdominal pain associated with lower GI disorders, persistent GERD, diabetic nephropathy, HFpEF and serious and orphan diseases, such as sickle cell disease.

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

We and Allergan plan to advance MD-7246 as a visceral, non-opioid, pain-relieving agent for patients suffering from all forms of IBS, and have established a plan with the FDA for clinical pediatric programs with linaclotide, as described below.

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

We are currently progressing praliciguat and olinciguat, our first two sGC stimulator candidates, in clinical development. We believe both product candidates have distinct pharmacologic profiles that may be differentiating and enable opportunities in multiple indications. Praliciguat is being evaluated as a potential treatment for diabetic nephropathy and for HFpEF. In September 2018, the FDA granted Fast Track Designation for praliciguat for the treatment of patients with HFpEF. Olinciguat is being evaluated as a potential treatment for sickle cell disease. Dysregulation of the nitric oxide, or NO, pathway is believed to be linked to multiple vascular and fibrotic diseases. By boosting NO signaling, praliciguat and olinciguat have the potential to have a multidimensional impact by addressing the underlying causes of diabetic nephropathy, HFpEF, and sickle cell disease. In June 2018, the FDA granted Orphan Drug Designation to olinciguat for the treatment of patients with sickle cell disease.

We have additional assets in early development that we continue to advance, and we are exploring strategic options for further development of these assets.

Discovery Research. Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC pathways.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2018 and 2017. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Linaclotide(1)	$8,245	$8,214	$23,723	$25,130
Lesinurad(2)	1,064	4,394	4,503	13,561
Development candidates:
GI disorders (two compounds)(3)	15,608	3,301	28,397	13,910
Vascular and fibrotic disorders (two compounds)(3)	12,317	13,812	38,317	34,773
Central nervous system disorders (one compound)(3)	3,126	2,029	9,686	5,315
Total development candidates	31,051	19,142	76,400	53,998
Discovery research	6,434	5,315	17,605	15,422
Total research and development expenses	$46,794	$37,065	$122,231	$108,111

(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.
(3)	Number of compounds includes clinical-stage development candidates for the three months ended September 30, 2018.

Since 2004, the date we began tracking costs by program, we have incurred approximately $452.6 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

In connection with the FDA approval of LINZESS, we are required to conduct certain nonclinical and clinical studies, including those aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Allergan established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients. We and Allergan are advancing clinical pediatric programs in IBS-C patients age seven to 17 and functional constipation patients age six to 17. We and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In October 2012, we entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. We cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide for other geographic markets within IBS-C and CIC, or in additional indications, populations or formulations.

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

We are also advancing other development programs such as IW-3718, targeting persistent GERD, praliciguat targeting diabetic nephropathy and HFpEF, and olinciguat targeting sickle cell disease.

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

We expect to invest in our research and development programs for the foreseeable future. We will continue to invest in linaclotide, including the investigation of ways to enhance the clinical profile within their currently approved indications, and the exploration of its potential utility in other indications, populations and formulations. We will also invest in our other product candidates as we advance them through nonclinical studies and clinical trials, in addition to funding full-time equivalents for research and development activities under our external collaboration and license agreements.

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

Impairment of Intangible Assets. We evaluate the finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts.  In connection with each impairment assessment in which indicators of impairment have been identified, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on our condensed consolidated balance sheet. If an indicator of impairment exists, we compare the carrying value of the intangible asset or asset group to the undiscounted cash flows expected from that asset or asset group. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value.

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

Except as outlined below, during the three and nine months ended September 30, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or SEC, on February 22, 2018, or the 2017 Annual Report on Form 10-K.

Revenue Recognition

Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective transition method. The adoption of ASC 606 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, we recognize revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which we expect to receive in exchange for the good or service.  The reported results for the three and nine months ended as of September 30, 2018 reflect the application of ASC 606 guidance, while the reported results for prior periods were prepared in accordance with ASC 605. Upon adoption of ASC 606, we concluded that no cumulative adjustment to the accumulative deficit as of January 1, 2018 was necessary. There were no remaining or ongoing deliverables or unrecognized consideration as of December 31, 2017 that required an adjustment to accumulated deficit. The adoption of ASC 606 had no impact on our condensed consolidated statement of operations, condensed consolidated balance sheets, or condensed consolidated statement of cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$54,194	$76,652	$188,487	$187,156
Product revenue, net	1,235	682	2,966	1,436
Sale of active pharmaceutical ingredient	10,257	9,491	24,494	15,476
Total revenues	65,686	86,825	215,947	204,068
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	4,616	6,080	11,288	10,113
Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments	(1,589)	71	247	167
Research and development	46,794	37,065	122,231	108,111
Selling, general and administrative	55,248	61,774	183,112	175,170
Amortization of acquired intangible assets	1,159	1,897	8,111	2,738
(Gain) loss on fair value remeasurement of contingent consideration	(33,519)	(628)	(31,045)	7,919
Restructuring expenses	10,282	—	15,096	—
Impairment of intangible assets	151,794	—	151,794	—
Total cost and expenses	234,785	106,259	460,834	304,218
Loss from operations	(169,099)	(19,434)	(244,887)	(100,150)
Other (expense) income:
Interest expense	(9,482)	(9,135)	(28,138)	(27,164)
Interest and investment income	741	601	2,154	1,492
Gain (loss) on derivatives	3,489	(4,329)	3,996	(1,191)
Loss on extinguishment of debt	—	—	—	(2,009)
Other expense, net	(5,252)	(12,863)	(21,988)	(28,872)
Net loss	$(174,351)	$(32,297)	$(266,875)	$(129,022)

Three and nine months ended September 30, 2018 Compared to Three and nine months ended September 30, 2017

Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$54,194	$76,652	$(22,458)	(29)%	$188,487	$187,156	$1,331	1%
Product revenue, net	1,235	682	553	81%	2,966	1,436	1,530	107%
Sale of active pharmaceutical ingredient	10,257	9,491	766	8%	24,494	15,476	9,018	58%
Total revenues	$65,686	86,825	(21,139)	(24)%	215,947	204,068	11,879	6%

Collaborative Arrangements Revenue. The decrease in revenue from collaborative arrangements of approximately $22.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily related to an approximately $23.3 million decrease in our share of the net profits from the sale of LINZESS in the U.S. driven by an adjustment of approximately $29.7 million related to a change in estimate of gross-to-net sales reserves and allowances, primarily associated with governmental and contractual rebates; partially offset by an approximately $0.5 million increase in royalty payments; and an approximately $0.4 million increase in revenue related to VIBERZI co-promotion activities.

The increase in revenue from collaborative arrangements of approximately $1.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily related to an approximately $1.3 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand; an approximately $1.7 million increase in royalty payments; and an approximately $1.0 million increase in revenue related to VIBERZI co-promotion activities. The increases were partially offset by an approximately $2.5 million decrease attributable to the decrease in revenue under the Cologuard Co-Promotion Agreement with Exact Sciences due to the end of the royalty period.

Product Revenue, net. The increase in net product revenue of approximately $0.6 million and approximately $1.5 million for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, was primarily due to net product sales of DUZALLO in the U.S. in 2018. We began commercializing DUZALLO in September 2017.

Sale of active pharmaceutical ingredient. The increase in sale of API of approximately $0.8 million and approximately $9.0 for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, respectively, was primarily due to increased shipments of linaclotide API to Astellas for Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adults with chronic constipation in Japan.

Cost and Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	$4,616	$6,080	$(1,464)	(24)%	$11,288	$10,113	$1,175	12%
Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments	(1,589)	71	(1,660)	(2,338)%	247	167	80	48%
Research and development	46,794	37,065	9,729	26%	122,231	108,111	14,120	13%
Selling, general and administrative	55,248	61,774	(6,526)	(11)%	183,112	175,170	7,942	5%
Amortization of acquired intangible assets	1,159	1,897	(738)	(39)%	8,111	2,738	5,373	196%
(Gain) loss on fair value remeasurement of contingent consideration	(33,519)	(628)	(32,891)	5,237%	(31,045)	7,919	(38,964)	(492)%
Restructuring expenses	10,282	—	10,282	100%	15,096	—	15,096	100%
Impairment of intangible assets	151,794	—	151,794	100%	151,794	—	151,794	100
Total cost and expenses	$234,785	$106,259	$128,526	121%	$460,834	$304,218	$156,616	51%

Cost of Revenue, excluding amortization of acquired intangible assets.  The decrease of approximately $1.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily related to a decrease of approximately $1.0 million in linaclotide API sales to Astellas in Japan and $0.7 million of one-time period related costs incurred during the three months ended September 30, 2017. The increase of approximately $1.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily related to an increase of approximately $2.3 million due to an increase in linaclotide API sales to Astellas in Japan, offset by approximately $1.5 million of one-time period related costs incurred during the nine months ended September 30, 2017.

Write-down of commercial supply to net realizable value and (settlement) loss on non-cancelable purchase commitments. The decrease of approximately $1.7 million in write-down of lesinurad commercial supply and (settlement) loss on non-cancelable purchase commitments for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was comprised of an approximately $2.5 million settlement related to linaclotide excess non-cancelable purchase commitment accruals that were assigned to Allergan during the period, offset by $0.6 million of inventory write-downs of lesinurad due to revisions to the lesinurad commercial supply demand forecasts. The increase of approximately $0.1 million in write-down of lesinurad commercial supply and (settlement) loss on non-cancelable purchase commitments for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was driven by write-downs of lesinurad inventory and purchase commitments of approximately $2.5 million due to revisions to the lesinurad commercial supply demand forecasts as a result of exiting the lesinurad franchise and additional insignificant adjustments related to linaclotide inventory; offset by an approximately $2.5 million settlement related to linaclotide excess non-cancelable purchase commitment accruals that were assigned to Allergan during the three months ended September 30, 2018.

Research and Development Expense.    The increase in research and development expense of approximately $9.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily related to an increase of approximately $10.4 million in research costs related to our early-stage pipeline candidates; an increase of approximately $1.5 million in compensation, benefits and other employee-related expenses; and an increase of approximately $0.4 million in operating costs including facilities. These increases were partially offset by a decrease of $2.6 million related to lesinurad development.

The increase in research and development expense of approximately $14.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily related to an increase of approximately $13.2 million in research costs related to our early-stage pipeline candidates; an increase of approximately $6.8 million in compensation, benefits and other employee-related expenses; an increase of approximately $2.1 million in operating costs including facilities; and an increase of approximately $0.5 million in professional services, including consulting and contractor expenses. These increases were partially offset by a decrease of $7.1 million related to lesinurad development and a decrease of approximately $1.7 million in external costs related to the development of linaclotide.

Selling, General and Administrative Expense.    Selling, general and administrative expenses decreased approximately $6.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily as a result of an approximately $4.1 million decrease in costs associated with selling expenses and marketing programs; an approximately $1.8 million decrease in transitional support service costs associated with the Lesinurad Transaction; an approximately $1.5 million decrease in facility and operating costs; an approximately $1.4 million decrease in cost as a result of gains recorded in association with the disposal of the sales fleet vehicles; and an approximately $1.2 million decrease associated with post-marketing requirements related to the Lesinurad Transaction. These decreases were partially offset by an increase of an approximately $3.2 million in costs associated with professional services such as temporary support.

Selling, general and administrative expenses increased approximately $7.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily as a result of an approximately $7.3 million increase in legal and consulting costs associated with the Company’s intent to separate into two independent publicly traded companies; an approximately $4.4 million increase in costs associated with professional services such as temporary support; an approximately $3.8 million increase in legal and consulting costs associated with the proxy statement; and an approximately $2.4 million increase in compensation, benefits and other employee-related expenses. These increases were partially offset by a decrease of an approximately $5.5 million in transitional support service costs associated with the Lesinurad Transaction; an approximately $2.0 million decrease in costs related to facilities and operating costs; an approximately $1.6 million decrease in cost as a result of gains recorded in association with the disposal of the sales fleet vehicles; and an approximately $1.0 million decrease in costs associated with selling expenses and marketing programs.

Amortization of Acquired Intangible Assets.    The decrease in amortization of acquired intangible assets expense of approximately $0.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to the impairment of the ZURAMPIC and DUZALLO intangible assets as a result of revised cash flow assumptions and the exit of the Lesinurad License that occurred during the period. The increase in amortization of acquired intangible assets expense of approximately $5.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the amortization of the DUZALLO intangible asset which began amortizing in August 2017 upon FDA approval.

(Gain) Loss on Fair Value remeasurement of contingent consideration. Fair value remeasurement of contingent consideration includes significant estimates related to probability weighted net cash outflow projections, discounted using a yield curve equivalent to our credit risk which estimates the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca in connection with the Lesinurad Transaction.  Changes to these inputs are re-evaluated each reporting period. The increase in the gain on fair value of the contingent consideration obligation of approximately $32.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as well as the increase of approximately $39.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the reduced projected revenue assumptions associated with the sales of ZURAMPIC and DUZALLO and the notice of termination of the Lesinurad License.

Restructuring Expenses. The increase in restructuring expenses of approximately $10.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to costs associated with the workforce reduction as a result of our decision to terminate the Lesinurad License and the associated contract termination costs.

The increase in restructuring expenses of approximately $15.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to approximately $7.6 million of workforce reduction and contract termination costs incurred during the three months ended September 30, 2018 associated with the exit of the Lesinurad License; approximately $5.1 million of costs related to the workforce reduction in June 2018 associated with the determination of the initial organizational designs of the two new businesses as a result of our intent to separate into two independent, publicly traded companies; and approximately $2.4 million of costs incurred with the reduction in field-based workforce in January 2018 associated with an initiative to evaluate the optimal mix of investments for the lesinurad franchise.

Impairment of Intangible Assets. The increase in the impairment of intangible assets of approximately $151.8 million for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was due to the impairment of the ZURAMPIC and DUZALLO intangible assets as a result of revised net cash flow assumptions and the exit of the Lesinurad License.

Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(9,482)	$(9,135)	$(347)	4%	$(28,138)	$(27,164)	$(974)	4%
Interest and investment income	741	601	140	23%	2,154	1,492	662	44%
Gain (loss) on derivatives	3,489	(4,329)	7,818	(181)%	3,996	(1,191)	5,187	(436)%
Loss on extinguishment of debt	—	—	—	—%	—	(2,009)	2,009	(100)%
Total other expense, net	$(5,252)	$(12,863)	$7,611	(59)%	$(21,988)	$(28,872)	$6,884	(24)%

Interest expense increased by approximately $0.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, mainly due to an increase of approximately $0.4 million in interest expense associated with the 2022 Notes. Interest expense increased by approximately $1.0 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, mainly due to an increase of approximately $1.1 million in interest expense associated with the 2022 Notes.

Interest and investment income increased by approximately $0.1 million and approximately $0.7 million during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, mainly due to an increase in higher yield return on investment securities in 2018.

For the three months ended September 30, 2018, we recorded a gain on derivatives of approximately $3.5 million resulting from an approximately $16.7 million increase in the fair value of the Convertible Note Hedges and an approximately $20.2 million increase in the fair value of the Note Hedge Warrants. For the three months ended September 30, 2017, we recorded a loss on derivatives of approximately $4.3 million resulting from an approximately $50.0 million increase in the fair value of the Convertible Note Hedges and an approximately $45.7 million increase in the fair value of the Note Hedge Warrants.

For the nine months ended September 30, 2018, we recorded a gain on derivatives of approximately $4.0 million resulting from an approximately $34.6 million decrease in the fair value of the Convertible Note Hedges and an approximately $30.6 million increase in the fair value of the Note Hedge Warrants. For the nine months ended September 30, 2017, we recorded a loss on derivatives of approximately $1.2 million resulting from an approximately $10.7 million increase in the fair value of the Convertible Note Hedges and an approximately $9.5 million decrease in the fair value of the Note Hedge Warrants.

Loss on extinguishment of debt was approximately $2.0 million during the nine months ended September 30, 2017. This is due to the write-off of the remaining unamortized debt issuance costs on the PhaRMA Notes as part of the redemption in January 2017.

Liquidity and Capital Resources

At September 30, 2018, we had approximately $161.4 million of unrestricted cash, cash equivalents and available-for-sale securities. Our cash equivalents include amounts held in money market funds and repurchase agreements. Our available-for-sale securities include amounts held in U.S. Treasury securities and U.S. government-sponsored securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2018, our balances of cash, cash equivalents and available-for-sale securities decreased approximately $60.0 million. This decrease is primarily due to approximately $80.2 million of cash used to operate our business, including payments related to, among other things, research and development, and selling, general and administrative expenses as we continue to invest in our research pipeline and support the continued commercialization of our products. We also invested approximately $5.3 million in capital expenditures, and made payments of approximately $1.8 million on capital lease obligations. These cash outflows were partially offset by approximately $27.2 million in proceeds from the exercise of stock options.

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

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of September 30, 2018, we had an accumulated deficit of approximately $1.6 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015 and approximately $11.2 million of net proceeds, after fees and the redemption of the PhaRMA Notes, from the issuance of $150.0 million in aggregate principal amount of the 2026 Notes in January 2017.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive substantially all of our revenue from this collaboration. We are also deploying significant resources to advance product opportunities in IBS-C and CIC, abdominal pain associated with lower GI disorders, persistent GERD, diabetic nephropathy, HFpEF, and serious and orphan diseases, such as sickle cell disease, as well as to fulfill FDA requirements for linaclotide and lesinurad. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS and financial discipline. However, we have not achieved positive cash flows from operations to date.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties from Allergan based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, develop and commercialize other products, and continue to invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of September 30, 2018 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the revenue generated by sales of LINZESS, CONSTELLA, and any other products;

•	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS and any other products;

•	the success of our third-party manufacturing activities;

•	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approval development and regulatory requirements;

•	the success of our research and development efforts;

•	the emergence of competing or complementary products;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs associated with the Company’s intent to separate into two independent, publicly traded companies;

•	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish, including royalties or other payments due or payable under such agreements; and

•	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of integrating any such assets into our business operations.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 2, Summary of Significant Accounting Policies, in our 2017 Annual Report on Form 10-K and Note 1, Nature of Business, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and nine months ended September 30, 2018 that had a material effect on our condensed consolidated financial statements included in this report.

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

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the indenture that governs the 2022 Notes) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of September 30, 2018, the fair value of the 2022 Notes was estimated by us to be $433.7 million. The 2022 Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 9, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2018 and 2017 had a significant impact on our results of operations.

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

In response to the ANDAs for which we received Notice Letters in 2016, we and Allergan filed a lawsuit against the generic drug manufacturers in Delaware District Court in November 2016.  We asserted that the Challenged Patents are valid and infringed by Teva, Sandoz and Mylan.  In accordance with the Hatch-Waxman Act, the timely filing of the lawsuits against the ANDA filers with respect to the Challenged Patents triggered an automatic stay of the FDA’s approval of the ANDAs until February 29, 2020 (unless there is a final court decision adverse to us and Allergan sooner).  In October 2017, November 2017, and January 2018, we and Allergan filed lawsuits against Teva, Mylan, and Sandoz, respectively, each in Delaware District Court, related to each of their respective second Notice Letters.  We asserted that U.S. Patent No. 9,708,371 is valid and infringed by each of Teva, Mylan and Sandoz.  The lawsuits filed in October 2017, November 2017, and January 2018 against Teva, Mylan and Sandoz, respectively, have been consolidated with the lawsuit filed in November 2016.

Mylan responded to our lawsuit in December 2016, asserting defenses of, among other things, lack of subject matter and personal jurisdiction and improper venue.  In January 2017, each of Teva and Sandoz filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of the Challenged Patents.  On July 13, 2017, Mylan filed a motion to dismiss for improper venue.  In November 2017, Teva filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 9,708,371.  In December 2017, Mylan filed an answer to the lawsuit that we and Allergan filed in November 2017. In February 2018, Sandoz filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 9,708,371.  In February 2018 and March 2018, we and Allergan filed lawsuits against Teva and Mylan, respectively, each in Delaware District Court asserting that the 72mcg Challenged Patents are valid and infringed by Teva and Mylan. In August 2018, we and Allergan filed an amended complaint against Mylan asserting that U.S. Patent No. 8,802,628 is valid and infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential 72 mcg Generic Product. These lawsuits have been consolidated with the lawsuit filed in November 2016.

In May 2018 and August 2018, we, Allergan, Teva and Sandoz stipulated to dismiss without prejudice all claims, counterclaims and defenses with respect to U.S. Patent Nos. 9,708,371 and 8,933,030, respectively.  In August 2018, we, Allergan and Mylan stipulated to dismiss without prejudice all claims, counterclaims and defenses with respect to U.S. Patent Nos. 8,933,030 and 9,708,371.

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

We and our partner, Allergan plc (together with its affiliates), or Allergan, began selling LINZESS in the U.S. during December 2012. Revenues from our LINZESS collaboration constitute a significant portion of our total revenue, and we believe they will continue to do so for the foreseeable future.  The commercial success of LINZESS depends on a number of factors, including:

•	the effectiveness of LINZESS as a treatment for adult patients with IBS-C or CIC;

•	the size of the treatable patient population;

•	the effectiveness of the sales, managed markets and marketing efforts by us and Allergan;

•	the adoption of LINZESS by physicians, which depends on whether physicians view it as safe and effective treatment for adult patients with IBS-C and CIC;

•	our success in educating and activating adult IBS-C and CIC patients to enable them to more effectively communicate their symptoms and treatment history to their physicians;

•

our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, LINZESS and our ability to demonstrate that LINZESS is safer, more efficacious and/or more cost-effective than alternative therapies;

•	the effectiveness of our partners’ distribution networks;

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these or other areas, associated with linaclotide; and

•	the development or commercialization of competing products or therapies for the treatment of IBS-C or CIC, or their associated symptoms.

Our revenues from the commercialization of LINZESS are subject to these factors, and therefore may be unpredictable from quarter-to-quarter. Ultimately, we may never generate sufficient revenues from LINZESS to reach or maintain profitability for our company or to sustain our anticipated levels of operations.

Our products may cause undesirable side effects or have other properties that could limit their commercial potential.

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

In June 2016, we entered into a license agreement for exclusive rights to commercialize products containing lesinurad in the U.S., which license agreement we refer to as the Lesinurad License Agreement.  The most commonly reported adverse reactions in the clinical trials for lesinurad (in combination with a xanthine oxidase inhibitor, or XOI) for the treatment of hyperuricemia associated with uncontrolled gout were headache, influenza, increased blood creatinine and gastroesophageal reflux disease. ZURAMPIC and DUZALLO were launched in October 2016 and October 2017, respectively.  As a result, such products are being used in wider populations and in less rigorously controlled environments than in the clinical studies supporting their approval.  Additionally, because such products are approved for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout, and DUZALLO is a fixed-dose combination treatment of lesinurad and allopurinol (an XOI), our patients may experience side effects and adverse reactions associated with the use of XOIs.  Notwithstanding ZURAMPIC’s U.S. Food and Drug Administration, or FDA, -approved label, if ZURAMPIC is taken without an XOI, patients may experience new or increased risk of adverse reactions, including the heightened risk of acute renal failure.

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

The FDA-approved label for DUZALLO contains a boxed warning about the risk of acute renal failure with DUZALLO, and the FDA-approved label for ZURAMPIC contains a boxed warning about the risk of acute renal failure with ZURAMPIC, which is more common when ZURAMPIC is used without an XOI.  ZURAMPIC and DUZALLO are both contraindicated in patients with severe renal impairment or end-stage renal diseases, kidney transplant recipients, patients on dialysis or patients with tumor lysis syndrome or Lesch-Nyhan syndrome.  In addition, DUZALLO is contraindicated in patients with a known hypersensitivity to allopurinol.  The FDA has required that a post-marketing clinical study be conducted to further evaluate the renal and cardiovascular safety of lesinurad, which is discussed below.

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

With respect to lesinurad, we rely exclusively on AstraZeneca as our supplier of finished drug product for ZURAMPIC and DUZALLO. Any failure by AstraZeneca to perform under the agreement would impair our ability to deliver such products to our customers, and negatively impact our business and reputation.  We also rely on a third-party logistics provider and various distributors to store and distribute lesinurad.  Distribution requires significant coordination among our supply chain, sales and marketing, and finance organizations, as well as our external service providers and partners.  Failure to coordinate financial and other systems could negatively impact our ability to accurately report product revenue and otherwise adversely impact our business and financial results.  Our lesinurad distribution network and commercialization efforts may be significantly impacted if our logistics provider’s warehouse is damaged or if there are disruptions in its, or one or more of our distributor’s, business, or if we are unable to effectively manage the distribution process. Distribution practices will also need to comply with the applicable regulatory requirements. If our distributors do not comply with the applicable regulatory requirements, we could be exposed to potential enforcement actions.

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

Maintaining infrastructure and capabilities for lesinurad and the transition of lesinurad to AstraZeneca during the pendency of the Lesinurad License Agreement may be significant undertakings that could require substantial financial and managerial resources, and we may not be successful.

Maintaining infrastructure and capabilities for lesinurad during the pendency of the Lesinurad License Agreement is competitive and time-consuming and requires a significant expenditure of operating, financial and management resources, and we may incur more expenditures than anticipated.  We cannot guarantee that we will be able to maintain the infrastructure and capabilities for lesinurad or any necessary agreements on acceptable terms, if at all, during this period.  If we are unable to do so, or are unable to do so in an efficient manner or on a timely basis, our business, operating results and financial condition would be adversely affected.

We have made assumptions relating to the impact of ZURAMPIC and DUZALLO, or the Lesinurad Business, on our financial results during the pendency of the Lesinurad License Agreement relating to numerous matters, including the cost of development and commercialization of such products, and the associated costs and impact and the other financial and strategic risks related to the Lesinurad Business.  Furthermore, during the pendency of the Lesinurad License Agreement, we may incur higher than expected operating and transaction costs, and we may encounter general economic and business conditions that adversely affect the Lesinurad Business.  If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results.

We may encounter further costs and delays related to transitioning the Lesinurad Business to AstraZeneca. We have never undertaken the process of transitioning a marketed product to a third party, and we may encounter challenges and costs that we do not currently anticipate. Our reputation with patients or physicians may be harmed as a result of transitioning the Lesinurad Business, and unforeseen complications with the FDA or other regulatory agencies could arise. In addition, we are still in discussions with AstraZeneca regarding the costs involved in the termination and transition process and have not reached an agreement. If we are unable to reach agreement with AstraZeneca, this could potentially lead to costly administrative procedures or litigation, distract management from other business activities, and could have an adverse impact on our financial condition. For additional information relating to our costs and expenses of exiting the Lesinurad Business, see Note 13, Workforce Reduction, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Our and our partner’s ability to commercialize our products successfully depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Allergan will be able to negotiate or continue to negotiate pricing terms with third-party payers at levels that are profitable to us, or at all. Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future.  Our business would be materially adversely affected if we and our partners are not able to receive approval for reimbursement of our products from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if private health insurers, including managed care organizations, the Medicare or Medicaid programs or other reimbursing bodies or payers limit or reduce the indications for or conditions under which our products may be reimbursed.

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

In some foreign countries, particularly Canada, the countries of Europe and Japan, the pricing and payment of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. Reimbursement sources are different in each country, and each country may include a combination of distinct potential payers, including private insurance and governmental payers.  Some countries may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and control the prices of medicinal products for human use.  To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we and our partners may be required to conduct a clinical trial that compares the cost and clinical effectiveness of linaclotide to other available therapies. In addition, in countries in which linaclotide is the only approved therapy for a particular indication, such as CONSTELLA as the only prescription product approved for the symptomatic treatment of moderate to severe IBS-C in adults in Europe and LINZESS as the only prescription treatment approved for the treatment of adults with IBS-C in Japan, there may be disagreement as to what the most comparable product is, or if there even is one. Further, several countries have implemented government measures to either freeze or reduce pricing of pharmaceutical products. Many third-party payers and governmental authorities also consider the price for which the same product is being sold in other countries to determine their own pricing and reimbursement strategy, so if linaclotide is priced low or gets limited reimbursement in a particular country, this could result in similarly low pricing and reimbursement in other countries. If reimbursement for linaclotide is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at or reduced to unsatisfactory levels, our and our partners’ ability to successfully commercialize linaclotide in such country would be impacted negatively. Furthermore, if these measures prevent us or any of our partners from selling linaclotide on a profitable basis in a particular country, they could prevent the commercial launch or continued sale of linaclotide in that country.

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

With respect to lesinurad, as part of our acquisition of the Lesinurad Business, we rely on AstraZeneca to provide us with information about ZURAMPIC and DUZALLO that may be critical to the development and commercialization of such products in the U.S. during the pendency of the Lesinurad License Agreement.  For example, AstraZeneca is responsible for notifying us of certain material intellectual property related to lesinurad that is developed by it or its other licensees of lesinurad.  If AstraZeneca does not notify us of such intellectual property or AstraZeneca’s licensees fail to report such intellectual property to AstraZeneca, or, in each case, fail to provide such information on a timely basis, we may not be able to commercialize ZURAMPIC and DUZALLO as effectively or efficiently.

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

ZURAMPIC and DUZALLO are contraindicated in patients with severe renal impairment or end-stage renal diseases, kidney transplant recipients, patients on dialysis or patients with tumor lysis syndrome or Lesch-Nyhan syndrome.  In addition, DUZALLO is contraindicated in patients with a known hypersensitivity to allopurinol. DUZALLO is approved for the treatment of hyperuricemia associated with gout in patients who have not achieved target serum acid levels with a medically appropriate daily dose of allopurinol alone, and there is a boxed warning that acute renal failure has occurred with lesinurad, one of the components of DUZALLO.  ZURAMPIC is approved for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout, and there is a boxed warning about the risk of acute renal failure with ZURAMPIC, which is more common when ZURAMPIC is used without an XOI. The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. We rely exclusively on AstraZeneca as our supplier of drug product for such study and any other development activities pursuant to our clinical supply agreement.  If, for any reason, AstraZeneca is unable or unwilling to perform under our clinical supply agreement or if AstraZeneca performs poorly, our ability to, among other things, continue the post-marketing clinical study for lesinurad during the pendency of the Lesinurad License Agreement could be delayed or we may not be able to continue it at all during such period.  Additionally, as the holder of the approved NDA for each of ZURAMPIC and DUZALLO, we are obligated to monitor and report adverse events and any failure of such products to meet the specifications in the applicable NDA, to submit new or supplemental applications and to obtain FDA approval for certain changes to such products, including changes to product labeling and manufacturing processes.

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

Furthermore, we may have little or no insight or control over the development and commercialization of any product that we in-license outside the licensed territory.  If other licensees do not effectively develop or commercialize any such product outside the licensed territory, our reputation or the reputation of any such product may be impacted.  Also, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

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

We also have scientific and clinical advisors who assist us in formulating our product development, clinical strategies and our global supply chain plans, as well as sales and marketing advisors who have assisted us in our commercialization strategy and brand plan for our products. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us, or may have arrangements with other companies to assist in the development and commercialization of products that may compete with ours.

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

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) expiring in 2026. Additional U.S. patents and pending applications related to LINZESS include multiple patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation, the latest of which expire in the early 2030s, as well as other patents and pending patent applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the U.S. Patent and Trademark Office, or the USPTO, in the future. We believe in the strength of our linaclotide patent portfolio and that it gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results.  In March 2013, an opposition to one of our granted patents covering linaclotide was filed in Europe. In April 2015, the patent was upheld in its entirety by the European Patent Office, affirming the strength of our intellectual property and our belief that the opposition was without merit. We believe in the strength of the patent that is the subject of this opposition, but we cannot be certain that it will not be invalidated until the opposition proceeding, including the associated appeals process, is complete.  While any opposition is ongoing, we will incur additional expense and be required to focus additional efforts on the proceeding. Moreover, successful outcomes in an opposition does not preclude later challenges to these or other of our patents in the courts.  Even if these patents were ultimately found to be invalid, we have other linaclotide composition of matter-, use- and formulation-related patents that are granted and in force, and we believe in the strength of our patent protection in Europe.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing our products, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our 11% PhaRMA Notes due 2024, or the PhaRMA Notes, related to the sales of LINZESS in the U.S. (which were redeemed, in full, in connection with the funding and issuance in January 2017 of our 8.375% Notes due 2026, or the 2026 Notes) and our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and we have incurred losses in each year since our inception in 1998. We currently derive a significant portion of our revenue from our LINZESS collaboration with Allergan for the U.S.  We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. We incurred net losses of approximately $266.9 million and approximately $129.0 million in the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $1.6 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and to transition lesinurad to AstraZeneca, and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, this will have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2018, we had total indebtedness of approximately $485.7 million and available cash, cash equivalents and available for sale securities of approximately $161.4 million. We chose to issue our 2026 Notes (in connection with the redemption, in full, of our PhaRMA Notes) and our 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

We expect our operating results to be subject to frequent fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the level of underlying demand for our products in the countries in which they are approved;

•	wholesalers’ buying patterns with respect to our products;

•	the costs associated with commercializing our products in the U.S.;

•	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

•	our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

•	any excess or obsolete inventory or impairments of assets or goodwill, and associated write-downs;

•	any changes in the fair value of contingent consideration and the associated impact on our statement of operations;

•	any variations in the level of expenses related to our development programs;

•	addition or termination of clinical trials;

•	regulatory developments affecting our products and product candidates; and

•	any material lawsuit in which we may become involved.

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

Because of our dual class common stock structure, the holders of our Class B common stock, who consist of our pre-IPO investors (and their affiliates), founders, directors, executives and certain of our employees, are able to control certain corporate matters listed below if any such matter is submitted to our stockholders for approval even though such stockholders own less than 50% of the outstanding shares of our common stock. As of September 30, 2018, there were 139,805,308 and 13,976,855 shares of our Class A common stock and Class B common stock issued and outstanding, respectively, and an aggregate of 20,042,034 and 818,272 outstanding stock options (vested and unvested) and 3,237,589 and no unvested restricted stock units for shares of our Class A common stock and Class B common stock, respectively.  As of September 30, 2018, the holders of our Class A common stock own approximately 91% and the holders of our Class B common stock own approximately 9% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 50% and holders of our Class B common stock have approximately 50% of the total votes on each of the matters identified in the list below. This concentrated control of our Class B common stockholders limits the ability of the Class A common stockholders to influence those corporate matters and, as a result, we may take actions that many of our stockholders do not view as beneficial, which could adversely affect the market price of our Class A common stock.

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

10.1*#	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan.
10.2*#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan.
10.3*#	Form of Executive Severance Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*     Filed herewith.

‡     Furnished herewith.

#Management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: November 6, 2018	By:	/s/ PETER M. HECHT
Peter M. Hecht
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ GINA CONSYLMAN
Gina Consylman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)