Form 10-K
period 2018-12-31
IRONWOOD PHARMACEUTICALS INC
filed 2019-02-25
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of voting stock held by non‑affiliates of the Registrant as of June 30, 2018: $2,802,656,540

As of February 12, 2019, there were 154,645,260 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
•

the planned separation of the Company’s operations into two independent, publicly traded companies, including the completion and timing of the separation, the business and operations of each company and any benefits or costs of the separation, including the distribution of shares and tax treatment; and

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

PART I

Item 1.    Business

Our Company

We are a commercial biotechnology company leveraging our proven development and commercial capabilities as we seek to bring multiple medicines to patients. In May 2018, we announced our intent to separate into two independent, publicly traded companies – Ironwood Pharmaceuticals, Inc, or Ironwood. and Cyclerion Therapeutics, Inc., or Cyclerion. Following the completion of the planned separation, Ironwood will be a gastrointestinal, or GI, focused healthcare company leveraging our proven development and commercial capabilities as we seek to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, capitalizing on our expertise in GI diseases. Cyclerion will be a clinical stage biopharmaceutical company harnessing the power of sGC pharmacology to discover, develop and commercialize breakthrough treatments for serious and orphan diseases.

Our commercial product, linaclotide, is available to adult men and women suffering from irritable bowel syndrome with constipation, or IBS‑C, or chronic idiopathic constipation, or CIC, in certain countries around the world. Linaclotide is available under the trademarked name LINZESS® to adult men and women suffering from IBS‑C or CIC in the United States, or the U.S., and Mexico, and to adult men and women suffering from IBS-C or chronic constipation in Japan. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We and our U.S. linaclotide partner Allergan plc (together with its affiliates), or Allergan, are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In July 2018, we announced the initiation of a Phase IIIb trial evaluating the efficacy and safety of linaclotide 290 mcg on multiple abdominal symptoms including pain, bloating and discomfort, in adult patients with IBS-C.

We and Allergan are also seeking to expand the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation through the advancement of MD-7246 (linaclotide delayed release) in IBS with diarrhea, or IBS-D.

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

The following table presents the status of selected key development programs in our pipeline:

Phase I
Phase II
Phase III
Approved
GI Programs
LINZESS®
(linaclotide)
IBS-C or CIC in adults
Launched 12/12
linaclotide
IBS-C/CIC in pediatrics
MD-7246
(linaclotide delayed release)
Abdominal pain associated with IBS
IW-3718
Persistent GERD
Allergan
sGC Programs
praliciguat
(IW-1973)
Diabetic nephropathy
praliciguat
(IW-1973)
HFpEF
olinciguat
(IW-1701)
Sickle cell disease
IW-6463
Serious + Orphan CNS Diseases

This pipeline does not reflect development candidates for which we have not yet initiated a clinical trial.

In addition to the programs above, we are managing an ongoing PMR study of lesinurad in patients with uncontrolled gout.

1

The status of our development programs in the table above represents the ongoing phase of development and does not correspond to the completion of a particular phase. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in the “Risk Factors” section of this Annual Report on Form 10‑K.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide and the commercialization of lesinurad, as part of our uncontrolled gout program, which we are in the process of discontinuing, as well as to the research and development of our other product candidates.

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

Additional Abdominal Symptom Claims.  We and Allergan have identified a development path with LINZESS intended to obtain abdominal symptom claims including bloating and discomfort, two highly bothersome symptoms associated with IBS-C, through a single Phase III trial. Greater than 65% of IBS-C patients suffer from bloating and/or discomfort at least one time per week, according to the Lieberman GI Patient Landscape Survey performed in 2010. In July 2018, we and Allergan initiated a Phase IIIb clinical trial evaluating the efficacy and safety of linaclotide 290 mcg on multiple abdominal symptoms in addition to pain, including bloating and discomfort in adult patients with IBS-C.

Pediatrics.  We and Allergan have established a nonclinical and clinical post‑marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients. We and Allergan are advancing clinical pediatric programs in IBS‑C patients age seven to 17 and functional constipation patients age six to 17.

LINZESS is covered by a U.S. composition of matter patent that expires in 2026, including patent term extension, as well as multiple additional patents covering the commercial formulation of LINZESS and methods of using this formulation to treat patients with IBS C or CIC, the latest of which expire in the early 2030s. We and Allergan have received Paragraph IV certification notice letters, or Notice Letters, regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), proposed generic versions of LINZESS. In 2018, we and Allergan entered into settlement agreements with three generic drug manufacturers. For additional information relating to such ANDAs and any resolution of related litigation, see Item 3, Legal Proceedings, elsewhere in this Annual Report on Form 10-K.

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

Astellas Pharma Inc., or Astellas, has rights to develop and commercialize linaclotide in Japan. In December 2016, the Japanese Ministry of Health, Labor and Welfare approved LINZESS for the treatment of adults with IBS-C in Japan.  In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan. In August 2018, the Japanese Ministry of Health, Labor and Welfare approved LINZESS for the treatment of adults with chronic constipation in Japan. In September 2018, Astellas began commercializing LINZESS for the treatment of adult patients with chronic constipation in Japan.

We and AstraZeneca are co‑developing linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In January 2019, the National Medical Products Administration approved the marketing application for LINZESS for adults with IBS-C in China.

CONSTELLA is covered by European composition of matter patents, which expire in 2024. LINZESS is covered by Japanese composition of matter patents and commercial formulation patents which expire between 2024 and 2032. In addition, we have Chinese composition of matter patents and commercial formulation patents which expire between 2024 and 2032.

Abdominal Pain associated with IBS

MD-7246. There are an estimated 16 million Americans who suffer from symptoms of IBS-D, according to Grundmann and Yoon in Irritable Bowel Syndrome: epidemiology, diagnosis and treatment: an update for health-care practitioners (published in the Journal of Gastroenterology and Hepatology in 2010) and the United States Census Bureau.

We and Allergan are initially exploring MD-7246 as an oral, intestinal, non-opioid, pain-relieving agent for patients suffering from IBS with diarrhea.

Persistent GERD

IW‑3718.  There are an estimated 10 million Americans who suffer regularly from symptoms of GERD, such as heartburn and regurgitation, despite receiving treatment with the current standard of care, a proton pump inhibitor, to suppress stomach acid, according to a study published in 2010 by H. El-Sarag in Alimentary Pharmacology & Therapeutics and 2015 U.S. census data. Research suggests some persistent GERD patients may experience reflux of bile from the intestine into the stomach and esophagus.

We are advancing IW‑3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of persistent GERD. Our clinical research has demonstrated that reflux of bile from the intestine into the stomach and esophagus plays a key role in the ongoing symptoms of persistent GERD. IW-3718 is a novel formulation of a bile acid sequestrant designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with persistent GERD. In June 2018, we initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with persistent GERD.

Uncontrolled Gout Programs

In June 2016, we closed a transaction with AstraZeneca, or the Lesinurad Transaction, pursuant to which we received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient, or the Lesinurad License, including ZURAMPIC® and DUZALLO® In January 2018, we commenced an initiative to evaluate the optimal mix of investments for our lesinurad franchise for uncontrolled gout, including DUZALLO and ZURAMPIC. As part of this effort, in 2018 we began re-allocating resources within our lesinurad franchise to systematically explore a more comprehensive marketing mix in select test markets (with paired controls), while continuing to build market presence for the lesinurad franchise across the country. In July 2018, we obtained and analyzed the results from the lesinurad franchise test markets. Data from the test markets did not meet expectations. In connection with the results, our Board of Directors determined on July 31, 2018 to terminate the lesinurad license agreement.

Cyclerion Therapeutics, Inc.

Cyclerion, the company that is expected to spin out of Ironwood following the completion of the planned separation, is expected to be a clinical stage biopharmaceutical company intended to harness the power of sGC pharmacology to discover, develop and commercialize breakthrough treatments for serious and orphan diseases. The company plans to focus on enabling the full therapeutic potential of next generation sGC stimulators. sGC stimulators are small molecules that act synergistically with nitric oxide on sGC to boost production of cyclic guanosine monophosphate, or cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions throughout the body including blood flow and vascular dynamics, inflammatory and fibrotic processes, metabolism and neuronal function. Cyclerion believes that the key to unlocking the full therapeutic potential of the nitric oxide cGMP pathway is to design differentiated next generation sGC stimulators that preferentially modulate pathway signaling in tissues of greatest relevance to the diseases they are developed to treat. This targeted approach is intended to maximize the potential benefits of nitric oxide cGMP pathway stimulation in disease relevant tissues.

Cyclerion’s portfolio is currently comprised of five sGC stimulators:

•olinciguat, currently in a Phase 2 trial as an oral, once-daily vascular sGC stimulator for patients suffering from sickle cell disease;

•praliciguat, in two distinct Phase 2 trials as an oral, once daily systemic sGC stimulator for heart failure with preserved ejection fraction, or HFpEF, and for diabetic nephropathy, respectively;

•IW 6463, a central nervous system penetrant oral sGC stimulator in clinical development for serious neurodegenerative diseases; and

•two organ targeted programs to address serious diseases of the liver and lung, respectively.

Collaborations and Partnerships

As part of our strategy, we have established development and commercial capabilities that we plan to leverage as we seek to bring multiple medicines to patients. We intend to play an active role in the development and commercialization of our products in the U.S., either independently or with partners that have strong capabilities. We also intend to establish strong global brands by out‑licensing development and commercialization rights to our products in other key territories to high‑performing partners. We believe in the long‑term value of our drug candidates, so we seek collaborations that increase the value of our programs by providing meaningful economics and incentives for us and any potential partner. Furthermore, we seek partners who share our values, culture, processes and vision for our products, which we believe will enable us to work with those partners successfully for the entire potential patent life of our drugs. We intend to continue to expand our expertise in GI by accessing innovative externally developed products through strategic transactions and to leverage our existing capabilities to develop and commercialize these products in the U.S.

The following chart shows our revenue for the U.S. and territories outside of the U.S. as a percentage of our total revenue for each of the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
U.S.	79.0%	89.0%	83.1%
Japan	20.1%	10.0%	16.2%
Rest of world	0.9%	1.0%	0.7%
	100.0%	100.0%	100.0%

Revenue attributable to our linaclotide partnerships comprised substantially all of our revenue for each of the years indicated. Further, we currently derive a significant portion of our revenue from our LINZESS collaboration with Allergan for the U.S. and believe that the revenues from this collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. In addition, our collaborative arrangements revenue and sale of API outside of the U.S. has fluctuated for the years ended December 31, 2018, 2017, and 2016, and may continue to fluctuate as a result of the timing and amount of sales of linaclotide API to certain of our partners, license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships outside of the U.S., as well as the timing and amount of royalties from the sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval.

Linaclotide

We have pursued a partnering strategy for commercializing linaclotide that has enabled us to retain significant oversight over linaclotide’s development and commercialization worldwide, share the costs with collaborators whose capabilities complement ours, and retain a significant portion of linaclotide’s future long‑term value. As of December 31, 2018, licensing fees, milestones, royalties and related equity investments from our linaclotide partners cumulatively totaled approximately $415.6 million. In addition, we and Allergan jointly fund the development and commercialization of LINZESS in the U.S., sharing equally in any net profits or losses, and we and AstraZeneca jointly fund the development and commercialization of linaclotide in China, Hong Kong and Macau, with AstraZeneca receiving 55% of the net profits or incurring 55% of the net losses until a certain specified commercial milestone is achieved, at which time profits or losses will be shared equally thereafter. Such reimbursements for our development and commercialization costs received from Allergan in the U.S. or AstraZeneca in China, Hong Kong, and Macau are excluded from the amount above.

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

Collaboration Agreement for China, Hong Kong and Macau with AstraZeneca

In October 2012, we entered into a collaboration agreement with AstraZeneca to co‑develop and co‑commercialize linaclotide in China, Hong Kong and Macau. In January 2019, the National Medical Products Administration approved the marketing application for LINZESS for adults with IBS-C in China. Under the terms of the agreement, we and AstraZeneca are jointly funding the development and commercialization of linaclotide in the AstraZeneca territory, with AstraZeneca receiving 55% of the net profits or incurring 55% of the net losses until a certain specified commercial milestone is achieved, at which time profits or losses will be shared equally thereafter. If linaclotide is successfully developed and commercialized in the AstraZeneca territory, total licensing and milestone payments to us under the collaboration agreement could total up to $150.0 million, including the $25.0 million that AstraZeneca has already paid to us.

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

In December 2017, we entered into an agreement with Allergan to continue to promote VIBERZI through December 31, 2018 and to discontinue promoting DELZICOL effective January 1, 2018. We perform certain third position details and offer samples of CANASA to gastroenterology prescribers who are on the then-current call panel for LINZESS to which we provide first or second position details, and we purchase samples of CANASA from Allergan at the actual manufacturing cost.  Allergan is obligated to pay us a royalty in the mid-teens on incremental sales of CANASA above a mutually agreed upon sales baseline.  We commenced the promotion activities for CANASA on February 27, 2017. In addition, our clinical sales specialists detail VIBERZI to the same health care practitioners to whom they detail LINZESS. We have the potential to achieve milestone payments of up to $7.5 million based on the net sales of VIBERZI, provided we perform a minimum number of VIBERZI calls on physicians, and will also be compensated via reimbursements for medical education initiatives. In December 2018, we entered into an agreement with Allergan to discontinue our promotion of CANASA effective December 31, 2018, and to extend our promotion of VIBERZI through March 31, 2019, subject to our or Allergan’s rights of early termination.

Our Strategy

Our mission, following the planned separation, is to create a leading U.S. GI-focused healthcare company. To achieve this mission we intend to capitalize on our expertise in developing and commercializing GI therapies to bring innovative treatment options to patients. Key elements of our strategy include:

•	assembling a team with a singular passion and documented success in creating, developing and commercializing GI medicines that can make a significant difference in patients’ lives;
•	successfully and profitably commercializing LINZESS in collaboration with Allergan in the U.S.;
•

exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;

•	investing in our pipeline of novel product candidates IW-3718 and MD-7246;
•

maximizing the commercial potential of our drugs and playing an active role in their development and commercialization in the U.S. and collaborating with out-licensing partners who share our vision, values, culture, and processes;

•	supporting global partners to develop and commercialize linaclotide outside of the U.S.;
•	leveraging our U.S.‑focused commercial capabilities in marketing, reimbursement, patient engagement and sales;
•	evaluating external candidates for in‑licensing or acquisition opportunities to strengthen our position as a leading U.S. GI company; and
•	executing our strategy with our stockholders’ long‑term interests in mind by seeking to maximize long‑term per share cash flows.

Competition

Linaclotide

Linaclotide competes globally with certain prescription therapies and over‑the‑counter, or OTC, products for the treatment of IBS‑C and CIC, or their associated symptoms.

OTC and generic laxatives make up the majority of the IBS-C and CIC treatment market, according to the Lieberman GI Patient Landscape Survey performed in 2010 and the 2018 U.S. Census. Polyethylene glycol (such as MiraLAX®) and lactulose account for the majority of prescription laxative treatments, according to 2015 data from IQVIA Inc. National Prescription Audit. Given the low barriers to access, many IBS-C and CIC sufferers try OTC fiber and laxatives, but according to this same patient landscape survey, less than half of them are very satisfied with the ability of these OTC products to manage their symptoms. Two of the highest selling OTC laxatives in the U.S., based on 2017 U.S. sales volume data from IQVIA Inc. National Prescription Audit, are MiraLAX (PEG 3350) and Dulcolax®. In November 2018, the FDA withdrew approval for certain prescription products containing MiraLAX for occasional constipation. This change had no effect on OTC products containing MiraLAX for occasional constipation.

Until the launch of LINZESS, the only available branded prescription therapy for IBS‑C and CIC in the U.S. was AMITIZA® (lubiprostone), which was approved for the treatment of CIC in 2006, for the treatment of IBS‑C in 2008, and for the treatment of opioid‑induced constipation in 2013. AMITIZA is being commercialized in the U.S. by Takeda Pharmaceuticals Limited. Synergy Pharmaceuticals, Inc., or Synergy, obtained approval of TRULANCE® (plecanatide) in the U.S. for the treatment of CIC in adults in January 2017 and for the treatment of IBS-C in adults in January 2018. In December 2018, Bausch Health Companies agreed to acquire substantially all of Synergy’s assets, including all rights to TRULACE, dolcanatide and all related intellectual property in the context of a Chapter 11 bankruptcy process. The sale is subject to a competitive process and the Company’s receipt of higher and better offers. Shire plc obtained approval of Motegrity™ (prucalopride) in the U.S. for the treatment of CIC in adults in December 2018. AMITIZA is being commercialized for the treatment of adults with CIC in certain European countries, including the United Kingdom and Switzerland by Sucampo AG, and for the treatment of chronic constipation in Japan by Mylan N.V.

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

Each of Allergan and Astellas is responsible for drug product and finished goods manufacturing for its respective territories, and distribution of finished goods to their customers. We have an agreement with an independent third party to serve as a source of drug product manufacturing of linaclotide for our partnered territories and we have worked with our partners to achieve sufficient redundancy in this component of the linaclotide supply chain. Under our collaboration with AstraZeneca, we are accountable for drug product and finished goods manufacturing for China, for drug product manufacturing for Hong Kong and Macau, with AstraZeneca accountable for finished goods manufacturing for Hong Kong and Macau.

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

Linaclotide Patent Portfolio

Our linaclotide patent portfolio is currently composed of ten U.S. patents listed in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations”, or the Orange Book, three granted European patents, all of which have been validated in each of 31 European countries, nine granted Japanese patents, five granted Chinese patents, 38 issued patents in other foreign jurisdictions, and numerous pending U.S., foreign and Patent Cooperation Treaty, or PCT, patent applications. We own or jointly own all of the issued patents and pending applications.

The issued U.S. patents, which will expire between 2024 and 2033, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof, methods of using linaclotide to treat GI disorders, processes for making the molecule, and room temperature stable formulations of linaclotide and methods of use thereof. The granted European patents, which will expire between 2024 and 2027, some of which are subject to potential patent term extension, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof, and uses of linaclotide to prepare medicaments for treating GI disorders. The granted Chinese patents, which will expire between 2024 and 2032, the granted Japanese patents, which will expire between 2024 and 2035, some of which are subject to potential patent term extension, and the granted patents in other foreign jurisdictions, which will expire between 2024 and 2032, some of which may be subject to potential patent term extension, contain claims directed to the linaclotide molecule, pharmaceutical compositions of linaclotide for use in treating GI disorders, and room temperature stable formulations of linaclotide.

We have pending patent applications in certain countries worldwide that, if issued, will expire between 2024 and 2032 and which include claims covering the linaclotide molecule, methods of using linaclotide to treat GI disorders, the current commercial formulation of linaclotide and uses thereof to treat GI disorders.

We have pending applications directed to linaclotide products, including MD-7246, that, if issued, will expire in 2037 or later. We also have pending U.S., foreign and PCT applications directed to linaclotide and related molecules, pharmaceutical formulations thereof, methods of using linaclotide to treat various diseases and disorders and processes for making the molecule. These additional patent applications, if issued, will expire between 2024 and 2037.

The patent term of a patent that covers an FDA‑approved drug is also eligible for patent term extension, which permits patent term restoration as compensation for some of the patent term lost during the FDA regulatory review process. The Hatch‑Waxman Act permits a patent term extension of a single patent applicable to an approved drug for up to five years beyond the expiration of the patent but the extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA. The United States Patent and Trademark

Office, or USPTO, has issued a Certificate of Patent Term Extension for U.S. Patent 7,304,036, which covers linaclotide and methods of use thereof. As a result, the patent term of this patent was extended to August 30, 2026, 14 years from the date of linaclotide’s approval by the FDA. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. We have received patent term extensions in Japan for several of our linaclotide patents. We have also received patent term extensions, called supplementary protection certificates, for certain linaclotide patents from several national patent offices in Europe.

We and Allergan have received Notice Letters regarding ANDAs submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsule (72 mcg, 145 mcg and 290 mcg), proposed generic versions of LINZESS. In 2018, we and Allergan entered into settlement agreements with three generic drug manufacturers. For additional information relating to such ANDAs and any resolution of related litigation, see Item 3. Legal Proceedings, elsewhere in this Annual Report on Form 10-K.

IW-3718

Our pipeline patent portfolio relating to our IW-3718 development program is currently composed of one issued U.S. patent and eight issued patents in foreign jurisdictions; and numerous pending provisional, U.S. non-provisional, foreign and PCT patent applications. We own all of the issued patents and pending applications. The issued U.S. patent expires in 2031. The foreign issued patents expire in 2027. The pending patent applications, if issued, will expire between 2027 and 2038.

Additional Intellectual Property

In addition to the patents and patent applications related to linaclotide, and IW-3718, we currently have 11 issued U.S. patents; 27 patents granted in foreign jurisdictions, including European and Eurasian patents that have each been validated in several countries; and a number of pending U.S. foreign and PCT applications directed to other GC‑C agonist and sGC stimulator molecules and uses thereof. We also have other issued patents and pending patent applications relating to our other research and development programs.

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

Cyclerion Intellectual Property

There are eight issued U.S. patents, 21 pending U.S. patents applications, 10 pending PCT applications, and numerous foreign patents and pending patent applications covering the product candidates that Cyclerion expects to advance following completion of the planned separation of Ironwood and Cyclerion. The olinciguat patent portfolio in the U.S. includes three U.S. patents, four pending U.S. patent applications, three PCT applications and one provisional application. The praliciguat patent portfolio in the U.S. includes three U.S. patents, six pending U.S. patent applications, three PCT applications and one provisional application. The IW-6463 portfolio includes pending PCT, U.S. and foreign applications. The technology underlying the sGC patents and pending patent applications has been developed by us and was not acquired from any in-licensing agreement. We own all of the issued patents and pending applications.

Government Regulation

Our business is subject to government regulation in both the U.S. and in other countries. In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations, as well as similar foreign regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-marketing requirements and assessments, post‑approval monitoring and reporting, sampling, and import and export of pharmaceutical products. The FDA and other regulatory authorities have very broad enforcement authority and failure to abide by applicable regulatory requirements can result in administrative or judicial sanctions being imposed on us, including warning letters, refusals of government contracts, clinical holds, civil penalties, injunctions, restitution, disgorgement of profits, recall or seizure of products, total or partial suspension of production or distribution, withdrawal of approval, refusal to approve pending applications, and civil or criminal prosecution.

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

Nonclinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the nonclinical tests must comply with federal regulations and requirements including GLP. We must submit the results of the nonclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the FDA as part of an Investigational New Drug Application, or IND, which must become effective before we may commence human clinical trials in the U.S. The IND will automatically become effective 30 days after its receipt by the FDA, unless the FDA raises concerns or questions before that time about the conduct of the proposed trial. In such a case, we must work with the FDA to resolve any outstanding concerns before the clinical trial can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that will cause us or the FDA to modify, suspend or terminate such trials. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB requirements or if the trial has been associated with unexpected serious harm to subjects. An IRB may also impose other conditions on the trial. For studies conducted outside of the U.S., similarly, we are subject to local regulations which may differ from the U.S. and local regulations must be followed appropriately.

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

With respect to post‑market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct‑to‑consumer advertising, prohibitions on promoting drugs for uses, conditions or diseases, or in patient populations that are not consistent with the drug’s approved labeling (known as “off‑label use”), and principles governing industry‑sponsored scientific and educational activities. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, warning or untitled letters from the FDA, mandated corrective advertising or communications with doctors or patients, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off‑label uses, manufacturers may not market or promote such off‑label uses.

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

Outside the U.S., our and our collaborators’ abilities to market a product are contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from jurisdiction to jurisdiction. At present, foreign marketing authorizations are applied for at a national level, although within the E.U. registration procedures are available to companies wishing to market a product in more than one E.U. member state. We are subject to U.S. federal and foreign anti-corruption laws. Those laws include the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. corporations and their representatives from offering, promising, authorizing, or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA encompasses certain healthcare professionals in many countries. We are also subject to similar laws of other countries that have enacted anti-corruption laws and regulations.

Pricing and Reimbursement

Within the U.S., significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA. Sales of our products depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our products or to restrict coverage of our products could reduce utilization of our products. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate.

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort.  Federal and state governments have shown significant interest in implementing cost-containment programs, including restrictions on reimbursement and requirements for substitution of generic products. Adoption of new or enhanced cost-containment measures could limit our net revenue and results.  Third party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost effectiveness of medical products and services, in addition to their safety and efficacy.  Restrictions in coverage or decreases in third-party reimbursement for our products could have a material adverse effect on our sales, results of operations and financial condition. We expect that the pharmaceutical industry will experience pricing pressures due to the increasing influence of managed care (and related implementation of managed care strategies to control utilization), additional federal and state legislative and regulatory proposals to regulate pricing of drugs, limit coverage of drugs or reduce reimbursement for drugs, and public scrutiny of drug pricing.  While we cannot predict what executive, legislative and regulatory proposals will be adopted or other actions will occur, such events could have a material adverse effect on our business, financial condition and profitability.  For additional information relating to pricing and reimbursement, see Item 1A, Risk Factors, elsewhere in this Annual Report on Form 10-K.

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

Employees

As of December 31, 2018, we had 515 employees. Approximately 26 were scientists engaged in discovery research, 173 were in our drug development organization, 214 were in our sales and commercial team, and 102 were in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

During the year ended December 31, 2018, we commenced certain reductions in our workforce. In February 2019, following further analysis of our strategy and core business needs, and in an effort to further strengthen the operational efficiency of its organization, we commenced a reduction in our workforce by 35 employees, primarily based in the home office.  Refer to Note 18, Workforce Reduction and Note 20, Subsequent Events, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Certain Ironwood employees are expected to transition to Cyclerion upon the planned separation into two, independent publicly traded companies.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of February 25, 2019:

Name	Age	Position
Peter M. Hecht, Ph.D.	55	Chief Executive Officer, Director
Gina Consylman, CPA	46	Senior Vice President, Chief Financial Officer, and Treasurer
Mark G. Currie, Ph.D.	64	Senior Vice President, Chief Scientific Officer and President of R&D
Halley E. Gilbert	49	Senior Vice President, Chief Legal Officer, and Secretary
William Huyett	63	Chief Operating Officer
Mark Mallon	56	Senior Executive Advisor
Thomas A. McCourt	61	Senior Vice President, Marketing and Sales and Chief Commercial Officer

Peter M. Hecht has served as our chief executive officer and a director since co-founding the company in 1998, during which he has built a highly respected leadership team and culture that worked together to discover, develop and commercialize LINZESS®, a novel first-in-mechanism therapeutic that quickly became the branded prescription market leader in its class and has been taken by millions of patients for irritable bowel syndrome with constipation and chronic idiopathic constipation. Additionally, the team has pioneered new areas of science, produced a development portfolio with multiple innovative drug candidates, and established a valuable network of global partnerships. Through a combination of private and public equity, structured debt, and partnerships, Dr. Hecht and his team raised over one billion dollars to fund these efforts.  Prior to founding Ironwood, Dr. Hecht was a research fellow at Whitehead Institute for Biomedical Research. Dr. Hecht serves on the advisory board of Ariadne Labs. He earned a B.S. in mathematics and an M.S. in biology from Stanford University, and holds a Ph.D. in molecular biology from the University of California at Berkeley. Dr. Hecht's experiences as one of our founders and his tenure as our chief executive officer make him a valuable member of our board of directors.

Gina Consylman has served as our senior vice president, chief financial officer since November 2017. Ms. Consylman previously served as our interim Chief Financial Officer from September 2017 to November 2017, and as our Vice President of Finance and Chief Accounting Officer from August 2015 to November 2017. She also previously served as our Vice President, Corporate Controller and Chief Accounting Officer from June 2014 to July 2015. Ms. Consylman currently serves on the Board of Directors of Verastem Oncology. Prior to joining Ironwood, Ms. Consylman served as Vice President, Corporate Controller and Principal Accounting Officer of Analogic Corporation (which was acquired by funds affiliated with Altaris Capital Partners, LLC), a publicly held healthcare and security technology solutions company, from February 2012 to June 2014, where she oversaw Analogic’s global accounting team. Prior to joining Analogic, Ms. Consylman served in various corporate accounting roles at Biogen Inc., a publicly held global biotechnology company, from November 2009 to February 2012, culminating in her service as Senior Director, Corporate Accounting where she was responsible for the accounting teams for the corporate and U.S. commercial business units. Ms. Consylman has also served in various other finance and accounting roles, including Corporate Controller at Varian Semiconductor Equipment Associates, Inc. (subsequently acquired by Applied Materials, Inc.). Ms. Consylman, a Certified Public Accountant, began her career in public accounting at Ernst & Young LLP. She holds a B.S. in accounting from Johnson & Wales University and a M.S. in taxation from Bentley University.

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

Halley E. Gilbert joined Ironwood in 2008 as the founding member of our legal department, and also established our company’s compliance function as Ironwood grew from a privately-held, research-based organization to a publicly-traded, fully-integrated commercial biotechnology company. Ms. Gilbert has over twenty years of experience navigating biopharmaceutical companies through transformational change, as well as expertise in corporate transactions, corporate governance, employment law and legal and operational issues relevant to launching new medicines into specialty and primary care markets. Prior to joining Ironwood, Ms. Gilbert was Vice President, Deputy General Counsel at Cubist Pharmaceuticals, Inc. from 2002 to 2008, where she supported the launch of Cubist’s first acute care antibiotic, and she served as Corporate Counsel at Genzyme Corp. from 1999 to 2001. Ms. Gilbert began her career at Skadden, Arps, Slate, Meagher & Flom LLP, where she specialized in mergers and acquisitions and securities law. She serves on the board of directors of Achaogen, Inc., a clinical-stage biopharmaceutical company focused on the development of novel antibacterials, and holds a J.D. from Northwestern University School of Law and a B.A. from Tufts University.

William Huyett serves as our chief operating officer. Prior to joining Ironwood in December 2017, Mr. Huyett spent 30 years with McKinsey and Company, Inc., in its Washington D.C., Zurich, and Boston offices. During his tenure at McKinsey, Mr. Huyett served clients in the life sciences, industrial and other technology-intensive sectors. He has been a Senior Partner Emeritus at McKinsey since December 2015, and was previously a Senior Partner from July 1998 to December 2015. As a Senior Partner, Mr. Huyett was a leader in the firm’s pharmaceutical and medical products and its strategy and corporate finance practices. He also served on McKinsey’s Shareholder’s Council (its board of directors), serving as chair of its Finance Committee. Prior to joining McKinsey, Mr. Huyett held a variety of line management positions in the automation industry with Allen-Bradley (now Rockwell Automation, Inc.). Mr. Huyett is the non-executive chair of the board of directors of the London Stock Exchange-listed Georgia Healthcare Group PLC and an independent director of the London Stock Exchange-listed Georgia Capital. He serves on several not-for-profit boards, including The Rockefeller University and the Marine Biological Laboratory in Woods Hole, Massachusetts. He earned his B.S. in electronics engineering and his M.B.A. from the University of Virginia.

Mark Mallon serves as executive senior advisor to Ironwood.  Prior to joining Ironwood in January 2019, Mr. Mallon was a member of the senior executive team of AstraZeneca PLC and led its strategic functions, Global Product and Portfolio Strategy, Global Medical Affairs, and Corporate Affairs. Mr. Mallon held a number of senior sales and marketing roles at AstraZeneca, which he joined in 1994, including Executive Vice President, International from January 2013 to April 2017 and Executive Vice President, Global Product and Portfolio Strategy from August 2016 to December 2018.  Mr. Mallon started his career in the biopharmaceutical industry in management consulting.  He earned his B.S. in chemical engineering from the University of Pennsylvania and his M.B.A. in marketing and finance from the Wharton School of Business.

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

Item 1A.  Risk Factors

In addition to the other information in this Annual Report on Form 10-K, any of the factors described below could significantly and negatively affect our business, financial condition, results of operations or prospects. The trading price of our common stock may decline due to these risks.

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

Further, as we and our partners conduct clinical trials, including in new or existing territories, indications, populations or formulations, as well as explore potential combination products, the number of patients treated with our products within and outside of such products’ currently approved indications and patient populations has grown and continues to do so.

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

In June 2016, we entered into a license agreement for exclusive rights to commercialize products containing lesinurad in the U.S., which license agreement we refer to as the Lesinurad License Agreement, and in August 2018, delivered to AstraZeneca a notice of termination of the Lesinurad License Agreement, which termination was made with respect to all products under the lesinurad license agreement.  The most commonly reported adverse reactions in the clinical trials for lesinurad (in combination with a xanthine oxidase inhibitor, or XOI) for the treatment of hyperuricemia associated with uncontrolled gout were headache, influenza, increased blood creatinine and gastroesophageal reflux disease. ZURAMPIC and DUZALLO were launched in October 2016 and October 2017, respectively.  As a result, such products have been used in wider populations and in less rigorously controlled environments than in the clinical studies supporting their approval.  Additionally, because such products are approved for use in combination with an XOI for the treatment of hyperuricemia associated with uncontrolled gout, and DUZALLO is a fixed-dose combination treatment of lesinurad and allopurinol (an XOI), our patients may experience side effects and adverse reactions associated with the use of XOIs.  Notwithstanding ZURAMPIC’s U.S. Food and Drug Administration, or FDA, -approved label, if ZURAMPIC is taken without an XOI, patients may experience new or increased risk of adverse reactions, including the heightened risk of acute renal failure.

In addition, LINZESS, ZURAMPIC and DUZALLO each contain a boxed warning about their use.  The FDA-approved label for LINZESS contains a boxed warning about its use in pediatric patients. LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, which is discussed below.

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

We rely entirely on contract manufacturers, our partners and other third parties to manufacture and distribute linaclotide. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties, or are otherwise unable to manufacture and distribute sufficient quantities to meet demand, our commercialization efforts may be materially harmed.

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture active pharmaceutical ingredient, or API, and final drug product.  We rely on our partners to store and distribute linaclotide to third party purchasers. We and certain of our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered territories. Each of Allergan and Astellas is responsible for linaclotide drug product and finished goods manufacturing (including bottling and packaging) for its respective territories, and distributing the finished goods to wholesalers. Under our collaboration with AstraZeneca, we are accountable for drug product and finished goods manufacturing for China, for drug product manufacturing for Hong Kong and Macau, with AstraZeneca accountable for finished goods manufacturing for Hong Kong and Macau.  Neither we nor AstraZeneca have experience manufacturing linaclotide on a commercial scale and we and AstraZeneca are working to achieve sufficient redundancy in this component of the linaclotide supply chain.

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

The transition of lesinurad to AstraZeneca has been and continues to be a significant undertaking that could require additional substantial financial and managerial resources, and we may not be successful.

We have encountered and may continue to encounter costs and delays related to transitioning lesinurad to AstraZeneca. We have never undertaken the process of transitioning a marketed product to a third party, and we may encounter challenges and costs that we do not currently anticipate. Our reputation with patients or physicians may be harmed as a result of transitioning lesinurad, and unforeseen complications with the FDA or other regulatory agencies could arise. In addition, we are still in discussions with AstraZeneca regarding the costs involved in the termination and transition process and have not reached an agreement. If we are unable to reach agreement with AstraZeneca, this could potentially lead to costly administrative procedures or litigation, distract management from other business activities, and could have an adverse impact on our financial condition. For additional information relating to our costs and expenses of exiting lesinurad, see Note 18, Workforce Reduction, to our condensed consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Our and our partner’s ability to commercialize our products successfully depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payers will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payers or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Allergan will be able to negotiate or continue to negotiate pricing terms with third-party payers at levels that are profitable to us, or at all. Certain third-party payers also require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future.  Our business would be materially adversely affected if we and our partners are not able to receive approval for reimbursement of our products from third-party payers on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if government healthcare programs, private health insurers, including managed care organizations, or other reimbursing bodies or payers limit or reduce the indications for or conditions under which our products may be reimbursed.

We expect to experience pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below, as well as the trend toward programs aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There have been several recent federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our and our partners’ ability to obtain or maintain reimbursement for our products at satisfactory levels, or at all, which could materially harm our business and financial results.

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

CONSTELLA was first launched in certain European countries for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013 and our partner Allergan is currently commercializing CONSTELLA in a number of European countries, including the United Kingdom, Italy and Spain.  LINZESS was first launched in Japan for the treatment of IBS-C in adults in the first quarter of 2017, and for the treatment of chronic constipation in adults in the third quarter of 2018, and our partner Astellas is currently commercializing LINZESS in Japan. The pricing and reimbursement strategy is a key component of our partners’ commercialization plans for CONSTELLA in Europe and LINZESS in Japan. Our revenues may suffer if our partners are unable to successfully and timely conclude reimbursement, price approval or funding processes and market CONSTELLA in key member states of the E.U. or LINZESS in Japan, or if coverage and reimbursement for either CONSTELLA or LINZESS is limited or reduced. If our partners are not able to obtain coverage, pricing or reimbursement on acceptable terms or at all, or if such terms change in any countries in its territory, our partners may not be able to, or may decide not to, sell either CONSTELLA or LINZESS in such countries.

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

In addition, adverse event reporting requires significant coordination with our partners and third parties.  We are the holder of the global safety database for linaclotide responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to linaclotide, and an AstraZeneca partner is the holder of the global safety database for lesinurad responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to lesinurad. If we or AstraZeneca’s partner fails to perform such activities and maintain each safety database or if such parties do not report adverse events related to our products, or fail to do so in a timely manner, we may not receive the information that we are required to report to the FDA regarding such products.  Furthermore, we or such parties may fail to adequately monitor, identify or investigate adverse events, or to report adverse events to the FDA or foreign regulatory authority accurately and within the prescribed timeframe. If we or such parties are unsuccessful in any of the foregoing due to poor process, execution, systems, oversight, communication, adjudication or otherwise, then we may suffer any number of consequences, including the imposition of additional restrictions on the use of our products, removal of our products from the market, criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval of future products.

Even though LINZESS is approved by the FDA, it faces post-approval development and regulatory requirements, which present additional challenges.

In August 2012, the FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC.  LINZESS is subject to ongoing FDA requirements, including those governing the testing, manufacturing, labeling, packaging, storage, advertising, promotion, sale, distribution, recordkeeping and submission of safety and other post-market information.

LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a boxed warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, are advancing clinical pediatric programs in IBS-C patients age seven to 17 and functional constipation patients age six to 17. Our ability to conduct clinical studies in younger pediatric patients will depend, in part, on the safety and efficacy data from our clinical programs in older pediatric patients. Our ability to ever expand the indication or label information for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical programs. We and Allergan have also committed to certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. We expect to complete these studies over the next two to four years.

In addition, as the holder of the approved NDA for each of ZURAMPIC and DUZALLO, we are obligated to monitor and report adverse events and any failure of such products to meet the specifications in the applicable NDA, to submit new or supplemental applications and to obtain FDA approval for certain changes to such products, including changes to product labeling and manufacturing processes. The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. In connection with the exit of the lesinurad license, we are in the process of ending the post-marketing clinical study.

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

In order to market any products outside of the countries where linaclotide is currently approved, we or our partners must comply with numerous and varying regulatory requirements of other jurisdictions regarding, among other things, safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S. and the other countries where linaclotide is approved. Potential risks include that the regulatory authorities:

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

Our products compete with certain prescription therapies and over-the-counter products for the treatment of the indications for which they are approved, or their associated symptoms, and in many cases with products that have attained significant levels of market acceptance. The availability of prescription competitors and over-the-counter products for such conditions could limit the demand, and the price we are able to charge, for our products unless we are able to achieve market acceptance among the medical community and patients and differentiate our products on the basis of their cost and/or actual or perceived benefits. For example, Takeda Pharmaceuticals Limited’s AMITIZA (lubiprostone) is approved by the FDA for sale in the U.S. for the treatment of IBS-C, CIC and opioid-induced constipation, Synergy Pharmaceuticals, Inc.’s, or Synergy, TRULANCE (plecanatide) is approved by the FDA for sale in the U.S. for the treatment of adults with IBS-C and CIC, and Shire plc’s MOTEGRITY (prucalopride) is approved by the FDA for sale in the U.S. for the treatment of CIC in adults.  Additionally, we believe other companies are developing products which could compete with our products, should they be approved by the FDA or foreign regulatory authorities. Currently, there are other compounds in late stage development and other potential competitors are in earlier stages of development for the treatment of the indications for which our products are approved. If our current or potential competitors are successful in completing drug development for their drug candidates and obtain approval from the FDA or foreign regulatory authorities, they could limit the demand for our products.

We will incur significant liability if it is determined that we are promoting any “off-label” uses of our products.

Physicians are permitted to prescribe drug products and medical devices for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Such “off-label” uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies are not permitted to promote drugs or medical devices for off-label uses. Accordingly, we do not permit promotion of any approved product that we develop, license, commercialize, promote, co-promote or otherwise partner for any indication, population or use not described in such product’s label. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have promoted off-label uses will be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.  Even if it is later determined that we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

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

•

federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•

the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals (and additional categories of health care practitioners beginning with reports submitted in 2022) to the federal government for re-disclosure to the public; and

•

state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018.  The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf.  The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from our clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States.  The compliance obligations imposed by the GDPR have required us to revise our operations.  In addition, the GDPR imposes substantial fines and other regulatory penalties for breaches of data protection requirements, and it confers a private right of action on data subjects and their representatives for breaches of data protection requirements.

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

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare.  For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, or the ACA, which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA.  Such efforts may lead to fewer Americans having more comprehensive health insurance compliant with the ACA, even in the absence of a legislative repeal. For example, tax reform legislation was enacted at the end of 2017 that includes provisions to eliminate the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019.  The ACA has also been subject to judicial challenge.  In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the ACA unconstitutional in its entirety. Pending appeals, which could take some time, the ACA is still operational in all respects.  Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success.  More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2027. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

The Food and Drug Administration Amendments Act of 2007 also provides the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatrics and we are in the process of ending the post-marketing clinical study for lesinurad, each of which is discussed above. The FDA’s exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of our products, and could result in potential restrictions on the sale and/or distribution of our products, even in such products’ approved indications and patient populations.

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

The planned separation of our business into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time, effort and expense, which could harm our business, results of operations and financial condition.

In May 2018, we announced the intent to separate our soluble guanylate cyclase, or sGC, business from our commercial and GI business, resulting in two independent, publicly traded companies, Ironwood and Cyclerion Therapeutics, Inc., or Cyclerion. Following the separation, Ironwood is expected to focus on accelerating growth of LINZESS, and advance development programs targeting treatments in GI diseases and abdominal pain. Cyclerion is expected to focus on the sGC pipeline development programs for the treatment of serious and orphan diseases.

The separation is expected to be completed in the first half of 2019, subject to the satisfaction of certain conditions.  Adverse market conditions, tax considerations or delays or difficulties effecting the planned separation could delay or prevent, or adversely impact the anticipated benefits from, the planned separation.  Consummation of the separation also will require final approval from our board of directors. We may not complete the separation on the terms or on the timeline that we announced, or may, for any or no reason and at any time until the planned separation is complete, abandon the separation or modify or change its terms. Any of the foregoing may result in our not achieving the operational, financial, strategic and other benefits we anticipate, and in each case, our business, results of operations and financial condition could be adversely affected.

We have incurred and will continue to incur significant expenses in connection with the planned separation, and such costs and expenses may be greater than we anticipate.  In addition, completion of the separation will require a significant amount of management time and effort which may disrupt our business or otherwise divert management’s attention from other aspects of our business, including strategic initiatives, discovery, development and commercialization efforts and relationships with our partners and other third parties. Any of the foregoing could adversely affect our business, results of operations and financial condition.

The planned separation may not achieve some or all of the anticipated benefits.

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

We are highly dependent on the drug discovery, development, regulatory, commercial, financial and other expertise of our management, particularly Peter M. Hecht, Ph.D., our chief executive officer; Mark Mallon, currently our executive senior advisor and expected to become our chief executive officer upon the completion of the planned separation; Gina Consylman, our senior vice president, chief financial officer, and treasurer; Mark G. Currie, Ph.D., our senior vice president, chief scientific officer and president of research and development; Halley E. Gilbert, our senior vice president, chief legal officer, and secretary; William Huyett, our chief operating officer; and Thomas A. McCourt, our senior vice president, marketing and sales and chief commercial officer. We currently anticipate that Dr. Hecht, Dr. Currie and Mr. Huyett will leave their positions at Ironwood to join the management team of Cyclerion upon completion of the separation, along with other key employees in critical functions across our organization.  These and other transitions in our senior management team and other key employees, including other changes that occur in connection with the planned separation of Ironwood and Cyclerion, may result in operational disruptions, and our business may be harmed as a result. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. We could have difficulty attracting experienced talent to our company and each of Ironwood and Cyclerion during and following the planned separation and we may be required to expend significant financial resources in our recruitment efforts, which may or may not be successful.

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

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) expiring in 2026. Additional U.S. patents and pending applications related to LINZESS include multiple patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation, the latest of which expire in the early 2030s, as well as other patents and pending patent applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the U.S. Patent and Trademark Office, or the USPTO, in the future. We believe in the strength of our linaclotide patent portfolio and that it gives us sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results.  In March 2013, an opposition to one of our granted patents covering linaclotide was filed in Europe. In April 2015, the patent was upheld in its entirety by the European Patent Office, affirming the strength of our intellectual property and our belief that the opposition was without merit. The associated appeal was withdrawn by the opponent in January 2019.

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

We may be exposed to, or threatened with, litigation by third parties alleging that linaclotide or our product candidates infringe their intellectual property rights. If linaclotide or one of our product candidates is found to infringe the intellectual property rights of a third party, we or our partners could be enjoined by a court and required to pay damages and could be unable to develop or commercialize linaclotide or the applicable product candidate unless we obtain a license to the intellectual property rights. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the counter-party could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, pending a trial on the merits, which may not occur for several years.

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

We have received notices of Paragraph IV certifications related to linaclotide in conjunction with ANDAs filed by generic drug manufacturers, and we may receive additional notices from others in the future.  We have, and may continue to, become involved in legal proceedings to protect or enforce intellectual property rights relating to our products and our product candidates, which could be expensive and time consuming, and unfavorable outcomes in such proceedings could have a material adverse effect on our business.

Competitors may infringe the patents relating to our products and our product candidates or may assert that such patents are invalid. To counter ongoing or potential infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Litigation with generic manufacturers has become increasingly common in the biotechnology and pharmaceutical industries. In addition, in an infringement or invalidity proceeding, a court or patent administrative body may determine that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Generic drug manufacturers were first able to file ANDAs for generic versions of LINZESS in August 2016, but we may not become aware of these filings for several months after any such submission due to procedures specified under applicable FDA regulations. When filing an ANDA for one of our products, a generic drug manufacturer may choose to challenge one or more of the patents that cover such product. As such, we have brought, and may bring in the future, legal proceedings against generic drug manufacturers.

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

After evaluation, we have in the past filed, and may, in the future, file, patent infringement lawsuits or take other action against companies making ANDA filings.  If a patent infringement suit has been filed within 45 days of receipt of a notice letter, the FDA is not permitted to approve any ANDA that is the subject of such lawsuit for 30 months from the date of the NDA holder’s and patent owner’s receipt of the ANDA filer’s notice letter, or until a court decides that the relevant patents are invalid, unenforceable and/or not infringed. In the case of suits filed before expiration of the new chemical entity, or NCE, exclusivity period for a particular drug, the 30-month stay would be calculated from the end of the applicable NCE exclusivity period.  In addition to shortening the 30-month stay based on a decision that the relevant patents are invalid, unenforceable and/or not infringed, a court can also shorten or lengthen the 30-month stay under certain limited circumstances.  The NCE exclusivity period for LINZESS expired on August 30, 2017, and the 30-month stay for each ANDA that is the subject of the current patent infringement lawsuits filed by us before such expiration date ends on February 29, 2020 (absent any of the foregoing adjustments).  We have filed patent infringement lawsuits against the companies making such ANDA filings, and we have entered into settlement agreements with three such companies.  For additional information relating to such lawsuits and settlements, see Item 3, Legal Proceedings, elsewhere in this Annual Report on Form 10-K.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing our products, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, our January 2013 issuance of our 11% PhaRMA Notes due 2024, or the PhaRMA Notes, related to the sales of LINZESS in the U.S. (which were redeemed, in full, in connection with the funding and issuance in January 2017 of our 8.375% Notes due 2026, or the 2026 Notes) and our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and we have incurred losses in each year since our inception in 1998. We currently derive a significant portion of our revenue from our LINZESS collaboration with Allergan for the U.S.  We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. We incurred net losses of approximately $282.4 million, approximately $116.9 million and approximately $81.7 million in the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $1.6 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide  and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, this will have an adverse effect on our stockholders’ equity and working capital.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our product development programs or commercialization efforts.

In January 2017, in connection with the redemption of our PhaRMA Notes, we issued $150.0 million aggregate principal amount of our 2026 Notes bearing an annual interest rate of 8.375%.  In June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes and we have previously raised additional funds through other capital raising activities, including the sale of shares of our common stock in public offerings and the issuance of our PhaRMA Notes in January 2013 (which were redeemed, in full, in connection with the issuance of our 2026 Notes). However, marketing and selling primary care drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

•

whether the holders of our 2022 Notes hold the notes to maturity without conversion into our common stock and whether we are required to repurchase our 2022 Notes prior to maturity upon a fundamental change, as defined in the indenture governing the 2022 Notes;

•

whether we seek to redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise; and

•	any delays or difficulties effecting the planned separation.

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

As of December 31, 2018, we had total indebtedness of approximately $485.7 million and available cash and cash equivalents of approximately $173.2 million. We chose to issue our 2026 Notes (in connection with the redemption, in full, of our PhaRMA Notes) and our 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

Convertible note hedge and warrant transactions entered into in connection with our 2022 Notes may affect the value of our common stock.

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

In connection with these transactions, the financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2022 Notes by purchasing and selling shares of our common stock or other instruments they may wish to use in connection with such hedging. Any of these activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock noteholders will receive upon conversion of the 2022 Notes. In addition, under certain circumstances the counterparties have the right to terminate the Convertible Note Hedges and settle the Note Hedge Warrants at fair value (as defined in the applicable confirmations), which may result in us not receiving all or any portion of the anticipated benefit of the Convertible Note Hedges. If the price of our common stock increases such that the hedge transactions settle in our favor, we could also be exposed to credit risk related to the counterparties to the Convertible Note Hedges, which would limit or eliminate the benefit of such transactions to us.

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

If our operating results fall below the expectations of investors or securities analysts for any of the foregoing reasons or otherwise, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

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

Risks Relating to Securities Markets and Investment in Our Stock

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could negatively impact the market price of our common stock.

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

•	A super-majority (80%) of the outstanding shares of common stock are required to amend our bylaws, which make it more difficult to change the provisions described above.

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

If we identify a material weakness in our internal control over financial reporting, it could have an adverse effect on our business and financial results and our ability to meet our reporting obligations could be negatively affected, each of which could negatively affect the trading price of our common stock.

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

Further, we are dependent on our partners for information related to our results of operations. Our net profit or net loss generated from the sales of LINZESS in the U.S. is partially determined based on amounts provided by Allergan and involves the use of estimates and judgments, which could be modified in the future. We are highly dependent on our linaclotide partners for timely and accurate information regarding any revenues realized from sales of linaclotide in their respective territories, and in the case of Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau, the costs incurred in developing and commercializing it in order to accurately report our results of operations. Our results of operations are also dependent on the timeliness and accuracy of information from any other licensing, collaboration or other partners we may have, as well as our and our partners’ use of estimates and judgments. If we do not receive timely and accurate information or if estimated activity levels associated with the relevant collaboration or partnership at a given point in time are incorrect, whether the result of a material weakness or not, we could be required to record adjustments in future periods. Such adjustments, if significant, could have an adverse effect on our financial results, which could lead to a decline in our common stock price.

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

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock may be highly volatile due to many factors, including:

•	the commercial performance of our products in the countries in which they are approved, as well as the costs associated with such activities;

•	any third-party coverage and reimbursement policies for our products;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments, litigation or public concern about the safety of our products or our potential products;

•	announcements of the introduction of new products by us or our competitors;

•	announcements concerning product development results, including clinical trial results, or intellectual property rights of us or others;

•	actual and anticipated fluctuations in our quarterly and annual operating results;

•	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

•	sales of additional shares of our common stock or sales of securities convertible into common stock or the perception that these sales might occur;

•	additions or departures of key personnel;

•	developments concerning current or future collaboration, partnership, licensing or other strategic arrangements, or with respect to the planned separation; and

•	discussion of us or our stock price in the financial or scientific press or in online investor communities.

The realization of any of the risks described in these “Risk Factors” could have a dramatic and material adverse impact on the market price of our common stock. In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility. Any such litigation brought against us could result in substantial costs and a diversion of management attention, which could hurt our business, operating results and financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters and operations are located in Cambridge, Massachusetts, where, as of December 31, 2018, we occupied approximately 223,000 square feet of office and laboratory space under our lease expiring in January 2025. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

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

Mylan responded to our lawsuit in December 2016, asserting defenses of, among other things, lack of subject matter and personal jurisdiction and improper venue.  In January 2017, each of Teva and Sandoz filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of the Challenged Patents.  On July 13, 2017, Mylan filed a motion to dismiss for improper venue.  In November 2017, Teva filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 9,708,371.  In December 2017, Mylan filed an answer to the lawsuit that we and Allergan filed in November 2017. In February 2018, Sandoz filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 9,708,371.  In February 2018 and March 2018, we and Allergan filed lawsuits against Teva and Mylan, respectively, each in Delaware District Court asserting that the 72mcg Challenged Patents are valid and infringed by Teva and Mylan. In August 2018, we and Allergan filed an amended complaint against Mylan asserting that U.S. Patent No. 8,802,628 is valid and infringed by Mylan’s manufacture, use, sale or offer for sale of the Potential 72 mcg Generic Product. These lawsuits were consolidated with the lawsuit filed in November 2016.

In May 2018 and August 2018, we, Allergan, Teva and Sandoz stipulated to dismiss without prejudice all claims, counterclaims and defenses with respect to U.S. Patent Nos. 9,708,371 and 8,933,030, respectively.  In August 2018, we, Allergan and Mylan stipulated to dismiss without prejudice all claims, counterclaims and defenses with respect to U.S. Patent Nos. 8,933,030 and 9,708,371.

In December 2018, we, Allergan and Mylan stipulated to transfer Mylan’s case to the Northern District of West Virginia. Subsequently, we and Allergan entered into a settlement agreement with Mylan, which is believed to be a first applicant with respect to certain dosage strengths (145 mcg and 290 mcg). Pursuant to the terms of the settlement, we and Allergan will grant Mylan a license to market a generic version of LINZESS 145 mcg and 290 mcg in the United States beginning on February 5, 2030, and a generic version of LINZESS 72 mcg in the United States beginning on August 5, 2030 (both subject to FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur. As a result of the settlement, all Hatch-Waxman litigation between us, Allergan and Mylan regarding LINZESS patents, including Mylan’s motion to dismiss for improper venue, has been dismissed.

We and Allergan previously entered into settlement agreements with Sun Pharma Global FZE and Aurobindo Pharma Ltd. and an affiliate of Aurobindo.

Trial is scheduled in June 2019 for the action involving Teva and Sandoz.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A common stock are traded on the Nasdaq Global Select Market under the symbol “IRWD.” Our shares have been publicly traded since February 3, 2010. The following table furnishes the high and low sales prices for our Class A common stock as reported by The Nasdaq Global Select Market for each quarter in the years ended December 31, 2018 and 2017:

	Class A Common Stock
	2018		2017
	High	Low	High	Low
First Quarter	$16.64	$12.89	$18.53	$13.43
Second Quarter	$19.46	$13.83	$19.94	$14.93
Third Quarter	$21.20	$16.65	$19.79	$14.16
Fourth Quarter	$19.36	$9.07	$17.67	$14.14

As of February 12, 2019, there were 92 stockholders of record of our Class A common stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of Class A common stock are entitled to share equally in any dividends that our board of directors may determine to issue from time to time. In the event a dividend is paid in the form of shares of common stock or rights to acquire shares of common stock, the holders of Class A common stock will receive Class A common stock, or rights to acquire Class A common stock, as the case may be.

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

The following graph compares the performance of our Class A common stock to the Nasdaq Benchmark TR Index (U.S.) and to the Nasdaq Pharmaceutical Benchmark TR Index (U.S.) from December 31, 2013 through December 31, 2018. The comparison assumes $100 was invested after the market closed on December 31, 2013 in our Class A common stock and in each of the presented indices, and it assumes reinvestment of dividends, if any.

COMPARISON OF QUARTERLY CUMULATIVE TOTAL RETURN

Among The Nasdaq Benchmark TR Index (U.S.),

the Nasdaq Pharmaceutical Benchmark TR Index (U.S.)

and Ironwood Pharmaceuticals, Inc.

Item 6.    Selected Financial Data

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10‑K. We have derived the consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included elsewhere in this Annual Report on Form 10‑K. We have derived the consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014 from our audited financial statements not included in this Annual Report on Form 10‑K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Collaborative arrangements revenue(1)	$272,839	$265,533	$263,923	$149,040	$68,915
Product revenue, net	3,445	3,061	109	—	—
Sale of active pharmaceutical ingredient	70,355	29,682	9,925	515	7,521
Total Revenues	346,639	298,276	273,957	149,555	76,436
Cost and expenses:
Cost of revenues(2)	32,751	19,097	1,868	12	5,291
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments(3)	247	309	374	17,638	20,292
Research and development(4)	166,503	148,228	139,492	108,746	101,890
Selling, general and administrative(4)	241,291	233,123	173,281	125,247	118,333
Amortization of acquired intangible asset(5)	8,111	6,214	981	—	—
(Gain) loss on fair value remeasurement of contingent consideration(6)	(31,045)	(31,310)	9,831	—	—
Restructuring expenses(7)	15,879	—	—	—	—
Impairment of intangible assets(8)	151,794	—	—	—	—
Total cost and expenses	585,531	375,661	325,827	251,643	245,806
Loss from operations	(238,892)	(77,385)	(51,870)	(102,088)	(169,370)
Other (expense) income:
Interest expense	(37,724)	(36,370)	(39,153)	(31,096)	(21,166)
Interest and investment income	2,991	2,111	1,169	443	257
(Loss) gain on derivatives(9)	(8,743)	(3,284)	8,146	(9,928)	—
Loss on extinguishment of debt (10)	—	(2,009)	—	—	—
Other income	—	—	—	—	661
Other expense, net	(43,476)	(39,552)	(29,838)	(40,581)	(20,248)
Net loss	$(282,368)	$(116,937)	$(81,708)	$(142,669)	$(189,618)
Net loss per share—basic and diluted	$(1.85)	$(0.78)	$(0.56)	$(1.00)	$(1.39)
Weighted average number of common shares used in net loss per share—basic and diluted:	152,634	148,993	144,928	142,155	136,811

(1)

Collaborative arrangements revenue for the year ended December 31, 2018 included approximately $264.2 million related to our share of sales of LINZESS in the U.S., which includes a $29.9 million adjustment related to a change in estimate of gross-to-net sales reserves and allowances, primarily associated with governmental and contractual rebates.

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

(2)	Cost of revenues for the year ended December 31, 2018 included approximately $31.6 million related to sales of API.

Cost of revenues for the year ended December 31, 2017 included approximately $2.6 million related to ZURAMPIC and DUZALLO product sales.

(3)	During the year ended December 31, 2018, we wrote down approximately $0.2 million of ZURAMPIC commercial supply as a result of revised demand forecasts due to the exit of the Lesinurad License.

During the years ended December 31, 2017 and 2016, we wrote down approximately $0.3 million and approximately $0.4 million, respectively, of prepaid ZURAMPIC commercial supply primarily as a result of revised demand forecasts.

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

(5)

Amortization of acquired intangible asset is based on the economic consumption of intangible assets. Our amortization was related to the ZURAMPIC and DUZALLO intangible assets, which were amortized on a straight-line basis over the estimated useful life. The increase in amortization expense in 2018 was driven by the developed technology – DUZALLO intangible asset. We began commercializing DUZALLO in September 2017.

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

During the year ended December 31, 2018, we decreased our projected revenue assumptions associated with the sales of ZURAMPIC and DUZALLO due to the notice of termination of the Lesinurad License. As a result, a gain on fair value remeasurement of contingent consideration of approximately $31.0 million was recorded during the year ended December 31, 2018.

During the year ended December 31, 2017, we decreased our ZURAMPIC and DUZALLO revenue projections. Accordingly, the expected estimated future royalty and milestone payments to AstraZeneca decreased, resulting in an approximately $31.3 million decrease to the contingent consideration liability.

(7)

During the year ended December 31, 2018, we incurred approximately $15.9 million in restructuring expenses primarily due to costs associated with the workforce reductions as a result of our evaluation of the optimal mix of investments for the lesinurad franchise, our subsequent decision to terminate the Lesinurad License and the associated contract termination costs, as well as our intention to separate into two independent publicly traded companies.

(8)

During the year ended December 31, 2018, we recorded a charge of approximately $151.8 million due to the impairment of the ZURAMPIC and DUZALLO intangible assets as a result of the revised net cash flow assumptions and the exit of the Lesinurad License.

(9)

Gain (loss) on derivatives consists of the change in fair value of our Convertible Note Hedges and Note Hedge Warrants, which are recorded as derivative assets and liabilities. The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in our consolidated statements of operations. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 7, Fair Value of Financial Instruments, and Note 11, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

(10)	Loss on extinguishment of debt was due to the write-off of remaining unamortized debt issuance costs on the 11% PhaRMA Notes due 2024, or the PhaRMA Notes, as part of the redemption in January 2017.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$173,172	$221,416	$305,216	$439,394	$248,334
Working capital (excluding deferred revenue)	146,911	245,569	289,050	430,931	234,957
Total assets	332,050	605,674	709,821	619,121	329,322
Deferred revenue, including current portion	—	—	—	8,989	16,180
Debt financing and convertible notes, including current portion (1)	413,692	396,091	366,492	378,548	169,405
Capital lease obligations, including current portion	231	4,077	6,309	2,937	3,723
Total liabilities	528,421	595,826	643,105	523,996	240,770
Total stockholders’ (deficit) equity	(196,371)	9,848	66,716	95,125	88,552

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

Overview

We are a gastrointestinal, or GI, focused healthcare company leveraging our proven development and commercial capabilities as we seek to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, capitalizing on our expertise in GI diseases.

Our commercial product, linaclotide, is available to adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC, in certain countries around the world. Linaclotide is available under the trademarked name LINZESS® to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., and Mexico, and to adult men and women suffering from IBS-C in Japan. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We and our partner Allergan plc (together with its affiliates), or Allergan, began commercializing LINZESS in the U.S. in December 2012. Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Allergan has an exclusive license from us to develop and commercialize linaclotide in the Allergan License Territory, which is comprised of all countries other than China, Hong Kong, Macau, Japan, and the countries and territories of North America.  On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan pays us royalties as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.

Astellas Pharma Inc., or Astellas, our partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adult patients with chronic constipation in Japan. In October 2012, we entered into a collaboration agreement with AstraZeneca AB (together with its affiliates), or AstraZeneca, to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In January 2019, the National Medical Products Administration approved the marketing application for LINZESS for adults with IBS-C in China.

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

We and Allergan are also seeking to expand the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation through the advancement of MD-7246 (linaclotide delayed release) in IBS with diarrhea (“IBS-D”).

We are also advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of persistent gastroesophageal reflux disease, or persistent GERD. In June 2018, we initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with persistent GERD.

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

In August 2015, we and Allergan entered into an agreement for the co-promotion of VIBERZI® (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from IBS-D, which expired in December 2017. In January 2017, we and Allergan entered into a commercial agreement under which the adjustments to our or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America are eliminated, in full, in 2018 and all subsequent years. In addition, Allergan appointed us, on a non-exclusive basis, to promote CANASA® (mesalamine), approved for the treatment of ulcerative proctitis, and DELZICOL® (mesalamine), approved for the treatment of ulcerative colitis, in the U.S. for approximately two years. In December 2017, this agreement was amended to include the promotion of VIBERZI through December 31, 2018 and to discontinue the promotion of DELZICOL effective January 1, 2018. In December 2018, we and Allergan entered into an agreement to discontinue our promotion of CANASA effective December 31, 2018, and to extend our promotion of VIBERZI through March 31, 2019.These agreements are more fully described in Note 5, Collaboration, License, Co-Promotion and Other Commercial Agreements, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide and the commercialization of lesinurad, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of December 31, 2018, we had an accumulated deficit of approximately $1.6 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

In May 2018, we announced the intent to separate into two publicly traded companies, Ironwood and Cyclerion Therapeutics, Inc., or Cyclerion. Cyclerion is expected to be a clinical-stage biopharmaceutical company harnessing the power of soluble guanylate cyclase, or sGC, pharmacology to discover, develop and commercialize breakthrough treatments for serious and orphan diseases. Upon separation, Cyclerion plans to focus on enabling the full therapeutic potential of next-generation sGC stimulators. sGC stimulators are small molecules that act synergistically with nitric oxide on sGC to boost production of cyclic guanosine monophosphate, or cGMP. cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions throughout the body including blood flow and vascular dynamics, inflammatory and fibrotic processes, metabolism and neuronal function. Cyclerion believes that the key to unlocking the full therapeutic potential of the nitric oxide-cGMP pathway is to design differentiated next-generation sGC stimulators that preferentially modulate pathway signaling in tissues of greatest relevance to the diseases they are developed to treat. This targeted approach is intended to maximize the potential benefits of nitric oxide-cGMP pathway stimulation in disease-relevant tissues.

Cyclerion’s portfolio is anticipated to be comprised of several sGC stimulators. Olinciguat is a vascular sGC stimulator in Phase II development for the potential treatment of sickle cell disease. In June 2018, the FDA granted Orphan Drug Designation to olinciguat for the treatment of patients with sickle cell disease. Praliciguat is a systemic sGC stimulator in Phase II development for the potential treatment of heart failure with preserved ejection fraction, or HFpEF. In September 2018, the FDA granted Fast Track Designation for praliciguat for the treatment of patients with HFpEF. Cyclerion is expected to advance additional sGC stimulator development programs in pre-clinical and discovery phases.

In February 2019, following further analysis of our strategy and core business needs, and in an effort to further strengthen the operational efficiency of our organization, we commenced a reduction in our workforce by 35 employees, primarily based in the home office. Refer to Note 20, Subsequent Events, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Key Performance Indicators

(dollars in thousands, per share amounts in dollars)

The following charts summarize key metrics of revenue, earnings (losses), and operating cash use:

These metrics are more fully described in the Results of Operations and Liquidity and Capital Resources sections below.

Financial Overview

Revenues.  Our revenues are generated primarily through our collaborative arrangements and license agreements related to research and development and commercialization of linaclotide, as well as co-promotion arrangements in the U.S. and product revenue related to the commercial sale of ZURAMPIC and DUZALLO in the U.S. Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. The adoption of ASC 606 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, we recognize revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which we expect to receive in exchange for the good or service. The reported results for the year ended December 31, 2018 reflect the application of ASC 606 guidance, while the reported results for the years ended December 31, 2017 and 2016 were prepared in accordance with ASC 605, Revenue Recognition, or ASC 605. Upon adoption of ASC 606, we concluded that no cumulative adjustment to the accumulated deficit as of January 1, 2018 was necessary. The adoption of ASC 606 had no impact on our consolidated statement of operations, consolidated balance sheets, or consolidated statement of cash flows.

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

Write‑down of Inventory to Net Realizable Value and Loss on Non‑cancelable Inventory and Commercial Supply Purchase Commitments. During the year ended December 31, 2018, we wrote down approximately $0.3 million primarily related to lesinurad inventory and commercial supply purchase commitments as a result of revised demand forecasts and the notice of termination of the Lesinurad License. During the year ended December 31, 2018, we assigned to Allergan certain linaclotide excess non-cancelable purchase commitments that we had previously accrued for. Accordingly, we relieved the previous accrual of approximately $2.5 million.

During the year ended December 31, 2017, we wrote down approximately $0.3 million of lesinurad commercial supply purchase commitments as a result of revised demand forecasts. During the year ended December 31, 2016, we wrote down approximately $0.4 million in commercial supply purchase commitments.

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

The core of our research and development strategy is to leverage our development capabilities, as well as our pharmacologic expertise, to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, including IBS-C and CIC, abdominal pain associated with IBS and persistent GERD. In addition, prior to the planned separation of the companies, we are also advancing innovative product opportunities in diabetic nephropathy, HFpEF and serious and orphan diseases, such as sickle cell disease.

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

We and Allergan are also seeking to advance the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation through the advancement of MD-7246 in IBS-D. We and Allergan have established a plan with the FDA for clinical pediatric programs with linaclotide, as described below.

IW-3718.  We are advancing our persistent GERD program through the development of IW-3718, a gastric retentive formulation of a bile acid sequestrant. IW-3718 is designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with persistent GERD. In June 2018, we announced the initiation of two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with persistent GERD.

We have additional assets in early development that we continue to advance, and we are exploring strategic options for further development of these assets.

Discovery Research.  Our discovery efforts are primarily focused on identifying novel clinical candidates that draw on our proprietary and expanding expertise in GI disorders and GC pathways through December 31, 2018.

The following table sets forth our research and development expenses related to our product pipeline for the years ended December 31, 2018, 2017, and 2016. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share‑based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Linaclotide(1)	$33,749	$33,042	$40,130
Lesinurad(2)	5,184	17,764	18,413
Development candidates:
GI disorders (two compounds)(3)	38,968	16,876	27,795
Vascular and fibrotic disorders (two compounds)(3)	52,127	50,826	29,809
Central nervous system disorders (one compound)(3)	12,322	8,290	853
Total development candidates	103,417	75,992	58,457
Discovery research	24,153	21,430	22,492
Total research and development expenses	$166,503	$148,228	$139,492

(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.
(3)	Number of compounds includes clinical-stage development candidates for the year ended December 31, 2018.

Since 2004, the date we began tracking costs by program, we have incurred approximately $462.5 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost‑sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost‑sharing provisions.

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

In December 2015, the FDA approved ZURAMPIC for use in conjunction with an XOI for the treatment of hyperuricemia associated with uncontrolled gout.  In connection with the FDA approval, the FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. In connection with the exit of the Lesinurad License, we are in the process of ending the post-marketing clinical study. The FDA approved DUZALLO, the fixed-dose combination product containing lesinurad and allopurinol, in August 2017 for the treatment of hyperuricemia associated with gout in patients who have not achieved goal serum uric acid levels with a medically appropriate daily dose of allopurinol alone.

We are also advancing IW-3718 targeting persistent GERD.  Prior to the planned separation of the companies, we are also advancing praliciguat targeting diabetic nephropathy and HFpEF and olinciguat targeting sickle cell disease.

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

We expect to invest in our research and development programs for the foreseeable future. We will continue to invest in linaclotide, including the investigation of ways to enhance the clinical profile within its currently approved indications, and the exploration of its potential utility in other indications, populations and formulations. We will also invest in our other product candidates as we advance them through nonclinical studies and clinical trials, in addition to funding full-time equivalents for research and development activities under our external collaboration and license agreements.

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

Amortization of Acquired Intangible Assets.  Amortization expense was based on the economic consumption of intangible assets. Our amortization was related to the ZURAMPIC and DUZALLO intangible assets, which were amortized on a straight-line basis over the estimated useful life of the assets. We believe that the straight-line method of amortization represented the pattern in which the economic benefits of the intangible assets were consumed.

(Gain)/Loss on Fair Value Remeasurement of Contingent Consideration. Our contingent consideration obligation related to the Lesinurad Transaction consisted of the fair value of estimated future milestone and royalty payments. This liability was revalued at each reporting period. Changes in the fair value of our contingent consideration, other than changes due to payments, were recognized as a (gain)/loss on fair value remeasurement of contingent consideration in our consolidated statement of operations.  Adjustments were recorded when there were changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to our credit risk, which was based on the estimated cost of debt for market participants.

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

In September 2016, we closed a direct private placement, pursuant to which we issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on January 5, 2017, or the Funding Date. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the PhaRMA Notes on the Funding Date. This transaction is more fully described in Note 11, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

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

Finite-Lived Intangible Assets

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

The value of our finite-lived intangible assets was based on the future expected net cash flows related to ZURAMPIC and DUZALLO (the “Lesinurad Products”), which included significant assumptions around future net sales and the respective investment to support these products.

We evaluate our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. In connection with each impairment assessment in which indicators of impairment have been identified, we compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on our consolidated balance sheet. If an indicator of impairment exists, we compare the carrying value of the intangible asset or asset group to the undiscounted cash flows expected from that asset or asset group. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. To estimate the cash flows expected for the assets, we use market participant assumptions pursuant to Accounting Standards Codification (“ASC”) 820, Fair Value. For the lesinurad finite-lived intangible assets, we made significant assumptions as part of this assessment including but not limited to future net product sales, respective cost of product sales, and operating expenses. We believe that the following factors, among others, could trigger an impairment review: significant underperformance relative to historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; approval of competitive products; and significant negative industry or economic trends. If we determine that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. During the year ended December 31, 2018, we recorded an impairment charge of approximately $151.8 million related to its ZURAMPIC and DUZALLO intangible assets. For additional information relating to the impairment of these assets, see Note 4, Goodwill and Intangible Assets, to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments (“ASU 2014-09”) using the modified retrospective transition method. The adoption of ASU 2014-09 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of our products or services and will provide financial statement readers with enhanced disclosures. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. In accordance with ASC 606, we recognize revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which we expect to receive in exchange for the good or service.  The reported results for the year ended December 30, 2018 reflect the application of ASC 606 guidance, while the reported results for prior periods were prepared in accordance with ASC 605. Upon adoption of ASC 606, we concluded that no cumulative adjustment to the accumulative deficit as of January 1, 2018 was necessary. There were no remaining or ongoing deliverables or unrecognized consideration as of December

31, 2017 that required an adjustment to the accumulated deficit. The adoption of ASC 606 had no impact on our consolidated statement of operations, consolidated balance sheets, or consolidated statement of cash flows.

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

Net Profit or Net Loss Sharing

In accordance with ASC 808 Topic, Collaborative Arrangements (“ASC 808”), we considered the nature and contractual terms of the arrangement and the nature of our business operations to determine the classification of payments under our collaboration agreements. While ASC 808 provides guidance on classification, the standard is silent on matters of separation, initial measurement, and recognition.  Therefore, we, consistent with our accounting policies prior to the adoption of ASC 606, apply the separation, initial measurement, and recognition principles of ASC 606 to our collaboration agreements. We adopted ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”) during the three months ended December 31, 2018 and confirmed that, consistent with our initial conclusions, we will continue to analogize to ASC 606 for further guidance on areas such as separation, initial measurement, and recognition for our existing collaborative arrangements where applicable.

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

In accordance with ASC 606-10-55, Principal Agent Considerations, we record revenue transactions as net product revenue in our consolidated statements of operations if it is deemed the principal in the transaction, which includes being the primary obligor, retaining inventory risk, and control over pricing. Given that we are not the primary obligor and do not have the inventory risks in the collaboration agreement with Allergan for North America, we record our share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable. We and Allergan settle the cost sharing quarterly, such that our statement of operations reflects 50% of the pre-tax net profit or loss generated from sales of LINZESS in the U.S.

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

Product revenue is recorded net of the trade discounts, allowances, rebates, chargebacks, discounts, product returns, and other incentives. Certain of these adjustments are recorded as an accounts receivable reserve, while certain of these adjustments are recorded as accrued expenses.

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

Net Profit or Net Loss Sharing prior to January 1, 2018

In accordance with ASC 808, and ASC 605‑45, Principal Agent Considerations, we considered the nature and contractual terms of the arrangement and the nature of our business operations to determine the classification of the transactions under our collaboration agreements. We recorded revenue transactions gross in the consolidated statements of operations if it is deemed the principal in the transaction, which includes being the primary obligor and having the risks and rewards of ownership.

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

We record our share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable, as we are not the primary obligor and do not have the risks and rewards of ownership in the collaboration agreement with Allergan for North America. We and Allergan settle the cost sharing quarterly, such that our consolidated statements of operations reflect 50% of the pre‑tax net profit or loss generated from sales of LINZESS in the U.S.

Royalties on Product Sales prior to January 1, 2018

We received royalty revenues under certain of the Company’s license or collaboration agreements. We recorded these revenues as earned.

Product Revenue, Net prior to January 1, 2018

As noted above, net product revenue is derived from sales of the Lesinurad Products in the U.S.

We recognized net product revenue from sales of the Lesinurad Products in accordance with ASC 605, when persuasive evidence of an arrangement existed, delivery had occurred and title of the product and associated risk of loss had passed to the customer, the price was fixed or determinable, and collection from the customer was reasonably assured. ASC 605 required, among other criteria, that future returns could be reasonably estimated in order to recognize revenue.

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

During the three months ended December 31, 2017, we concluded we had sufficient volume of historical activity and visibility into the distribution channel, in order to reasonably make all estimates required under ASC 605 to recognize product revenue upon delivery to the Distributor. During the three months and year ended December 31, 2017, product revenue was recognized upon delivery of the Lesinurad Products to the Distributors.  We evaluated the creditworthiness of each of its Distributors to determine whether revenue could be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition was required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenue from the sales to Distributors and (ii) reasonably estimate our net product revenue. We calculated gross product revenue based on the wholesale acquisition cost that the Company charged its Distributors for ZURAMPIC and DUZALLO. We estimated its net product revenue by deducting from our gross product revenue (i) trade discounts and allowances, such as invoice discounts for prompt payment and distributor fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (iii) reserves for expected product returns and (iv) estimated costs of incentives offered to certain indirect customers including patients. These estimates could be adjusted based on actual results in the period such variances become known.

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

Contingent Consideration

In accordance with ASC 805, we recognize assets acquired and liabilities assumed in business combinations, including contingent liabilities and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. The consideration for our business acquisitions include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in our consolidated statements of operations. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to our credit risk, which is based on the estimated cost of debt for market participants. During the year ended December 31, 2018, we decreased certain of our net cash outflow projections associated with the exit of the Lesinurad License, which resulted in an approximately $31.0 million decrease to the contingent consideration liability. For further details related to contingent consideration, refer to Note 4, Goodwill and Intangible Assets and Note 6, Fair Value of Financial Instruments to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues:
Collaborative arrangements revenue	$272,839	$265,533	$263,923
Product revenue, net	3,445	3,061	109
Sale of active pharmaceutical ingredient	70,355	29,682	9,925
Total revenues	346,639	298,276	273,957
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	32,751	19,097	1,868
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	247	309	374
Research and development	166,503	148,228	139,492
Selling, general and administrative	241,291	233,123	173,281
Amortization of acquired intangible assets	8,111	6,214	981
(Gain) loss on fair value remeasurement of contingent consideration	(31,045)	(31,310)	9,831
Restructuring expenses	15,879	—	—
Impairment of intangible assets	151,794	—	—
Total cost and expenses	585,531	375,661	325,827
Loss from operations	(238,892)	(77,385)	(51,870)
Other (expense) income:
Interest expense	(37,724)	(36,370)	(39,153)
Interest and investment income	2,991	2,111	1,169
(Loss) gain on derivatives	(8,743)	(3,284)	8,146
Loss on extinguishment of debt	—	(2,009)	—
Other expense, net	(43,476)	(39,552)	(29,838)
Net loss	$(282,368)	$(116,937)	$(81,708)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$272,839	$265,533	$7,306	3%
Product revenue, net	3,445	3,061	384	13%
Sale of active pharmaceutical ingredient	70,355	29,682	40,673	137%
Total revenues	346,639	298,276	48,363	16%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $7.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related to an approximately $36.2 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand; an approximately $1.5 million increase in revenue related to VIBERZI co-promotion activities; an approximately $1.3 million increase due to the recognition of the VIBERZI sales-based milestone; and an approximately $1.0 million increase in revenue related to royalty payments received in relation to all partner activities. The increases were partially offset by an adjustment to our share of the net profits from the sale of LINZESS in the U.S. of approximately $29.9 million related to a change in estimate of gross-to-net sales reserves and allowances, primarily associated with governmental and contractual rebates; and approximately $2.5 million decrease attributable to the decrease in revenue under the Cologuard Co-Promotion Agreement with Exact Sciences due to the end of the royalty period.

Product revenue, net. The increase in net product revenue of approximately $0.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to net product sales of DUZALLO in the U.S. in 2018. We began commercializing DUZALLO in September 2017.

Sale of active pharmaceutical ingredient. The increase in sale of API of approximately $40.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to increased shipments of linaclotide API to Astellas for Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adults with chronic constipation in Japan.

Cost and Expenses

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	$32,751	$19,097	$13,654	71%
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	247	309	(62)	(20)%
Research and development	166,503	148,228	18,275	12%
Selling, general and administrative	241,291	233,123	8,168	4%
Amortization of acquired intangible assets	8,111	6,214	1,897	31%
Gain on fair value remeasurement of contingent consideration	(31,045)	(31,310)	265	(1)%
Restructuring expenses	15,879	—	15,879	100%
Impairment of intangible assets	151,794	—	151,794	100%
Total cost and expenses	$585,531	$375,661	$209,870	56%

Cost of Revenues, excluding amortization of acquired intangible assets.  The increase of approximately $13.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related to an increase of approximately $15.2 million due to an increase in linaclotide API sales to Astellas in Japan, offset by approximately $1.5 million of one-time period related costs incurred during the year ended December 31, 2017.

Write‑down of commercial supply and inventory to net realizable value and loss on non‑cancelable purchase commitments.  The insignificant decrease in write-down of lesinurad commercial supply and loss on non-cancelable purchase commitments for the year ended December 31, 2018 compared to the year ended December 31, 2017 was driven by write-downs of inventory, overhead, and purchase commitments of approximately $2.8 million primarily due to revisions to the lesinurad commercial supply demand forecasts as a result of exiting the lesinurad franchise and additional insignificant adjustments related to linaclotide inventory; offset by an approximately $2.5 million settlement related to linaclotide excess non-cancelable purchase commitment accruals that were assigned to Allergan during the year ended December 31, 2018.

Research and Development Expense.  The increase in research and development expense of approximately $18.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related to an increase of approximately $17.5 million in research costs related to our early-stage pipeline candidates; an increase of approximately $7.5 million in compensation, benefits and other employee-related expenses; and an increase of approximately $2.8 million in operating costs, including facilities. These increases were partially offset by a decrease of $9.5 million in costs related to lesinurad development and transition services agreement expenses with AstraZeneca, which ended in 2017.

Selling, General and Administrative Expense.    Selling, general and administrative expenses increased approximately $8.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily as a result of an approximately $8.5 million increase in legal and consulting costs associated with the Company’s intent to separate into two independent publicly traded companies; an approximately $5.9 million increase in costs associated with professional services such as temporary support and separation-related costs; an approximately $3.8 million increase in legal and consulting costs associated with the proxy statement; and an approximately $6.0 million increase in other legal costs. These increases were partially offset by a decrease of an approximately $5.4 million in transitional support service costs which ended in 2017 associated with the Lesinurad Transaction; an approximately $4.2 million decrease in costs associated with product samples; an approximately $2.5 million decrease in costs related to facilities and operating costs; an approximately $1.9 million decrease in cost as a result of gains recorded in association with the disposal of the salesforce fleet vehicles; an approximately $0.9 million decrease in costs related to sales and marketing programs; and an approximately $0.7 million decrease in compensation, benefits, and employee-related expenses.

Amortization of Acquired Intangible Assets.    The increase in amortization of acquired intangible assets expense of approximately $1.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the amortization of the DUZALLO intangible asset which began amortizing in August 2017 upon FDA approval. During the year ended December 31, 2018, the ZURAMPIC and DUZALLO intangible assets were written down and considered fully impaired.

Gain on Fair Value remeasurement of contingent consideration. Fair value remeasurement of contingent consideration includes significant estimates related to probability weighted net cash outflow projections, discounted using a yield curve equivalent to our credit risk which estimates the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca in connection with the Lesinurad Transaction.  Changes to these inputs are re-evaluated each reporting period. The decrease in the gain on fair value of the contingent consideration obligation of approximately $0.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to revised projected revenue assumptions associated with the sales of ZURAMPIC and DUZALLO. During the three months ended September 30, 2018, the Company reduced its projected revenue assumptions associated with the sales of ZURAMPIC and DUZALLO and delivered to AstraZeneca a notice of termination of the Lesinurad License.

Restructuring Expenses. The increase in restructuring expenses of approximately $15.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to approximately $8.3 million of workforce reduction and contract termination costs incurred during the year ended December 31, 2018 associated with the exit of the Lesinurad License; approximately $5.2 million of costs related to the workforce reduction in June 2018 associated with the determination of the initial organizational designs of the two new businesses as a result of our intent to separate into two independent, publicly traded companies; and approximately $2.4 million of costs incurred with the reduction in field-based workforce in January 2018 associated with an initiative to evaluate the optimal mix of investments for the lesinurad franchise.

Impairment of Intangible Assets. The increase in the impairment of intangible assets of approximately $151.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to the full asset impairment of the ZURAMPIC and DUZALLO intangible assets as a result of revised net cash flow assumptions and the exit of the Lesinurad License.

Other (Expense) Income, Net

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Other (expense) income:
Interest expense	$(37,724)	$(36,370)	$(1,354)	4%
Interest and investment income	2,991	2,111	880	42%
Loss on derivatives	(8,743)	(3,284)	(5,459)	166%
Loss on extinguishment of debt	—	(2,009)	2,009	(100)%
Total other expense, net	$(43,476)	$(39,552)	$(3,924)	10%

Interest Expense.    Interest expense increased by approximately $1.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, mainly due to an increase of approximately $1.5 million in interest expense associated with the 2022 Notes.

Interest and investment income. Interest and investment income increased approximately $0.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, mainly due to higher returns on investment securities in 2018, and partially offset by lower average investment balances in 2018 versus 2017.

Loss on derivatives.  For the year ended December 31, 2018 we recorded a loss on derivatives of approximately $8.7 million resulting from an approximately $67.1 million decrease in fair value of the Convertible Note Hedges and an approximately $58.4 million increase in the fair value of the Note Hedge Warrants.  For the year ended December 31, 2017 we recorded a loss on derivatives of approximately $3.3 million resulting from an approximately $24.3 million decrease in fair value of the Convertible Note Hedges and an approximately $21.0 million increase in the fair value of the Note Hedge Warrants.

Loss on extinguishment of debt. Loss on extinguishment of debt was approximately $2.0 million for the year ended December 31, 2017 due to the write-off of the remaining unamortized debt issuance costs on the PhaRMA Notes as part of the redemption in January 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

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

Cost of Revenues, excluding amortization of acquired intangible assets.  The increase in cost of revenue of approximately $17.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily related to an increase of approximately $15.2 million due to higher sales of linaclotide API to our partners, and approximately $2.0 million in costs associated with ZURAMPIC and DUZALLO product sales and lesinurad period costs related to freight, packaging, stability and quality testing, and customer acquisition. In October 2016, we began commercializing ZURAMPIC in the U.S. and in October 2017, we began commercializing DUZALLO in the U.S.

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

Research and Development Expense.  The increase in research and development expense of approximately $8.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily related to an increase of approximately $8.9 million in research costs related to our early stage pipeline candidates; an increase of approximately $6.0 million in compensation, benefits and other employee related expenses primarily associated with increased headcount; and an increase of approximately $2.2 million in professional services, including consulting and search firm fees. The increases were partially offset by a decrease of approximately $3.6 million in costs related to lesinurad development and transition services agreement expenses with AstraZeneca; a decrease of approximately $2.6 million in external costs related to the development of linaclotide, net of reimbursements, related to our linaclotide collaboration with Allergan for North America; and a decrease of approximately $2.2 million in facility and operating costs, such as rent and amortization of leasehold improvements.

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

(Gain) loss on Fair Value remeasurement of contingent consideration. The decrease in the fair value of the contingent consideration liability of approximately $41.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to a change in assumptions. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to our credit risk, which is based on the estimated cost of debt for market participants. During the year ended December 31, 2017, we decreased our ZURAMPIC and DUZALLO revenue projections. Accordingly, the expected estimated future royalty and milestone payments to AstraZeneca decreased, resulting in an approximately $31.3 million decrease to the contingent consideration liability. In addition, the remaining change in the contingent consideration liability decrease was primarily due to the passage of time.

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

Liquidity and Capital Resources

We have incurred losses since our inception in 1998 and, as of December 31, 2018, we had an accumulated deficit of approximately $1.6 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow on public offerings; payments received under our strategic collaborative arrangements, including up-front and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $11.2 million of net proceeds from the private placement of our 2026 Notes, approximately $167.3 million of net proceeds from the private placement of our PhaRMA Notes in January 2013 (which we redeemed, in full, in connection with the funding in January 2017 of the 2026 Notes), and approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015. At December 31, 2018, we had approximately $173.2 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds and repurchase agreements. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation.

During the year ended December 31, 2018, our balances of cash, cash equivalents and available-for-sale securities decreased approximately $48.2 million. This decrease is primarily due to approximately $70.9 million of cash used to operate our business, including payments related to, among other things, research and development and selling, general and administrative expenses as we continued to invest in our research pipeline and support the continued commercialization of LINZESS in the U.S. We also invested approximately $8.6 million in capital expenditures and made payments of approximately $1.8 million on capital lease obligations. These cash outflows were partially offset by approximately $32.1 million in proceeds from the exercise of stock options and the issuance of shares pursuant to our employee stock purchase plan.

Cash Flows From Operating Activities

Net cash used in operating activities totaled approximately $70.9 million for the year ended December 31, 2018. The primary use of cash was our net loss of approximately $282.4 million, partially offset by non-cash items of approximately $203.9 million and changes in assets and liabilities of approximately $7.6 million, primarily resulting from an increase in accounts receivable and related party accounts receivable, a decrease in prepaid expenses and other current assets, a decrease in inventory and other assets, an increase in accounts payable and related party accounts payable and accrued expenses, an increase in accrued research and development costs, and an increase in deferred rent. Non-cash items included approximately $151.8 million of intangible asset impairment related to the termination of the lesinurad license agreement, approximately $44.0 million in share-based compensation expense, approximately $17.6 million in non-cash interest expense, an approximate $8.7 million net decrease due to the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, approximately $8.1 million in amortization of acquired intangible assets, and approximately $6.1 million in depreciation and amortization expense of property and equipment; partially offset by an approximately $31.0 million due to the non-cash change in fair value of contingent consideration, and approximately $1.9 million due to the gain on disposal of property and equipment.

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

Cash Flows From Investing Activities

Cash provided by investing activities for the year ended December 31, 2018 totaled approximately $88.9 million and resulted primarily from maturities of approximately $99.2 million of available-for-sale securities, and approximately $1.6 million in proceeds from the sale of property and equipment. This was partially offset by the purchase of approximately $8.6 million of property and equipment, primarily laboratory equipment as well as hardware and software related to our information technology infrastructure, and the purchase of approximately $3.2 million of available-for-sale securities.

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

Cash Flows From Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 totaled approximately $30.1 million and resulted primarily from approximately $32.1 million in cash provided by stock option exercises and the issuance of shares under our employee stock purchase plan, partially offset by approximately $1.8 million in cash used for payments on our capital leases.

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

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive substantially all of our revenue from this collaboration. We are also deploying significant resources to advance product opportunities in IBS-C and CIC, abdominal pain associated with IBS and persistent GERD, as well as to fulfill FDA requirements for linaclotide and lesinurad. In addition, prior to the planned separation, we are deploying significant resources to advance product opportunities in diabetic nephropathy, HFpEF and serious and orphan diseases such as sickle cell disease. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS and linaclotide API and financial discipline.  However, we have not achieved positive cash flows from operations to date.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties from Allergan based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, develop and commercialize other products, and continue to invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of December 31, 2018 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Contractual Commitments and Obligations

Lease and Commercial Supply Obligations

The following table summarizes our lease and commercial supply obligations at December 31, 2018 (excluding interest, except as otherwise noted):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(in thousands)
Commercial supply obligations(1)	$20,540	$5,626	$8,722	$6,192	$—
Capital lease obligations (2)	251	90	84	77	—
Operating lease obligations(3)	117,212	18,736	37,175	39,183	22,118
Total contractual obligations	$138,003	$24,452	$45,981	$45,452	$22,118

(1)

We have multiple commercial supply agreements with contract manufacturing organizations for the purchase of linaclotide finished drug product and API. Two of our API supply agreements for supplying linaclotide API to our collaboration partners outside of North America contain minimum purchase commitments, which are reflected in the table above. As of December 31, 2018, approximately $5.1 million of the commitments included in the table above are recorded as an accrual for excess purchases commitments in our consolidated balance sheet.  Approximately $2.5 million of these purchase commitments are short-term. These commitments are more fully described in Note 8, Inventory and Note 12, Commitments and Contingencies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In addition, we and Allergan are jointly obligated to make minimum purchases of linaclotide API for the territories covered by our collaboration with Allergan for North America. Currently, Allergan fulfills all such minimum purchase commitments and, as a result, they are excluded from the table above.

(2)	Our commitments for capital lease obligations relate to computer and office equipment.
(3)

Our commitments for operating leases relate to our lease of office and laboratory space in Cambridge, Massachusetts and our data storage space in Boston, Massachusetts, as well as leases for certain vehicles within our fleet for our field-based sales force and medical science liaisons.

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

The following table summarizes our 2022 Notes obligations at December 31, 2018:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
2022 Notes (including interest)	362,135	7,553	15,106	339,476	—

The 2022 Notes, Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 11, Notes Payable, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

In September 2016, we closed a direct private placement, pursuant to which we subsequently issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on the Funding Date, January 5, 2017. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the PhaRMA Notes. The 2026 Notes bear an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year, each an 8.375% Payment Date, which began on June 15, 2017. Beginning March 15, 2019, we will began making quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter, or the 8.375% Synthetic Royalty Amount, and (ii) accrued and unpaid interest on the notes, or the 8.375% Required Interest Amount. Principal on the 2026 Notes will be repaid in an amount equal to the 8.375% Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the 2026 Notes are based on the net sales of linaclotide in the U.S., which will vary from quarter to quarter, the 2026 Notes may be repaid prior to September 15, 2026, the final legal maturity date. Since we are unable to reliably estimate the exact timing and amounts of the principal payments, as discussed under “Risk Factors” in Item 1A of this Annual Report on Form 10‑K, the related commitments are not included in the table above. This transaction is more fully described in Note 11, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

In addition, we have other collaboration and license agreements that are not individually significant to our business.  The Company may be required to pay up to $18.0 million for regulatory milestones, none of which had been paid as of December 31, 2018. Our license and collaboration agreements are more fully described in Note 5, Collaboration, License, Co-Promotion and Other Commercial Agreements, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Tax‑related Obligations

We exclude liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2018, we have approximately $38.6 million of uncertain tax positions, and we cannot reasonably estimate the potential adjustment to our net operating loss carryforward. These uncertain tax positions are more fully described in Note 15, Income Taxes, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

Other Funding Commitments

As of December 31, 2018, we have several ongoing studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any significant cancellation penalties. These items are not included in the table above.

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

The 2022 Notes are convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of December 31, 2018, the fair value of the 2022 Notes was estimated by us to be $315.0 million. The 2022 Notes are more fully described in Note 6, Fair Value of Financial Instruments, and Note 11, Notes Payable, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.

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

Effects of Inflation

We do not believe that inflation and changing prices over the years ended December 31, 2018, 2017 and 2016 had a significant impact on our results of operations.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F‑1 through F‑63, of this Annual Report on Form 10‑K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended December 31, 2018 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ironwood Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Ironwood Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Ironwood Pharmaceuticals, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated February 25, 2019 expressed unqualified opinion thereon.

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

February 25, 2019

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

Certain information regarding our executive officers is set forth at the end of Part I, Item 1 of this Form 10‑K under the heading, “Executive Officers of the Registrant.” The other information required by this item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              The information required by this item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders.

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

3.	Exhibits

Incorporated by reference herein
Number	Description	Form	Date
3.1	Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2010
3.2	Fifth Amended and Restated Bylaws	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2010
3.3	Certificate of Retirement	Registration Statement on Form 8-A/A (File No. 001-34620)	January 3, 2019
4.1	Specimen Class A common stock certificate	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	January 20, 2010
4.2	Indenture, dated as of June 15, 2015, by and between Ironwood Pharmaceuticals, Inc. and U. S. Bank National Association (including the form of the 2.25% Convertible Senior Note due 2022)	Current Report on Form 8‑K (File No. 001‑34620)	June 15, 2015
4.3	Indenture, dated as of September 23, 2016, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 8.375% Notes due 2026)	Current Report on Form 8‑K (File No. 001‑34620)	September 26, 2016
10.1#	Amended and Restated 2002 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009
10.2#	Amended and Restated 2005 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	January 29, 2010
10.3#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S‑8, as amended (File No. 333‑184396)	October 12, 2012
10.3.1#	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10‑Q (File No. 001‑34620)	November 6, 2018

Incorporated by reference herein
Number	Description	Form	Date
10.3.2#	Form of Non‑employee Director Restricted Stock Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.3.3#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10‑Q (File No. 001‑34620)	November 6, 2018
10.4#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.5#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10‑Q (File No. 001‑34620)	April 29, 2014
10.6#*	Form of Executive Severance Agreement
10.7#	Director Compensation Plan effective January 1, 2014	Annual Report on Form 10‑K (File No. 001‑34620)	February 7, 2014
10.8#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009
10.9#	Offer Letter, dated January 3, 2019, between Ironwood Pharmaceuticals, Inc. and Mark Mallon	Current Report on Form 8‑K (File No. 001‑34620)	January 4, 2019
10.10+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010
10.10.1	Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.11+	Commercial Agreement, dated as of January 31, 2017, by and among Allergan USA, Inc., Forest Laboratories LLC and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001 34620)	May 8, 2017
10.12+	License Agreement, dated as of April 30, 2009, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010
10.12.1+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2013

Incorporated by reference herein
Number	Description	Form	Date
10.12.2+	Amendment to the License Agreement, dated as of October 26, 2015, by and between Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 19, 2016
10.12.3+	Amendment to the License Agreement dated as of January 31, 2017, by and between Allergan Pharmaceuticals International Ltd. And Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001 34620)	May 8, 2017
10.13+	Novation Agreement, dated as of October 26, 2015, by and among Almirall, S.A., Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 19, 2016
10.14+	License Agreement, dated as of November 10, 2009, by and among Astellas Pharma Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010
10.15+	Collaboration Agreement, dated as of October 23, 2012, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.16+	License Agreement, dated as of April 26, 2016, by and between Ardea Biosciences, Inc. and Ironwood Pharmaceuticals, Inc	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2016
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

		Annual Report on Form 10‑K (File No. 001‑34620)	February 7, 2014

Incorporated by reference herein
Number	Description	Form	Date
10.19+	Commercial Supply Agreement, dated as of April 26, 2016, by and between AstraZeneca Pharmaceuticals LP and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2016
10.20	Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 12, 2007, as amended on April 9, 2009, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009
10.20.1	Second Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 9, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
10.20.2	Third Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 1, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2011
10.20.3	Fourth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 3, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2011
10.20.4	Fifth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 18, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 29, 2012
10.20.5	Sixth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 19, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.20.6	Seventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 30, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.20.7	Eighth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 8, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015

Incorporated by reference herein
Number	Description	Form	Date
10.20.8	Ninth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 27, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.20.9	Tenth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 21, 2015, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.20.10	Eleventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of June 30, 2016, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2017
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on the 25th day of February 2019.

Ironwood Pharmaceuticals, Inc.
By:	/s/ Peter M. Hecht
Peter M. Hecht
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Peter M. Hecht	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2019
Peter M. Hecht

/s/ gina consylman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2019
Gina Consylman

/s/ Terrance G. McGuire	Chairman of the Board	February 25, 2019
Terrance G. McGuire

/s/ Andrew Dreyfus	Director	February 25, 2019
Andrew Dreyfus

/s/ Marsha H. Fanucci	Director	February 25, 2019
Marsha H. Fanucci

/s/ Julie H. McHugh	Director	February 25, 2019
Julie H. McHugh

/s/ Lawrence S. Olanoff	Director	February 25, 2019
Lawrence S. Olanoff

/s/ Edward P. Owens	Director	February 25, 2019
Edward P. Owens

/s/ Amy W. Schulman	Director	February 25, 2019
Amy W. Schulman

/s/ Douglas E. Williams	Director	February 25, 2019
Douglas E. Williams

Index to Consolidated Financial Statements of

Ironwood Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ironwood Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

Boston, Massachusetts

February 25, 2019

Ironwood Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$173,172	$125,736
Available-for-sale securities	—	95,680
Accounts receivable, net	20,991	3,190
Related party accounts receivable, net	59,959	78,967
Inventory, net	—	735
Prepaid expenses and other current assets	11,063	7,288
Restricted cash	1,250	—
Total current assets	266,435	311,596
Restricted cash, net of current portion	6,426	7,056
Property and equipment, net	17,270	17,274
Convertible note hedges	41,020	108,188
Intangible assets, net	—	159,905
Goodwill	785	785
Other assets	114	870
Total assets	$332,050	$605,674
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$18,123	$15,958
Accrued research and development costs	8,219	7,313
Accrued expenses and other current liabilities	45,252	38,237
Capital lease obligations	73	4,077
Current portion of deferred rent	252	195
Current portion of 2026 Notes	47,554	—
Current portion of contingent consideration	51	247
Total current liabilities	119,524	66,027
Capital lease obligations, net of current portion	158	—
Deferred rent, net of current portion	6,308	5,449
Contingent consideration, net of current portion	—	31,011
Note hedge warrants	33,763	92,188
Convertible senior notes	265,601	249,193
2026 Notes, net of current portion	100,537	146,898
Other liabilities	2,530	5,060
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 154,414,691 issued and outstanding at December 31, 2018 and 500,000,000 shares authorized and 136,465,526 shares issued and outstanding at December 31, 2017	154	137
Class B common stock, $0.001 par value, no shares authorized, issued or outstanding at December 31, 2018 and 100,000,000 shares authorized and 13,983,762 shares issued outstanding at December 31, 2017	—	14
Additional paid-in capital	1,394,603	1,318,536
Accumulated deficit	(1,591,128)	(1,308,760)
Accumulated other comprehensive loss	—	(79)
Total stockholders’ (deficit) equity	(196,371)	9,848
Total liabilities and stockholders’ (deficit) equity	$332,050	$605,674

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Collaborative arrangements revenue	$272,839	$265,533	$263,923
Product revenue, net	3,445	3,061	109
Sale of active pharmaceutical ingredient	70,355	29,682	9,925
Total revenues	346,639	298,276	273,957
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	32,751	19,097	1,868
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	247	309	374
Research and development	166,503	148,228	139,492
Selling, general and administrative	241,291	233,123	173,281
Amortization of acquired intangible assets	8,111	6,214	981
(Gain) loss on fair value remeasurement of contingent consideration	(31,045)	(31,310)	9,831
Restructuring expenses	15,879	—	—
Impairment of intangible assets	151,794	—	—
Total cost and expenses	585,531	375,661	325,827
Loss from operations	(238,892)	(77,385)	(51,870)
Other (expense) income:
Interest expense	(37,724)	(36,370)	(39,153)
Interest and investment income	2,991	2,111	1,169
(Loss) gain on derivatives	(8,743)	(3,284)	8,146
Loss on extinguishment of debt	—	(2,009)	—
Other expense, net	(43,476)	(39,552)	(29,838)
Net loss	$(282,368)	$(116,937)	$(81,708)
Net loss per share—basic and diluted	$(1.85)	$(0.78)	$(0.56)
Weighted average number of common shares used in net loss per share—basic and diluted:	152,634	148,993	144,928

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(282,368)	$(116,937)	$(81,708)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	79	(72)	79
Total other comprehensive income (loss)	79	(72)	79
Comprehensive loss	$(282,289)	$(117,009)	$(81,629)

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		other	Total
	common stock		common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity (deficit)
Balance at December 31, 2015	127,371,478	127	15,870,356	16	1,205,183	(1,110,115)	(86)	95,125
Issuance of common stock upon exercise of stock options and employee stock purchase plan	1,813,018	3	1,867,111	2	23,996	—	—	24,001
Issuance of common stock awards	193,501	—	—	—	20	—	—	20
Conversion of Class B common stock to Class A common stock	3,253,390	3	(3,253,390)	(3)	—	—	—	—
Share-based compensation expense related to share-based awards to non-employees	—	—	—	—	529	—	—	529
Share-based compensation expense related to share-based awards to employees and employee stock purchase plan	—	—	—	—	28,670	—	—	28,670
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	79	79
Net loss	—	—	—	—	—	(81,708)	—	(81,708)
Balance at December 31, 2016	132,631,387	133	14,484,077	15	1,258,398	(1,191,823)	(7)	66,716
Issuance of common stock upon exercise of stock options and employee stock purchase plan	2,156,152	3	1,042,047	—	26,318	—	—	26,321
Issuance of common stock awards	135,625	—	—	—	14	—	—	14
Conversion of Class B common stock to Class A common stock	1,542,362	1	(1,542,362)	(1)	—	—	—	—
Share-based compensation expense related to share-based awards to non-employees	—	—	—	—	301	—	—	301
Share-based compensation expense related to share-based awards to employees and employee stock purchase plan	—	—	—	—	33,505	—	—	33,505
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	—	(116,937)	—	(116,937)
Balance at December 31, 2017	136,465,526	137	13,983,762	14	1,318,536	(1,308,760)	(79)	9,848
Issuance of common stock upon exercise of stock options and employee stock purchase plan	3,070,139	3	764,361	—	32,058	—	—	32,061
Issuance of common stock awards	130,903	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	14,748,123	14	(14,748,123)	(14)	—	—	—	—
Share-based compensation expense related to share-based awards to employees and employee stock purchase plan	—	—	—	—	44,009	—	—	44,009
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	79	79
Net loss	—	—	—	—	—	(282,368)	—	(282,368)
Balance at December 31, 2018	154,414,691	$154	—	$—	$1,394,603	$(1,591,128)	$—	$(196,371)

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(282,368)	$(116,937)	$(81,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,112	8,403	10,279
Amortization of acquired intangible assets	8,111	6,214	981
Impairment of intangible assets	151,794	—	—
(Gain) loss on disposal of property and equipment	(1,867)	694	(204)
Share-based compensation expense	43,977	33,820	29,219
Change in fair value of note hedge warrants	(58,425)	(21,049)	37,909
Change in fair value of convertible note hedges	67,168	24,333	(46,055)
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	219	309	374
Write-down of excess non-cancellable ZURAMPIC and DUZALLO sample purchase commitments	390	1,313	—
Gain on facility subleases	—	(1,579)	3,480
Accretion of discount/premium on investment securities	(165)	(75)	667
Non-cash interest expense	17,601	16,080	14,812
Non-cash change in fair value of contingent consideration	(31,045)	(31,310)	9,831
Loss on extinguishment of debt	—	2,009	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	1,207	(17,303)	(10,336)
Prepaid expenses and other current assets	(3,421)	1,384	(3,069)
Inventory, net	(806)	346	—
Other assets	757	115	1,643
Accounts payable, related party accounts payable and accrued expenses	8,057	(6,843)	19,683
Accrued research and development costs	906	376	2,692
Deferred revenue	—	—	(8,989)
Deferred rent	916	(1,053)	(7,143)
Net cash used in operating activities	(70,882)	(100,753)	(25,934)
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,241)	(191,354)	(311,116)
Sales and maturities of available-for-sale securities	99,165	346,890	237,423
Purchases of property and equipment	(8,621)	(4,211)	(4,206)
Payment for acquisition of lesinurad license	—	—	(100,000)
Proceeds from sale of property and equipment	1,563	135	225
Net cash provided by (used in) investing activities	88,866	151,460	(177,674)
Cash flows from financing activities:
Proceeds from issuance of 2026 Notes, net of discount to lender	—	146,250	—
Costs associated with issuance of 2026 Notes	—	(235)	(246)
Proceeds from exercise of stock options and employee stock purchase plan	32,061	26,370	24,841
Payments on capital lease obligations	(1,824)	(3,234)	(1,903)
Principal payments on PhaRMA notes	—	(134,258)	(26,868)
Payments on contingent purchase price consideration	(165)	(15,058)	—
Net cash provided by (used in) financing activities	30,072	19,835	(4,176)
Net increase (decrease) in cash, cash equivalents and restricted cash	48,056	70,542	(207,784)
Cash, cash equivalents and restricted cash, beginning of period	132,792	62,250	270,034
Cash, cash equivalents and restricted cash, end of period	$180,848	$132,792	$62,250

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$173,172	$125,736	$54,004
Restricted cash	7,676	7,056	8,246
Total cash, cash equivalents, and restricted cash	$180,848	$132,792	$62,250

Supplemental cash flow disclosure:
Cash paid for interest	$18,235	$20,388	$24,473
Non-cash investing and financing activities
Contingent consideration	$—	$—	$67,885
Purchases under capital leases	$664	$1,151	$6,277
Extinguishment of capital leases	$2,687	$149	$1,001
Fixed asset purchases in accounts payable and accrued expenses	$439	$1,136	$353

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (the “Company”) is a gastrointestinal (“GI”) focused healthcare company leveraging its proven development and commercial capabilities as it seeks to bring multiple medicines to patients. The Company is advancing innovative product opportunities in areas of large unmet need, capitalizing on its expertise in GI diseases.

The Company’s commercial product, linaclotide, is available to adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”), or chronic idiopathic constipation (“CIC”), in certain countries around the world. Linaclotide is available under the trademarked name LINZESS® to adult men and women suffering from IBS-C or CIC in the United States (the “U.S.”) and Mexico and to adult men and women suffering from IBS-C in Japan. Linaclotide is available, under the trademarked name CONSTELLA®  to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

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

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adults with chronic constipation in Japan. The Company has a collaboration agreement with AstraZeneca AB (together with its affiliates, “AstraZeneca”), to co-develop and co-commercialize linaclotide in China, Hong Kong and Macau, with AstraZeneca having primary responsibility for the local operational execution. In January 2019, the National Medical Products Administration approved the marketing application for LINZESS for adults with IBS-C in China.

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

The Company and Allergan are also seeking to expand the clinical utility of linaclotide by demonstrating the pain-relieving effect of a delayed release formulation through the advancement of MD-7246 (linaclotide delayed release) in IBS with diarrhea (“IBS-D”).

The Company is advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of persistent gastroesophageal reflux disease (“GERD”). In June 2018, the Company initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with persistent GERD.

In May 2018, the Company announced its intent, as authorized by its Board of Directors, to separate its soluble guanylate cyclase (“sGC “) business from its commercial and GI business, resulting in two independent, publicly traded companies, Ironwood and Cyclerion Therapeutics, Inc. (“Cyclerion”). The Company expects the separation will be completed in the first half of 2019. Cyclerion is expected to be a clinical-stage biopharmaceutical company harnessing the power of sGC pharmacology to discover, develop, and commercialize breakthrough treatments for serious and orphan diseases. Upon separation, Cyclerion is expected to focus on enabling the full therapeutic potential of next-

generation sGC stimulators. sGC stimulators are small molecules that act synergistically with nitric oxide on sGC to boost production of cyclic guanosine monophosphate (“cGMP”). cGMP is a key second messenger that, when produced by sGC, regulates diverse and critical biological functions throughout the body including blood flow and vascular dynamics, inflammatory and fibrotic diseases, metabolism and neuronal function. Cyclerion believes that the key to unlocking the full therapeutic potential of the nitric oxide-cGMP pathway is to design differentiated next-generation sGC stimulators that preferentially modulate pathway signaling in tissues of greatest relevance to the diseases they are developed to treat. This targeted approach is intended to maximize the potential benefits of nitric oxide-cGMP pathway stimulation in disease-relevant tissues. Cyclerion’s portfolio is anticipated to be comprised of several sGC stimulators. Olinciguat is a vascular sGC stimulator in Phase II development for the potential treatment of sickle cell disease, and praliciguat is a systemic sGC stimulator in Phase II development for the potential treatment of heart failure with preserved ejection fraction. Cyclerion is expected to advance additional sGC stimulator development programs in pre-clinical and discovery phases.

The Company has periodically entered into co-promotion agreements to maximize its salesforce productivity. As part of this strategy, in August 2015, the Company and Allergan entered into an agreement for the co-promotion of VIBERZI® (eluxadoline) in the U.S., Allergan’s treatment for adults suffering from IBS with diarrhea (“IBS-D”). In January 2017, the Company and Allergan entered into a commercial agreement under which adjustments to the Company’s or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America are eliminated, in full, in 2018 and all subsequent years. As part of this agreement, Allergan appointed the Company, on a non-exclusive basis, to promote CANASA® (mesalamine), approved for the treatment of ulcerative proctitis, and DELZICOL® (mesalamine), approved for the treatment of ulcerative colitis, in the U.S. for approximately two years. In December 2017, this agreement was amended to include and extend the promotion of VIBERZI through December 31, 2018 and discontinue the promotion of DELZICOL effective January 1, 2018. In December 2018, the Company and Allergan entered into an agreement to discontinue the Company’s promotion of CANASA effective December 31, 2018, and to extend the Company’s promotion of VIBERZI through March 31, 2019.

These agreements are more fully described in Note 4, Goodwill and Intangible Assets, and Note 5, Collaboration, License, Co‑Promotion and Other Commercial Agreements, to these consolidated financial statements.

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

The Company was incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, the Company changed its name to Ironwood Pharmaceuticals, Inc. To date, the Company has dedicated a majority of its activities to the research, development and commercialization of linaclotide and commercialization of lesinurad, as well as to the research and development of its other product candidates. The Company has incurred significant operating losses since its inception in 1998. As of December 31, 2018, the Company had an accumulated deficit of approximately $1.6 billion.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ironwood Pharmaceuticals, Inc. and its wholly owned subsidiaries, Cyclerion, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

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

Reclassifications and Revisions to Prior Period Financial Statements

        Certain prior period financial statement items, such as Restricted Cash, have been reclassified to conform to current period presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds, U.S. government‑sponsored securities, and repurchase agreements. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $173.1 million and approximately $126.3 million at December 31, 2018 and 2017, respectively.

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s facility lease and automobile lease agreements, in the amount of approximately $7.7 million and approximately $7.1 million as of December 31, 2018 and 2017, respectively, which the Company records as restricted cash to secure these letters of credit. The cash will be restricted until the termination or modification of the lease arrangements. The amount of restricted cash in current assets and non-current assets was approximately $1.3 million and $6.4 million at December 31, 2018, respectively.

Available‑for‑Sale Securities

The Company classifies all short‑term investments with a remaining maturity when purchased of greater than three months as available‑for‑sale. Available‑for‑sale debt securities are recorded at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and investment income. Realized gains and losses, interest, dividends, and declines in value judged to be other than temporary on available‑for‑sale securities are included in interest and investment income.

The cost of securities sold is based on the specific identification method for purposes of recording realized gains and losses. To determine whether an other‑than‑temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other‑than‑temporary impairments for the years ended December 31, 2018, 2017 or 2016.

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

Concentrations of Suppliers

The Company relies on third‑party manufacturers and its collaboration partners to manufacture the linaclotide active pharmaceutical ingredient (“API”), linaclotide drug product and lesinurad finished goods through the termination of the exclusive license with AstraZeneca to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient (the “Lesinurad License”).

Currently, there are three third-party facilities actively producing linaclotide API. The Company also has an agreement with another independent third party to serve as a redundant linaclotide API manufacturing capacity to support its partnered territories. Each of Allergan and Astellas is responsible for drug product manufacturing of linaclotide into finished product for its respective territory. Under the collaboration with AstraZeneca, the Company is accountable for drug product and finished goods manufacturing for China and Macau and for drug product manufacturing for Hong Kong, with AstraZeneca accountable for finished goods manufacturing for Hong Kong.

In connection with the Lesinurad License, the Company and AstraZeneca entered into a commercial supply agreement (the “Lesinurad CSA”), pursuant to which the Company relied exclusively on AstraZeneca for the commercial manufacture and supply of ZURAMPIC and DUZALLO. In August 2018, the Company delivered to AstraZeneca a notice of termination of the Lesinurad License Agreement, which termination was made with respect to all products under the Lesinurad License Agreement.

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

Accounts Receivable and Related Valuation Account

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables relate to amounts reimbursed under its collaboration, license and co-promotion agreements, as well as amounts due from product sales to wholesalers. The Company believes that credit risks associated with these partners and wholesalers are not significant. To date, the Company has not had any significant write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2018.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, restricted cash, available‑for‑sale securities, and accounts receivable. The Company maintains its cash and cash equivalent balances with high‑quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s available‑for‑sale investments have primarily consisted of U.S. Treasury securities and certain U.S. government‑sponsored securities and have potentially subjected the Company to concentrations of credit risk. The Company has adopted an investment policy which limits the amounts the Company may invest in certain types of investments, and requires all investments held by the Company to be at least A- rated, thereby reducing credit risk exposure.

Accounts receivable, including related party accounts receivable, primarily consist of amounts due under the linaclotide collaboration agreement with Allergan for North America and the linaclotide license agreement with Astellas for Japan (Note 5), and also from wholesalers. The Company does not obtain collateral for its accounts receivable. Accounts receivable or payable to or from Allergan are presented as related party transactions on the consolidated balance sheets as Allergan owns common stock of the Company.

The percentages of revenue recognized from significant customers of the Company in the years ended December 31, 2018, 2017 and 2016 as well as the account receivable balances, net of any payables due, at December 31, 2018 and 2017 are included in the following table:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2018	2017	2018	2017	2016
Collaborative Partner:
Allergan (North America and Europe)	72%	96%	77%	88%	82%
Astellas (Japan)	26%	3%	20%	10%	16%

For the years ended December 31, 2018, 2017 and 2016, no additional customers accounted for more than 10% of the Company’s revenue.

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

Finite Lived Intangible Assets

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

The value of the Company’s finite-lived intangible assets was based on the future expected net cash flows related to ZURAMPIC and DUZALLO (the “Lesinurad Products”), which included significant assumptions around future net sales and the respective investment to support these products.

The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the reduction in the fair value below their respective carrying amounts. In connection with each impairment assessment in which indicators of impairment have been identified, the Company compares the fair value of the asset as of the date of the assessment with the carrying value of the asset on the Company’s consolidated balance sheet. If an indicator of impairment exists, the Company compares the carrying value of the intangible asset or asset group to the undiscounted cash flows expected from that asset or asset group. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. To estimate the cash flows expected for the assets, the Company uses market participant assumptions pursuant to Accounting Standards Codification (“ASC”) 820, Fair Value. For the lesinurad finite-lived intangible assets, the Company made significant assumptions as part of this assessment including but not limited to future net product sales, respective cost of product sales, and operating expenses. The Company believes that the following factors, among others, could trigger an impairment review: significant underperformance relative to historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; approval of competitive products; and significant negative industry or economic trends. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. During the year ended December 31, 2018, the Company recorded an impairment charge of approximately $151.8 million related to its ZURAMPIC and DUZALLO intangible assets. For additional information relating to the impairment of these assets, see Note 4, Goodwill and Intangible Assets, to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is reviewed for impairment. The Company tests its goodwill for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate that would more likely than not reduce the fair value of the reporting unit below its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired asset, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, a write-down of the carrying value and an impairment charge to operating expenses in the period the determination is made is recorded. In evaluating the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. There were no impairments of goodwill for the years ended December 31, 2018 or 2017.

Impairment of Long‑Lived Assets

The Company regularly reviews the carrying amount of its long‑lived assets to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no significant impairments of long‑lived assets for the years ended December 31, 2018, 2017, or 2016.

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

Deferred Financing Costs

Deferred financing costs include costs directly attributable to the Company’s offerings of its equity securities and its debt financings. Costs attributable to equity offerings are charged against the proceeds of the offering once the offering is completed. Costs attributable to debt financings are deferred and amortized over the term of the debt using the effective interest rate method. A portion of the deferred financing cost incurred in connection with the 2022 Notes was deemed to relate to the equity component and was allocated to additional paid in capital. In accordance with ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), the Company presents debt issuance costs on the balance sheet as a direct deduction from the associated debt liability. The 2026 Notes and 2022 Notes are more fully described in Note 11, Notes Payable, to these consolidated financial statements.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments (“ASU 2014-09”) using the modified retrospective transition method. The adoption of ASU 2014-09 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of the Company's products or services and will provide financial statement readers with enhanced disclosures. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.  In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which the Company expects to receive in exchange for the good or service.  The reported results for the year ended December 31, 2018 reflect the application of ASC 606 guidance, while the reported results for prior periods were prepared in accordance with ASC 605, Revenue Recognition (“ASC 605”). Upon adoption of ASC 606, the Company concluded that no cumulative adjustment to the accumulated deficit as of January 1, 2018 was necessary. There were no remaining or ongoing deliverables or unrecognized consideration as of December 31, 2017 that required an adjustment to the accumulated deficit. The adoption of ASC 606 had no impact on the Company’s consolidated statement of operations, balance sheets, or statement of cash flows.

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

Net Profit or Net Loss Sharing

In accordance with ASC 808 Topic, Collaborative Arrangements (“ASC 808”), the Company considered the nature and contractual terms of the arrangement and the nature of the Company’s business operations to determine the classification of payments under the Company’s collaboration agreements. While ASC 808 provides guidance on classification, the standard is silent on matters of separation, initial measurement, and recognition.  Therefore, the

Company, consistent with its accounting policies prior to the adoption of ASC 606, applies the separation, initial measurement, and recognition principles of ASC 606 to its collaboration agreements. The Company adopted ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”) during the three months ended December 31, 2018 and confirmed that, consistent with its initial conclusions, the Company will continue to analogize to ASC 606 for further guidance on areas such as separation, initial measurement, and recognition for its existing collaborative arrangements where applicable.

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

In accordance with ASC 606-10-55, Principal Agent Considerations, the Company records revenue transactions as net product revenue in its consolidated statements of operations if it is deemed the principal in the transaction, which includes being the primary obligor, retaining inventory risk, and control over pricing. Given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with Allergan for North America, it records its share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable. The Company and Allergan settle the cost sharing quarterly, such that the Company’s statement of operations reflects 50% of the pre-tax net profit or loss generated from sales of LINZESS in the U.S.

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

Product revenue is recorded net of the trade discounts, allowances, rebates, chargebacks, discounts, product returns, and other incentives. Certain of these adjustments are recorded as an accounts receivable reserve, while certain of these adjustments are recorded as accrued expenses.

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

Net Profit or Net Loss Sharing prior to January 1, 2018

In accordance with ASC 808, and ASC 605‑45, Principal Agent Considerations, the Company considered the nature and contractual terms of the arrangement and the nature of the Company’s business operations to determine the classification of the transactions under the Company’s collaboration agreements. The Company recorded revenue transactions gross in the consolidated statements of operations if it is deemed the principal in the transaction, which includes being the primary obligor and having the risks and rewards of ownership.

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

The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable, as the Company is not the primary obligor and does not have the risks and rewards of ownership in the collaboration agreement with Allergan for North America. The Company and Allergan settle the cost sharing quarterly, such that the Company’s consolidated statements of operations reflect 50% of the pre‑tax net profit or loss generated from sales of LINZESS in the U.S.

Royalties on Product Sales prior to January 1, 2018

The Company received royalty revenues under certain of the Company’s license or collaboration agreements. The Company recorded these revenues as earned.

Product Revenue, Net prior to January 1, 2018

As noted above, net product revenue is derived from sales of the Lesinurad Products in the U.S.

The Company recognized net product revenue from sales of the Lesinurad Products in accordance with ASC 605, when persuasive evidence of an arrangement existed, delivery had occurred and title of the product and associated risk of loss had passed to the customer, the price was fixed or determinable, and collection from the customer was reasonably assured. ASC 605 required, among other criteria, that future returns could be reasonably estimated in order to recognize revenue.

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

During the three months ended December 31, 2017, the Company concluded it had sufficient volume of historical activity and visibility into the distribution channel, in order to reasonably make all estimates required under ASC 605 to recognize product revenue upon delivery to the Distributor.  During the three months and year ended December 31, 2017, product revenue was recognized upon delivery of the Lesinurad Products to the Distributors.  The Company evaluated the creditworthiness of each of its Distributors to determine whether revenue could be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition was required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenue from the sales to Distributors and (ii) reasonably estimate its net product revenue. The Company calculated gross product revenue based on the wholesale acquisition cost that the Company charged its Distributors for ZURAMPIC and DUZALLO. The Company estimated its net product revenue by deducting from its gross product revenue (i) trade discounts and allowances, such as invoice discounts for prompt payment and distributor fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (iii) reserves for expected product returns and (iv) estimated costs of incentives offered to certain indirect customers including patients. These estimates could be adjusted based on actual results in the period such variances become known.

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

Cost of Revenues

Cost of revenues includes cost related to the sales of linaclotide API and drug product, as well as the cost of product revenue related to sales of the Lesinurad Products in the U.S. Cost related to the sales of linaclotide API and drug product are recognized upon shipment of linaclotide API and drug product to certain of the Company’s partners outside of the U.S. The Company’s cost of revenues for linaclotide consists of the internal and external costs of producing such API and drug product. Cost of product revenue related to the sales of the Lesinurad Products in the U.S. includes the cost of producing finished goods that correspond with product revenue for the reporting period, such as third-party supply and overhead costs, as well as certain period costs related to freight, packaging, stability and quality testing, and customer acquisition.

Research and Development Costs

The Company generally expenses research and development costs to operations as incurred. The Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed.

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

Restructuring Expenses

The Company records costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Such costs are based on estimates of fair value in the period liabilities are incurred. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available.

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

Share-Based Compensation

The Company’s share-based compensation programs grant awards which have included stock awards, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock options, and shares issued under our employee stock purchase plan (“ESPP”). Share-based compensation is recognized as an expense in the consolidated financial statements based on the grant date fair value over the requisite service period, net of estimated forfeitures. For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods. The grant date fair value of options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility and expected term, among others. The fair value of the Company’s stock awards, RSAs and RSUs is based on the market value of the Company’s Class A common stock on the date of grant.

The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeiture activity to estimate pre-vesting forfeitures and records share-based compensation expense only for those awards that are expected to vest.

Compensation expense related to modified awards is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite remaining service period, as appropriate.

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

Compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the offering period.

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

Patent Costs

The Company incurred and recorded as operating expense legal and other fees related to patents of approximately $6.0 million, approximately $4.2 million, and approximately $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. These costs were charged to selling, general and administrative expenses as incurred.

Contingent Consideration

In accordance with ASC 805, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent liabilities and non-controlling interest in the acquiree based on the fair value estimates as of the date of acquisition. The consideration for the Company’s business acquisitions includes future payments that are contingent upon the occurrence of a particular event or events. Contingent consideration at December 31, 2018 and 2017 relates to future royalty and milestone payments based on the estimated future sales of the Lesinurad Products. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration obligations, other than changes due to payments, are recognized as a (gain) loss on fair value remeasurement of contingent consideration in the consolidated statements of operations. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to the Company’s credit risk, which is based on the estimated cost of debt for market participants. During the year ended December 31, 2018, the Company delivered to AstraZeneca a notice of termination of the lesinurad license agreement which resulted in an approximately $31.0 million decrease to the contingent consideration liability. (Note 4 and Note 6).

Net Income (Loss) Per Share

The Company calculates basic net income (loss) per common share and diluted net income (loss) per common share by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to net income (loss), diluted net income (loss) per common share is computed assuming the conversion of the 2022 Notes, the exercise of outstanding common stock options and the vesting of RSUs and RSAs (using the treasury stock method), as well as their related income tax effects.

As of December 31, 2018, there were no longer any Class B common shares outstanding as all Class B common shares converted on a one-to-one basis to Class A common shares. Historically, the Company allocated undistributed earnings between the classes of common stock on a one‑to‑one basis when computing net income (loss) per share. As a result, historically, basic and diluted net income (loss) per Class A and Class B shares were equivalent.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non‑owner sources and currently consists of net loss and changes in unrealized gains and losses on available‑for‑sale debt securities.

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2018, but prior to the filing of the financial statements with the Securities and Exchange Commission to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the year ended December 31, 2018 that had a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The Company adopted these ASUs using the modified retrospective transition approach effective January 1, 2018. The adoption of these ASUs did not have a material impact on the Company’s financial position or results of operations; however, adoption did result in significant changes to the Company’s financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC Topic 840, Leases, and most industry-specific guidance with ASC Topic 842, Leases.

ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a 12-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842) (“ASU 2018-10”), Codification Improvements and ASU No. 2018-11, Leases (Topic 842) (“ASU 2018-11”), to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions, and corrects unintended applications of the guidance, such as the rate implicit in a lease, impairment of the net investment in a lease, lessee reassessment of lease classifications, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASU 2018-11 will allow for an additional transition method, whereby at the adoption date the entity recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, while the comparative period disclosures continue recognition under ASC Topic 840. Additionally, ASU 2018-11 includes a practical expedient for separating contract components for lessors. The Company’s analysis includes, but is not limited to, reviewing existing leases, reviewing other service agreements for embedded leases, establishing policies and procedures, assessing potential disclosures and evaluating the impact of adoption on the Company’s consolidated financial statements. The Company anticipates adopting ASC Topic 842 using the additional transition method outlined in ASU 2018-11 as of January 1, 2019. The Company expects the adoption of ASU 2016-02, ASU 2018-10, and ASU 2018-11 to have a material impact on the Company’s financial position and the related footnote disclosures.

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

As a result of adopting ASU 2016-18, the Company adjusted the consolidated statements of cash flows from previously reported amounts as follows:

	Year Ended			Year Ended
	December 31, 2017			December 31, 2016
	As previously reported	Adjustments	As adjusted	As previously reported	Adjustments	(1)	As adjusted
Cash flows from Operating Activities:
Net decrease (increase) in restricted cash related to lease obligations	$1,190	$(1,190)	$—	$500	$(500)		$—
Net cash flows used in operating activities	(99,563)	(1,190)	(100,753)	(25,433)	(501)		(25,934)
Net change in cash, cash equivalents, and restricted cash	71,732	(1,190)	70,542	(207,283)	(501)		(207,784)
Cash, cash equivalents, and restricted cash, beginning of period	54,004	8,246	62,250	261,287	8,747		270,034
Cash, cash equivalents, and restricted cash, end of period	$125,736	$7,056	$132,792	$54,004	$8,246		$62,250

(1)	Numbers adjusted for rounding purposes.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning with the accounting for share-based payments to employees, with certain exceptions. Measurement of equity-classified nonemployee awards issued in exchange for goods or services used or consumed in an entity’s own operations will be fixed at the grant date, which may lower the cost and reduce the volatility in the income statement. Entities also may use the expected term to measure nonemployee options or elect to use the contractual term as the expected term, on an award-by-award basis. Adoption of ASU 2018-07 is required for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption of ASC 606. The Company is currently evaluating the potential impact that the adoption of ASU 2018-07 may have on the Company’s financial position and results of operations.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASC 2018-09”). The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation—Stock Compensation—Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation—Stock Compensation—Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2018-09 to have a material impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”) which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2018-13 may have on the Company’s financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”) which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2015-18 requires a customer in a cloud computing arrangement that is a service contract to follow the new internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The new internal-use software guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. A customer’s accounting for the hosting component of the arrangement is not affected by this guidance. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2018-15 may have on the Company’s financial position and results of operations.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The update is intended to improve general purpose financial reporting by considering indirect interests held through related parties in common control arrangements on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in ASU 2018-17 will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2018-17 may have on the Company’s financial position and results of operations.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606,  which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted ASU 2018-18 during the three months ended December 31, 2018. The adoption of ASU 2018-18 did not have a material impact on the Company’s financial position or results of operations.

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net Loss	$(282,368)	$(116,937)	$(81,708)
Denominator:
Weighted average number of common shares used in net loss per share — basic and diluted	152,634	148,993	144,928
Net loss per share — basic and diluted	$(1.85)	$(0.78)	$(0.56)

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti‑dilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	20,457	21,086	20,455
Shares subject to repurchase	65	62	94
Unvested shares from early option exercises	—	—	300
Restricted stock units	3,058	2,277	1,299
Note hedge warrants	20,250	20,250	20,250
2022 Notes	20,250	20,250	20,250
	64,080	63,925	62,648

4. Goodwill and Intangible Assets

The Company closed a transaction with AstraZeneca (the “Lesinurad Transaction”) on June 2, 2016 (the “Acquisition Date”) with AstraZeneca pursuant to which the Company received an exclusive license to develop, manufacture and commercialize in the U.S. products containing lesinurad as an active ingredient, including ZURAMPIC and DUZALLO. (the “Lesinurad Products”). On August 2, 2018, the Company delivered to AstraZeneca a notice of termination of the lesinurad license agreement, which termination is made with respect to all products under the lesinurad license agreement.

The value of the developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets as of the Acquisition Date was approximately $22.0 million and approximately $145.1 million, respectively. As of

December 31, 2017, accumulated amortization for developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets was approximately $2.7 million and approximately $4.5 million, respectively. As of July 31, 2018, the accumulate amortization for developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets was approximately $3.6 million and approximately $11.7 million, respectively.

In January 2018, the Company commenced an initiative to evaluate the optimal mix of investments for the lesinurad franchise for uncontrolled gout, including DUZALLO and ZURAMPIC. As part of this effort, in 2018, the Company began re-allocating resources within the lesinurad franchise to systematically explore a more comprehensive marketing mix in select test markets (with paired controls), while continuing to build market presence for the lesinurad franchise across the country. In July 2018, the Company obtained and analyzed the results from the lesinurad franchise test markets. Data from the test markets did not meet expectations. As a result, during the year ended December 31, 2018, in connection with the Company’s revised forecast, the Company reduced its projected revenue and net cash flow assumptions associated with the value of its developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets. Accordingly, the Company evaluated its developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets for impairment. As a result of this triggering event requiring an impairment assessment, the Company recorded an approximately $151.8 million impairment charge during the year ended December 31, 2018 related to the write-down of the developed technology – ZURAMPIC and developed technology – DUZALLO intangible assets. The impairment assessment performed utilized the revised projected revenue and net cash flows assumed through the termination of the Lesinurad License Agreement, resulting in an impairment of the full carrying value of the intangible assets. The impairment charge was recorded as impairment of intangible assets in the Company’s consolidated statement of operations.

The Company tests its goodwill for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate an impairment may have occurred (Note 2). As of December 31, 2018, there was no impairment of goodwill.

5. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the year ended December 31, 2018, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Astellas for Japan and with Allergan for the Allergan License Territory. The Company also had agreements with Allergan to co-promote VIBERZI in the U.S. and to promote CANASA in the U.S. The following table provides amounts included in the Company’s consolidated statements of operations as collaborative arrangements revenue and sale of API attributable to transactions from these arrangements (in thousands):

	Year Ended December 31,
Collaborative Arrangements Revenue	2018	2017	2016
Linaclotide Agreements:
Allergan (North America)	$266,177	$260,210	$218,880
Allergan (Europe and other)	1,146	617	406
AstraZeneca (China, Hong Kong and Macau)	—	208	370
Astellas (Japan)	—	—	38,990
Co-Promotion and Other Agreements:
Exact Sciences (Cologuard) (1)	—	2,544	3,513
Allergan (VIBERZI)	4,290	1,535	1,764
Other	1,226	419	—
Total collaborative arrangements revenue	$272,839	$265,533	$263,923
Sale of API
Linaclotide Agreements:
Astellas (Japan)	$69,599	$29,682	$5,440
Allergan (North America)	—	—	4,482
Allergan (Europe and other)	—	—	3
Other (2)	756	—	—
Total sale of API	$70,355	$29,682	$9,925

(1)	In August 2016, the Company terminated the Exact Sciences Co-Promotion Agreement for Cologuard. Under the terms of the agreement, the Company continued to receive royalty payments through July 2017.
(2)	During the three months ended September 30, 2018, the Company recorded approximately $0.8 million in revenue related to the sale of API to Allergan, separate from its existing revenue agreements.

Accounts receivable, net and related party accounts receivable, net totaled approximately $80.9 million related to collaborative arrangements revenue and sale of API as of December 31, 2018, net of approximately $3.1 million related to related party accounts payable.

As of December 31, 2018, there were no impairment indicators for the accounts receivable recorded. During the year ended December 31, 2018, there was no significant unusual activity in accounts receivable.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At December 31, 2018, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 17). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraints have been lifted.

As a result of the research and development cost‑sharing provisions of the linaclotide collaboration for North America, the Company offset approximately $9.0 million and recognized approximately $0.6 million in incremental research and development costs during the years ended December 31, 2018 and 2017, respectively, and offset approximately $7.3 million during the year ended December 31, 2016, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

The Company and Allergan began commercializing LINZESS in the U.S. in December 2012. The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S. Net profits or net losses consist of net sales of LINZESS to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. LINZESS net sales are calculated and recorded by Allergan and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. If either party provided fewer calls on physicians in a particular year than it was contractually required to provide, such party’s share of the net profits would be adjusted as set forth in the collaboration agreement for North America. During the years ended December 31, 2017 and 2016, these adjustments to the share of the net profits were reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Agreement with Allergan for VIBERZI. Additionally, these adjustments to the share of the net profits are eliminated, in full, in 2018 and all subsequent years under the terms of the Company’s commercial agreement with Allergan entered into in January 2017 under which the Company promotes Allergan’s CANASA product and promoted its DELZICOL product as described below in Commercial Agreement with Allergan.

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

From time to time, in accordance with the terms of the collaboration with Allergan for North America, the Company engages an independent certified public accounting firm to review the accuracy of the financial reporting from Allergan to the Company. In connection with the most recent of such reviews, during the three months ended September 30, 2018, Allergan reported to the Company an approximately $59.3 million negative adjustment to LINZESS net sales. Such adjustment relates to the cumulative difference between certain previously estimated LINZESS gross-to-net sales reserves and allowances made by Allergan during the years ended December 31, 2015, 2016 and 2017, and actual subsequent payments made. This adjustment is primarily associated with estimated governmental and contractual rebates, as reported by Allergan. Accordingly, upon receiving this information from Allergan, the Company recorded a change in accounting estimate to reduce collaborative arrangements revenue by approximately $29.7 million during the year ended December 31, 2018 related to the Company’s share of this adjustment. In addition, during the three months ended December 31, 2018, Allergan reported to the Company a true-up of approximately $0.2 million related to the previously reported adjustment for the cumulative difference between certain previously estimated LINZESS gross-to-net sales reserves and allowances.

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the years ended December 31, 2018, 2017 and 2016 as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$264,243	$256,238	$217,726
Royalty revenue	1,934	2,295	1,154
Other (1)	—	1,677	—
Total collaborative arrangements revenue	$266,177	$260,210	$218,880

(1)	Includes net profit share adjustments of approximately $1.7 million recorded during the year ended December 31, 2017 related to a change in estimated selling expenses previously recorded.

The collaborative arrangements revenue recognized in the years ended December 31, 2018, 2017 and 2016 primarily represents the Company’s share of the net profits on the sale of LINZESS in the U.S.

During each of the years ended December 31, 2018 and 2017, the Company recorded no revenue related to the sale of API to Allergan under the terms of the linaclotide collaboration for North America. During the year ended December 31, 2016, the Company recorded approximately $4.5 million related to the sale of API to Allergan under the terms of the linaclotide collaboration for North America.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)(2)	$264,243	$256,238	$217,726
Selling, general and administrative costs incurred by the Company(1)	(42,435)	(41,252)	(35,197)
The Company’s share of net profit	$221,808	$214,986	$182,529

(1)	Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost‑sharing arrangement with Allergan.
(2)

Certain of the unfavorable adjustments to the Company’s share of the LINZESS net profits were reduced or eliminated in connection with the co-promotion activities under the Company’s agreement with Allergan to co-promote VIBERZI in the U.S., as described below in Co-Promotion Agreement with Allergan for VIBERZI.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized approximately $1.9 million, approximately $2.3 million, and approximately $1.2 million in royalty revenues from Canada and Mexico during the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company recognized approximately $1.1 million, approximately $0.6 million and approximately $0.4 million of royalty revenue during the years ended December 31, 2018, 2017 and 2016, respectively.

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

The royalty on sales of LINZESS in Japan during the year ended December 31, 2017 relating to the quarters in arrears did not exceed the transfer price of API sold and other contractual deductions during the periods. During the years ended December 31, 2018, 2017, and 2016, the Company recognized approximately $69.6 million, approximately $29.7 million, and approximately $5.4 million, respectively, from the sale of API to Astellas under the license agreement and the Astellas Commercial Supply Agreement. During the year ended December 31, 2016, the Company recognized approximately $39.0 million in collaborative arrangements revenue from the Astellas license agreement.

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

The Company performs R&D services and JDC services and supplies clinical trial materials during the estimated development period. All consideration allocated to such services was being recognized as a reduction of research and development costs, using the proportional performance method, by which the amounts are recognized in proportion to the costs incurred in accordance with ASC 605. At the inception of the arrangement, the Company identified the supply of linaclotide drug product for commercial requirements and commercialization services as contingent deliverables under ASC 605 because these services are contingent upon the receipt of regulatory approval to commercialize linaclotide in the License Territory, and there were no binding commitments or firm purchase orders pending for commercial supply at the inception of the AstraZeneca Collaboration Agreement.

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

Because the Company shares development costs with AstraZeneca, payments from AstraZeneca with respect to both research and development and selling, general and administrative costs incurred by the Company prior to the commercialization of linaclotide in the License Territory are recorded as a reduction in expense, in accordance with the Company’s policy, which is consistent with the nature of the cost reimbursement. Development costs incurred by the Company that pertain to the joint development plan and subsequent amendments to the joint development plan, as approved by the JDC, are recorded as research and development expense as incurred. Payments to AstraZeneca are recorded as incremental research and development expense. As a result of the cost‑sharing arrangements under the collaboration, the Company recognized approximately $0.3 million in incremental research and development costs during the year ended December 31, 2017 and recognized an insignificant reduction in incremental research and development costs during the year ended December 31, 2016.

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

At the ASC 606 adoption date, the Company had fully satisfied its obligation to transfer the license and NEXIUM co-promotion services to AstraZeneca. The following remaining performance obligations are ongoing as of December 31, 2018:

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

Under ASC 606, amounts of consideration allocated to the license and NEXIUM co-promotion services would have been recognized in full prior to adoption as these performance obligations were satisfied in October 2012 and December 2013, respectively. Consideration allocated to the R&D Services will be recognized as such services are provided over the performance period using an output method based on full-time employee hours incurred. Consideration allocated to the JDC services are recognized ratably over the development period using a time-based, straight-line attribution model. Revenue from the supply of clinical trial material is recognized as the clinical trial material is delivered to the customer. During the year ended December 31, 2018, the Company offset approximately $1.2 million related to R&D Services and JDC services.

Upon commercialization, the Company’s only remaining performance obligation will be JCC services. During commercialization, the Company will be entitled to receive sales-based milestone payments from AstraZeneca. Additionally, the parties will share in the net profits and losses associated with the development and commercialization of linaclotide in the License Territory, with AstraZeneca receiving 55% of the net profits or incurring 55% of the net losses until a certain specified commercial milestone is achieved; from that point, profits and losses will be shared equally thereafter. Commercial sales-based milestones and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, in accordance with the sales-based royalty exception, as these payments related predominately to the license granted to AstraZeneca. Any cost reimbursements received from AstraZeneca during the commercialization period will be recognized as billed in accordance with the right-to-invoice exemption, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period. During the year ended December 31, 2018, the Company incurred approximately $0.9 million related to pre-launch commercial services and supply chain services.

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

During the years ended December 31, 2017 and 2016, the Company recognized approximately $2.5 million, and approximately $3.5 million as collaborative arrangements revenue related to this arrangement in accordance with ASC 605-25.

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

Under the terms of the VIBERZI Co-Promotion Agreement, the Company’s promotional efforts were compensated based on the volume of calls delivered by the Company’s sales force, with the terms of the agreement reducing or eliminating certain of the unfavorable adjustments to the Company’s share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America, provided that the Company provided a minimum number of VIBERZI calls on physicians. The Company provided the minimum number of VIBERZI calls on physicians pursuant to the VIBERZI Co-Promotion Agreement, and was compensated with the elimination of certain of the unfavorable adjustments to the Company’s share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America for the years ending December 31, 2015, 2016 and 2017.

In connection with these co-promotion activities, the net profit share adjustments payable to Allergan under the linaclotide collaboration agreement for North America were reduced by approximately $11.0 million and approximately $5.3 million during the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company also recognized approximately $1.5 million and approximately $1.8 million in revenue related to the VIBERZI Co-Promotion Agreement for the performance of medical education services.

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

The sales-based milestone payment will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraint has been lifted. During the three months ended December 31, 2018, the Company determined that the sales-based milestone was no longer constrained and recognized approximately $1.3 million as collaborative arrangements revenue. The Company recognized approximately $3.0 million of collaborative arrangements revenue related to VIBERZI for medical education events. In December 2018, the Company further amended the VIBERZI Amendment to continue sales detailing activities in 2019.

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

Upon adoption of ASC 606, the Company evaluated the commercial agreement and the amendment to the European License Agreement under the contract combination and contract modification guidance in ASC 606. The Company determined that the agreements should be accounted for as separate contracts because each agreement adds distinct goods or services at an amount that reflects standalone selling price. The Company concluded that the CANASA and DELZICOL sales detailing deliverable under ASC 605 was also considered a performance obligation in accordance with ASC 606. Accordingly, the Company records royalties on sales of CANASA and any estimated detailing shortfall penalty over the period of performance for the sales details; collaborative arrangements revenue is recognized when it is probable that a significant reversal of revenue would not occur and the associated constraint has been lifted. The Company estimates sales detailing royalties based on royalty reports from its partner, if available, or the projected sales and historical trends.  At the inception of the arrangement, the consideration associated with the agreement comprised of royalties and a sales detailing shortfall penalty are fully constrained. During the year ended December 31, 2018, the

Company did not recognize royalty revenue related to the Commercial Agreement with Allergan for sales of CANASA. As discussed above, the Company’s obligation to perform sales detailing for DELZICOL was eliminated through the VIBERZI Amendment to the Commercial Agreement with Allergan.

The VIBERZI Amendment was effective as of January 1, 2018 and evaluated in accordance with ASC 606 as described above.

In December 2018, the Company and Allergan entered into an agreement to discontinue the Company’s promotion of CANASA effective December 31, 2018, and to extend the Company’s promotion of VIBERZI through March 31, 2019.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company was required to pay $7.5 million for development milestones, all of which had been paid as of December 31, 2018. The Company may also be required to pay up to $18.0 million for regulatory milestones, none of which had been paid as of December 31, 2018. The Company recorded approximately $5.0 million in research and development expense associated with the Company’s other collaboration and license agreements during the year ended December 31, 2018. The Company did not record any research and development expense associated with the Company’s other collaboration and license agreements during the years ended December 31, 2017 and 2016.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

The Company’s investment portfolio includes fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company also invests in certain reverse repurchase agreements which are collateralized by deposits in the form of Government Securities and Obligations for an amount not less than 102% of their principal amount. The Company does not record an asset or liability for the collateral as the Company is not permitted to sell or re-pledge the collateral. The collateral has at least the prevailing credit rating of U.S. Government Treasuries and Agencies. The Company utilizes a third party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the reverse repurchase agreements principal amount on a daily basis.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$142,218	$142,218	$—	$—
Repurchase agreements	30,875	30,875	—	—
Convertible Note Hedges	41,020	—	—	41,020
Total assets measured at fair value	$214,113	$173,093	$—	$41,020
Liabilities:
Note Hedge Warrants	$33,763	$—	$—	$33,763
Contingent Consideration	51	—	—	51
Total liabilities measured at fair value	$33,814	$—	$—	$33,814

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$44,311	$44,311	$—	$—
U.S. Treasury securities	11,991	11,991	—	—
Repurchase agreements	70,000	70,000	—	—
Available-for-sale securities:
U.S. Treasury securities	64,343	64,343	—	—
U.S. government-sponsored securities	31,336	—	31,336	—
Convertible Note Hedges	108,188	—	—	108,188
Total assets measured at fair value	$330,169	$190,645	$31,336	$108,188
Liabilities:
Note Hedge Warrants	$92,188	$—	$—	$92,188
Contingent Consideration	31,258	—	—	31,258
Total liabilities measured at fair value	$123,446	$—	$—	$123,446

There were no transfers between fair value measurement levels during the years ended December 31, 2018 or 2017.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations at December 31, 2018 and 2017 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of December 31, 2018 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the volatility of the Company’s Class A common stock. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of December 31, 2018 and 2017:

	Year Ended		Year Ended
	December 31,		December 31,
	2018		2017
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	2.5%	2.5%	2.1%	2.2%
Time to maturity	3.5	4.1	4.5	5.0
Stock price (2)	$10.36	$10.36	$14.99	$14.99
Strike price (3)	$16.58	$21.50	$16.58	$21.50
Common stock volatility (4)	43.8%	43.6%	44.1%	44.1%
Dividend yield	—%	—%	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants
(2)	The closing price of the Company’s Class A common stock on the last trading days of the years ended December 31, 2018 and 2017, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Selected volatility based on historical volatility of the Company’s Class A common stock.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company's consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company's consolidated statements of cash flows.

The following table reflects the change in the Company's Level 3 convertible note derivatives from December 31, 2016 through December 31, 2018 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2016	$132,521	$(113,237)
Change in fair value, recorded as a component of gain (loss) on derivatives	(24,333)	21,049
Balance at December 31, 2017	$108,188	$(92,188)
Change in fair value, recorded as a component of gain (loss) on derivatives	(67,168)	58,425
Balance at December 31, 2018	$41,020	$(33,763)

Contingent Consideration

In connection with the Lesinurad Transaction, the Company recorded a liability of $67.9 million as of the Acquisition Date. This valuation was based on a Monte-Carlo simulation, which includes significant estimates related to probability weighted net cash outflow projections, primarily comprised of estimated future royalty and milestone payments to AstraZeneca, discounted using a yield curve equivalent to the Company’s credit risk, which was the estimated cost of debt financing for market participants. Adjustments are recorded when there are changes in significant assumptions, including net sales projections, probability weighted net cash outflow projections, the discount rate, passage of time, and the yield curve equivalent to the Company’s credit risk, which is based on the estimated cost of debt for market participants. This estimate represents the probability weighted analysis of expected future milestone and royalty payments based on net sales to be made to AstraZeneca. Changes to these inputs are re-evaluated each reporting period and could materially affect the valuation of the contingent consideration. During the three months ended September 30, 2018, the Company reduced its projected revenue assumptions associated with the sales of ZURAMPIC and DUZALLO and delivered to AstraZeneca a notice of termination of the Lesinurad License. The Company recognized a loss on fair value remeasurement of contingent consideration of approximately $31.0 million during the year ended December 31, 2018. The estimated fair value of contingent consideration was insignificant as of December 31, 2018.

The following table reflects the change in the Company’s Level 3 contingent consideration payable from December 31, 2016 through December 31, 2018 (in thousands):

Contingent
Consideration
Fair Value at December 31, 2016	$77,660
Changes in fair value	(31,310)
Payments/transfers to accrued expenses and other current liabilities	(15,092)
Fair Value at December 31, 2017	31,258
Changes in fair value	(31,045)
Payments/transfers to accrued expenses and other current liabilities	(162)
Fair value at December 31, 2018	$51

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 11). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes as of December 31, 2018 and 2017 was approximately $315.0 million and approximately $392.8 million, respectively.

8.375% Notes Due 2026

In September 2016, the Company closed a direct private placement pursuant to which the Company issued $150.0 million in aggregate principal amount of the 2026 Notes in January 2017. The estimated fair value of the 2026 Notes was approximately $148.2 million and approximately $152.5 million as of December 31, 2018 and 2017, respectively. This valuation was calculated using a discounted cash flow estimate of expected interest and principal payments and was determined using Level 3 inputs, including significant estimates related to expected LINZESS sales and a discount rate equivalent to market participant interest rates.

Nonrecurring fair value measurements – Intangible Assets

The Company’s acquired intangible assets are analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs (Level 3). During the three months ended September 30, 2018, the Company recorded an approximately $151.8 million impairment charge related to its acquired intangible assets. The impairment assessment performed utilized the revised projected revenue and net cash flows assumed through the termination of the Lesinurad License Agreement, resulting in an impairment of the full carrying value of the intangible assets (Note 4).

7. Available‑for‑Sale Securities

The Company held no available-for-sale securities at December 31, 2018. The following table summarizes the available‑for‑sale securities held at December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
U.S. Treasury securities	$64,378	$—	$(35)	$64,343
U.S. government-sponsored securities	31,384	—	(47)	31,337
Total	$95,762	$—	$(82)	$95,680

There were 29 available‑for‑sale debt securities in an unrealized loss position at December 31, 2017, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at December 31, 2017 was approximately $95.7 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not intend to sell the investments and it was not more likely than not that the Company would be required to sell the investments before recovery of their amortized cost bases, which may have been maturity. The Company did not hold any securities with other-than-temporary impairment at December 31, 2018 or 2017.

There were no sales of available-for-sale securities during the years ended December 31, 2018, 2017 and 2016. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income were not material to the Company’s consolidated results of operations.

8. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2018	2017
Finished Goods	$—	$735
	$—	$735

The Company’s inventory balances consist of linaclotide API and drug product and Lesinurad Products finished goods available for commercial sale. The Company evaluates inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired is written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. No impairment of linaclotide API inventory was recorded during the year ended December 31, 2018.

The Company has entered into multiple commercial supply agreements for the purchase of linaclotide API. Two of the Company’s linaclotide API supply agreements for supplying API to its collaboration and license partners outside of North America contain minimum purchase commitments (Note 12). The Company relied exclusively on AstraZeneca for the commercial manufacture and supply of ZURAMPIC and DUZALLO under the Lesinurad CSA, through the termination of the Lesinurad License Agreement. As part of the Company's net realizable value assessment of its inventory, the Company assesses whether it has any excess non-cancelable purchase commitments resulting from its minimum supply agreements with its suppliers.

The determination of the net realizable value of inventory and non-cancelable purchase commitments is based on demand forecasts from the Company’s partners, that are received quarterly, to project future demand and the Company’s internal forecast for projected demand in subsequent years. During the year ended December 31, 2015, the Company wrote down approximately $10.1 million related to excess non-cancelable purchase commitments for linaclotide API. During the three months ended September 30, 2018, the Company assigned to Allergan certain of these linaclotide excess non-cancelable purchase commitments that the Company had previously accrued for. Accordingly, the Company relieved the previous accrual of approximately $2.5 million, which was recorded as write-down of commercial supply and inventory to net realizable value and loss on non-cancelable purchase commitments on the Company’s consolidated statement of operations. As of December 31, 2018 and 2017, the accrual for excess linaclotide purchase commitments was recorded as approximately $2.5 million and approximately $3.4 million in accrued expenses and approximately $2.5 million and approximately $5.1 in other liabilities, respectively, in the Company's consolidated balance sheet.

During the Lesinurad TSA period, title for ZURAMPIC commercial supply and samples did not pass to the Company. Accordingly, the Company recorded purchases of ZURAMPIC commercial supply and samples from AstraZeneca as prepaid assets until they were sold or used. Purchases of DUZALLO commercial supply and samples were not within the scope of the Lesinurad TSA. As of October 1, 2017, in connection with the expiration of the Lesinurad TSA, the Company was no longer operating under this agreement for the warehousing and distribution of commercial supply and samples of ZURAMPIC. During the year ended December 31, 2017, the Company wrote down approximately $0.3 million of lesinurad commercial supply purchase commitments as a result of revised demand forecasts. These write-downs were recorded in write-downs of commercial supply and inventory to net realizable value and (settlement) loss on non-cancelable inventory purchase commitments in the Company's consolidated statement of operations. Further, during the year ended December 31, 2017, the Company wrote-down approximately $1.7 million of ZURAMPIC sample supply purchase commitments as a result of a reduction in near-term forecasted demand. These write-downs were recorded in selling, general and administrative expenses in the Company's consolidated statement of operations. During the year ended December 31, 2016, the Company wrote-down approximately $0.4 million in ZURAMPIC commercial supply commitments as a result of revised demand forecasts.

The Company wrote down approximately $2.5 million related to lesinurad inventory and commercial supply purchase commitments during the year ended December 31, 2018, as a result of revised demand forecasts and the notice of termination of the Lesinurad License. The adjustment was recorded as write-down of commercial supply and inventory to net realizable value and loss on non-cancelable purchase commitments. Further, during the year ended December 31, 2018, the Company wrote-down approximately $0.4 million of DUZALLO sample supply purchase commitments as a result of the notice of termination of the Lesinurad License. These write-downs were recorded in selling, general and administrative expenses in the Company's consolidated statement of operations.

As of December 31, 2018, the Company has evaluated all remaining minimum purchase commitments under its linaclotide API and lesinurad supply agreements and concluded that the commitments are realizable based on the current forecasts received from the Company’s partners in these territories and the Company’s internal forecasts (Note 12).

9. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Manufacturing equipment	$3,748	$3,748
Laboratory equipment	17,856	17,088
Computer and office equipment	3,514	2,835
Furniture and fixtures	2,478	2,318
Software	13,477	13,872
Construction in process	1,384	678
Leased vehicles	—	7,871
Leasehold improvements	40,041	38,084
	82,498	86,494
Less accumulated depreciation and amortization	(65,228)	(69,220)
	$17,270	$17,274

As of December 31, 2018 and 2017, substantially all of the Company’s manufacturing equipment was located in the United Kingdom at one of the Company’s contract manufacturers.  All other property and equipment were located in the U.S. for the periods presented.

As of December 31, 2018 and 2017, the Company had approximately $0.2 million and $8.6 million of assets under capital leases and recorded an insignificant amount and approximately $4.6 million of accumulated amortization, respectively.

Depreciation and amortization expense of property and equipment, including amounts recorded under capital leases, was approximately $6.1 million, approximately $8.4 million, and approximately $10.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2017, the Company recorded an expense of approximately $0.6 million related to a loss on disposal of assets.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Salaries	$3,627	$4,566
Accrued vacation	4,100	4,672
Accrued incentive compensation	16,013	13,403
Other employee benefits	2,154	1,305
Professional fees	2,770	1,261
Accrued interest	873	873
Workforce reduction charges	3,303	—
Other	12,412	12,157
	$45,252	$38,237

As of December 31, 2018, other accrued expenses of approximately $12.4 million includes approximately $2.5 million related to linaclotide excess purchase commitments, approximately $2.4 million related to a portion of the activities associated with the Company’s intent to separate into two independent publicly traded companies, and approximately $1.4 million related to excess non-cancelable Lesinurad Products commercial supply and sample purchase commitments.

As of December 31, 2017, other accrued expenses of approximately $12.2 million included approximately $3.4 million related to linaclotide excess purchase commitments, approximately $1.3 million related to excess non-cancelable ZURAMPIC sample purchase commitments, and approximately $0.2 million related to ZURAMPIC finished goods inventory.

11. Notes Payable

8.375% Notes due 2026

On September 23, 2016, the Company closed a direct private placement, pursuant to which the Company issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on the Funding Date, January 5, 2017. The proceeds from the issuance of the 2026 Notes were used to redeem the outstanding principal balance of the PhaRMA Notes at par on the January 5, 2017 (“the Funding Date”), resulting in a loss on extinguishment of debt related to the write-off of the remaining PhaRMA Notes unamortized debt issuance costs of approximately $2.0 million. The Company capitalized approximately $0.5 million of debt issuance costs, which were netted against the carrying value of the 2026 Notes.

The 2026 Notes bear an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year (each an “8.375% Payment Date”) which began on June 15, 2017. Principal of the 2026 Notes will be payable on the 8.375% Payment Dates beginning March 15, 2019. From March 15, 2019, the Company will make quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter (the “8.375% Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the 2026 Notes (the “8.375% Required Interest Amount”). Principal on the 2026 Notes will be repaid in an amount equal to the 8.375% Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the 2026 Notes are based on the 8.375% Synthetic Royalty Amount, which will vary from quarter to quarter, the 2026 Notes may be repaid prior to September 15, 2026, the final legal maturity date. The Company expects to pay approximately $47.6 million of the principal within twelve months following December 31, 2018.

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

The Company's outstanding Convertible Note balances as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Liability component:
Principal	$335,699	$335,699
Less: unamortized debt discount	(65,094)	(80,530)
Less: unamortized debt issuance costs	(5,004)	(5,976)
Net carrying amount	$265,601	$249,193
Equity component	$114,199	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through December 31, 2018 was 9.34%. The following table sets forth total interest expense recognized related to the 2022 Notes during the years ended December 31, 2018, 2017, and 2016, (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Contractual interest expense	$7,553	$7,553	$7,553
Amortization of debt issuance costs	971	806	661
Amortization of debt discount	15,437	14,145	12,961
Total interest expense	$23,961	$22,504	$21,175

Future minimum payments under the 2022 Notes as of December 31, 2018, are as follows (in thousands):

2019	$7,553
2020	7,553
2021	7,553
2022	339,476
Total future minimum payments under the 2022 Notes	362,135
Less: amounts representing interest	(26,436)
Less: unamortized debt discount	(65,094)
Less: unamortized debt issuance costs	(5,004)
Convertible senior notes balance	$265,601

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

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Notes. Holders of the 2022 Notes and the Note Hedge Warrants do not have any rights with respect to the Convertible Note Hedges. The Company paid approximately $91.9 million for the Convertible Note Hedges and recorded this amount as a long-term asset on the consolidated balance sheet. The Company received approximately $70.8 million for the Note Hedge Warrants and recorded this amount as a long-term liability, resulting in a net cost to the Company of approximately $21.1 million. The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC Topic 815, “Derivatives and Hedging” (Note 7).

12. Commitments and Contingencies

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

During 2014, the Company entered into an agreement, with the Landlord’s consent, to sublease a portion of its corporate headquarters that it did not intend to use for its operation. In connection with the sublease, as well as a rent escalation tied to the Consumer Price Index and fair market rent pursuant to the terms of the 2007 Lease Agreement, the Company had previously recorded losses related to its obligations to the Landlord associated with the sublet space, net of sublease income in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations”. Pursuant to the 2017 Amendment, the Landlord resumed possession of the space that the Company previously subleased to a third party, and the Company is no longer obligated for the sublease associated with this space. The provisions of the 2007 Lease Agreement governing the space which was previously subleased were terminated and as such, the Company revised its accounting estimates associated with its rent expense and sublease income. Upon the relief of these future liabilities, the Company recorded a gain on the extinguishment of sublease loss of approximately $1.6 million during the three months ended March 31, 2017. The change in accounting estimate associated with rent expense was recognized on a prospective, straight-line basis through May 2017. Rent expenses related to the 2007 Lease Agreement and the 2017 Amendment, net of sublease income, recorded during the years ended December 31, 2018, 2017, and 2016 were approximately $18.1 million, approximately $14.7 million, and approximately $11.6 million, respectively.

During the year ended December 31, 2015, the Company entered into 12-month capital leases (the “2015 Vehicle Leases”) for certain vehicles within its vehicle fleet for its field-based sales force and medical science liaisons. The 2015 Vehicle Leases expired at varying times through December 2018. During the six months ended June 30, 2018, the Company entered into new 12-month operating leases (the “2018 Vehicle Leases”) for certain vehicles within its fleet for its field-based sales force and medical science liaisons. In connection with entering into the 2018 Vehicle Leases, all of the 2015 Vehicle Leases were terminated through December 31, 2018. The 2018 Vehicle Leases expire at varying times beginning in April 2019, with an automatic one-month renewal provision. In accordance with the terms of the 2018 Vehicle Leases, the Company maintains a letter of credit securing its obligation under the lease agreements of $1.3 million, which is recorded as restricted cash. Rent expenses related to the 2018 Vehicle Leases were approximately $0.8 million for the year ended December 31, 2018.

The Company has also entered into capital leases for certain computer and office equipment during the year. At December 31, 2018, the weighted average interest rate on the outstanding capital lease obligations was approximately 3.4%. At December 31, 2017, the weighted average interest rate on the outstanding capital lease obligations was approximately 14.5%. At December 31, 2018, the Company had approximately $0.2 million in capital lease obligations.

At December 31, 2018, future minimum lease payments under all non‑cancelable lease arrangements were as follows (in thousands):

Operating
Lease
Payments
2019	$18,736
2020	18,312
2021	18,863
2022	19,365
2023	19,818
2024 and thereafter	22,118
Total future minimum lease payments	$117,212

Commercial Supply Commitments

The Company has entered into multiple supply agreements for the purchase of linaclotide finished drug product and API. Two of the Company’s API supply agreements for supplying API to its collaboration partners outside of North America contain minimum purchase commitments. The amended contracts include remaining total non-cancelable commercial supply purchase obligations of approximately $20.5 million through 2023 as of December 31, 2018.

As of December 31, 2018, the Company had approximately $5.1 million related to the remaining obligations recorded as other liabilities related to linaclotide API supply (Note 8). The remaining payments under the accrued excess purchase commitments are approximately $2.5 million and approximately $2.5 million in the years 2019 and 2020, respectively.  Such payments are recorded as other liabilities in the Company’s consolidated balance sheet. As of December 31, 2018, the Company's unrecognized minimum purchase requirements and other firm commitments related to the supply contracts associated with the territories not covered by the partnerships with Allergan for North America were as follows (in thousands):

2019	$3,096
2020	3,096
2021	3,096
2022	3,096
2023	3,096
Total unrecognized minimum purchase requirements	$15,480

In addition, the Company and Allergan are jointly obligated to make minimum purchases of linaclotide API for the territories covered by the Company's collaboration with Allergan for North America. Currently, Allergan fulfills all such minimum purchase commitments and, as a result, they are excluded from the amounts above. As of December 31, 2018, the Company has evaluated all remaining minimum purchase commitments under its linaclotide API supply agreements and has concluded that the remaining purchase commitments are realizable based on the current forecasts received from certain of the Company’s partners and the Company’s internal forecasts.

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

These agreements are more fully described in Note 5, Collaboration, License, Co-promotion and Other Commercial Agreements, to these consolidated financial statements.

Other Funding Commitments

As of December 31, 2018, the Company has several on‑going studies in various clinical trial stages. The Company’s most significant clinical trial expenditures are to contract research organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2018 and 2017.

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

The Company and Allergan have received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications (“ANDAs”), submitted to the FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), proposed generic versions of LINZESS. In January 2018 and April 2018, the Company and Allergan entered into settlement agreements with two such generic manufacturers, Sun Pharma Global FZE, together with its affiliates (“Sun”) and Aurobindo Pharma Ltd. (“Aurobindo”) and an affiliate of Aurobindo. As a result of the settlement, all Hatch-Waxman litigation between the companies, Sun and Aurobindo regarding LINZESS patents has been dismissed. In December 2018, the Company and Allergan entered into a settlement agreement with Mylan Pharmaceuticals, Inc. (“Mylan”). Pursuant to the terms of the settlement, the Company and Allergan will grant Mylan a license to market a generic version of LINZESS 145 mcg and 290 mcg in the U.S. beginning February 5, 2030, and a generic version of LINZESS 72 mcg in the U.S. beginning August 5, 2030 (both subject to FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur. Further, all ongoing Hatch-Waxman litigations between the companies and Mylan regarding LINZESS patents will be dismissed.

In connection with recent settlements, the Company agreed to pay an aggregate of $4.0 million in avoidance of litigation fees and expenses.

The Company is unable to determine the outcome of its current litigation matters at this time. For additional information relating to such ANDAs and any resolution of related litigation, see Item 3, Legal Proceedings, elsewhere in this Annual Report on Form 10-K.

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

Common Stock

Prior to December 31, 2018, the Company had designated two series of common stock, Series A common stock (“Class A Common Stock”) and Series B common stock (“Class B Common Stock”). The holders of Class A Common Stock and Class B Common Stock voted together as a single class. Class A Common Stock is entitled to one vote per share. Class B Common Stock was also entitled to one vote per share with the following exceptions: (1) after the completion of an initial public offering (“IPO”) of the Company’s stock, the holders of the Class B Common Stock were entitled to ten votes per share if the matter was an adoption of an agreement of merger or consolidation, an adoption of a resolution with respect to the sale, lease, or exchange of the Company’s assets or an adoption of dissolution or liquidation of the Company, and (2) Class B common stockholders were entitled to ten votes per share on any matter if any individual, entity, or group sought to obtain or had obtained beneficial ownership of 30% or more of the Company’s outstanding shares of common stock. Class B Common Stock could be sold at any time and irrevocably converted to Class A Common Stock, on a one‑for‑one basis, upon sale or transfer. The Class B Common Stock was also entitled to a separate class vote for the issuance of additional shares of Class B Common Stock (except pursuant to dividends, splits or convertible securities), or any amendment, alteration or repeal of any provision of the Company’s charter.

On December 31, 2018, all Class B Common Stock automatically converted into Class A Common Stock. The Company had reserved such number of shares of Class A Common Stock as there were outstanding shares of Class B Common Stock solely for the purpose of effecting the conversion of the Class B Common Stock. Upon conversion, 13,972,688 shares of Class B Common Stock were converted to Class A Common Stock. There are no outstanding shares of Class B Common Stock remaining after the conversion as of December 31, 2018.

The Company has reserved, out of its authorized but unissued shares of Class A Common Stock, sufficient shares to effect the conversion of the 2022 Notes and the Note Hedge Warrants, pursuant to the terms thereof (Note 11).

The Company’s shareholders are entitled to dividends if and when declared by the board of directors.

14. Stock Benefit Plans

The following table summarizes the expense recognized for share‑based compensation arrangements in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Employee stock options	$22,410	$21,261	$21,412
Restricted stock units	18,680	8,631	4,023
Restricted stock awards	2,329	2,441	2,325
Non-employee stock options	—	301	529
Employee stock purchase plan	1,097	1,172	910
Stock award	17	14	20
	$44,533	$33,820	$29,219

Share‑based compensation is reflected in the consolidated statements of operations as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$14,849	$12,768	$11,344
Selling, general and administrative	27,442	21,052	17,875
Restructuring expenses	2,242	—	—
	$44,533	$33,820	$29,219

During the three months ended March 31, 2018, the Company reduced its field-based workforce by approximately 60 employees, primarily consisting of field-based sales representatives that promoted DUZALLO or ZURAMPIC in the first position, resulting in a modification to certain share-based payment awards. As a result of the modification, the Company recorded stock-based compensation expense of approximately $0.2 million to restructuring expenses during the year ended December 31, 2018.

During the three months ended June 30, 2018, the Company initiated a reduction in headquarter-based workforce by approximately 40 employees associated with the Company’s intent to separate. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded share-based compensation expense of approximately $1.5 million to restructuring expenses during the year ended December 31, 2018.

During the three months ended September 30, 2018, the Company reduced its workforce by approximately 100 employees, primarily consisting of field-based sales representatives as a result of the termination of the Lesinurad License. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded share-based compensation expense of approximately $0.6 million to restructuring expenses during the year ended December 31, 2018.

Stock Benefit Plans

The Company has two share‑based compensation plans pursuant to which awards are currently being made: the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Equity Plan”) and the Amended and Restated 2010 Employee Stock Purchase Plan (“2010 Purchase Plan”). The Company also has one share‑based compensation plans under which there are outstanding awards, but from which no further awards will be made: the Amended and Restated 2005 Stock Incentive Plan (“2005 Equity Plan”). At December 31, 2018, there were 20,896,991 shares available for future grant under all such plans.

2010 Equity Plan

During 2010, the Company’s stockholders approved the 2010 Equity Plan under which stock options, restricted stock awards, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. There were 6,000,000 shares of common stock initially reserved for issuance under the 2010 Equity Plan. The number of shares available for future grant may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 6,600,000; (ii) 4% of the number of outstanding shares of common stock on the first day of each fiscal year; and (iii) an amount determined by the board of directors. Awards that are returned to the Company’s other equity plans as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2010 Equity Plan. At December 31, 2018, there were 16,712,852 shares available for future grant under the 2010 Equity Plan.

2010 Purchase Plan

During 2010, the Company’s stockholders approved the 2010 Purchase Plan, which gives eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. Each offering period is six months. There were 400,000 shares of common stock initially reserved for issuance pursuant to the 2010 Purchase Plan. The number of shares available for future grant under the 2010 Purchase Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 1,000,000 shares, (ii) 1% of the Class A shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors. At December 31, 2018, there were 4,184,139 shares available for future grant under the 2010 Purchase Plan.

2005 Equity Plan

The 2005 Equity Plan provided for the granting of stock options, restricted stock awards, RSUs, and other share-based awards to employees, officers, directors, consultants, or advisors of the Company. At December 31, 2018, there were no shares available for future grant under the 2005 Equity Plan.

Restricted Stock Awards

In 2018, the Company granted an aggregate of 129,784 shares of Class A Common Stock to independent members of the board of directors under restricted stock agreements in accordance with the terms of the 2010 Equity Plan and the Company’s director compensation plan, effective in January 2014. These shares of restricted stock vest ratably over the period of service from the Company’s 2018 annual meeting of stockholders through the Company’s 2019 annual meeting of stockholders, provided the individual continues to serve on the Company’s board of directors through each vest date.

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

A summary of the unvested shares of restricted stock as of December 31, 2018 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2017	62,496	$17.71
Granted	129,784	$18.58
Vested	(127,384)	$18.15
Forfeited	—	$—
Unvested as of December 31, 2018	64,896	$18.58

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

A summary of RSU activity for the year ended December 31, 2018 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2017	2,277,165	$15.08
Granted	2,048,806	$15.63
Vested	(751,437)	$14.71
Forfeited	(516,726)	$15.14
Unvested as of December 31, 2018	3,057,808	$15.53

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

The weighted average assumptions used to estimate the fair value of the stock options using the Black‑Scholes option-pricing model were as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
	2018	2017	2016
Expected volatility	43.7%	45.8%	45.9%
Expected term (in years)	6.03	6.00	6.06
Risk-free interest rate	2.7%	2.0%	1.5%
Expected dividend yield	—%	—%	—%

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

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2018, 2017 and 2016 was $6.81, $7.62, and $5.08, respectively.

The Company’s Class A Common Stock is issuable upon exercise of all options granted after the closing of the Company’s IPO under the Company’s equity plans. At December 31, 2018, options exercisable into 20,457,537 shares of Class A Common Stock were outstanding.

Subject to approval by the board of directors, option grantees under the 2005 Equity Plan may have the right to exercise an option prior to vesting. The exercise of these shares is not substantive and as a result, the cash paid for the exercise prices is considered a deposit or prepayment of the exercise price and is recorded as a liability. For each of the years ended December 31, 2018 and 2017, there were no option exercises prior to vesting, and as such, no liabilities were recorded.

The Company, from time to time, issues certain time‑accelerated stock options to certain employees. The vesting of these options accelerates upon the achievement of certain performance‑based milestones. If these criteria are not met, such options will vest between six and ten years after the date of grant. During the year ended December 31, 2018, there were no shares that vested as a result of milestone or service period achievements. At both December 31, 2018 and 2017, there were no shares issuable under unvested time‑accelerated options, respectively. When achievement of the milestone is not deemed probable, the Company recognizes compensation expense associated with time-accelerated stock options initially over the vesting period of the respective stock option. When deemed probable of achievement, the Company expenses the remaining unrecognized compensation over the implicit service period. The Company recorded no share-based compensation expense related to these time-accelerated options during the year ended December 31, 2018, and recorded an insignificant amount in share‑based compensation related to these time-accelerated options during each of the years ended December 31, 2017 and 2016.

The Company also grants to certain employees performance‑based options to purchase shares of common stock. These options are subject to performance‑based milestone vesting. During the years ended December 31, 2018 and 2017, there were no shares and 351,500 shares, respectively, that vested as a result of performance milestone achievements. The Company recorded no share-based compensation expense related to these performance-based options during each of the years ended December 31, 2018 and 2017, respectively. The Company recorded share‑based compensation related to these performance‑based options of approximately $1.4 million during the year ended December 31, 2016.

The following table summarizes stock option activity under the Company’s share‑based compensation plans, including performance‑based options:

	Shares of
	Common	Weighted-	Weighted-
	Stock	Average	Average	Aggregate
	Attributable	Exercise	Contractual	Intrinsic
	to Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding at December 31, 2017	21,086,298	$12.90	6.09	$51,476
Granted	3,247,071	$14.92
Exercised	(2,782,061)	$10.30
Cancelled	(1,093,771)	$14.86
Outstanding at December 31, 2018	20,457,537	$13.47	5.80	$4,147
Vested or expected to vest at December 31, 2018	19,571,139	$13.41	5.68	$4,031
Exercisable at December 31, 2018 (1)	15,051,200	$13.17	4.99	$2,872

(1)

All stock options granted under the 2005 Equity Plan contain provisions allowing for the early exercise of such options into restricted stock. The exercisable shares disclosed above represent those that were vested as of December 31, 2018.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was approximately $20.1 million, approximately $16.0 million, and approximately $23.9 million, respectively. The intrinsic value was calculated as the difference between the fair value of the Company’s common stock and the exercise price of the option issued.

The following table sets forth the Company's unrecognized share‑based compensation expense, net of estimated forfeitures, as of December 31, 2018, by type of award and the weighted-average period over which that expense is expected to be recognized:

	Unrecognized	Weighted-Average
	Expense, Net	Remaining
	of Estimated	Recognition
	Forfeitures	Period
	(in thousands)	(in years)
Type of award:
Stock options with time-based vesting	$27,766	2.36
Restricted stock awards	998	0.41
Restricted stock units	25,872	2.22
Performance-based options (1)	1,116	—

(1)	The weighted-average remaining recognition period cannot be determined for performance-based or time-accelerated options due to the nature of such awards, as detailed above.

The total unrecognized share‑based compensation cost will be adjusted for future changes in estimated forfeitures.

15. Income Taxes

In general, the Company has not recorded a provision for federal or state income taxes as it has had cumulative net operating losses since inception.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This law substantially amended the Internal Revenue Code, including reducing the U.S. corporate tax rates. Upon enactment, the Company’s deferred tax asset and related valuation allowance decreased by approximately $153.9 million.  As the deferred tax asset is offset in full by valuation allowance, this enacted legislation had no impact on the Company’s financial position or results of operations. The Company completed its accounting for the tax effects of the Tax Cuts and Job Act as of December 31, 2018 and did not record any material adjustments to its original estimate.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax benefit using U.S. federal statutory rate	$(59,297)	$(39,759)	$(27,780)
Effect of U.S. tax reform	—	153,894	—
Permanent differences	1,221	1,380	1,140
State income taxes, net of federal benefit	(17,121)	(6,117)	(4,606)
Non-deductible share-based compensation	(494)	9	3,528
Excess tax benefits	(1,223)	(2,626)	(5,453)
Fair market valuation of Note Hedge Warrants and Convertible Note Hedges	2,367	1,289	(3,160)
Tax credits	(7,863)	(12,290)	(3,014)
Expiring net operating losses and tax credits	250	276	39
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	1,476	(232)	(3,564)
Change in the valuation allowance	80,684	(95,824)	42,975
Other	—	—	(105)
	$—	$—	$—

Components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$259,450	$254,839
Tax credit carryforwards	60,115	50,732
Capitalized research and development	12,113	14,754
Contingent consideration	14	8,540
Share-based compensation	23,242	18,321
Basis difference on North America collaboration agreement	36,423	22,683
Accruals and reserves	10,867	10,595
Basis difference on 2022 Notes	7,220	3,110
Interest expense	5,104	—
Intangibles	25,928	—
Other	18,867	10,375
Total deferred tax assets	459,343	393,949
Deferred tax liabilities:
Intangibles	—	(15,252)
Total deferred tax liabilities	—	(15,252)
Net deferred tax asset	459,343	378,697
Valuation allowance	(459,343)	(378,697)
Net deferred tax asset	$—	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved at December 31, 2018 and 2017. Management reevaluates the positive and negative evidence on a quarterly basis.

The valuation allowance increased approximately $80.7 million during the year ended December 31, 2018 primarily due to the 2018 net operating loss and increase in tax credit carryforwards; the establishment of a deferred tax asset for temporarily disallowed interest expense; an increase in the basis difference on the collaboration agreement for North America with Allergan; and an increase in intangible deferred tax assets as a result of the impairment of the lesinurad franchise, partially offset by adjustments to the contingent consideration obligation.

The valuation allowance decreased approximately $95.8 million during the year ended December 31, 2017 primarily due to a decrease in net operating losses as a result of U.S. tax reform tax rate reduction, a decrease in contingent consideration, and a decrease in capitalized research & development, partially offset by the 2017 net operating loss and increase in tax credit carryforwards.

Subject to the limitations described below, at December 31, 2018 and 2017, the Company has federal net operating loss carryforwards of approximately $1.2 billion and approximately $1.1 billion, respectively, to offset future federal taxable income, which expire beginning in 2019 continuing through 2037. The 2018 net operating loss of $76 million has an indefinite life. As of December 31, 2018 and 2017, the Company had state net operating loss carryforwards of approximately $877.1 million and approximately $807.7 million, respectively, to offset future state taxable income, which will begin to expire in 2027 and will continue to expire through 2038. The Company also had tax credit carryforwards of approximately $63.3 million and approximately $53.6 million as of December 31, 2018 and 2017, respectively, to offset future federal and state income taxes, which expire at various times through 2038.

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

The following table summarizes the changes in the Company’s unrecognized income tax benefits for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at the beginning of the period	$24,078	$26,393	$17,614
Increases based on tax positions related to the current period	38,551	24,078	26,393
Decreases for tax positions in prior periods	(24,078)	(26,393)	(17,614)
Balance at the end of the period	$38,551	$24,078	$26,393

The Company had gross unrecognized tax benefits of approximately $38.6 million, approximately $24.1 million, and approximately $26.4 million as of December 31, 2018, 2017 and 2016, respectively.  Of the approximately $38.6 million of total unrecognized tax benefits at December 31, 2018, none of the unrecognized tax positions would, if recognized, affect the Company’s effective tax rate, as this item only impacts the Company’s deferred tax accounting.

The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2018, no interest or penalties have been accrued.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2018, 2017, and 2016, although carryforward attributes that were generated prior to tax year 2016 may still be adjusted upon examination by the IRS or state tax authorities if they either have been, or will be, used in a future period. There are currently no federal or state income tax audits in progress.

16. Defined Contribution Plan

The Ironwood Pharmaceuticals, Inc. 401(k) Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon employment. Subject to certain IRS limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company’s board of directors. Currently, the Company provides a matching contribution of 75% of the employee’s contributions, up to $6,000 annually. During the years ended December 31, 2018, 2017 and 2016, the Company recorded approximately $3.7 million, approximately $3.9 million, and approximately $3.2 million of expense related to its 401(k) company match, respectively.

17. Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. As of December 31, 2018 and 2017, the Company had approximately $60.0 million and approximately $79.0 million, respectively, in related party accounts receivable, net of related party accounts payable, associated with Allergan.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016.  The Company paid approximately $11.9 million, approximately $12.1 million, and approximately $8.5 million in insurance premiums to this insurance provider during the years ended December 31, 2018, 2017, and 2016, respectively. At both December 31, 2018 and 2017, the Company had no accounts payable due to this related party.

18. Workforce Reduction

On January 30, 2018, the Company commenced an initiative to evaluate the optimal mix of investments for the lesinurad franchise. As part of this effort, the Company reduced its field-based workforce by approximately 60 employees, primarily consisting of field-based sales representatives that promoted DUZALLO or ZURAMPIC in the first position.

During the three months ended March 31, 2018, the Company substantially completed the implementation of this reduction in field-based workforce and, in accordance with ASC 420, Exit or Disposal Activities, recorded approximately $2.4 million of costs including employee severance, benefits and related costs. These costs are reflected in the consolidated statement of operations as approximately $2.4 million in restructuring expenses.

On June 27, 2018, the Company determined the initial organizational designs of the two new businesses, including employees’ roles and responsibilities, in connection with the Company’s intent to separate its sGC business from its commercial and GI business. As part of this process, the Company has initiated a reduction in its headquarter-based workforce by approximately 40 employees and substantially completed the reduction in its workforce during the year ending December 31, 2018. During the year ended December 31, 2018, the Company recorded approximately $5.2 million of costs, including employee severance, benefits and related costs, in connection with the reduction in workforce associated with the Company’s intent to separate in accordance with ASC 420, Exit and Disposal Activities. These costs are reflected in the consolidated statement of operations as restructuring expenses.

On August 16, 2018, the Company initiated a reduction in its workforce by approximately 100 employees, primarily consisting of field-based sales representatives in connection with the termination of the Lesinurad License and substantially completed the reduction in its workforce and record associated costs during the year ended December 31, 2018. During the year ended December 31, 2018, the Company recorded approximately $8.3 million of costs, including approximately $5.4 million of severance, benefits and related costs and approximately $2.9 million of contract-related costs, including the write-down of certain prepaid assets and deposits, in accordance with ASC 420, Exit and Disposal Activities. These costs are reflected in the consolidated statement of operations as restructuring expenses.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the year ended December 31, 2018 (in thousands):

				Amounts
				Accrued at
	Charges	Amount Paid	Adjustments	December 31, 2018
Employee severance, benefits and related costs
January 2018 Reduction	$2,228	$(2,215)	$(13)	$—
June 2018 Reduction	4,009	(2,776)	(119)	1,114
August 2018 Reduction	5,383	(3,522)	(105)	1,756
Total	$11,620	$(8,513)	$(237)	$2,870

Contract related costs
August 2018 Reduction	$1,265	$(614)	$(218)	$433
Total	$1,265	$(614)	$(218)	$433

During the year ended December 31, 2018, the Company recorded approximately $15.9 million in restructuring expenses.

19. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)
2018
Total revenues (1)	$69,155	$81,106	$65,686	$130,692	$346,639
Total cost and expenses (2)	105,023	121,026	234,785	124,697	585,531
Other expense, net (3)	(7,276)	(9,460)	(5,252)	(21,488)	(43,476)
Net loss	(43,144)	(49,380)	(174,351)	(15,493)	(282,368)
Net loss per share--basic and diluted	$(0.29)	$(0.32)	$(1.14)	$(0.10)	$(1.85)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)
2017
Total revenues (4)	$52,166	$65,077	$86,825	$94,208	$298,276
Total cost and expenses (5)	91,871	106,088	106,259	71,443	375,661
Other expense, net (6)	(12,796)	(3,213)	(12,863)	(10,680)	(39,552)
Net (loss) income	(52,501)	(44,224)	(32,297)	12,085	(116,937)
Net (loss) income per share--basic and diluted	$(0.36)	$(0.30)	$(0.22)	$0.08	$(0.78)

(1)

Total revenues includes approximately $70.4 million of revenue from sales of linaclotide API to our linaclotide partners, primarily driven by the commercialization of linaclotide in Japan for the year ended December 31, 2018.

(2)

Total costs and expenses includes approximately $15.9 million in restructuring expenses for the year ended December 31, 2018, as well as approximately $151.8 million related to the impairment of intangible assets and approximately $31.0 million related to a gain on remeasurement of contingent consideration incurred during the third quarter of 2018 in connection with the exit of the Lesinurad License.

(3)	Other expense, net includes approximately $8.7 million loss on fair value remeasurement of derivatives for the year ended December 31, 2018.
(4)

Total revenues includes approximately $29.7 million of revenue from sales of linaclotide API to our linaclotide partners, primarily driven by the commercialization of linaclotide in Japan for the year ended December 31, 2017.

(5)

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

(6)

Other (expense) income, net includes an approximately $2.0 million loss on extinguishment of debt in the first quarter of 2017 related to the write-off of the remaining PhaRMA Notes unamortized debt issuance costs.

20. Subsequent Events

On January 4, 2019, the Company announced certain management changes in connection with, and, in certain instances, contingent upon successful completion of, the planned separation.  On January 3, 2019, the Company entered into an agreement with Mark Mallon to become an Executive Senior Advisor to the Company.  Mr. Mallon will be a full-time employee of the Company, initially responsible for performing such executive level duties and responsibilities as the Chair of the Governance and Nominating Committee of the Company’s board of directors may assign.  In addition, the Company announced on January 4, 2019 that, upon successful completion of the separation, Peter M. Hecht, the Company’s current Chief Executive Officer, is expected to resign from that position, as well as his position as a member of the board of directors, and become, subject to approval by the board of directors of Cyclerion, Chief

Executive Officer of Cyclerion and a member of its board of directors.  The Ironwood board of directors has agreed, if and when the separation is completed, to elevate Mr. Mallon to the position of Chief Executive Officer of the Company, subject to his satisfactory performance of his role as Executive Senior Advisor.  If Mr. Mallon becomes Chief Executive Officer of the Company, he will serve as a member of the Ironwood board of directors, subject to the Ironwood board of directors’ approval.

On February 7, 2019, following further analysis of Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of its organization, the Company commenced a reduction in its workforce by 35 employees, primarily based in the home office.  The Company’s field-based sales force and employees expected to go to Cyclerion are excluded from the workforce reduction.  The Company expects to substantially complete the reduction in its workforce during the first quarter of 2019.

The Company estimates that, in connection with this reduction in its workforce, it will incur substantially all aggregate charges in the first quarter of 2019 of approximately $3.0 million to approximately $4.0 million for one-time employee severance and benefit costs.  Of these charges, approximately 85% are expected to result in cash expenditures.

Exhibit Index

Incorporated by reference herein
Number	Description	Form	Date
3.1	Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2010
3.2	Fifth Amended and Restated Bylaws	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2010
3.3	Certificate of Retirement	Registration Statement on Form 8-A/A (File No. 001-34620)	January 3, 2019
4.1	Specimen Class A common stock certificate	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	January 20, 2010
4.2	Indenture, dated as of June 15, 2015, by and between Ironwood Pharmaceuticals, Inc. and U. S. Bank National Association (including the form of the 2.25% Convertible Senior Note due 2022)	Current Report on Form 8‑K (File No. 001‑34620)	June 15, 2015
4.3	Indenture, dated as of September 23, 2016, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 8.375% Notes due 2026)	Current Report on Form 8‑K (File No. 001‑34620)	September 26, 2016
10.1#	Amended and Restated 2002 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009
10.2#	Amended and Restated 2005 Stock Incentive Plan and form agreements thereunder	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	January 29, 2010
10.3#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S‑8, as amended (File No. 333‑184396)	October 12, 2012
10.3.1#	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10‑Q (File No. 001‑34620)	November 6, 2018
10.3.2#	Form of Non‑employee Director Restricted Stock Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.3.3#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10‑Q (File No. 001‑34620)	November 6, 2018
10.4#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.5#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10‑Q (File No. 001‑34620)	April 29, 2014

Incorporated by reference herein
Number	Description	Form	Date
10.6#*	Form of Executive Severance Agreement
10.7#	Director Compensation Plan effective January 1, 2014	Annual Report on Form 10‑K (File No. 001‑34620)	February 7, 2014
10.8#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009
10.9#	Offer Letter, dated January 3, 2019, between Ironwood Pharmaceuticals, Inc. and Mark Mallon	Current Report on Form 8‑K (File No. 001‑34620)	January 4, 2019
10.10+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010
10.10.1	Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.11+	Commercial Agreement, dated as of January 31, 2017, by and among Allergan USA, Inc., Forest Laboratories, LLC and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017
10.12+	License Agreement, dated as of April 30, 2009, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010
10.12.1+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2013
10.12.2+	Amendment to the License Agreement, dated as of October 26, 2015, by and between Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 19, 2016
10.12.3+	Amendment to the License Agreement dated as of January 31, 2017, by and between Allergan Pharmaceuticals International Ltd., and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017

Incorporated by reference herein
Number	Description	Form	Date
10.13+	Novation Agreement, dated as of October 26, 2015, by and among Almirall, S.A., Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 19, 2016
10.14+	License Agreement, dated as of November 10, 2009, by and among Astellas Pharma Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	February 2, 2010
10.15+	Collaboration Agreement, dated as of October 23, 2012, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.16+	License Agreement, dated as of April 26, 2016, by and between Ardea Biosciences, Inc. and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2016
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

		Annual Report on Form 10‑K (File No. 001‑34620)	February 7, 2014
10.19+	Commercial Supply Agreement, dated as of April 26, 2016, by and between AstraZeneca Pharmaceuticals LP and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10‑Q (File No. 001‑34620)	August 8, 2016
10.20	Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 12, 2007, as amended on April 9, 2009, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Registration Statement on Form S‑1, as amended (File No. 333‑163275)	December 23, 2009

Incorporated by reference herein
Number	Description	Form	Date
10.20.1	Second Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 9, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
10.20.2	Third Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 1, 2010, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2011
10.20.3	Fourth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of February 3, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	March 30, 2011
10.20.4	Fifth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 18, 2011, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 29, 2012
10.20.5	Sixth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 19, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.20.6	Seventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 30, 2012, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 21, 2013
10.20.7	Eighth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of July 8, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.20.8	Ninth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of October 27, 2014, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015

Incorporated by reference herein
Number	Description	Form	Date
10.20.9	Tenth Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of January 21, 2015, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10‑K (File No. 001‑34620)	February 18, 2015
10.20.10	Eleventh Amendment to Lease for facilities at 301 Binney St., Cambridge, MA, dated as of June 30, 2016, by and between Ironwood Pharmaceuticals, Inc. and BMR‑Rogers Street LLC	Annual Report on Form 10-K (File No. 001-34620)	February 22, 2017
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