Form 10-Q
period 2019-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2019-05-02
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	IRWD	Nasdaq Global Select Market

As of April 30, 2019, there were 155,621,305 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

•	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
•	the timing, investment and associated activities involved in commercializing LINZESS® by us and Allergan plc in the U.S.;

•	the timing and execution of the launches and commercialization of CONSTELLA® in Europe and LINZESS in Japan and China;

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

•	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions described herein;

•	inventory levels and write downs, or asset impairments, and the drivers thereof, and inventory purchase commitments;

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products and product candidates;

•	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;

•	trends and challenges in our potential markets;

•	our ability to attract and motivate key personnel;

•	any benefits or costs of the separation of the Company’s operations into two independent, publicly traded companies, including the tax treatment; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$119,045	$173,172
Accounts receivable, net	3,291	20,991
Related party accounts receivable, net	69,326	59,959
Inventory, net	593	—
Prepaid expenses and other current assets	8,327	11,063
Restricted cash	1,250	1,250
Total current assets	201,832	266,435
Restricted cash, net of current portion	6,426	6,426
Property and equipment, net	19,017	17,270
Operating lease right-of-use assets	84,833	—
Convertible note hedges	50,589	41,020
Goodwill	785	785
Other assets	56	114
Total assets	$363,538	$332,050
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,203	$18,123
Accrued research and development costs	9,734	8,219
Accrued expenses and other current liabilities	39,591	45,252
Capital lease obligations	—	73
Current portion of deferred rent	—	252
Current portion of 2026 Notes	45,961	47,554
Current portion of operating lease liabilities	12,080	—
Current portion of contingent consideration	—	51
Total current liabilities	118,569	119,524
Capital lease obligations, net of current portion	—	158
Deferred rent, net of current portion	—	6,308
Note hedge warrants	39,388	33,763
Convertible senior notes	269,947	265,601
Operating lease liabilities, net of current portion	79,950	—
2026 Notes, net of current portion	90,140	100,537
Other liabilities	2,723	2,530
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 155,625,549 issued and outstanding at March 31, 2019 and 500,000,000 shares authorized and 154,414,691 shares issued and outstanding at December 31, 2018	156	154
Additional paid-in capital	1,413,077	1,394,603
Accumulated deficit	(1,650,412)	(1,591,128)
Total stockholders’ deficit	(237,179)	(196,371)
Total liabilities and stockholders’ deficit	$363,538	$332,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Collaborative arrangements revenue	$66,152	$63,086
Product revenue, net	—	635
Sale of active pharmaceutical ingredient	2,578	5,434
Total revenues	68,730	69,155
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	1,043	2,607
Research and development	53,990	36,505
Selling, general and administrative	64,741	59,501
Amortization of acquired intangible assets	—	3,476
Loss on fair value remeasurement of contingent consideration	—	512
Restructuring expenses	3,328	2,422
Total cost and expenses	123,102	105,023
Loss from operations	(54,372)	(35,868)
Other (expense) income:
Interest expense	(9,592)	(9,273)
Interest and investment income	736	681
Gain on derivatives	3,944	1,316
Other expense, net	(4,912)	(7,276)
Net loss	$(59,284)	$(43,144)
Net loss per share—basic and diluted	$(0.38)	$(0.29)
Weighted average number of common shares used in net loss per share—basic and diluted:	154,956	151,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(59,284)	$(43,144)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	—	(12)
Total other comprehensive loss	—	(12)
Comprehensive loss	$(59,284)	$(43,156)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2018	154,414,691	154	1,394,603	(1,591,128)	$(196,371)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	1,210,858	2	3,486	—	3,488
Share-based compensation expense related to share-based awards to employees and employee stock purchase plan	—	—	14,988	—	14,988
Net loss	—	—	—	(59,284)	(59,284)
Balance at March 31, 2019	155,625,549	$156	$1,413,077	$(1,650,412)	$(237,179)

							Accumulated
	Class A		Class B		Additional		other	Total
	common stock		common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	deficit
Balance at December 31, 2017	136,465,526	137	13,983,762	14	1,318,536	(1,308,760)	(79)	9,848
Issuance of common stock upon exercise of stock options and employee stock purchase plan	882,448	1	272,146	—	6,193	—	—	6,194
Issuance of common stock awards	162	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	258,551	—	(258,551)	—	—	—	—	—
Share-based compensation expense related to share-based awards to employees and employee stock purchase plan	—	—	—	—	9,062	—	—	9,062
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	—	(43,144)	—	(43,144)
Balance at March 31, 2018	137,606,687	$138	13,997,357	$14	$1,333,791	$(1,351,904)	$(91)	$(18,052)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(59,284)	$(43,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,242	1,790
Amortization of acquired intangible assets	—	3,476
Loss (gain) on disposal of property and equipment	586	(34)
Share-based compensation expense	14,988	9,043
Change in fair value of note hedge warrants	5,625	3,941
Change in fair value of convertible note hedges	(9,569)	(5,257)
Accretion of discount/premium on investment securities	—	(118)
Non-cash interest expense	4,609	4,239
Non-cash change in fair value of contingent consideration	—	512
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	8,333	11,506
Prepaid expenses and other current assets	2,481	(1,647)
Inventory, net	(152)	(768)
Other assets	58	62
Accounts payable, related party accounts payable and accrued expenses	(13,454)	(12,300)
Accrued research and development costs	1,515	(2,640)
Operating lease right-of-use assets	3,466	—
Operating lease liabilities	(2,829)	—
Deferred rent	—	453
Net cash used in operating activities	(42,385)	(30,886)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(2,491)
Sales and maturities of available-for-sale securities	—	48,620
Purchases of property and equipment	(3,235)	(1,509)
Proceeds from sale of property and equipment	258	33
Net cash (used in) provided by investing activities	(2,977)	44,653
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	3,487	6,203
Payments on capital lease obligations	—	(827)
Principal payments on 2026 notes	(12,252)	—
Payments on contingent purchase price consideration	—	(91)
Net cash (used in) provided by financing activities	(8,765)	5,285
Net (decrease) increase in cash, cash equivalents and restricted cash	(54,127)	19,052
Cash, cash equivalents and restricted cash, beginning of period	180,848	132,792
Cash, cash equivalents and restricted cash, end of period	$126,721	$151,844

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$119,045	$144,788
Restricted cash	7,676	7,056
Total cash, cash equivalents, and restricted cash	$126,721	$151,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Overview

Ironwood Pharmaceuticals, Inc. (“Ironwood” or the “Company”) is a gastrointestinal (“GI”) healthcare company focused on creating medicines that make a difference for people living with GI diseases. The Company is advancing innovative product opportunities in areas of large unmet need, capitalizing on its proven development and commercial capabilities and its deep expertise in GI diseases. On April 1, 2019, the Company completed its tax-free spin-off of its soluble guanylate cyclase (“sGC”) business into a separate, publicly traded company called Cyclerion Therapeutics, Inc. (“Cyclerion”).

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

The Company has formed strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world. The Company and its partner, Allergan plc (together with its affiliates, “Allergan”), began commercializing LINZESS in the U.S. in December 2012. Under the Company’s collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between the Company and Allergan. Allergan also has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China, Hong Kong, Macau, Japan and the countries and territories of North America (the “Allergan License Territory”). On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan pays the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.

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

The Company and Allergan are also advancing MD-7246, a delayed release form of linaclotide, as an oral, intestinal, non-opioid pain relieving agent for patients suffering from abdominal pain associated with IBS with diarrhea (“IBS-D”).

The Company is advancing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of persistent gastroesophageal reflux disease (“GERD”). In June 2018, the Company initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with persistent GERD.

On April 1, 2019, Ironwood completed the previously announced separation of its sGC business, and certain other assets and liabilities, into a separate, independent publicly traded company (the “Separation”). The Separation was effected by means of a distribution of all of the outstanding shares of common stock, with no par value, of Cyclerion through a dividend of Cyclerion’s common stock, to Ironwood’s stockholders of record as of the close of business on March 19, 2019. Cyclerion is a clinical-stage biopharmaceutical company harnessing the power of sGC pharmacology to discover, develop, and commercialize breakthrough treatments for serious and orphan diseases. Cyclerion’s portfolio is comprised of several sGC stimulators, including olinciguat a vascular sGC stimulator in Phase II development, praliciguat a systemic sGC stimulator in Phase II development, and IW-6463, a central nervous system-penetrant sGC stimulator in Phase I development. The accompanying condensed consolidated financial statements and related disclosure are as of March 31, 2019 and do not reflect the effects of the Separation on the Company’s assets, liabilities, and stockholders’ deficit.

Additionally, the Company has periodically entered into co-promotion agreements to maximize its salesforce productivity. In December 2018 and in March 2019, the Company extended the VIBERZI Amendment, and in April 2019, the Company entered into a new agreement with Allergan, to continue sales detailing activities for VIBERZI, for treatment for adults suffering from IBS-D through December 2019.

These agreements are more fully described in Note 3, Collaboration, License, Co-Promotion and Other Commercial Agreements, to these condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 25, 2019 (the “2018 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of March 31, 2019, and the results of its operations for the three months ended March 31, 2019 and 2018, its statements of stockholders’ deficit  for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly owned subsidiaries as of March 31, 2019, including Cyclerion, which on April 1, 2019 became an independent, publicly-traded company, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an on-going basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the condensed consolidated financial statements include those related to revenue recognition; available-for-sale securities; accounts receivable; inventory valuation, and related reserves; impairment of long-lived assets, including goodwill; initial valuation procedures for right-of-use assets and operating lease liabilities; initial valuation procedures for the issuance of convertible notes; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Reclassifications of Prior Period Financial Statements

Certain prior period financial statement items, such as restructuring expenses, have been reclassified to conform to current period presentation.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2018 Annual Report on Form 10-K. During the three months ended March 31, 2019, the Company adopted the following additional significant accounting policies:

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the three months ended March 31, 2019 reflect the application of ASC 842 guidance, while the reported results for prior periods were prepared in conjunction with ASC 840, Leases (“ASC 840”). Because there were no material changes to the values of capital leases as a result of adoption of ASC 842, the Company concluded that no cumulative-effect adjustment to the accumulated deficit as of January 1, 2019 was necessary.

The recognition of right-of-use assets and lease liabilities related to our operating leases under ASC 842 has had a material impact on the Company’s condensed consolidated financial statements.

As part of the ASC 842 adoption, the Company has utilized certain practical expedients outlined in the guidance. These practical expedients include:

•	Accounting policy election to use the short-term lease exception by asset class;
•	Election of the practical expedient package during transition, which includes:
o	An entity need not reassess whether any expired or existing contracts are or contain leases.
o

An entity need not reassess the classification for any expired or existing leases. As a result, all leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases under ASC 842, and all leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases under ASC 842.

o	An entity need not reassess initial direct costs for any existing leases.

The Company’s lease portfolio as of the adoption date includes: a property lease for its headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment. The Company determines if an arrangement is a lease at the inception of the contract. The asset component of the Company’s operating leases are recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets. As of March 31, 2019, the Company did not have any finance leases.

Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. Existing leases in the Company’s lease portfolio as of the adoption date were valued as of January 1, 2019. The Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, if an implicit rate of return is not provided with the lease contract. Operating lease right-of-use assets are adjusted for incentives received.

Lease cost is recognized on a straight-line basis over the lease term, and includes amounts related to short-term leases.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2019 that had a material effect on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC Topic 840, Leases, and most industry-specific guidance with ASC Topic 842, Leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a 12-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), Codification Improvements (“ASU 2018-10”), ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”), and ASU No. 2019-01 Leases (Topic 842), Codification Improvements (“ASU 2019-01”) to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance, such as the rate implicit in a lease, impairment of the net investment in a lease, lessee reassessment of lease classifications, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASU 2018-11 allow for an additional transition method, whereby at the adoption date the entity recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, while the comparative period disclosures continue recognition under ASC Topic 840. Additionally, ASU 2018-11 includes a practical expedient for separating contract components for lessors.  The Company adopted ASC Topic 842 using the optional transition method outlined in ASU 2018-11 as of January 1, 2019. The adoption of ASC Topic 842 resulted in the recognition of operating lease right-of-use assets of approximately $88.3 million and corresponding lease liabilities of approximately $94.9 million. The adoption of these ASUs did not have a material impact on the Company’s results of operations, however, the adoption resulted in significant changes to the Company’s financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 will have on the Company’s financial position and results of operations.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (“ASU 2016-16”). ASU 2016-16 eliminates the ability to defer the tax expense related to intra-entity asset transfers other than Inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard during the three months ended March 31, 2019. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted but not earlier than an entity’s adoption date of Topic 606. The Company adopted this standard during the three months ended March 31, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial position and results of operations.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”). The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation—Stock Compensation—Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation—Stock Compensation—Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard during the three months ended March 31, 2019. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

In June 2015, in connection with the issuance of approximately $335.7 million in aggregate principal amount of the 2022 Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”). The Convertible Note Hedges are generally expected to reduce the potential dilution to the Company’s Class A common stockholders upon a conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Notes in the event that the market price per share of the Company’s Class A common stock, as measured under the terms of the Convertible Note Hedges, is greater than the conversion price of the 2022 Notes (Note 8). The Convertible Note Hedges are not considered for purposes of calculating the number of diluted weighted average shares outstanding, as their effect would be antidilutive.

Concurrently with entering into the Convertible Note Hedges, the Company also entered into certain warrant transactions in which it sold note hedge warrants (the “Note Hedge Warrants”) to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments. The Note Hedge Warrants could have a dilutive effect on the Company’s Class A common stock to the extent that the market price per share of the Class A common stock exceeds the applicable strike price of such warrants (Note 8). The Note Hedge Warrants are not considered for purposes of calculating the number of diluted weighted averages shares outstanding, as their effect would be antidilutive. As a result of the Separation, effective April 15, 2019, the conversion rate under the indenture was adjusted from 60.3209 to 68.9172 shares of Ironwood common stock per $1,000 principal amount of the 2022 Notes (Note 13).

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Options to purchase common stock	24,080	22,973
Shares subject to repurchase	32	31
Restricted stock units	3,641	3,230
Shares subject to issuance under Employee Stock Purchase Plan	125	138
Note hedge warrants	20,250	20,250
2022 Notes	20,250	20,250
	68,378	66,872

3. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the three months ended March 31, 2019, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Astellas for Japan and with Allergan for the Allergan License Territory. The Company also had agreements with Allergan to co-promote VIBERZI in the U.S. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue and sale of active pharmaceutical ingredient (“API”) attributable to transactions from these arrangements (in thousands):

	Three Months Ended
	March 31,
Collaborative Arrangements Revenue	2019	2018
Linaclotide Agreements:
Allergan (North America)	$64,785	$61,599
Allergan (Europe and other)	420	272
Co-Promotion and Other Agreements:
Allergan (VIBERZI)	—	750
Other	947	465
Total collaborative arrangements revenue	$66,152	$63,086
Sale of API (1)
Linaclotide Agreements:
Astellas (Japan)	$2,575	$5,434
Other (1)	3	—
Total sale of API	$2,578	$5,434

(1) Sale of API includes an insignificant amount of revenue from the sale of drug product to AstraZeneca in China during the three months ended March 31, 2019.

Accounts receivable, net and related party accounts receivable, net totaled approximately $72.6 million related to collaborative arrangements revenue and sale of API as of March 31, 2019, net of approximately $2.7 million related to related party accounts payable.

As of March 31, 2019, there were no impairment indicators for the accounts receivable recorded. During the three months ended March 31, 2019, there was no significant unusual activity in accounts receivable.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At March 31, 2019, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 11). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraints have been lifted.

As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company offset approximately $3.2 million in incremental research and development costs during the three months ended March 31, 2019 and recognized approximately $1.4 million in incremental research and development costs during the three months ended March 31, 2018, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

The Company and Allergan began commercializing LINZESS in the U.S. in December 2012. The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S. Net profits or net losses consist of net sales of LINZESS to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. LINZESS net sales are calculated and recorded by Allergan and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions. If either party provided fewer calls on physicians in a particular year than it was contractually required to provide, such party’s share of the net profits would be adjusted as set forth in the collaboration agreement for North America. The Company has completed its obligations under the terms of the commercial agreement with Allergan, pursuant to which it promoted CANASA, and these adjustments to the share of the net profits have been eliminated, in full, in 2018 and all subsequent years. In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico.

The Company evaluated this collaboration arrangement under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that all development-period performance obligations had been satisfied as of September 2012. However, the Company has determined that there are three remaining commercial-period performance obligations, which include the sales detailing of LINZESS, participation in the joint commercialization committee, and approved additional trials. The consideration remaining includes cost reimbursements in the U.S., as well as commercial sales-based milestones and net profit and loss sharing payments based on net sales in the U.S. Additionally, the Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Royalties, commercial sales-based milestones, and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, in accordance with the sales-based royalty exception, as these payments relate predominately to the license granted to Allergan. The Company records royalty revenue in the period earned based on royalty reports from its partner, if available, or based on the projected sales and historical trends. The cost reimbursements received from Allergan during the commercialization period will be recognized as billed in accordance with the right-to-invoice exemption, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

Under the Company’s collaboration with Allergan for North America, LINZESS net sales are calculated and recorded by Allergan and include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions, as noted above. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis less commercial expenses, and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable. This treatment is in accordance with the Company’s revenue recognition policy, given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with Allergan for North America. The Company relies on Allergan to provide accurate and complete information related to net sales of LINZESS in accordance with U.S. generally accepted accounting principles in order to calculate its settlement payments to and from Allergan and record collaboration expense or collaborative arrangements revenue, as applicable.

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three months ended March 31, 2019 and 2018 as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$64,293	$61,150
Royalty revenue	492	449
Total collaborative arrangements revenue	$64,785	$61,599

The collaborative arrangements revenue recognized in the three months ended March 31, 2019 and 2018 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)(2)	$64,293	$61,150
Selling, general and administrative costs incurred by the Company(1)	(10,277)	(10,928)
The Company’s share of net profit	$54,016	$50,222

(1)

Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan for the three months ended March 31, 2019 and 2018.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized approximately $0.5 million and approximately $0.4 million of combined royalty revenues from Canada and Mexico during the three months ended March 31, 2019 and 2018, respectively.

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

In January 2017, concurrently with entering into the commercial agreement as described below in Commercial Agreement with Allergan, the Company and Allergan entered into an amendment to the European License Agreement (the “2017 Amendment”). The European License Agreement, as amended (the “Allergan License Agreement”), extended the license to develop and commercialize linaclotide in all countries other than China, Hong Kong, Macau, Japan, and the countries and territories of North America. On a country-by-country and product-by-product basis in such additional territory, Allergan is obligated to pay the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in the expanded territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. Allergan is also obligated to assume certain purchase commitments for quantities of linaclotide API under the Company’s agreements with third-party API suppliers. The amendment to the European License Agreement did not modify any of the milestones or royalty terms related to Europe.

The Company concluded that the 2017 Amendment was a material modification to the European License Agreement; however, this modification did not have a material impact on the Company's condensed consolidated financial statements as there was no deferred revenue associated with the European License Agreement. The Company also concluded that the 2017 Amendment was not a material modification to the linaclotide collaboration agreement with Allergan for North America. The Company’s conclusions on deliverables under ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605-25”) are described below in Commercial Agreement with Allergan.

The Company evaluated the European License Agreement under ASC 606. In evaluating the terms of the 2009 European License Agreement under ASC 606, the Company determined that there are no remaining performance obligations as of September 2012. However, the Company continues to be eligible to receive consideration in the form of commercial launch milestones, sales-based milestones, and royalties.

The commercial launch milestones, sales-based milestones and royalties under the European License Agreement have historically been recognized as revenue as earned. Under ASC 606, the Company applied the sales-based royalty exception to royalties and sales-based milestones, as these payments relate predominantly to the license granted to Allergan (formerly Almirall). Accordingly, the royalties and sales-based milestones are recorded as revenue in the period earned. The Company records royalties on sales of CONSTELLA in Europe in the period earned based on royalty reports from its partner, if available, or the projected sales and historical trends. The commercial launch milestones are recognized as revenue when it is probable that a significant reversal of revenue would not occur and the associated constraint has been lifted.

Additionally, the Company evaluated the terms of the 2017 Amendment under ASC 606 and determined that it would be treated as a separate contract given that it adds a distinct good or service at an amount that reflects standalone selling price. The Company determined that all performance obligations in the 2017 Amendment were satisfied in January 2017 when the license for the additional territory was transferred. The Company continues to receive royalties under this agreement, which are recorded in the period earned pursuant to the sales-based royalty exception, as they related predominantly to the license granted to Allergan.

The Company recognized approximately $0.4 million and $0.3 million of royalty revenue from the European License Agreement during the three months ended March 31, 2019 and 2018, respectively.

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

In 2009, Astellas paid the Company a non‑refundable, up‑front licensing fee of $30.0 million, which was recognized as collaborative arrangements revenue on a straight‑line basis over the Company’s estimate of the period over which linaclotide was developed under the license agreement in accordance with ASC 605, Revenue Recognition (“ASC 605”). The development period was completed in December 2016 upon approval of LINZESS by the Japanese Ministry of Health, Labor and Welfare, at which point all previously deferred revenue under the agreement was recognized.

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

During the three months ended March 31, 2019 and 2018, the Company recognized approximately $2.6 million and approximately $5.4 million from the sale of API to Astellas under the license agreement and the Astellas Commercial Supply Agreement. The royalties on sales of LINZESS in Japan did not exceed the transfer price of API sold and other contractual deductions during each of the periods presented.

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

•	research, development and regulatory services pursuant to the IDP, as modified from time to time (the “R&D Services”),
•	JDC services,
•	obligation to supply clinical trial material, and
•	co‑promotion services for AstraZeneca’s product (the “Co‑Promotion Deliverable”) (the Co-Promotion Deliverable was completed and all associated revenue was recognized as of December 31, 2013).

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

Upon the adoption of ASC 606, the Company reevaluated the AstraZeneca Agreements and, consistent with its conclusions under ASC 605, identified six performance obligations including the license, R&D services, JDC services, supply of clinical trial material, co-promotion services for NEXIUM, and Joint Commercialization Committee (“JCC”) services. The Company determined that the supply of linaclotide drug product for commercial requirements was an optional service at inception of the arrangement and did not provide a material right to AstraZeneca.

At the adoption date, the Company had fully satisfied its obligation to transfer the license and NEXIUM co-promotion services to AstraZeneca. The following remaining performance obligations are ongoing as of March 31, 2019:

•	R&D Services,
•	JDC services,
•	obligation to supply clinical trial material, and
•	JCC services.

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

During each of the three months ended March 31, 2019 and 2018, the Company offset an insignificant amount related to R&D Services and JDC services. During the three months ended March 31, 2019 and 2018, the Company recognized an insignificant amount and no revenue, respectively, related to linaclotide drug product as sale of API. Additionally, the Company incurred approximately $0.2 million related to pre-launch commercial services and supply chain services during the three months ended March 31, 2019.

Co-Promotion and Other Agreements

Agreement with Allergan for VIBERZI

In August 2015, the Company and Allergan entered into an agreement for the co‑promotion of VIBERZI in the U.S., Allergan’s treatment for adults suffering from IBS‑D (the “VIBERZI Co‑Promotion Agreement”). The VIBERZI Co-Promotion Agreement was effective through December 31, 2017.

Under the terms of the VIBERZI Co Promotion Agreement, the Company’s promotional efforts were compensated based on the volume of calls delivered by the Company’s sales force, with the terms of the agreement reducing or eliminating certain of the unfavorable adjustments to the Company’s share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America, provided that the Company provided a minimum number of VIBERZI calls on physicians.  The Company provided the minimum number of VIBERZI calls on physicians pursuant to the VIBERZI Co-Promotion Agreement, and was compensated with the elimination of certain of the unfavorable adjustments to the Company’s share of net profits stipulated by the linaclotide collaboration agreement with Allergan for North America for the years ending December 31, 2016, 2017 and 2018.

In December 2017, the Company and Allergan entered into an amendment to the commercial agreement with Allergan (the “VIBERZI Amendment”), as described below, to include the VIBERZI promotional activities through December 31, 2018. Under the terms of the VIBERZI Amendment, the Company’s clinical sales specialists continued detailing VIBERZI in the second position to the same health care practitioners to whom they detailed LINZESS in the first position and provided certain medical education services. The Company had the potential to achieve a milestone payment of up to $7.5 million based on the net sales of VIBERZI during 2018, and was compensated approximately $3.0 million over the term of the agreement for its medical education initiatives. The Company evaluated the VIBERZI Amendment in accordance with ASC 606 and determined that it would be treated as a separate contract because it adds a distinct good or service at an amount that reflects standalone selling price. The following performance obligations under the VIBERZI Amendment were identified:

•	sales detailing of VIBERZI in either first or second position, and
•	medical education services.

The sales-based milestone payment was recognized as collaborative arrangements revenue when it was probable that a significant reversal of revenue would not occur and the associated constraint had been lifted. During the three months ended December 31, 2018, the Company determined the sales-based milestone payment was no longer constrained and recognized approximately $1.3 million in collaborative arrangements revenue. The consideration related to medical education events of approximately $3.0 million was recognized over the period of performance that medical education services are provided.  During the three months ended March 31, 2018, the Company recognized approximately $0.8 million of collaborative arrangements revenue related to VIBERZI. In December 2018 and in March 2019, the Company extended the VIBERZI Amendment, and in April 2019, the Company entered into a new agreement with Allergan, to continue sales detailing activities for VIBERZI. The terms of the new agreement with Allergan include a new compensation structure that took effect on April 1, 2019 and will continue through December 31, 2019. The Company recognized no revenue under the extensions of the existing agreement related to VIBERZI during the three months ended March 31, 2019.

Commercial Agreement with Allergan

In January 2017, concurrently with entering into the amendment to the European License Agreement, the Company and Allergan entered into an agreement under which the adjustments to the Company’s or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America relating to the contractually required calls on physicians in each year were eliminated, in full, in 2018 and all subsequent years (the “Commercial Agreement”). Pursuant to the Commercial Agreement, Allergan appointed the Company, on a non-exclusive basis, to promote CANASA, approved for the treatment of ulcerative proctitis in the U.S. for approximately two years through February 2019. Under the terms of the Commercial Agreement, the Company is obligated to perform third position sales details and offer samples of such products to gastroenterology prescribers who are on the then-current call panel for LINZESS to which the Company provides first or second position details. On a product-by-product basis, Allergan pays the Company a royalty in the mid-teens on incremental sales of CANASA above a mutually agreed upon sales baseline. Additionally, the Company may incur a detailing shortfall penalty if it fails to meet the annual target product detail amount in any calendar year.

In December 2017, the Company and Allergan entered into the VIBERZI Amendment to the Commercial Agreement, as described above, to include and extend the VIBERZI promotional activities through December 31, 2018. The share adjustment relief would have, in the case of Allergan’s termination for convenience and certain other specified circumstances, survived termination of the commercial agreement. The Company has completed its obligation under the terms of the Commercial Agreement with Allergan pursuant to which it promoted CANASA. Under ASC 605, the Company concluded that the commercial agreement with Allergan, as amended, was not a material modification to the linaclotide collaboration agreement with Allergan for North America.

Activities under the Commercial Agreement with Allergan and the Allergan License Agreement were evaluated in accordance with ASC 605-25 upon execution, as the agreements were entered into concurrently, to determine if they represented a multiple element revenue arrangement.

The Company identified the following deliverables:

•	an exclusive license to develop and commercialize linaclotide in the Allergan License Territory, and
•	sales detailing services for CANASA.

The exclusive license for the Allergan License Territory is nontransferable and has certain sublicense restrictions. The Company determined that Allergan had the internal product development and commercialization capabilities that would enable Allergan to use the license for its intended purposes without the involvement of the Company and, therefore, the license had standalone value. The deliverable for the sales detailing services for CANASA was deemed to have standalone value based on the nature of the services, and all deliverables met the criteria to be accounted for as separate units of accounting under ASC 605-25. There was no allocable arrangement consideration at the inception of the arrangement, as the consideration is in the form of royalties and the elimination of a contingent liability.

Upon adoption of ASC 606, the Company evaluated the commercial agreement and the amendment to the European License Agreement under the contract combination and contract modification guidance in ASC 606. The Company determined that the agreements should be accounted for as separate contracts because each agreement adds distinct goods or services at an amount that reflects standalone selling price. The Company concluded that the CANASA sales detailing deliverable under ASC 605 was also considered a performance obligation in accordance with ASC 606. Accordingly, the Company records royalties on sales of CANASA and any estimated detailing shortfall penalty over the period of performance for the sales details; collaborative arrangements revenue is recognized when it is probable that a significant reversal of revenue would not occur and the associated constraint has been lifted. The Company estimates sales detailing royalties based on royalty reports from its partner, if available, or the projected sales and historical trends.  At the inception of the arrangement, the consideration associated with the agreement comprised of royalties and a sales detailing shortfall penalty are fully constrained. During each of the three months ended March 31, 2019 and 2018, the Company did not recognize royalty revenue related to the Commercial Agreement with Allergan for sales of CANASA.

The VIBERZI Amendment was effective as of January 1, 2018 and evaluated in accordance with ASC 606 as described above.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company was required to pay $7.5 million for development milestones, all of which had been paid as of March 31, 2019. The Company may also be required to pay up to $18.0 million for regulatory milestones, none of which had been paid as of March 31, 2019. Pursuant to the terms of another license agreement, the Company recognized approximately $0.5 million collaborative arrangements revenue during the three months ended March 31, 2019 related to a nonrefundable upfront payment. The Company is eligible to receive up to $63.5 million in development and sales-based milestones, as well as a royalty as a percentage of net sales of a product, under the terms of this agreement. The Company did not record any research and development expense associated with the Company’s other collaboration and license agreements during the three months ended March 31, 2019 and 2018.

4. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$102,847	$102,847	$—	$—
Repurchase agreements	15,875	15,875	—	—
Convertible Note Hedges	50,589	—	—	50,589
Total assets measured at fair value	$169,311	$118,722	$—	$50,589
Liabilities:
Note Hedge Warrants	$39,388	$—	$—	$39,388
Total liabilities measured at fair value	$39,388	$—	$—	$39,388

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$142,218	$142,218	$—	$—
Repurchase agreements	30,875	30,875	—	—
Convertible Note Hedges	41,020	—	—	41,020
Total assets measured at fair value	$214,113	$173,093	$—	$41,020
Liabilities:
Note Hedge Warrants	$33,763	$—	$—	$33,763
Contingent Consideration	51	—	—	51
Total liabilities measured at fair value	$33,814	$—	$—	$33,814

There were no transfers between fair value measurement levels during the three months ended March 31, 2019 or 2018.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and the current portion of capital lease obligations and operating lease obligations at March 31, 2019 and December 31, 2018 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of March 31, 2019 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, the strike prices of the derivative instruments, the risk-free interest rate, and the volatility of the Company’s Class A common stock. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

In April 2019, the Company announced an adjustment to the conversion rate applicable to the 2022 Notes, effective April 15, 2019 (Note 13).

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of March 31, 2019 and December 31, 2018:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2019		2018
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	2.3%	2.3%	2.5%	2.5%
Time to maturity	3.2	3.8	3.5	4.1
Stock price (2)	$11.33	$11.33	$10.36	$10.36
Strike price (3)	$16.58	$21.50	$16.58	$21.50
Common stock volatility (4)	45.8%	44.5%	43.8%	43.6%
Dividend yield	—%	—%	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A common stock on the last trading day of the quarter ended March 31, 2019 and December 31, 2018, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Selected volatility based on historical volatility of the Company’s Class A common stock.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 convertible note derivatives from December 31, 2018 through March 31, 2019 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2018	$41,020	$(33,763)
Change in fair value, recorded as a component of gain (loss) on derivatives	9,569	(5,625)
Balance at March 31, 2019	$50,589	$(39,388)

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 8). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes was approximately $370.1 million and approximately $315.0 million as of March 31, 2019 and December 31, 2018, respectively.

8.375% Notes Due 2026

In September 2016, the Company closed a direct private placement pursuant to which the Company issued $150.0 million in aggregate principal amount of the 2026 Notes in January 2017. The estimated fair value of the 2026 Notes was approximately $144.5 million and approximately $148.2 million as of March 31, 2019 and December 31, 2018. This valuation was calculated using a discounted cash flow estimate of expected interest and principal payments and was determined using Level 3 inputs, including significant estimates related to expected LINZESS sales and a discount rate equivalent to market participant interest rates.

5. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw Materials	$593	$—
	$593	$—

The Company’s inventory represents linaclotide API and drug product.  The Company evaluates inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired is written down with a corresponding charge to the statement of operations in the period that the impairment is first identified.

No impairment of inventory was recorded during the three months ended March 31, 2019 or 2018.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

p

	March 31, 2019	December 31, 2018
Salaries	$1,506	$3,627
Accrued vacation	4,379	4,100
Accrued incentive compensation	5,110	16,013
Other employee benefits	1,302	2,154
Professional fees	4,805	2,770
Accrued interest	2,716	873
Restructuring accruals	2,956	3,303
Other	16,817	12,412
	$39,591	$45,252

As of March 31, 2019, other accrued expenses of approximately $16.8 million includes approximately $2.5 million related to linaclotide excess purchase commitments, approximately $8.7 million related to a portion of the activities associated with the Company’s separation into two independent publicly traded companies, and approximately $1.4 million related to excess non-cancelable ZURAMPIC and DUZALLO (the “Lesinurad Products”) commercial supply and sample purchase commitments.

As of December 31, 2018, other accrued expenses of approximately $12.4 million included approximately $2.5 million related to linaclotide excess purchase commitments, approximately $2.4 million related to a portion of the activities associated with the Company’s separation into two independent publicly traded companies, and approximately $1.4 million related to excess non-cancelable Lesinurad Products commercial supply and sample purchase commitments.

7. Leases

On January 1, 2019, the Company adopted ASC 842 using the optional transition method. The Company’s lease portfolio includes: a property lease for its headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three months ended March 31, 2019 are as follows (in thousands):

Three Months Ended
March 31,
2019
Operating lease cost during period	$4,525
Short-term lease cost	389
Total lease cost	$4,914

Supplemental cash flow information related to leases for the periods reported is as follows (in thousands):

Three Months Ended
March 31,
2019
Right-of-use assets obtained in exchange for new operating lease upon adoption of ASC 842 (in thousands)	$88,299
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	4,412
Weighted-average remaining lease term of operating leases (in years)	5.7
Weighted-average discount rate of operating leases	6.7%

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of March 31, 2019 are as follows (in thousands):

Operating
Lease
Payments
2019(1)	$13,365
2020	18,312
2021	18,863
2022	19,365
2023	19,818
2024 and thereafter	22,118
Total future minimum lease payments	111,841
Less: present value adjustment	19,811
Operating lease liabilities at March 31, 2019	92,030
Less: current portion of operating lease liabilities	12,080
Operating lease liabilities, net of current portion	$79,950

(1) Amounts are for the nine months ending December 31, 2019

At December 31, 2018, future minimum lease payments under non-cancelable leases under ASC 840 were as follows (in thousands):

Operating
Lease
Payments
2019	$18,736
2020	18,312
2021	18,863
2022	19,365
2023	19,818
2024 and thereafter	22,118
Total future minimum lease payments	$117,212

Headquarters Lease

The Company rents office and laboratory space at its corporate headquarters at 301 Binney Street, Cambridge, Massachusetts (the “Facility”) under a non-cancelable operating lease, entered into in January 2007, as amended in 2017 (“2017 Lease Amendment”).

The 2017 Lease Amendment extends the term of the original Facility lease agreement through January 31, 2025 for the approximately 223,000 square feet of the Facility that the Company currently occupies. The 2017 Lease Amendment includes an option to extend the term of the lease for an additional five years at a market base rental rate, a 3% annual rent escalation, and free rent periods. The rent expense, inclusive of the escalating rent payments, lease incentives and free rent periods, is recognized on a straight-line basis over the lease term through January 2025. Additionally, the 2017 Lease Amendment requires a letter of credit to secure the Company’s obligations under the lease agreement of approximately $6.4 million, which is recorded as restricted cash.

As of January 1, 2019, in conjunction with the adoption of ASC 842, the Company recorded a right-of-use asset of approximately $87.7 million, and a lease liability of approximately $94.3 million associated with its headquarters lease. At March 31, 2019, the balances of the right-of-use asset and lease liability for the headquarters lease were approximately $84.8 million and approximately $91.5 million, respectively. The incremental borrowing rate for the outstanding headquarters lease obligation is approximately 6.7%.

Lease cost related to 2017 Lease Amendment recorded during the three months ended March 31, 2019 was approximately $4.5 million. Under ASC 840, rent expenses related to the 2017 Lease Amendment recorded during the three months ended March 31, 2018 was approximately $4.5 million.

Data center colocation lease

The Company rents space for its data center at a colocation in Boston, Massachusetts under a non-cancelable operating lease (the “Data Center Lease”). The Data Center Lease contains various provisions including a 4% annual rent escalation. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term through August 2022. The Company recorded a right-of-use asset of approximately $0.6 million, and a lease liability of approximately $0.6 million associated with the Data Center Lease upon adoption of ASC 842. During the three months ended March 31, 2019, the Company migrated its data management process to a cloud-based services system, rendering its current data center technology and assets obsolete. As a result, the Company considered the right-of-use asset associated with the Data Center Lease to be impaired. The Company recorded a charge of approximately $0.5 million to selling, general, and administrative expenses on its condensed consolidated statement of operations as a result of the impairment. At March 31, 2019, the lease liability associated with the Data Center Lease was approximately $0.5 million, and the right-of-use asset was fully impaired. The incremental borrowing rate for the outstanding Data Center Lease obligation at adoption of ASC 842 was approximately 6.0%.

Lease cost related to the Data Center Lease recorded during the three months ended March 31, 2019 was insignificant. Under ASC 840, rent expenses related to the Data Center Lease were insignificant for the three months ended March 31, 2018.

Vehicle fleet leases

During April 2018, the Company entered into a master services agreement containing 12-month leases (the “2018 Vehicle Leases”) for certain vehicles within its fleet for its field-based sales force and medical science liaisons. These leases are classified in accordance with the practical expedient in ASC 842 as short-term. The 2018 Vehicle Leases expire at varying times beginning in June 2019, with a one-month renewal provision. In accordance with the terms of the 2018 Vehicle Leases, the Company maintains a letter of credit securing its obligation under the lease agreements of $1.3 million, which is recorded as restricted cash.

Lease cost related to the 2018 Vehicle Leases was approximately $0.4 million for the three months ended March 31, 2019.

Prior to the adoption of ASC 842, during 2018, the Company had certain ongoing vehicle leases for its field-based sales force and medical science liaisons (the “2015 Vehicle Leases”). These leases were classified as capital leases under ASC 840. The 2015 Vehicle Leases expired at varying times through December 2018. In connection with entering into the 2018 Vehicle Leases, all of the 2015 Vehicle Leases were terminated through December 31, 2018. At December 31, 2018, the Company had no remaining capital lease obligations related to the 2015 Vehicle Leases.

Other leases

Prior to the adoption of ASC 842, the Company entered into leases for certain computer and office equipment that expired in 2018. These leases were classified as capital leases under ASC 840. At December 31, 2018, the weighted average interest rate on the outstanding capital lease obligations was approximately 3.4%. At December 31, 2018, the Company had approximately $0.2 million in capital lease obligations.

8. Notes Payable

8.375% Notes due 2026

On September 23, 2016, the Company closed a direct private placement, pursuant to which the Company issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on the Funding Date, January 5, 2017.

The Company capitalized approximately $0.5 million of debt issuance costs, which were netted against the carrying value of the 2026 Notes.

The 2026 Notes bear an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year (each an “8.375% Payment Date”) which began on June 15, 2017. Principal of the 2026 Notes will be payable on the 8.375% Payment Dates beginning March 15, 2019. From March 15, 2019, the Company will make quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter (the “8.375% Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the 2026 Notes (the “8.375% Required Interest Amount”). Principal on the 2026 Notes will be repaid in an amount equal to the 8.375% Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the 2026 Notes are based on the 8.375% Synthetic Royalty Amount, which will vary from quarter to quarter, the 2026 Notes may be repaid prior to September 15, 2026, the final legal maturity date. The Company made principal payments of approximately $12.3 million through March 31, 2019, and expects to pay approximately $46.0 million of the principal within twelve months following March 31, 2019.

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

The accounting for the 2026 Notes requires the Company to make certain estimates and assumptions about the future net sales of linaclotide in the U.S. Linaclotide has been marketed as LINZESS in the U.S. since December 2012 and the estimates of the magnitude and timing of linaclotide net sales are subject to significant variability and uncertainty. These estimates and assumptions are likely to change, which may result in future adjustments to the portion of the 2026 Notes that is classified as a current liability, the amortization of debt issuance costs, the accretion of discounts and recognition of interest expense. Any such adjustments could be material to the Company’s condensed consolidated financial statements.

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

The 2022 Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as the trustee. The 2022 Notes are senior unsecured obligations and bear cash interest at the annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. The 2022 Notes will mature on June 15, 2022, unless earlier converted or repurchased. The Company may settle conversions of the 2022 Notes through payment or delivery, as the case may be, of cash, shares of Class A common stock of the Company or a combination of cash and shares of Class A common stock, at the Company’s option (subject to, and in accordance with, the settlement provisions of the Indenture). The initial conversion rate for the 2022 Notes was 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which was equal to an initial conversion price of approximately $16.58 per share and 20,249,665 shares.

In connection with the Separation, on April 1, 2019, Ironwood distributed to its stockholders one share of Cyclerion common stock for every 10 shares of Ironwood common stock held as of the close of business on March 19, 2019, the record date for the distribution. As a result of the Separation, the conversion rate under the indenture was adjusted to equal 68.9172 shares of Ironwood common stock per $1,000 principal amount of the 2022 Notes, which is equal to an adjusted conversion price of approximately $14.51 per share and 23,135,435 shares. In connection with the adjustment to the conversion rate of the indenture, the exercise price of the Convertible Note Hedges and the Note Hedge Warrants were adjusted to $14.51 per share and $18.82 per share, respectively (Note 13).

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

The Company’s outstanding Convertible Note balances as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Liability component:
Principal	$335,699	$335,699
Less: unamortized debt discount	(61,019)	(65,094)
Less: unamortized debt issuance costs	(4,733)	(5,004)
Net carrying amount	$269,947	$265,601
Equity component	$114,199	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through March 31, 2019 was 9.34%. The following table sets forth total interest expense recognized related to the 2022 Notes during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Contractual interest expense	$1,888	$1,888
Amortization of debt issuance costs	272	226
Amortization of debt discount	4,075	3,734
Total interest expense	$6,235	$5,848

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

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Notes. Holders of the 2022 Notes and the Note Hedge Warrants do not have any rights with respect to the Convertible Note Hedges. The Company paid approximately $91.9 million for the Convertible Note Hedges and recorded this amount as a long-term asset on the condensed consolidated balance sheet. The Company received approximately $70.8 million for the Note Hedge Warrants and recorded this amount as a long-term liability, resulting in a net cost to the Company of approximately $21.1 million. The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC Topic 815, Derivatives and Hedging (Note 4).

9. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, directors and consultants of the Company.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$3,972	$3,322
Selling, general and administrative	10,499	5,526
Restructuring expenses	517	195
	$14,988	$9,043

During the three months ended March 31, 2018, the Company reduced its field-based workforce by approximately 60 employees, primarily consisting of field-based sales representatives that promoted DUZALLO or ZURAMPIC in the first position, resulting in a modification to certain share-based payment awards. As a result of the modification, the Company recorded stock-based compensation expense of approximately $0.2 million to restructuring expenses during the three months ended March 31, 2018. The Company recorded no stock-based compensation expense related to this modification during the three months ended March 31, 2019.

During the three months ended June 30, 2018, the Company initiated a reduction in headquarter-based workforce by approximately 40 employees associated with the Company’s separation. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded an insignificant amount of share-based compensation expense to restructuring expenses during the three months ended March 31, 2019.

In February 2019, following further analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by 35 employees, primarily based in the home office. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded share-based compensation expense of approximately $0.5 million to restructuring expenses during the three months ended March 31, 2019.

In connection with certain other modifications of share-based payment awards during the three months ended March 31, 2019, the Company recognized approximately $2.4 million in share-based compensation expense.

A summary of stock option activity for the three months ended March 31, 2019 is as follows:

		Weighted-
		Average
	Number of Shares	Fair Value
	(in thousands)
Outstanding at December 31, 2018	20,458	$13.47
Granted	4,383	12.92
Exercised	(415)	8.41
Cancelled	(346)	14.61
Outstanding at March 31, 2019	24,080	$13.44

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Expected volatility	46.2%	43.6%
Expected term (in years)	6.1	6.0
Risk-free interest rate	2.6%	2.7%
Expected dividend yield	—%	—%

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

A summary of RSU activity for the three months ended March 31, 2019 is as follows (in thousands):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2018	3,058	$15.53
Granted	1,664	$12.89
Vested	(796)	$14.93
Forfeited	(285)	$14.36
Unvested as of March 31, 2019	3,641	$14.55

10. Cyclerion Separation

Prior to the Separation on April 1, 2019, as described in Note 1, Nature of Business, Cyclerion was a wholly owned subsidiary of the Company. On March 30, 2019, the Company entered into certain agreements with Cyclerion relating to the Separation, including a separation agreement, a tax matters agreement, and an employee matters agreement.

The separation agreement with Cyclerion, dated as of March 30, 2019, sets forth, among other things, the Company’s agreements with Cyclerion regarding the principal actions to be taken in connection with the Separation, including the distribution, which was effective as of April 1, 2019. The separation agreement identifies assets transferred, liabilities assumed by and contracts assigned to each of Cyclerion and Ironwood as part of the Separation, and it provides for when and how these transfers, assumptions and assignments occur. The purpose of the separation agreement is to provide Cyclerion and Ironwood with assets to operate their respective businesses and retain or assume liabilities related to those assets.

The tax matters agreement, dated as of March 30, 2019, governs each party’s rights, responsibilities and obligations with respect to taxes, including taxes, if any, incurred as a result of any failure of the Separation to qualify as tax-free. In general, if the parties incur tax liabilities in the event that the Separation is not tax-free, each party is expected to be responsible for any taxes imposed on Ironwood or Cyclerion that arise from the failure of the Separation to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Internal Revenue Code of 1986, as amended, to the extent that the failure to so qualify is attributable to an acquisition of stock or assets of, or certain actions, omissions or failures to act of, such party. If both Ironwood and Cyclerion are responsible for such failure, liability will be shared according to relative fault. U.S. tax otherwise resulting from the failure of the Separation to qualify as a transaction that is tax-free generally will be the responsibility of Ironwood. Cyclerion agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the distribution and certain related transactions.

The employee matters agreement, dated as of March 30, 2019, allocates assets, liabilities and responsibilities relating to the employment, compensation, and employee benefits of Ironwood and Cyclerion employees, and other related matters in connection with the Separation, including the treatment of outstanding Ironwood incentive equity awards.  Pursuant to the employee matters agreement, the outstanding Ironwood equity awards held by Cyclerion and Ironwood employees were adjusted immediately prior to the Separation, with the intent to maintain, immediately following the Separation, the economic value of the awards.

Additionally, upon Separation on April 1, 2019, the Company entered into certain agreements with Cyclerion relating to the Separation, including two transitional services agreements and a development agreement.

Pursuant to the transitional service agreements, the Company will provide and receive certain transitional services related to corporate functions, such as finance, procurement, facilities and development. Services provided by the Company to Cyclerion will continue for an initial term of between one to two years (as applicable), unless earlier terminated or extended according to the terms of the transitional services agreement. Services provided by Cyclerion to the Company will continue for an initial term of one year, unless earlier terminated or extended according to the terms of such transitional services agreement. Services received and performed are paid at a mutually agreed upon rate.

Pursuant to the development agreement, Cyclerion will provide the Company with certain research and development services with respect to certain of Ironwood’s products and product candidates, including MD-7246

(linaclotide delayed release) and IW-3718 upon Separation. Such research and development activities will be governed by a joint steering committee comprised of representatives from both Cyclerion and Ironwood. Services received are paid at a mutually agreed upon rate.

11. Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. As of March 31, 2019 and December 31, 2018, the Company had approximately $69.3 million and approximately $60.0 million, respectively, in related party accounts receivable, net of related party accounts payable, associated with Allergan.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016.  The Company paid approximately $2.5 million and approximately $3.3 million in insurance premiums to this insurance provider during the three months ended March 31, 2019 and 2018, respectively. At both March 31, 2019 and December 31, 2018, the Company had no accounts payable due to this related party.

The Company has and currently obtains commercial market and prescription data from a vendor whose Senior Vice President of Strategy, Marketing and Communications became a member of the Company’s Board of Directors in April 2018. The Company paid approximately $0.5 million and approximately $0.6 million in fees to this company during the three months ended March 31, 2019 and 2018, respectively. As of both March 31, 2019 and December 31, 2018, the Company had an insignificant amount of accounts payable due to this related party.

12. Workforce Reduction

On January 30, 2018, the Company commenced an initiative to evaluate the optimal mix of investments for the lesinurad franchise. As part of this effort, the Company reduced its field-based workforce by approximately 60 employees, primarily consisting of field-based sales representatives that promoted DUZALLO or ZURAMPIC in the first position. During the three months ended March 31, 2018, the Company substantially completed the implementation of this reduction in field-based workforce and, in accordance with ASC 420, Exit or Disposal Activities (“ASC 420”), recorded approximately $2.4 million of costs including employee severance, benefits and related costs. These costs are reflected in the condensed consolidated statement of operations as approximately $2.4 million in restructuring expenses.

On June 27, 2018, the Company determined the initial organizational designs of the two new businesses, including employees’ roles and responsibilities, in connection with the Separation. As part of this process, the Company initiated a reduction in its headquarter-based workforce by approximately 40 employees. During the three months ended March 31, 2019, the Company recorded an insignificant amount of costs in connection with the reduction in workforce associated with the separation in accordance with ASC 420. These costs are reflected in the condensed consolidated statement of operations as restructuring expenses.

On August 16, 2018, the Company initiated a reduction in its workforce by approximately 100 employees, primarily consisting of field-based sales representatives in connection with the termination of the Lesinurad License. During the three months ended March 31, 2019, the Company recorded an insignificant amount of costs in accordance with ASC 420. These costs are reflected in the condensed consolidated statement of operations as restructuring expenses.

On February 7, 2019, following further analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by 35 employees, primarily based in the home office. During the three months ended March 31, 2019, the Company substantially completed the implementation of this reduction in workforce and, in accordance with ASC 420, recorded approximately $3.3 million of costs including employee severance, benefits, and related costs that are reflected in the condensed consolidated statement of operations as restructuring expenses.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the three months ended March 31, 2019 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2018	Charges	Amount Paid	Adjustments	March 31, 2019
Employee severance, benefits and related costs
June 2018 Reduction	1,114	15	(652)	(25)	452
August 2018 Reduction	1,756	—	(1,635)	(44)	77
February 2019 Reduction	—	2,827	(504)	—	2,323
Total	$2,870	$2,842	$(2,791)	$(69)	$2,852

Contract related costs
August 2018 Reduction	$433	$—	$(287)	$(42)	$104
Total	$433	$—	$(287)	$(42)	$104

During the three months ended March 31, 2019 and 2018, the Company recorded approximately $3.3 million and approximately $2.4 million in restructuring expenses, respectively.

13. Subsequent Events

As described in Note 1, Nature of Business, and Note 10, Cyclerion Separation, the Company completed the Separation on April 1, 2019. Effective upon the completion of the Separation, Ironwood appointed Mark Mallon as the chief executive officer of the Company.

On April 1, 2019, the Company amended its lease (the “2019 Lease Amendment”) with BMR-Rogers Street LLC, the building landlord of the Facility, to reduce its existing leased premises to approximately 108,000 rentable square feet of office space on the first and third floors. The Company surrendered a portion of its prior premises by approximately 114,000 rentable square feet on the second and first floor of the building. The surrendered portion of its prior premises is now occupied by Cyclerion under a direct lease between Cyclerion and the building landlord. As part of the Separation, certain improvements are being completed in Cyclerion’s leased premises.  To accommodate the post-Separation completion of such improvements, Ironwood has entered into a short-term swing space sublease of approximately 24,000 rentable square feet with Cyclerion in Ironwood’s remaining premises in the Facility to allow a portion of Cyclerion’s employees to continue to operate while such improvements are completed. The sublease is for an initial one-month term with several one-month extension options.

On April 16, 2019, the Company announced an adjustment to the conversion rate applicable to the existing 2022 Notes, effective April 15, 2019. The adjustment was effected pursuant to the indenture, dated as of June 15, 2015, as supplemented April 5, 2019, between the Company and U.S. Bank National Association, as trustee, pursuant to which the 2022 Notes were originally issued. In connection with the Separation, on April 1, 2019, Ironwood distributed to its stockholders one share of Cyclerion common stock for every 10 shares of Ironwood common stock held as of the close of business on March 19, 2019, the record date for the distribution. As a result of the Separation, effective April 15, 2019, the conversion rate under the indenture was adjusted from 60.3209 to 68.9172 shares of Ironwood common stock per $1,000 principal amount of the 2022 Notes, which is equal to an adjusted conversion price of approximately $14.51 per share and 23,135,435 shares. In connection with the adjustment to the conversion rate of the indenture, the exercise price of the Convertible Note Hedges and the Note Hedge Warrants were adjusted to $14.51 per share and $18.82 per share, respectively.

On April 24, 2019, the Company and Allergan entered into a new agreement for the continued promotion of VIBERZI in the U.S. The agreement is effective from April 1, 2019 through December 31, 2019. Under the terms of the new VIBERZI agreement with Allergan, the Company’s will be compensated at a fixed rate for each detailing of VIBERZI in the second position performed by its clinical sales specialists to targeted health care practitioners, subject to a cap of approximately $4.1 million. In addition, the Company has the potential to receive additional consideration if a pre-specified number of units of VIBERZI are sold during the term of the agreement.

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

Overview

We are a gastrointestinal, or GI, healthcare company focused on creating medicines that make a difference for people living with GI diseases. We are advancing innovative product opportunities in areas of large unmet need, capitalizing on our proven development and commercial capabilities and our deep expertise in GI diseases. On April 1, 2019, we completed our tax-free spin-off of our soluble guanylate cyclase, or sGC, business into a separate, publicly traded company, called Cyclerion Therapeutics, Inc. or Cyclerion.

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

We have formed strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world. We and our partner Allergan plc (together with its affiliates), or Allergan, began commercializing LINZESS in the U.S. in December 2012. Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Allergan has an exclusive license from us to develop and commercialize linaclotide in the Allergan License Territory, which is comprised of all countries other than China, Hong Kong, Macau, Japan and the countries and territories of North America. On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan pays us royalties as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.

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

We and Allergan are also advancing MD-7246, a delayed release form of linaclotide, as an oral, intestinal, non-opioid pain relieving agent for patients suffering from abdominal pain associated with irritable bowel syndrome with diarrhea, or IBS-D.

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

In January 2017, we and Allergan entered into a commercial agreement under which the adjustments to our or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America were eliminated, in full, in 2018 and all subsequent years. In addition, Allergan appointed us, on a non-exclusive basis, to promote CANASA® (mesalamine), approved for the treatment of ulcerative proctitis in the U.S. for approximately two years. In December 2017, this agreement was amended to include the promotion of VIBERZI, for treatment for adults suffering from IBS-D, through December 31, 2018. In December 2018, we and Allergan entered into an agreement to discontinue our promotion of CANASA effective December 31, 2018, and to extend our promotion of VIBERZI through March 31, 2019. In March 2019, we amended existing agreements with Allergan to continue sales detailing activities for VIBERZI through April 2019. As of March 31, 2019, we have fulfilled all of our obligations under the commercial agreement. These agreements are more fully described in Note 3, Collaboration, License, Co-Promotion and Other Commercial Agreements, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide and the commercialization of lesinurad, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of March 31, 2019, we had an accumulated deficit of approximately $1.7 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

On April 1, 2019, we completed the previously announced separation of our sGC business, and certain other assets and liabilities, into a separate, independent publicly traded company, or the Separation. The Separation was effected by means of a distribution of all of the outstanding shares of common stock, with no par value, of Cyclerion, through a dividend of Cyclerion’s common stock to our stockholders of record as of the close of business on March 19, 2019. Cyclerion is a clinical-stage biopharmaceutical company harnessing the power of sGC pharmacology to discover, develop, and commercialize breakthrough treatments for serious and orphan diseases. Cyclerion’s portfolio is comprised of several sGC stimulators, including olinciguat a vascular sGC stimulator in Phase II development, praliciguat a systemic sGC stimulator in Phase II development, and IW-6463, a central nervous system-penetrant sGC stimulator in Phase I development.

Additionally, we have periodically entered into co-promotion agreements to maximize our salesforce productivity. In December 2018 and in March 2019, we extended the VIBERZI Amendment, and in April 2019, we entered into a new agreement with Allergan to continue sales detailing activities for VIBERZI, for treatment for adults suffering from IBS-D through December 2019.

Financial Overview

Revenues.  Our revenues are generated primarily through our collaborative arrangements and license agreements related to research and development and commercialization of linaclotide, as well as co-promotion arrangements in the U.S. and product revenue related to the commercial sale of ZURAMPIC and DUZALLO in the U.S. Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. The adoption of ASC 606 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, we recognize revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which we expect to receive in exchange for the good or service.  The reported results for the three months ended as of March 31, 2019 and 2018 reflect the application of ASC 606 guidance. Upon adoption of ASC 606, we concluded that no cumulative-effect adjustment to the accumulative deficit as of January 1, 2018 was necessary. The adoption of ASC 606 had no impact on our condensed consolidated statement of operations, condensed consolidated balance sheets, or condensed consolidated statement of cash flows.

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

Product revenue was recognized when a particular national wholesaler or a selected regional wholesaler, or a Distributor, obtained control of our product, which occurred at a point in time, typically upon shipment of ZURAMPIC and DUZALLO, or the Lesinurad Products, to the Distributor.

Cost of Revenues.    Cost of revenues primarily includes cost of collaborative arrangements revenue related to the sales of linaclotide API and drug product. Cost related to the sales of linaclotide API and drug product are recognized upon shipment of linaclotide API and drug product to certain of our partners outside of the U.S. Our cost of collaborative arrangements revenue for linaclotide consists of the internal and external costs of producing such API and drug product for certain of our partners outside of the U.S.

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

The core of our research and development strategy is to leverage our development capabilities, as well as our pharmacologic expertise, to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, including IBS-C and CIC, abdominal pain associated with lower GI disorders, and persistent GERD.

Linaclotide. Linaclotide is the first FDA-approved guanylate cyclase type-C, or GC-C, agonist. Linaclotide is approved and commercially available in the U.S., Japan and in a number of E.U. and other countries. In January 2019, the National Medical Products Administration approved the marketing application for LINZESS for adults with IBS-C in China.

We and Allergan are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In January 2017, the FDA approved a 72 mcg dose of LINZESS for adults with CIC, which became available in the U.S. in March 2017. In July 2018, we announced the initiation of a Phase IIIb trial evaluating the efficacy and safety of linaclotide 290 mcg on multiple abdominal symptoms in addition to pain, including bloating and discomfort, in adult patients with IBS-C. In addition, we and Allergan have established a plan with the FDA for clinical pediatric programs with linaclotide, as described below.

MD-7246. We and Allergan are exploring MD-7246, an oral, intestinal, non-opioid pain relieving agent, for patients suffering from IBS-D.

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

Discovery Research. Prior to the Separation, our discovery efforts were primarily focused on identifying novel clinical candidates that drew on our proprietary and expanding expertise in GI disorders and GC pathways. Our discovery efforts are now focused on supporting our development stage GI programs.

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2019 and 2018. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Linaclotide(1)	$9,863	$7,291
Lesinurad(2)	216	1,947
Development candidates:
GI disorders (two compounds)(3)	17,050	5,308
Vascular and fibrotic disorders (two compounds)(3,4)	17,127	13,100
Central nervous system disorders (one compound)(3,4)	2,790	3,282
Total development candidates	36,967	21,690
Discovery research	6,944	5,577
Total research and development expenses	$53,990	$36,505

(1)	Includes linaclotide immediate release in all indications, populations and formulations, and costs associated with MD-7246.
(2)	Includes lesinurad in all indications, populations and formulations.
(3)	Number of compounds includes clinical-stage development candidates for the three months ended March 31, 2019.
(4)	These development candidates transferred to Cyclerion effective April 1, 2019.

Since 2004, the date we began tracking costs by program, we have incurred approximately $472.5 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

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

We expect to invest in our development programs for the foreseeable future. We will continue to invest in linaclotide, including the investigation of ways to enhance the clinical profile within its currently approved indications, and the exploration of its potential utility in other indications, populations and formulations. We will also continue to invest in our other GI-focused product candidates as we advance them through clinical trials, in addition to funding full-time equivalents for research and development activities under our external collaboration and license agreements.

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

Restructuring Expenses. We record costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Such costs are based on estimates of fair value in the period the liabilities are incurred in accordance with ASC 420. We evaluate and adjust these costs as appropriate for changes in circumstances as additional information becomes available.

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

In June 2015, in connection with the issuance of the 2022 Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we also entered into certain warrant transactions in which we sold note hedge warrants, or the Note Hedge Warrants, to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of our Class A common stock, subject to customary anti-dilution adjustments. Gain (loss) on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded as derivative assets and liabilities. The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in our condensed consolidated statements of operations. This transaction is more fully described in Note 8, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In September 2016, we closed a direct private placement, pursuant to which we issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on January 5, 2017, or the Funding Date. This transaction is more fully described in Note 8, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest income consists of interest earned on our cash, cash equivalents and marketable securities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates and assumptions in our condensed consolidated financial statements include those related to revenue recognition; available-for-sale securities; accounts receivable; inventory valuation, and related reserves; impairment of long-lived assets; including goodwill; initial valuation procedures for right-of-use assets and operating lease liabilities; initial valuation procedures for the issuance of convertible notes; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Except as outlined below, during the three months ended March 31, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2019, or the 2018 Annual Report on Form 10-K.

Leases

Effective January 1, 2019, we adopted Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use, or ROU, assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the three months ended March 31, 2019 reflect the application of ASC 842 guidance, while the reported results for prior periods were prepared in conjunction with ASC 840, Leases, or ASC 840. Because there were no material changes to the values of existing capital leases as a result of the adoption of ASC 842, we concluded that no cumulative-effect adjustment to the accumulated deficit as of January 1, 2019 was necessary. The recognition of right-of-use assets and lease liabilities related to our operating leases under ASC 842 has had a material impact on our condensed consolidated financial statements.

As part of the ASC 842 adoption, we have utilized certain practical expedients outlined in the guidance. These practical expedients include:

•	A policy election to use the short-term lease exception by asset class;

•	Election of the practical expedient package during transition, which includes:
o	An entity need not reassess whether any expired or existing contracts are or contain leases.
o

An entity need not reassess the classification for any expired or existing leases. As a result, all leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases under ASC 842, and all leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases under ASC 842.

o	An entity need not reassess initial direct costs for any existing leases.

Our lease portfolio includes: a property lease for our headquarters location, a data center colocation lease, vehicle leases for our salesforce representatives, and leases for computer and office equipment. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases are recorded as operating lease right-of-use asset, and the liability component of is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in our condensed consolidated balance sheet. As of March 31, 2019, we did not have any finance leases.

Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. Existing leases in the Company’s lease portfolio as of the adoption date were valued as of January 1, 2019. We use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments if an implicit rate of return is not provided with the lease contract. Operating lease right-of-use assets are adjusted for incentives received.

Lease cost is recognized on a straight-line basis over the lease term, and includes amounts related to short-term leases.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Revenues:
Collaborative arrangements revenue	$66,152	$63,086
Product revenue, net	—	635
Sale of active pharmaceutical ingredient	2,578	5,434
Total revenues	68,730	69,155
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	1,043	2,607
Research and development	53,990	36,505
Selling, general and administrative	64,741	59,501
Amortization of acquired intangible assets	—	3,476
Loss on fair value remeasurement of contingent consideration	—	512
Restructuring expenses	3,328	2,422
Total cost and expenses	123,102	105,023
Loss from operations	(54,372)	(35,868)
Other (expense) income:
Interest expense	(9,592)	(9,273)
Interest and investment income	736	681
Gain on derivatives	3,944	1,316
Other expense, net	(4,912)	(7,276)
Net loss	$(59,284)	$(43,144)

Three months ended March 31, 2019 Compared to Three months ended March 31, 2018

Revenues

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$66,152	$63,086	$3,066	5%
Product revenue, net	—	635	(635)	(100)%
Sale of active pharmaceutical ingredient	2,578	5,434	(2,856)	(53)%
Total revenues	$68,730	69,155	(425)	(1)%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $3.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily related to an approximately $3.1 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand, and an approximately $0.5 million from an up front payment received in connection with a license agreement. The increases were partially offset by an approximately $0.7 million decrease attributable to activities associated with VIBERZI.

Product Revenue, net. The decrease in net product revenue of approximately $0.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, was primarily due to our termination of the license agreement with AstraZeneca for the development, manufacture, and commercialization of products in the U.S. containing lesinurad as an active ingredient, or the Lesinurad License, in January 2019. As a result of such termination, we are no longer commercializing ZURAMPIC and DUZALLO.

Sale of Active Pharmaceutical Ingredient. The decrease in sale of API of approximately $2.9 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily due to decreased shipments of linaclotide API to Astellas in Japan.

Cost and Expenses

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	$1,043	$2,607	$(1,564)	(60)%
Research and development	53,990	36,505	17,485	48%
Selling, general and administrative	64,741	59,501	5,240	9%
Amortization of acquired intangible assets	—	3,476	(3,476)	(100)%
Loss on fair value remeasurement of contingent consideration	—	512	(512)	(100)%
Restructuring expenses	3,328	2,422	906	37%
Total cost and expenses	$123,102	$105,023	$18,079	17%

Cost of Revenue, excluding amortization of acquired intangible assets.  The decrease of approximately $1.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily related to a decrease in linaclotide API sales to Astellas in Japan.

Research and Development Expense.    The increase in research and development expense of approximately $17.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily related to an increase of approximately $16.1 million in research costs related to our early-stage pipeline candidates; an increase of approximately $2.3 million related to linaclotide development; an increase of approximately $0.5 million in costs associated with the Separation; and an increase of approximately $0.5 million in operating costs including facilities. These increases were partially offset by a decrease of $1.2 million in compensation, benefits and other employee-related expenses; and a decrease of approximately $0.4 million related to lesinurad development due to the termination of the Lesinurad License.

Selling, General and Administrative Expense.    Selling, general and administrative expenses increased approximately $5.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily as a result of an approximately $18.7 million increase in costs associated with the Separation, including approximately $11.5 million in consulting and investment banking costs; an approximately $3.9 million increase in compensation, benefits and employee-related expenses; an approximately $2.0 million increase in legal expenses; and an approximately $1.1 million increase in facilities and operating expenses. The increases associated with the Separation were partially offset by decreases in other selling, general and administrative expenses of approximately $13.5 million, including an approximately $7.7 million decrease in sales and marketing programs; an approximately $4.2 million decrease in other compensation, benefits and employee-related expenses; an approximately $2.2 million decrease in other consulting costs; and an approximately $0.5 million decrease in other facilities and operating costs. These decreases were partially offset by an approximately $1.0 million increase in non-separation legal expenses.

Amortization of Acquired Intangible Assets.    The decrease in amortization of acquired intangible assets expense of approximately $3.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the impairment of the ZURAMPIC and DUZALLO intangible assets as a result of revised cash flow assumptions and the termination of the Lesinurad License.

Loss on Fair Value Remeasurement of Contingent Consideration. The decrease in the loss on fair value of the contingent consideration obligation of approximately $0.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the termination of the Lesinurad License.

Restructuring Expenses. The increase in restructuring expenses of approximately $0.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to costs associated with the workforce reduction in February 2019 to optimize operational efficiencies, which exceeded the costs incurred in the January 2018 workforce reduction.

Other (Expense) Income, Net

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Other (expense) income:
Interest expense	$(9,592)	$(9,273)	$(319)	3%
Interest and investment income	736	681	55	8%
Gain on derivatives	3,944	1,316	2,628	200%
Total other expense, net	$(4,912)	$(7,276)	$2,364	(32)%

Interest expense increased by approximately $0.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, mainly due to an increase of approximately $0.3 million in interest expense associated with the 2022 Notes.

Interest and investment income increased by an insignificant amount during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

For the three months ended March 31, 2019, we recorded a gain on derivatives of approximately $3.9 million resulting from an approximately $9.5 million increase in the fair value of the Convertible Note Hedges and an approximately $5.6 million increase in the fair value of the Note Hedge Warrants. For the three months ended March 31, 2018, we recorded a gain on derivatives of approximately $1.3 million resulting from an approximately $5.2 million increase in the fair value of the Convertible Note Hedges and an approximately $3.9 million increase in the fair value of the Note Hedge Warrants.

Liquidity and Capital Resources

At March 31, 2019, we had approximately $119.0 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds and repurchase agreements. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2019, our balances of cash and cash equivalents decreased approximately $54.1 million. This decrease is primarily due to approximately $42.4 million of cash used to operate our business, including payments related to, among other things, research and development, and selling, general and administrative expenses, including payroll and compensation expense, as we continue to invest in our research pipeline and support the continued commercialization of our products to effect the Separation. We also made principal payments on the 2026 Notes of approximately $12.3 million and invested approximately $3.2 million in capital expenditures. These cash outflows were partially offset by approximately $3.5 million in proceeds from the exercise of stock options.

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

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of March 31, 2019, we had an accumulated deficit of approximately $1.7 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015 and approximately $11.2 million of net proceeds from the issuance of $150.0 million in aggregate principal amount of the 2026 Notes in January 2017.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive substantially all of our revenue from this collaboration. We are also deploying significant resources to advance product opportunities in IBS-C and CIC, abdominal pain associated with IBS and persistent GERD, as well as to fulfill FDA requirements for linaclotide. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS and linaclotide API and financial discipline. However, we have not achieved positive cash flows from operations to date.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties from Allergan based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, develop and commercialize other products, and continue to invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of March 31, 2019 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2018 Annual Report on Form 10-K. There have not been any material changes from the contractual commitments and obligations previously disclosed in our 2018 Annual Report on Form 10-K.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2, Summary of Significant Accounting Policies, in our 2018 Annual Report on Form 10-K and Note 1, Nature of Business, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three months ended March 31, 2019 that had a material effect on our condensed consolidated financial statements included in this report.

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

We do not believe our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits.

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

The 2022 Notes were convertible into Class A common stock at an initial conversion rate of 60.3209 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which was equal to an initial conversion price of approximately $16.58 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of March 31, 2019, the fair value of the 2022 Notes was estimated by us to be $370.1 million. The 2022 Notes are more fully described in Note 4, Fair Value of Financial Instruments, and Note 8, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

On April 16, 2019, the Company announced an adjustment to the conversion rate applicable to the existing 2022 Notes, effective April 15, 2019. The adjustment was effected pursuant to the indenture, dated as of June 15, 2015, as supplemented April 5, 2019, between the Company and U.S. Bank National Association, as trustee, pursuant to which the 2022 Notes were originally issued. In connection with the Separation, on April 1, 2019, Ironwood distributed to its stockholders one share of Cyclerion common stock for every 10 shares of Ironwood common stock held as of the close of business on March 19, 2019, the record date for the distribution. As a result of the Separation, effective April 15, 2019, the conversion rate under the indenture was adjusted to equal 68.9172 shares of Ironwood common stock per $1,000 principal amount of the 2022 Notes, which is equal to an adjusted conversion price of approximately $14.51 per share and 23,135,435 shares. The adjustment is more fully described in Note 13, Subsequent Events, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Convertible Note Hedge and Warrant Transactions with Respect to 2022 Notes

To minimize the impact of potential dilution to our common stock upon conversion of the 2022 Notes, we entered into Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we entered into warrant transactions whereby we sold Note Hedge Warrants to acquire, subject to customary adjustments, 20,249,665 shares of our Class A common stock at an initial strike price of approximately $21.50 per share, subject to adjustment. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 8, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk

We have no significant operations outside the U.S. and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2019 and 2018 had a significant impact on our results of operations.

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

Effective on April 1, 2019, Mark Mallon was appointed Chief Executive Officer of our Company by our Board of Directors.

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

In response to the ANDAs for which we received Notice Letters in 2016, we and Allergan filed a lawsuit against the generic drug manufacturers in Delaware District Court in November 2016.  We asserted that the Challenged Patents are valid and infringed by Teva and Sandoz. In accordance with the Hatch-Waxman Act, the timely filing of the lawsuits against the ANDA filers with respect to the Challenged Patents triggered an automatic stay of the FDA’s approval of the ANDAs until February 29, 2020 (unless there is a final court decision adverse to us and Allergan sooner).  In October 2017 and January 2018, we and Allergan filed lawsuits against Teva and Sandoz, respectively, each in Delaware District Court, related to each of their respective second Notice Letters. We asserted that U.S. Patent No. 9,708,371 is valid and infringed by each of Teva and Sandoz. The lawsuits filed in October 2017 and January 2018 against Teva and Sandoz, respectively, have been consolidated with the lawsuit filed in November 2016.

In January 2017, each of Teva and Sandoz filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of the Challenged Patents.  In November 2017 and February 2018, each of Teva and Sandoz, respectively, filed an answer and counterclaims seeking declaratory judgment of invalidity and non-infringement of U.S. Patent No. 9,708,371.  In February 2018, we and Allergan filed a lawsuit against Teva in Delaware District Court asserting that the 72mcg Challenged Patents are valid and infringed. This lawsuit was consolidated with the lawsuit filed in November 2016.

In May 2018 and August 2018, we, Allergan, Teva and Sandoz stipulated to dismiss without prejudice all claims, counterclaims and defenses with respect to U.S. Patent Nos. 9,708,371 and 8,933,030, respectively.

We and Allergan previously entered into settlement agreements with Sun Pharma Global FZE, Aurobindo Pharma Ltd. and an affiliate of Aurobindo, and Mylan Pharmaceuticals Inc.

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

As patient experience increases and expands, we and others may identify previously unknown side effects, known side effects may be found to be more frequent or severe than in the past, and we and others may detect unexpected safety signals for our products or any products perceived to be similar to our products.  The foregoing, or the perception of the foregoing, may have the following effects, among others:

•	sales of our products may be impaired;

•	regulatory approvals for our products may be delayed, denied, restricted or withdrawn;

•	we or our partners may decide to, or be required to, change the products’ label or send product warning letters or field alerts to physicians, pharmacists and hospitals;

•	reformulation of the products, additional nonclinical or clinical studies, changes in labeling or changes to or re-approvals of manufacturing facilities may be required;

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

In addition, the U.S. Food and Drug Administration, or FDA, -approved label for LINZESS contains a boxed warning about its use in pediatric patients. LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, which is discussed below. These and other restrictions could limit the commercial potential of LINZESS.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture active pharmaceutical ingredient, or API, and final drug product.  We rely on our partners to store and distribute linaclotide to third party purchasers. We and certain of our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered territories. Each of Allergan and Astellas is responsible for linaclotide drug product and finished goods manufacturing (including bottling and packaging) for its respective territories, and distributing the finished goods to wholesalers. Under our collaboration with AstraZeneca, we are accountable for drug product and finished goods manufacturing for China and for drug product manufacturing for Hong Kong and Macau, with AstraZeneca accountable for finished goods manufacturing for Hong Kong and Macau. Neither we nor AstraZeneca have experience manufacturing linaclotide on a commercial scale and we and AstraZeneca are working to achieve sufficient redundancy in this component of the linaclotide supply chain.

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

The transition of lesinurad to AstraZeneca could require additional substantial financial and managerial resources, and we may not be successful.

In June 2016, we entered into a license agreement for exclusive rights to commercialize products containing lesinurad in the U.S., and we terminated such license effective January 2019.  We have encountered and may continue to encounter costs and delays related to transitioning lesinurad to AstraZeneca. We have never undertaken the process of transitioning a marketed product to a third party, and we may encounter challenges and costs that we do not currently anticipate. Our reputation with patients or physicians may be harmed as a result of transitioning lesinurad, and unforeseen complications with the FDA or other regulatory agencies could arise. In addition, we are still in discussions with AstraZeneca regarding the costs involved in the termination and transition process and have not reached an agreement. If we are unable to reach agreement with AstraZeneca, this could potentially lead to costly administrative procedures or litigation, distract management from other business activities, and could have an adverse impact on our financial condition. For additional information relating to our costs and expenses of exiting lesinurad, see Note 12, Workforce Reduction, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

In some foreign countries, particularly Canada, the countries of Europe, Japan and China, the pricing and payment of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. Reimbursement sources are different in each country, and each country may include a combination of distinct potential payers, including private insurance and governmental payers.  Some countries may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and control the prices of medicinal products for human use.  To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we and our partners may be required to conduct a clinical trial that compares the cost and clinical effectiveness of linaclotide to other available therapies. In addition, in countries in which linaclotide is the only approved therapy for a particular indication, such as CONSTELLA as the only prescription product approved for the symptomatic treatment of moderate to severe IBS-C in adults in Europe and LINZESS as the only prescription treatment approved for the treatment of adults with IBS-C in Japan, there may be disagreement as to what the most comparable product is, or if there even is one. Further, several countries have implemented government measures to either freeze or reduce pricing of pharmaceutical products. Many third-party payers and governmental authorities also consider the price for which the same product is being sold in other countries to determine their own pricing and reimbursement strategy, so if linaclotide is priced low or gets limited reimbursement in a particular country, this could result in similarly low pricing and reimbursement in other countries. If reimbursement for linaclotide is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at or reduced to unsatisfactory levels, our and our partners’ ability to successfully commercialize linaclotide in such country would be impacted negatively. Furthermore, if these measures prevent us or any of our partners from selling linaclotide on a profitable basis in a particular country, they could prevent the commercial launch or continued sale of linaclotide in that country.

CONSTELLA was first launched in certain European countries for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013 and our partner Allergan is currently commercializing CONSTELLA in a number of European countries, including the United Kingdom, Italy and Spain.  LINZESS was first launched in Japan for the treatment of IBS-C in adults in the first quarter of 2017, and for the treatment of chronic constipation in adults in the third quarter of 2018, and our partner Astellas is currently commercializing LINZESS in Japan. In the first quarter of 2019, the National Medical Products Administration approved the marketing application for LINZESS for adults with IBS-C in China. The pricing and reimbursement strategy is a key component of our partners’ commercialization plans for CONSTELLA in Europe and LINZESS in Japan and China. Our revenues may suffer if our partners are unable to successfully and timely conclude reimbursement, price approval or funding processes and market CONSTELLA in key member states of the E.U. or LINZESS in Japan or China, or if coverage and reimbursement for either CONSTELLA or LINZESS is limited or reduced. If our partners are not able to obtain coverage, pricing or reimbursement on acceptable terms or at all, or if such terms change in any countries in its territory, our partners may not be able to, or may decide not to, sell either CONSTELLA or LINZESS in such countries.

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

Allergan played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Allergan holds the new drug application, or NDA, for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Allergan. Allergan is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan, China, Hong Kong and Macau.  Allergan is commercializing LINZESS in Mexico and CONSTELLA in Canada, as well as commercializing CONSTELLA in certain countries in Europe. Astellas, our partner in Japan, is responsible for completing the clinical programs and obtaining regulatory approval of linaclotide in its territory. Astellas is commercializing LINZESS in Japan. Further, we are jointly overseeing the development and commercialization of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution. Each of Astellas, AstraZeneca and Allergan is responsible for commercializing linaclotide in its respective territory, if approved. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory, and AstraZeneca is responsible for finished goods manufacturing for Hong Kong and Macau. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

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

In addition, adverse event reporting requires significant coordination with our partners and third parties. We are the holder of the global safety database for linaclotide responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to linaclotide, and an AstraZeneca partner is the holder of the global safety database for lesinurad responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to lesinurad. If we or AstraZeneca’s partner fails to perform such activities and maintain each safety database or if such parties do not report adverse events related to such products, or fail to do so in a timely manner, we may not receive the information that we are required to report to the FDA regarding such products. Furthermore, we or such parties may fail to adequately monitor, identify or investigate adverse events, or to report adverse events to the FDA or foreign regulatory authority accurately and within the prescribed timeframe. If we or such parties are unsuccessful in any of the foregoing due to poor process, execution, systems, oversight, communication, adjudication or otherwise, then we may suffer any number of consequences, including the imposition of additional restrictions on the use of such products, removal of such products from the market, criminal prosecution, the imposition of civil monetary penalties, seizure of such products, or delay in approval of future products.

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

LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a boxed warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, are advancing clinical pediatric programs in IBS-C patients age seven to 17 and functional constipation patients age six to 17. Our ability to conduct clinical studies in younger pediatric patients will depend, in part, on the safety and efficacy data from our clinical programs in older pediatric patients. Our ability to ever expand the indication or label information for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical programs. In addition, we and Allergan have also committed to certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. We expect to complete these studies over the next two to four years.

In addition, as the holder of the approved NDA for each of ZURAMPIC and DUZALLO, we are obligated to monitor and report adverse events and any failure of such products to meet the specifications in the applicable NDA, to submit new or supplemental applications and to obtain FDA approval for certain changes to such products, including changes to product labeling and manufacturing processes. The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. In connection with the termination of the lesinurad license, we are in the process of ending the post-marketing clinical study.

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

The use of our product candidates in clinical trials and the sale of our approved products, including the sale of linaclotide and lesinurad, expose us to product liability claims. If we do not successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

The pharmaceutical industry and the markets in which we operate are intensely competitive. We compete in the marketing and sale of our products, the development of new products and the acquisition of rights to new products with commercial potential.  Certain of our competitors have substantially greater financial, technical and human resources than us. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors and enable them to compete more effectively. For example, in March 2019, Bausch Health Companies Inc., or Bausch Health, acquired TRULANCE (plecanatide), which, as referenced below, is a competitor to LINZESS, from Synergy Pharmaceuticals, Inc. Competition may also increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields.  Additionally, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our products obsolete or noncompetitive.

Our products compete with certain prescription therapies and over-the-counter products for the treatment of the indications for which they are approved, or their associated symptoms, and in many cases with products that have attained significant levels of market acceptance. The availability of prescription competitors and over-the-counter products for such conditions could limit the demand, and the price we are able to charge, for our products unless we are able to achieve market acceptance among the medical community and patients and differentiate our products on the basis of their cost and/or actual or perceived benefits. For example, Takeda Pharmaceuticals Limited’s AMITIZA (lubiprostone) is approved by the FDA for sale in the U.S. for the treatment of IBS-C, CIC and opioid-induced constipation, Bausch Health’s TRULANCE (plecanatide) is approved by the FDA for sale in the U.S. for the treatment of adults with IBS-C and CIC, Shire plc’s MOTEGRITY (prucalopride) is approved by the FDA for sale in the U.S. for the treatment of CIC in adults, and US WorldMeds Holdings, LLC‘s ZELNORM (tegaserod) has been reintroduced and approved for sale in the U.S. for treatment of IBS-C in women under the age of 65. Additionally, we believe other companies are developing products which could compete with our products, should they be approved by the FDA or foreign regulatory authorities. Currently, there are other compounds in late stage development and other potential competitors are in earlier stages of development for the treatment of the indications for which our products are approved. If our current or potential competitors are successful in completing drug development for their drug candidates and obtain approval from the FDA or foreign regulatory authorities, they could limit the demand for our products.

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

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States.  The compliance obligations imposed by the GDPR have required us to revise our operations. In addition, the GDPR imposes substantial fines and other regulatory penalties for breaches of data protection requirements, and it confers a private right of action on data subjects and their representatives for breaches of data protection requirements.

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

As part of our growth strategy, we intend to explore further linaclotide development opportunities. We and Allergan are exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in new or existing indications, populations and formulations to assess its potential to treat various conditions. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the FDA or in other countries or harm linaclotide’s reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

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

We have ongoing or planned nonclinical and clinical trials for linaclotide and our product candidates, including MD-7246, a delayed release form of linaclotide that is being developed as an oral, intestinal, non-opioid pain relieving agent for the potential treatment of IBS-D, and IW-3718, a gastric retentive formulation of a bile acid sequestrant for the potential treatment of persistent gastroesophageal reflux disease, and the strength of our company’s pipeline will depend in large part on the outcomes of these studies. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical or clinical trials. The findings from our completed nonclinical studies may not be replicated in later clinical trials, and our clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval. Results from our clinical trials and findings from our nonclinical studies could lead to abrupt changes in our development activities, including the possible limitation or cessation of development activities associated with a particular product candidate or program. Furthermore, our analysis of data obtained from nonclinical and clinical activities is subject to confirmation and interpretation by the FDA and other applicable regulatory authorities, which could delay, limit or prevent regulatory approval. Satisfaction of FDA or other applicable regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays.

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

We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation of Cyclerion.

On April 1, 2019, we distributed all of the outstanding shares of Cyclerion Therapeutics, Inc., or Cyclerion, common stock to Ironwood stockholders in connection with the separation of our soluble guanylate cyclase business. In connection with the distribution, we entered into a separation agreement and various other agreements (including a tax matters agreement, an employee matters agreement, transition services agreements, an intellectual property license agreement and a development agreement). These agreements govern the separation and distribution and the relationship between the us and Cyclerion going forward, including with respect to potential tax-related losses associated with the separation and distribution. They also provide for the performance of services by each company for the benefit of the other for a period of time.

The separation agreement provides for indemnification obligations designed to make Cyclerion financially responsible for many liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation, but we cannot guarantee that Cyclerion will be able to satisfy its indemnification obligations. It is also possible that a court would disregard the allocation agreed to between us and Cyclerion and require us to assume responsibility for obligations allocated to Cyclerion. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to Cyclerion, including those related to assets or liabilities allocated to us, may be significant. These risks could negatively affect our business, financial condition or results of operations.

The separation of Cyclerion continues to involve a number of additional risks, including, among other things, the potential that management’s and our employees’ attention will be significantly diverted by the provision of transitional services or that we may incur other operational challenges or difficulties as a result of the separation. Certain of the agreements described above provide for the performance of services by each company for the benefit of the other for a period of time. If Cyclerion is unable to satisfy its obligations under these agreements, we could incur losses and may not have sufficient resources available for such services. These arrangements could also lead to disputes over rights to certain shared property and over the allocation of costs and revenues for products and operations. Our inability to effectively manage the transition activities and related events could adversely affect our business, financial condition or results of operations.

If the distribution of the shares of Cyclerion common stock in connection with the separation is not generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

The distribution, together with certain related transactions, is intended to qualify for tax-free treatment to us and our stockholders for U.S. federal income tax purposes. We received a favorable private letter ruling from the Internal Revenue Service, or IRS, under the pilot program established in Revenue Procedure 2017-52 relating to the U.S. federal income tax treatment of the distribution. Consistent with the guidelines set forth in Revenue Procedure 2017-52, the IRS private letter ruling does not cover all of the issues that are relevant to determining whether the distribution is generally tax free for U.S. federal income tax purposes. Accordingly, completion of the distribution was conditioned upon, among other things, our receipt of an opinion from an outside tax advisor that the distribution will qualify as a transaction that is generally tax-free to both us and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The private letter ruling and opinion were based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings from us and Cyclerion (including those relating to the past and future conduct of us and Cyclerion). If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or Cyclerion breach any of our respective covenants relating to the distribution, the IRS private letter ruling and any tax opinion may be invalid. Moreover, the opinion is not binding on the IRS or any courts. Accordingly, notwithstanding receipt of the IRS private letter ruling and the opinion, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes.

If the distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax‑free under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, we would recognize taxable gain with respect to Cyclerion’s distributed common stock and our stockholders who receive shares of

Cyclerion common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

We may not achieve some or all of the anticipated benefits of the separation of Cyclerion, which may adversely affect our business.

We may not be able to achieve the full strategic, financial or other benefits expected to result from the separation of Cyclerion, or such benefits may be delayed or not occur at all. If we fail to achieve some or all of the expected benefits of the separation, or if such benefits are delayed, our business, financial condition, results of operations and the value of our stock could be adversely impacted. The combined value of the common stock of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred. The common stock price of each company may experience periods of extreme volatility. In addition, we are smaller and less diversified, with a narrower business focus, than we were before the separation and therefore may be more vulnerable to changing market conditions. The separation also presents a number of significant risks to our internal processes, including the failure to maintain an adequate control environment due to changes to our infrastructure technology systems and financial reporting processes.

Completion of the separation of Cyclerion resulted in substantial changes in our board of directors and management.

Completion of the separation of Cyclerion resulted in substantial changes in our board of directors and management.  In particular, our former chief executive officer and director, Peter M. Hecht, resigned from each of those positions.  In addition, William Huyett, our former chief operating officer, and Mark Currie, our former senior vice president, chief scientific officer and president of research and development, resigned from their positions with us to join management positions with Cyclerion.  Furthermore, Marsha Fanucci, Terrance McGuire, Amy Schulman and Douglas Williams resigned as members of our board of directors upon the completion of the separation. These senior officer and board level changes could be disruptive to our operations, present significant management challenges and could harm our business.

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

We are highly dependent on the drug discovery, development, regulatory, commercial, financial and other expertise of our management, particularly Mark Mallon, our chief executive officer; Gina Consylman, our senior vice president, chief financial officer, and treasurer; Halley E. Gilbert, our senior vice president, corporate development and chief administrative officer; and Thomas A. McCourt, our president. Transitions in our senior management team and other key employees, including as a result of the separation of Cyclerion, may result in operational disruptions, and our business may be harmed as a result. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

After evaluation, we have in the past filed, and may, in the future, file patent infringement lawsuits or take other action against companies making ANDA filings.  If a patent infringement suit has been filed within 45 days of receipt of a notice letter, the FDA is not permitted to approve any ANDA that is the subject of such lawsuit for 30 months from the date of the NDA holder’s and patent owner’s receipt of the ANDA filer’s notice letter, or until a court decides that the relevant patents are invalid, unenforceable and/or not infringed. In the case of suits filed before expiration of the new chemical entity, or NCE, exclusivity period for a particular drug, the 30-month stay would be calculated from the end of the applicable NCE exclusivity period.  In addition to shortening the 30-month stay based on a decision that the relevant patents are invalid, unenforceable and/or not infringed, a court can also shorten or lengthen the 30-month stay under certain limited circumstances.  The NCE exclusivity period for LINZESS expired on August 30, 2017, and the 30-month stay for each ANDA that is the subject of the current patent infringement lawsuits filed by us before such expiration date ends on February 29, 2020 (absent any of the foregoing adjustments).  We have filed patent infringement lawsuits against the companies making such ANDA filings, and we have entered into settlement agreements with three such companies.  For additional information relating to such lawsuits and settlements, see Item 1, Legal Proceedings, elsewhere in this Quarterly Report on Form 10-Q.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing our products, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, and debt issuances, including our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and our January 2017 issuance of our 8.375% Notes due 2026, or the 2026 Notes, related to the sales of LINZESS in the U.S., and we have incurred losses in each year since our inception in 1998. We currently derive a significant portion of our revenue from our LINZESS collaboration with Allergan for the U.S.  We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. We incurred net losses of approximately $59.3 million and approximately $43.1 million in the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of approximately $1.7 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, this will have an adverse effect on our stockholders’ equity and working capital.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our product development programs or commercialization efforts.

In January 2017, we issued $150.0 million aggregate principal amount of our 2026 Notes bearing an annual interest rate of 8.375%.  In June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes and we have previously raised additional funds through other capital raising activities, including the sale of shares of our common stock in public offerings and other debt issuances. However, marketing and selling primary care drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

In January 2017, we issued $150.0 million aggregate principal amount of our 2026 Notes bearing an annual interest rate of 8.375% and in June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes bearing an annual interest rate of 2.25%. Semi-annual payments on our 2022 Notes commenced on December 15, 2015.  Quarterly interest payments on our 2026 Notes commenced on June 15, 2017 and, pursuant to the associated indenture, in March 2019 we began making quarterly payments on our 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter and (ii) the accrued and unpaid interest on the 2026 Notes. Principal on the 2026 Notes is repaid in an amount equal to the difference between (i) and (ii) above, when this is a positive number, until the principal has been paid in full. We expect that for the next few years, at a minimum, the net quarterly payments from Allergan will be a significant source of cash flow from operations. If the cash flows derived from the net quarterly payments that we receive from Allergan under the collaboration agreement for North

America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether Allergan will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Allergan under the collaboration agreement for North America. Accordingly, since we cannot guarantee when, or if, our company will become profitable or cash flow positive, we cannot provide assurances that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Allergan, (ii) there will be a net quarterly payment from Allergan at all or (iii) we will not also be required to make a true-up payment to Allergan under the collaboration agreement for North America, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of March 31, 2019, we had total indebtedness of approximately $473.4 million and available cash and cash equivalents of approximately $119.0 million. We chose to issue our 2026 Notes and our 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock may be highly volatile due to many factors, including:

•	the commercial performance of our products in the countries in which they are approved, as well as the costs associated with such activities;

•	any third-party coverage and reimbursement policies for our products;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments, litigation or public concern about the safety of our products or our potential products;

•	announcements of the introduction of new products by us or our competitors;

•	announcements concerning product development results, including clinical trial results, or intellectual property rights of us or others;

•	actual and anticipated fluctuations in our quarterly and annual operating results;

•	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

•	sales of additional shares of our common stock or sales of securities convertible into common stock or the perception that these sales might occur;

•	additions or departures of key personnel;

•	developments concerning current or future collaboration, partnership, licensing or other strategic arrangements, or the separation of Cyclerion; and

•	discussion of us or our stock price in the financial or scientific press or in online investor communities.

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

Item 5.  Other Information

On May 1, 2019, the compensation and HR committee of our board of directors approved a one-time bonus of $250,000 for Gina Consylman, our chief financial officer, in recognition of her significant contributions to and performance in connection with the completion of the separation of our sGC business, and certain other assets and liabilities, into a separate, independent publicly traded company.

Item 6.  Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No:	Description
2.1

Separation Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc. Incorporated by reference to Exhibit 2.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8K, filed with the SEC on April 4, 2019.

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

10.1

Offer Letter, dated January 3, 2019, between Ironwood Pharmaceuticals, Inc. and Mark Mallon. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on January 4, 2019.

10.2

Tax Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8K, filed with the SEC on April 4, 2019.

10.3

Employee Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc. Incorporated by reference to Exhibit 10.2 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8K, filed with the SEC on April 4, 2019.

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

Ironwood Pharmaceuticals, Inc.

Date: May 2, 2019	By:	/s/ MARK MALLON
Mark Mallon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2019	By:	/s/ GINA CONSYLMAN
Gina Consylman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)