Form 10-Q
period 2019-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2019-07-30
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 26, 2019, there were 156,495,574 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

●	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
●	the timing, investment and associated activities involved in commercializing LINZESS® by us and Allergan plc in the U.S.;

●	the timing and execution of the launches and commercialization of CONSTELLA® in Europe and LINZESS in Japan and China;

●	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;

●	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;

●	our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, drug product and finished goods, as applicable, on a commercial scale, as well as our expectations regarding revenue generated from Astellas for Japan;

●	our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements;

●	the ability of our product candidates to meet existing or future regulatory standards;

●	the safety profile and related adverse events of our products and our product candidates;

●	the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;

●	our and our partners’ ability to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;

●	our and our partners’ ability to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements;

●	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;

●	the in-licensing or acquisition of externally discovered businesses, products or technologies, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions;

●	our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, real estate needs and concentration of voting control, as well as the timing and drivers thereof, and internal control over financial reporting;

●	our expectations as to the timing or costs associated with transitioning to a new headquarters location;

●	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions described herein;

●	inventory levels and write downs, or asset impairments, and the drivers thereof, and inventory purchase commitments;

●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products and product candidates;

●	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;

●	trends and challenges in our potential markets;

●	our ability to attract and motivate key personnel;

●	any benefits or costs of the separation of the Company’s operations into two independent, publicly traded companies, including the tax treatment; and

●	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$98,908	$173,172
Accounts receivable, net	22,604	20,991
Related party accounts receivable, net	81,182	59,959
Inventory, net	1,735	—
Prepaid expenses and other current assets	8,880	10,216
Restricted cash	7,676	1,250
Current assets of discontinued operations	—	847
Total current assets	220,985	266,435
Restricted cash, net of current portion	971	6,426
Property and equipment, net	6,665	7,652
Operating lease right-of-use assets	25,569	—
Convertible note hedges	60,720	41,020
Goodwill	785	785
Other assets	26	89
Non-current assets of discontinued operations	—	9,643
Total assets	$315,721	$332,050
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,872	$14,891
Related party accounts payable, net	2,036	—
Accrued research and development costs	6,270	2,963
Accrued expenses and other current liabilities	33,982	38,001
Capital lease obligations	—	73
Current portion of deferred rent	—	252
Current portion of 2026 Notes	48,797	47,554
Current portion of operating lease liabilities	11,904	—
Current portion of contingent consideration	—	51
Current liabilities of discontinued operations	—	15,739
Total current liabilities	110,861	119,524
Capital lease obligations, net of current portion	—	158
Deferred rent, net of current portion	—	6,308
Note hedge warrants	50,191	33,763
Convertible senior notes	274,395	265,601
Operating lease liabilities, net of current portion	18,685	—
2026 Notes, net of current portion	78,330	100,537
Other liabilities	2,626	2,530
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 156,442,332 issued and outstanding at June 30, 2019 and 500,000,000 shares authorized and 154,414,691 shares issued and outstanding at December 31, 2018	156	154
Additional paid-in capital	1,421,215	1,394,603
Accumulated deficit	(1,640,738)	(1,591,128)
Total stockholders’ deficit	(219,367)	(196,371)
Total liabilities and stockholders’ deficit	$315,721	$332,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Collaborative arrangements revenue	$77,322	$71,207	$143,474	$134,293
Product revenue, net	—	1,096	—	1,731
Sale of active pharmaceutical ingredient	24,893	8,803	27,471	14,237
Total revenues	102,215	81,106	170,945	150,261
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	11,313	4,065	12,356	6,672
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	—	1,836	—	1,836
Research and development	28,758	23,187	60,956	43,663
Selling, general and administrative	43,246	59,771	92,341	118,716
Amortization of acquired intangible assets	—	3,476	—	6,952
Loss on fair value remeasurement of contingent consideration	—	1,962	—	2,474
Gain on lease modification	(3,169)	—	(3,169)	—
Restructuring expenses	490	1,486	3,818	3,908
Total cost and expenses	80,638	95,783	166,302	184,221
Income (loss) from operations	21,577	(14,677)	4,643	(33,960)
Other (expense) income:
Interest expense	(9,430)	(9,383)	(19,022)	(18,656)
Interest and investment income	668	732	1,404	1,413
(Loss) gain on derivatives	(672)	(809)	3,272	507
Other income	140	—	140	—
Other expense, net	(9,294)	(9,460)	(14,206)	(16,736)
Net income (loss) from continuing operations	12,283	(24,137)	(9,563)	(50,696)
Net loss from discontinued operations	—	(25,243)	(37,438)	(41,828)
Net income (loss)	$12,283	$(49,380)	$(47,001)	$(92,524)

Net income (loss) per share from continuing operations—basic and diluted	$0.08	$(0.16)	$(0.06)	$(0.33)
Net loss per share from discontinued operations—basic and diluted	$—	$(0.17)	$(0.24)	$(0.28)
Net income (loss) per share—basic and diluted	$0.08	$(0.32)	$(0.30)	$(0.61)

Weighted average number of common shares—basic and diluted:	155,849	152,163	155,405	151,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$12,283	$(49,380)	$(47,001)	$(92,524)
Other comprehensive income:
Unrealized gains on available-for-sale securities	—	47	—	35
Total other comprehensive income	—	47	—	35
Comprehensive income (loss)	$12,283	$(49,333)	$(47,001)	$(92,489)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2018	154,414,691	$154	$1,394,603	$(1,591,128)	$(196,371)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,210,858	2	3,486	—	3,488
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	14,988	—	14,988
Net loss	—	—	—	(59,284)	(59,284)
Balance at March 31, 2019	155,625,549	$156	$1,413,077	$(1,650,412)	$(237,179)
Issuance of common stock related to share-based awards and employee stock purchase plan, net of cancellations	621,588	—	1,801	—	1,801
Share-based compensation expense related to share-based awards and employee stock purchase plan	195,195	—	6,337	—	6,337
Dividend of sGC business	—	—	—	(2,609)	(2,609)
Net income	—	—	—	12,283	12,283
Balance at June 30, 2019	156,442,332	$156	$1,421,215	$(1,640,738)	$(219,367)

							Accumulated
	Class A		Class B		Additional		other	Total
	common stock		common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	deficit
Balance at December 31, 2017	136,465,526	$137	13,983,762	$14	$1,318,536	$(1,308,760)	$(79)	$9,848
Issuance of common stock related to share-based awards and employee stock purchase plan	882,448	1	272,146	—	6,193	—	—	6,194
Issuance of common stock awards	162	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	258,551	—	(258,551)	—	—	—	—	—
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	—	—	9,062	—	—	9,062
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	—	(43,144)	—	(43,144)
Balance at March 31, 2018	137,606,687	$138	13,997,357	$14	$1,333,791	$(1,351,904)	$(91)	$(18,052)
Issuance of common stock related to share-based awards and employee stock purchase plan	989,830	1	129,501	—	12,865	—	—	12,866
Issuance of common stock awards	130,045	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	134,367	—	(134,367)	—	—	—	—	—
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	—	—	10,568	—	—	10,568
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	47	47
Net loss	—	—	—	—	—	(49,380)	—	(49,380)
Balance at June 30, 2018	138,860,929	$139	13,992,491	$14	$1,357,224	$(1,401,284)	$(44)	$(43,951)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(47,001)	$(92,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,539	2,189
Amortization of acquired intangible assets	—	6,952
Loss (gain) on disposal of property and equipment	109	(275)
Gain on lease modification	(3,169)	—
Share-based compensation expense	20,271	18,054
Change in fair value of note hedge warrants	16,428	50,831
Change in fair value of convertible note hedges	(19,700)	(51,338)
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	—	1,836
Write-down of excess non-cancellable ZURAMPIC and DUZALLO sample purchase commitments	—	390
Accretion of discount/premium on investment securities	—	(138)
Non-cash interest expense	9,300	8,591
Non-cash change in fair value of contingent consideration	—	2,474
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	(21,529)	1,638
Prepaid expenses and other current assets	2,647	(9,591)
Inventory, net	(635)	(992)
Other assets	(6)	68
Accounts payable, related party accounts payable and accrued expenses	(25,205)	2,096
Accrued research and development costs	2,335	202
Operating lease right-of-use assets	6,315	—
Operating lease liabilities	(4,685)	—
Deferred rent	—	655
Net cash used in continuing operating activities	(62,986)	(58,882)
Net cash provided by discontinued operating activities	11,364	5,305
Net cashed used in operating activities	(51,622)	(53,577)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(2,491)
Sales and maturities of available-for-sale securities	—	62,512
Purchases of property and equipment	(1,444)	(1,447)
Proceeds from sale of property and equipment	261	273
Net cash (used in) provided by continuing investing activities	(1,183)	58,847
Net cash used in discontinued investing activities	(4,223)	(1,754)
Net cash (used in) provided by investing activities	(5,406)	57,093
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	5,204	19,044
Payments on capital lease obligations	—	(1,510)
Principal payments on 2026 notes	(21,469)	—
Payments on contingent purchase price consideration	—	(121)
Net cash (used in) provided by continuing financing activities	(16,265)	17,413
Net cash (used in) provided by discontinued financing activities	—	—
Net cash (used in) provided by financing activities	(16,265)	17,413
Net (decrease) increase in cash, cash equivalents and restricted cash	(73,293)	20,929
Cash, cash equivalents and restricted cash, beginning of period	180,848	132,792
Cash, cash equivalents and restricted cash, end of period	$107,555	$153,721

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$98,908	$145,415
Restricted cash	8,647	8,306
Total cash, cash equivalents, and restricted cash	$107,555	$153,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Overview

Ironwood Pharmaceuticals, Inc. (“Ironwood” or the “Company”) is a gastrointestinal (“GI”) healthcare company dedicated to creating medicines that make a difference for people living with GI diseases. The Company is advancing innovative product opportunities in areas of large unmet need, capitalizing on its proven development and commercial capabilities and its deep expertise in GI diseases. On April 1, 2019, the Company completed its tax-free spin-off of its soluble guanylate cyclase (“sGC”) business into a separate, publicly traded company called Cyclerion Therapeutics, Inc. (“Cyclerion”).

The Company’s commercial product, linaclotide, is available to adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”), or chronic idiopathic constipation (“CIC”), in certain countries around the world. As many as 13 million adults suffer from IBS-C and as many as 35 million adults suffer from CIC in the U.S. alone, according to our analysis of studies including P Pare, et al. (published in 2001 in the American Journal of Gastroenterology) and J.F. Johanson, et al. (published in 2007 in Alimentary Pharmacology and Therapeutics) and American College of Gastroenterology Chronic Constipation Task Force (2005), American Journal of Gastroenterology Vol. 100, No. S1, 2005. Symptoms of IBS-C include abdominal pain, discomfort or bloating and constipation symptoms (for example, incomplete evacuation, infrequent bowel movements, hard/lumpy stools), while CIC is primarily characterized by constipation symptoms.

Linaclotide is available under the trademarked name LINZESS® (linaclotide) to adult men and women suffering from IBS-C or CIC in the United States (the “U.S.”) and Mexico and to adult men and women suffering from IBS-C in Japan. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

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

The Company and Allergan are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In June 2019, the Company announced positive topline data from its Phase IIIb trial demonstrating the efficacy and safety of LINZESS 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort, in adult patients with IBS-C.

The Company and Allergan are also advancing MD-7246, a delayed release form of linaclotide, as an oral, intestinal, non-opioid pain relieving agent for patients suffering from abdominal pain associated with certain GI diseases.

There are an estimated 16 million Americans who suffer from symptoms of IBS-D, according to Grundmann and Yoon in Irritable Bowel Syndrome: epidemiology, diagnosis and treatment: an update for health-care practitioners (published in the Journal of Gastroenterology and Hepatology in 2010) and the United States Census Bureau. In May 2019, the Company and Allergan initiated a Phase II clinical trial evaluating MD-7246 in adult patients with IBS with diarrhea (“IBS-D”).

The Company is advancing IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of persistent gastroesophageal reflux disease (“GERD”). There are an estimated 10 million Americans who suffer regularly from symptoms of GERD, such as heartburn and regurgitation, despite receiving treatment with the current standard of care, a proton pump inhibitor, to suppress stomach acid, according to a study published in 2014 by HB El-Sarag, Sweet S, Winchester CC et al. in Gut; a Lieberman HCP Survey, 2019; a Lieberman GI patient landscape survey, 2010; a survey conducted by American Gastroenterological Association; and 2019 U.S. census data. In June 2018, the Company initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with persistent GERD.

On April 1, 2019, Ironwood completed the separation of its sGC business, and certain other assets and liabilities, into Cyclerion (the “Separation”). The Separation was effected by means of a distribution of all of the outstanding shares of common stock, with no par value, of Cyclerion through a dividend of all outstanding shares of Cyclerion’s common stock, to Ironwood’s stockholders of record as of the close of business on March 19, 2019 (Note 2). Cyclerion is a clinical-stage biopharmaceutical company harnessing the power of sGC pharmacology to discover, develop, and commercialize breakthrough treatments for serious and orphan diseases.

On June 11, 2019, the Company entered into a non-cancelable operating lease (the “Summer Street Lease”) for approximately 39,000 square feet of office space on the 23rd floor of 100 Summer Street, Boston, Massachusetts (the “Summer Street Property”). The Summer Street Property is expected to serve as the Company’s new headquarters beginning in the fourth quarter of 2019, replacing its existing headquarters at 301 Binney Street (Note 8).

Additionally, the Company has periodically entered into co-promotion agreements to maximize its salesforce productivity, such as its co-promotion agreement with Allergan to perform sales detailing activities for VIBERZI for treatment for adults suffering from IBS-D (Note 4).

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of June 30, 2019, and the results of its operations for the three and six months ended June 30, 2019 and 2018, its statements of stockholders’ deficit for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

The Company has presented its sGC business as discontinued operations in its condensed consolidated financial statements for all periods presented. The historical financial statements and footnotes have been recast accordingly (Note 2). For periods following the Separation, the Company continues to report financial results under one business segment.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries as of June 30, 2019, Ironwood Pharmaceuticals Securities Corporation and Ironwood

Pharmaceuticals GmbH. Cyclerion was a wholly-owned subsidiary until it became an independent, publicly-traded company on April 1, 2019. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an on-going basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the condensed consolidated financial statements include those related to revenue recognition; available-for-sale securities; accounts receivable; inventory valuation, and related reserves; impairment of long-lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; initial valuation procedures for the issuance of convertible notes; valuation of assets and liabilities held for disposition and losses related to discontinued operations; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Reclassifications of Prior Period Financial Statements

Certain prior period financial statement items, such as discontinued operations, have been reclassified to conform to current period presentation.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2018 Annual Report on Form 10-K. During the six months ended June 30, 2019, the Company adopted the following additional significant accounting policies:

Discontinued Operations

During the three months ended June 30, 2019, the Company determined that its sGC business met the criteria for classification as a discontinued operation in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations. Accordingly, the accompanying condensed consolidated financial statements for all periods presented have been recast to present the assets and liabilities associated with the sGC business as held for disposition and the expenses directly associated with the sGC business as discontinued operations. For additional information related to discontinued operations, refer to Note 2, Cyclerion Separation, to these condensed consolidated financial statements.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the three and six months ended June 30, 2019 reflect the application of ASC 842 guidance, while the reported results for prior periods were prepared in conjunction with ASC Topic 840, Leases (“ASC 840”). Because there were no material changes to the values of capital leases as a result of adoption of ASC 842, the Company concluded that no cumulative-effect adjustment to the accumulated deficit as of January 1, 2019 was necessary.

The recognition of right-of-use assets and lease liabilities related to our operating leases under ASC 842 has had a material impact on the Company’s condensed consolidated financial statements.

As part of the ASC 842 adoption, the Company elected certain practical expedients outlined in the guidance. These practical expedients include:

●	Accounting policy election to use the short-term lease exception by asset class;
●	Election of the practical expedient package during transition, which includes:
o	An entity need not reassess whether any expired or existing contracts are or contain leases.
o	An entity need not reassess the classification for any expired or existing leases. As a result, all leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases under ASC 842, and all leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases under ASC 842.
o	An entity need not reassess initial direct costs for any existing leases.

Subsequent to the Company’s adoption of ASC 842, the Company elected the post-transition practical expedient, by class of underlying asset, to account for lease components and non-lease components together as a single component for the asset class of operating lease right-of-use real estate assets.

The Company’s lease portfolio includes: leases for its current and future headquarters locations, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment. The Company determines if an arrangement is a lease at the inception of the contract. The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets. As of June 30, 2019, the Company did not have any finance leases.

Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the lease inception date. Existing leases in the Company’s lease portfolio as of the adoption date were valued as of January 1, 2019. The Company uses an incremental borrowing rate based on the information available at lease inception in determining the present value of lease payments, if an implicit rate of return is not provided with the lease contract. Operating lease right-of-use assets are adjusted for incentives expected to be received.

Right-of-use assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification.

Lease cost is recognized on a straight-line basis over the lease term, and includes amounts related to short-term leases. The Company recognizes variable lease payments as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2019 that had a material effect on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which supersedes the lease accounting requirements in ASC 840 and most industry-specific guidance with ASC 842. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a 12-month term must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation are recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization and interest expense for financing leases. The balance sheet amounts recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Subsequent to the issuance of ASU 2016-02, the FASB issued ASU No. 2018-10, Leases (Topic 842),

Codification Improvements (“ASU 2018-10”), ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”), and ASU No. 2019-01 Leases (Topic 842), Codification Improvements (“ASU 2019-01”) to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance, such as the rate implicit in a lease, impairment of the net investment in a lease, lessee reassessment of lease classifications, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASU 2018-11 allow for an additional transition method, whereby at the adoption date the entity recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, while the comparative period disclosures continue recognition under ASC 840. Additionally, ASU 2018-11 includes a practical expedient for separating contract components for lessors. The Company adopted ASC 842 using the optional transition method outlined in ASU 2018-11 as of January 1, 2019. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of approximately $88.3 million and corresponding lease liabilities of approximately $94.9 million. The adoption of these ASUs did not have a material impact on the Company’s results of operations; however, the adoption resulted in significant changes to the Company’s financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) and ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”) to provide additional guidance on the adoption of ASU 2016-13. ASU 2019-04 added Topic 326, Financial Instruments—Credit Losses, and made several amendments to the codification and also modified the accounting for available-for-sale debt securities. ASU 2019-05 provides targeted transition relief by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2016-13, ASU 2019-04 and ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of these ASUs will have on the Company’s financial position and results of operations.

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

2. Cyclerion Separation

On April 1, 2019, Ironwood completed the Separation of Cyclerion. The Separation was effected by means of a distribution of all of the outstanding shares of common stock, with no par value, of Cyclerion through a dividend of Cyclerion’s common stock, to Ironwood’s stockholders of record as of the close of business on March 19, 2019. Prior to the Separation on April 1, 2019, as described in Note 1, Nature of Business, Cyclerion was a wholly owned subsidiary of the Company. On March 30, 2019, the Company entered into certain agreements with Cyclerion relating to the Separation, including a separation agreement, a tax matters agreement, and an employee matters agreement.

Agreements with Cyclerion

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

The transfer of assets and liabilities to Cyclerion was effected through a contribution in accordance with the separation agreement as summarized below (in thousands):

As of April 1, 2019
Assets:
Prepaid expenses and other current assets	$1,169
Property and equipment, net	10,241
Other assets	21
$11,431
Liabilities:
Accrued research and development costs	$5,673
Accrued expenses and other current liabilities	3,149
$8,822
Net Assets Transferred to Cyclerion	$2,609

In addition, the Company is due approximately $1.3 million as of June 30, 2019 associated with tenant improvement reimbursement provisions related to the Cyclerion lease in accordance with the separation agreement, which has been included in related party accounts receivable.

The tax matters agreement, dated as of March 30, 2019, governs each party’s rights, responsibilities and obligations with respect to taxes, including taxes, if any, incurred as a result of any failure of the Separation to qualify as tax-free. In general, if the parties incur tax liabilities in the event that the Separation is not tax-free, each party is expected to be responsible for any taxes imposed on Ironwood or Cyclerion that arise from the failure of the Separation to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Internal Revenue Code of 1986, as amended, to the extent that the failure to so qualify is attributable to an acquisition of stock or assets of, or certain actions, omissions or failures to act of, such party. If both Ironwood and Cyclerion are responsible for such failure, liability will be shared according to relative fault. U.S. tax otherwise resulting from the failure of the Separation to qualify as a transaction that is tax-free generally will be the responsibility of Ironwood. Each party otherwise agreed to indemnify the other party from and against any liability for taxes allocated to such party under the tax matters agreement and any taxes resulting from breach of any such party’s covenants under the tax matters agreement, the separation agreement, or any ancillary agreement entered into in connection with the Separation. Cyclerion agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the distribution and certain related transactions.

The employee matters agreement, dated as of March 30, 2019, allocates assets, liabilities and responsibilities relating to the employment, compensation, and employee benefits of Ironwood and Cyclerion employees, and other related matters in connection with the Separation, including the treatment of outstanding Ironwood incentive equity awards. Pursuant to the employee matters agreement, the outstanding Ironwood equity awards held by Cyclerion and Ironwood employees were adjusted in connection with the Separation, with the intent to maintain, immediately following the Separation, the economic value of the awards. No incremental stock-based compensation expense was recognized during the three months ended June 30, 2019 (Note 10).

Additionally, the Company entered into two transition services agreements and a development agreement with Cyclerion.

Pursuant to the transition service agreements, the Company is obligated to provide and is entitled to receive certain transition services related to corporate functions, such as finance, procurement, facilities and development. Services provided by the Company to Cyclerion will continue for an initial term of one to two years from the date of the Separation (as applicable), unless earlier terminated or extended according to the terms of the transition services agreement. Services provided by Cyclerion to the Company will continue for an initial term of one year from the date of the Separation, unless earlier terminated or extended according to the terms of such transition services agreement. Services received and performed are paid at a mutually agreed upon rate. Amounts for services provided to Cyclerion are recorded as other income and amounts for services provided by Cyclerion are recorded as selling, general and administrative expense and research and development expense, as applicable. During each of the three and six months ended June 30, 2019, the Company recorded an insignificant amount as other income for services provided to Cyclerion.

During each of the three and six months ended June 30, 2019, the Company recorded an insignificant amount in both selling, general and administrative expense and research and development expense for services provided by Cyclerion.

Pursuant to the development agreement, Cyclerion is obligated to provide the Company with certain research and development services with respect to certain of Ironwood’s products and product candidates, including MD-7246 and IW-3718. Such research and development activities are governed by a joint steering committee comprised of representatives from both Cyclerion and Ironwood. Services received are paid at a mutually agreed upon rate. The Company recorded approximately $1.7 million in research and development expenses under the development agreement during the three months ended June 30, 2019.

Discontinued Operations

Upon Separation, the Company determined its sGC business qualified for discontinued operations accounting treatment in accordance with ASC Subtopic 205-20, Discontinued Operations. The following is a summary of expenses of Cyclerion for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Costs and expenses:
Research and development	—	15,745	21,792	31,774
Selling, general and administrative	—	8,592	15,646	9,148
Restructuring expenses	—	906	—	906
Net loss from discontinued operations	—	25,243	37,438	41,828

There were no assets and liabilities related to discontinued operations as of June 30, 2019, as all balances were transferred to Cyclerion upon Separation. The following is a summary of assets and liabilities of discontinued operations as of December 31, 2018 (in thousands):

Assets:
Prepaid expenses and other current assets	$847
Property and equipment, net	9,618
Other assets	25
$10,490
Liabilities:
Accounts payable	$3,232
Accrued research and development costs	5,256
Accrued expenses and other current liabilities	7,251
$15,739

3. Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is computed by dividing net (income) loss by the weighted average number of common shares outstanding during the period.

In June 2015, in connection with the issuance of approximately $335.7 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2022 (the “2022 Notes”) (Note 9), the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”). The Convertible Note Hedges are generally expected to reduce the potential dilution to the Company’s Class A common stockholders upon a conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Notes in the event that the market price per share of the Company’s Class A common stock, as measured under the terms of the Convertible Note Hedges, is greater than the conversion price of the 2022 Notes. The Convertible Note Hedges are not considered for purposes of calculating the number of diluted weighted average shares outstanding, as their effect would be anti-dilutive.

Concurrently with entering into the Convertible Note Hedges, the Company also entered into certain warrant transactions in which it sold note hedge warrants (the “Note Hedge Warrants”) to the Convertible Note Hedge

counterparties to acquire shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments (Note 9). The Note Hedge Warrants could have a dilutive effect on the Company’s Class A common stock to the extent that the market price per share of the Class A common stock exceeds the applicable strike price of such warrants. The Note Hedge Warrants are not considered for purposes of calculating the number of diluted weighted averages shares outstanding, as their effect would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Options to purchase Class A common stock	19,324	22,056
Shares subject to repurchase	182	130
Restricted stock units	2,799	3,207
Note Hedge Warrants	23,135	20,250
2022 Notes	23,135	20,250
Total	68,575	65,893

During the three and six months ended June 30, 2019, the Company recorded net income of approximately $12.3 million and net loss of approximately $47.0 million, respectively. The inclusion of applicable securities in the calculation of diluted earnings per share was anti-dilutive for the three months ended June 30, 2019. As a result, diluted earnings per share is equivalent to basic earnings per share for the three and six months ended June 30, 2019.

4. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the three and six months ended June 30, 2019, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, Hong Kong and Macau, as well as linaclotide license agreements with Astellas for Japan and with Allergan for the Allergan License Territory. The Company also had agreements with Allergan to co-promote VIBERZI in the U.S. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue and sale of active pharmaceutical ingredient (“API”) attributable to transactions from these arrangements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Collaborative Arrangements Revenue	2019	2018	2019	2018
Linaclotide Agreements:
Allergan (North America)	$75,498	$69,810	$140,283	$131,408
Allergan (Europe and other)	262	304	682	576
Co-Promotion and Other Agreements:
Allergan (VIBERZI)	1,239	750	1,239	1,500
Other	323	343	1,270	809
Total collaborative arrangements revenue	$77,322	$71,207	$143,474	$134,293
Sale of API (1)
Linaclotide Agreements:
Astellas (Japan)	$24,893	$8,803	$27,468	$14,237
Other (1)	—	—	3	—
Total sale of API	$24,893	$8,803	$27,471	$14,237

(1) Sale of API includes an insignificant amount of revenue from the sale of drug product to AstraZeneca in China during the six months ended June 30, 2019.

Accounts receivable, net and related party accounts receivable, net included approximately $103.8 million related to collaborative arrangements revenue and sale of API as of June 30, 2019, net of approximately $4.3 million related to related party accounts payable.

As of June 30, 2019, there were no impairment indicators for the accounts receivable recorded. During the three and six months ended June 30, 2019, there was no significant unusual activity in accounts receivable.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At June 30, 2019, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 11). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraints have been lifted.

As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company offset approximately $2.4 million and approximately $5.6 million in incremental research and development costs during the three and six months ended June 30, 2019, respectively, and offset approximately $1.9 million and approximately $3.3 million in incremental research and development costs during the three and six months ended June 30, 2018, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

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

The Company evaluated this collaboration arrangement under ASC 606, Revenue from Contracts with Customers (“ASC 606”), and concluded that all development-period performance obligations had been satisfied as of September 2012. However, the Company has determined that there are three remaining commercial-period performance obligations, which include the sales detailing of LINZESS, participation in the joint commercialization committee, and approved additional trials. The consideration remaining includes cost reimbursements in the U.S., as well as commercial sales-based milestones and net profit and loss sharing payments based on net sales in the U.S. Additionally, the Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Royalties, commercial sales-based milestones, and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, in accordance with the sales-based royalty exception, as these payments relate predominately to the license granted to Allergan. The Company records royalty revenue in the period earned based on royalty reports from its partner, if available, or based on the projected sales and historical trends. The cost reimbursements received from Allergan during the commercialization period will be recognized as billed in accordance with the right-to-invoice exemption, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

Under the Company’s collaboration agreement with Allergan for North America, LINZESS net sales are calculated and recorded by Allergan and include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions, as noted above. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis less commercial expenses, and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable. This treatment is in accordance with the Company’s revenue recognition policy, given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with Allergan for North America. The Company relies on Allergan to provide accurate and complete information related to net sales of LINZESS in accordance with U.S. generally accepted accounting principles in order to calculate its settlement payments to and from Allergan and record collaboration expense or collaborative arrangements revenue, as applicable.

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three and six months ended June 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$74,973	$69,264	$139,267	$130,413
Royalty revenue	525	546	1,016	995
Total collaborative arrangements revenue	$75,498	$69,810	$140,283	$131,408

The collaborative arrangements revenue recognized in the three and six months ended June 30, 2019 and 2018 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)(2)	$74,973	$69,264	$139,267	$130,413
Selling, general and administrative costs incurred by the Company(1)	(10,359)	(11,713)	(20,636)	(22,641)
The Company’s share of net profit	$64,614	$57,551	$118,631	$107,772
(1)	Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan for the three and six months ended June 30, 2019 and 2018.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized approximately $0.5 million and approximately $1.0 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2019, respectively. The Company recognized approximately $0.6 million and approximately $1.0 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2018, respectively.

License Agreement with Allergan (All countries other than the countries and territories of North America, China, Hong Kong, Macau, and Japan)

In April 2009, the Company entered into a license agreement with Almirall, S.A. (“Almirall”) to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions (the “European License Agreement”). In accordance with the European License Agreement, the Company granted Almirall a right to access its U.S. Phase III clinical trial data for the purposes of supporting European regulatory approval. Additionally, the Company was required to participate on a joint development committee during linaclotide’s development period and is required to participate in a joint commercialization committee while linaclotide is commercially available. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan.

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

Prior to the adoption of ASC 606, the Company concluded that the 2017 Amendment was a material modification to the European License Agreement; however, this modification did not have a material impact on the Company's condensed consolidated financial statements as there was no deferred revenue associated with the European License Agreement. The Company also concluded that the 2017 Amendment was not a material modification to the linaclotide collaboration agreement with Allergan for North America.

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

The Company recognized approximately $0.3 million and approximately $0.7 million of royalty revenue from the European License Agreement during the three and six months ended June 30, 2019, respectively, and recognized approximately $0.3 million and approximately $0.6 million during the three and six months ended June 30, 2018, respectively.

License Agreement for Japan with Astellas

In November 2009, the Company entered into a license agreement with Astellas, as amended, to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in Japan (the “2009 License Agreement with Astellas”). Astellas is responsible for all activities relating to development, regulatory approval and commercialization in Japan as well as funding the associated costs and the Company is required to participate on a joint development committee over linaclotide’s development period. During the year ended December 31, 2017, the Company and Astellas entered into a commercial API supply agreement (the “Astellas Commercial Supply Agreement”). Pursuant to the Astellas Commercial Supply Agreement, the Company sells linaclotide API supply to Astellas at a contractually defined rate and recognizes related revenue as sale of API. Under the license agreement, the Company receives royalties which escalate based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product actually sold and other contractual deductions.

Under the 2009 License Agreement with Astellas, the Company received an up-front licensing fee of $30.0 million and three development milestone payments that totaled up to $45.0 million, which were recognized as revenue prior to the adoption of ASC 606 on January 1, 2018.

The Company had evaluated the terms of the 2009 License Agreement with Astellas under ASC 606 and determined that there were no remaining performance obligations as of the adoption of ASC 606. However, there continues to be consideration in the form of royalties on sales of LINZESS in Japan under the 2009 License Agreement with Astellas. Upon adoption of ASC 606, the Company concluded that the royalties on sales of LINZESS in Japan relate predominantly to the license granted to Astellas. Accordingly, the Company applies the sales-based royalty exception and records royalties on sales of LINZESS in Japan in the period earned based on royalty reports from its partner, if available, or the projected sales and historical trends.

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

The Company recognized approximately $24.9 million and approximately $27.5 million from the sale of API to Astellas under the license agreement and the Astellas Commercial Supply Agreement during the three and six months ended June 30, 2019, respectively, and recognized approximately $8.8 million and approximately $14.2 million during the three and six months ended June 30, 2018, respectively. The royalties on sales of LINZESS in Japan did not exceed the transfer price of API sold and other contractual deductions during each of the periods presented.

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

The parties agreed to an Initial Development Plan (“IDP”) which includes the planned development of linaclotide in China, including the lead responsibility for each activity and the related internal and external costs. The IDP indicates that AstraZeneca is responsible for a multinational Phase III clinical trial (the “Phase III Trial”). The Company is responsible for nonclinical development and supplying clinical trial material and both parties are responsible for the regulatory submission process. The IDP indicates that the party specifically designated as being responsible for a particular development activity under the IDP shall implement and conduct such activities. The activities are governed by a Joint Development Committee (“JDC”), with equal representation from each party. The JDC is responsible for approving, by unanimous consent, the joint development plan and development budget, as well as approving protocols for clinical studies, reviewing and commenting on regulatory submissions, and providing an exchange of data and information.

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

There are no refund provisions in the AstraZeneca Collaboration Agreement.

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

In August 2014, the Company and AstraZeneca, through the JDC, modified the IDP and development budget to include approximately $14.0 million in additional activities over the remaining development period, to be shared by the Company and AstraZeneca under the terms of the AstraZeneca Collaboration Agreement. These additional activities serve to support the continued development of linaclotide in the License Territory, including the Phase III Trial. Pursuant to the terms of the modified IDP and development budget, certain of the Company’s deliverables were modified, specifically the research, development and regulatory services pursuant to the IDP, as modified from time to time (the “R&D Services”) and the obligation to supply clinical trial material. The modification did not have a material impact on the Company’s condensed consolidated financial statements.

The total amount of the non-contingent consideration allocable to the AstraZeneca Collaboration Agreement and a co-promotion agreement was approximately $34.0 million (“Arrangement Consideration”), which includes the $25.0 million non-refundable up-front payment and approximately $9.0 million representing 55% of the costs for clinical trial material supply services and research, development and regulatory activities allocated to the Company in the IDP or as approved by the JDC in subsequent periods.

Prior to adoption of ASC 606, the Company allocated the Arrangement Consideration to the non-contingent deliverables based on management’s best estimated selling price (“BESP”) of each deliverable using the relative selling price method, as the Company did not have vendor-specific objective evidence or third-party evidence of selling price for such deliverables. Of the total Arrangement Consideration, approximately $29.7 million was allocated to the License Deliverable, approximately $1.8 million to the R&D Services, approximately $0.1 million to the JDC services, approximately $0.3 million to the clinical trial material supply services, and approximately $2.1 million to a co-promotion deliverable in the relative selling price model.

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

The following remaining performance obligations are ongoing as of June 30, 2019:

●	R&D Services,
●	JDC services,
●	obligation to supply clinical trial material, and

●	Joint Commercialization Committee (“JCC”) services.

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

Under ASC 606, consideration allocated to the R&D Services will be recognized as such services are provided over the performance period using an output method based on full-time employee hours incurred. Consideration allocated to the JDC Services are recognized ratably over the development period using a time-based, straight-line attribution model. Revenue from the supply of clinical trial material is recognized as the clinical trial material is delivered to the customer.

Upon commercialization, the Company’s only remaining performance obligation will be JCC Services. During commercialization, the Company will be entitled to receive sales-based milestone payments from AstraZeneca. Additionally, the parties will share in the net profits and losses associated with the development and commercialization of linaclotide in the License Territory, with AstraZeneca receiving 55% of the net profits or incurring 55% of the net losses until a certain specified commercial milestone is achieved; from that point, profits and losses will be shared equally thereafter. Commercial sales-based milestones and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, in accordance with the sales-based royalty exception, as these payments related predominately to the license granted to AstraZeneca. Any cost reimbursements received from AstraZeneca during the commercialization period will be recognized as incurred in accordance with the right-to-invoice exemption, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

During the three and six months ended June 30, 2019, the Company incurred no costs and offset an insignificant amount of costs related to R&D Services and JDC Services, respectively. During each of the three and six months ended June 30, 2018, the Company offset costs of approximately $0.7 million related to R&D Services and JDC Services. During the three and six months ended June 30, 2019, the Company recognized no revenue and an insignificant amount of revenue related to linaclotide drug product as sale of API, respectively. The Company recorded no revenue related to linaclotide drug product and sale of API during each of the three and six months ended June 30, 2018. Additionally, the Company incurred approximately $0.3 million and approximately $0.5 million in costs related to pre-launch commercial services and supply chain services during the three and six months ended June 30, 2019, respectively.

Co-Promotion and Other Agreements

In January 2017, concurrently with entering into the amendment to the European License Agreement, the Company and Allergan entered into an agreement under which the adjustments to the Company’s or Allergan’s share of the net profits under the share adjustment provision of the collaboration agreement for linaclotide in North America relating to the contractually required calls on physicians in each year were eliminated, in full, in 2018 and all subsequent years (the “Commercial Agreement”). Pursuant to the Commercial Agreement, Allergan appointed the Company, on a non-exclusive basis, to promote CANASA, approved for the treatment of ulcerative proctitis in the U.S. for approximately two years through February 2019. Under the terms of the Commercial Agreement, the Company was obligated to perform third position sales details and offer samples of such products to gastroenterology prescribers who were on the then-current call panel for LINZESS to which the Company was providing first or second position details. On a product-by-product basis, Allergan paid the Company a royalty in the mid-teens on incremental sales of CANASA above a mutually agreed upon sales baseline. The Company discontinued its promotion of CANASA on December 31, 2018.

Upon adoption of ASC 606, the Company evaluated the commercial agreement and the amendment to the European License Agreement under the contract combination and contract modification guidance in ASC 606. The Company determined that the agreements should be accounted for as separate contracts because each agreement adds distinct goods or services at an amount that reflects standalone selling price. The Company concluded that the CANASA sales detailing deliverable under ASC 605 was also considered a performance obligation in accordance with ASC 606. Accordingly, the Company recorded royalties on sales of CANASA and any estimated detailing shortfall penalty over the period of performance for the sales details; collaborative arrangements revenue was recognized when it was probable that a significant reversal of revenue would not occur and the associated constraint has been lifted. The Company estimated sales detailing royalties based on royalty reports from its partner, if available, or the projected sales and historical trends. At the inception of the arrangement, the consideration associated with the agreement comprised of royalties and a sales detailing shortfall penalty are fully constrained. During each of the three and six months ended June 30, 2018, the Company did not recognize royalty revenue related to the Commercial Agreement with Allergan for sales of CANASA.

In December 2017, the Company and Allergan entered into an amendment to the commercial agreement with Allergan (the “VIBERZI Amendment”), as described below, to include the VIBERZI promotional activities through December 31, 2018. Under the terms of the VIBERZI Amendment, the Company’s clinical sales specialists detailed VIBERZI in the second position to the same health care practitioners to whom they detailed LINZESS in the first position and provided certain medical education services. The Company had the potential to achieve a milestone payment of up to $7.5 million based on the net sales of VIBERZI during 2018, and was compensated approximately $3.0 million over the term of the agreement for its medical education initiatives. The Company evaluated the VIBERZI Amendment in accordance with ASC 606 and determined that it would be treated as a separate contract because it adds a distinct good or service at an amount that reflects standalone selling price. The following performance obligations under the VIBERZI Amendment were identified:

●	sales detailing of VIBERZI in either first or second position, and
●	medical education services.

The sales-based milestone payment was recognized as collaborative arrangements revenue when it was probable that a significant reversal of revenue would not occur and the associated constraint had been lifted. During the three months ended December 31, 2018, the Company determined the sales-based milestone payment was no longer constrained and recognized approximately $1.3 million in collaborative arrangements revenue. The consideration related to medical education events of approximately $3.0 million was recognized over the period of performance that medical education services are provided. During the three and six months ended June 30, 2018, the Company recognized approximately $0.8 million and approximately $1.5 million of collaborative arrangements revenue, respectively, related to VIBERZI medical education services. In December 2018 and in March 2019, the Company extended the VIBERZI Amendment through April 2019.

In April 2019, the Company entered into a new agreement with Allergan to perform sales detailing activities for VIBERZI, effective April 1, 2019 through December 31, 2019 (the “VIBERZI Promotion Agreement”). Under the terms of the VIBERZI Promotion Agreement, the Company’s clinical sales specialists will continue detailing VIBERZI in the second position to the same health care practitioners to whom they detail LINZESS in the first position. The Company has the potential to achieve a milestone payment of up to approximately $4.2 million based on the number of VIBERZI prescription extended units filled over the term of the agreement. The Company will be compensated based on the number of VIBERZI sales details performed, up to a maximum amount of approximately $4.1 million over the term of the agreement. In accordance with ASC 606, the VIBERZI Promotion Agreement will be accounted for as a separate contract as it contains distinct services at an amount that reflects standalone selling price, incremental to past agreements. The Company identified the performance of VIBERZI second position sales details as the sole performance obligation under the agreement.

The milestone payment will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue will not occur and the associated constraint has been lifted. As of June 30, 2019, the Company determined the milestone payment was fully constrained. The compensation related to the VIBERZI sales details will be recognized over the term of the agreement using an output method based on estimated amounts for which the Company has the right to invoice based on the number of sales details performed during the associated period. During each of the three and six months ended June 30, 2019, the Company recognized approximately $1.2 million of collaborative arrangements revenue related to VIBERZI sales details.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company was required to pay $7.5 million for development milestones, all of which had been paid as of June 30, 2019. The Company may also be required to pay up to $18.0 million for regulatory milestones, none of which had been paid as of June 30, 2019. Pursuant to the terms of another license agreement, the Company recognized no revenue and approximately $0.5 million in collaborative arrangements revenue during the three and six months ended June 30, 2019, respectively, related to a nonrefundable upfront payment. The Company is eligible to receive up to $63.5 million in development and sales-based milestones, as well as a royalty as a percentage of net sales of a product, under the terms of this agreement. The Company did not record any research and development expense associated with the Company’s other collaboration and license agreements during each of the three and six months ended June 30, 2019 and 2018.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$82,918	$82,918	$—	$—
Repurchase agreements	15,875	15,875	—	—
Convertible Note Hedges	60,720	—	—	60,720
Total assets measured at fair value	$159,513	$98,793	$—	$60,720
Liabilities:
Note Hedge Warrants	$50,191	$—	$—	$50,191
Total liabilities measured at fair value	$50,191	$—	$—	$50,191

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$142,218	$142,218	$—	$—
Repurchase agreements	30,875	30,875	—	—
Convertible Note Hedges	41,020	—	—	41,020
Total assets measured at fair value	$214,113	$173,093	$—	$41,020
Liabilities:
Note Hedge Warrants	$33,763	$—	$—	$33,763
Contingent Consideration	51	—	—	51
Total liabilities measured at fair value	$33,814	$—	$—	$33,814

There were no transfers between fair value measurement levels during each of the three and six months ended June 30, 2019 or 2018.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and other current liabilities, the current portion of capital lease obligations, deferred rent, and operating lease obligations at June 30, 2019 and December 31, 2018 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of June 30, 2019 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, strike prices of the derivative instruments, risk-free interest rate, expected volatility of the Company’s Class A common stock, and expected dividend yield. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

In April 2019, the Company announced an adjustment to the conversion rate applicable to the 2022 Notes, effective April 15, 2019 (Note 9).

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of June 30, 2019 and December 31, 2018:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2019		2018
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	1.7%	1.7%	2.5%	2.5%
Time to maturity	3.0	3.5	3.5	4.1
Stock price (2)	$10.94	$10.94	$10.36	$10.36
Strike price (3)	$14.51	$18.82	$16.58	$21.50
Common stock volatility (4)	47.2%	47.1%	43.8%	43.6%
Dividend yield	—%	—%	—%	—%
(1)	Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A common stock on the last trading day of the quarter ended June 30, 2019 and December 31, 2018, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants. The strike prices for the Convertible Note Hedges and Note Hedge Warrants were adjusted in conjunction with the conversion rate adjustment in April 2019 (Note 9).
(4)	Expected volatility based on historical volatility of the Company’s Class A common stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 convertible note derivatives from December 31, 2018 through June 30, 2019 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2018	$41,020	$(33,763)
Change in fair value, recorded as a component of gain (loss) on derivatives	19,700	(16,428)
Balance at June 30, 2019	$60,720	$(50,191)

2.25% Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million of its 2022 Notes. The Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and equity component (Note 9). The fair value of the 2022 Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the 2022 Notes observed in market trading, which are Level 2 inputs. The estimated fair value of the 2022 Notes was approximately $359.1 million and approximately $315.0 million as of June 30, 2019 and December 31, 2018, respectively.

8.375% Notes Due 2026

In September 2016, the Company closed a direct private placement pursuant to which the Company issued $150.0 million in aggregate principal amount of the 2026 Notes in January 2017. The estimated fair value of the 2026 Notes was approximately $133.0 million and approximately $148.2 million as of June 30, 2019 and December 31, 2018, respectively. This valuation was calculated using a discounted cash flow estimate of expected interest and principal payments and was determined using Level 3 inputs, including significant estimates related to expected LINZESS sales and a discount rate equivalent to market participant interest rates.

6. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw Materials	$1,475	$—
Work in Progress	260	—
	$1,735	$—

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

No impairment of inventory was recorded during the three and six months ended June 30, 2019. The Company wrote down approximately $1.8 million related to lesinurad inventory and commercial supply purchase commitments during the three months ended June 30, 2018 as a result of revised demand forecasts. The adjustment was recorded as write-down of lesinurad commercial supply to net realizable value and loss on non-cancelable purchase commitments.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

p

	June 30, 2019	December 31, 2018
Salaries	$2,499	$3,054
Accrued vacation	2,887	3,493
Accrued incentive compensation	5,370	13,867
Other employee benefits	536	1,883
Professional fees	5,275	1,735
Accrued interest	793	873
Restructuring accruals	1,597	2,885
Other	15,025	10,211
	$33,982	$38,001

As of June 30, 2019, other accrued expenses of approximately $15.0 million includes approximately $5.0 million related to goods received but not yet invoiced, approximately $2.5 million related to linaclotide excess purchase commitments, approximately $0.9 million related to a portion of the activities associated with the Separation, and approximately $1.4 million related to excess non-cancelable ZURAMPIC and DUZALLO (the “Lesinurad Products”) commercial supply and sample purchase commitments.

As of December 31, 2018, other accrued expenses of approximately $10.2 million included approximately $2.5 million related to linaclotide excess purchase commitments, and approximately $1.4 million related to excess non-cancelable Lesinurad Products commercial supply and sample purchase commitments.

8. Leases

Effective January 1, 2019, the Company adopted ASC 842 using the optional transition method. The Company’s lease portfolio includes: leases for its current and future headquarters locations, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost during period, net(1)	$3,155	7,680
Variable lease payments	654	654
Short-term lease cost	379	768
Total lease cost	$4,188	9,102

(1) Operating lease cost is presented net of approximately $0.3 million of sublease income for the three months ended June 30, 2019. Sublease income relates to a sublease agreement between Ironwood and Cyclerion executed upon Separation. The sublease agreement terminated in May 2019.

Supplemental cash flow information related to leases for the periods reported is as follows:

Six Months Ended
June 30,
2019
Right-of-use assets obtained in exchange for new operating lease upon adoption of ASC 842 (in thousands)	$88,299
Adjustment to right-of-use assets as a result of the lease modification at the Separation date (in thousands)	(40,427)
Adjustment to right-of-use assets as a result of the termination of the Binney Street Lease (in thousands)	(34,440)
Right-of-use assets obtained in exchange for new operating lease liabilities(1) (in thousands)	18,452
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	6,619
Weighted-average remaining lease term of operating leases (in years)	7.9
Weighted-average discount rate of operating leases	5.3%

(1) Relates to right-of-use assets and operating lease liabilities for the Summer Street Lease.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of June 30, 2019 are as follows (in thousands):

Operating
Lease
Payments
2019(1)	$11,979
2020	1,146
2021	3,128
2022	3,129
2023	3,065
2024 and thereafter	21,170
Total future minimum lease payments	43,617
Less: present value adjustment	9,205
Operating lease liabilities at June 30, 2019	34,412
Less: current portion of operating lease liabilities	11,904
Operating lease liabilities, net of current portion	$22,508

(1) Amounts are for the six months ending December 31, 2019.

At December 31, 2018, future minimum lease payments under non-cancelable leases under ASC 840 were as follows (in thousands):

Operating
Lease
Payments
2019	$18,736
2020	18,312
2021	18,863
2022	19,365
2023	19,818
2024 and thereafter	22,118
Total future minimum lease payments	$117,212

Summer Street Lease (future headquarters)

On June 11, 2019, the Company entered into the Summer Street Lease, a non-cancelable operating lease with MA-100 Summer Street Owner, L.L.C. (the “Summer Street Landlord”) for the Summer Street Property. The Summer Street Property is expected to serve as the Company’s new headquarters beginning in the fourth quarter of 2019, replacing its existing headquarters at 301 Binney Street in Cambridge, Massachusetts. The Summer Street Lease terminates on June 11, 2030 and includes an option to extend the term of the lease for an additional five years at a market base rental rate, a 2% annual rent escalation, free rent periods, and a tenant improvement allowance. The rent expense for the Summer Street Property, inclusive of the escalating rent payments and lease incentives, is recognized on a straight-line basis over the lease term. Additionally, the Summer Street Lease requires a letter of credit to secure the Company’s obligations under the lease agreement of approximately $1.0 million, which is collateralized by a money market account recorded as restricted cash on the Company’s condensed consolidated balance sheets as of June 30, 2019.

At lease inception, the Company recorded a right-of-use asset and a lease liability associated with the Summer Street Lease using an incremental borrowing rate of approximately 5.8%. At June 30, 2019, the balance of the right-of-use asset for the Summer Street Lease was approximately $18.3 million. The balance of the lease liability for the Summer Street Lease was approximately $18.3 million, net of approximately $3.8 million related to the tenant improvement allowance reimbursement expected to be received.

Lease cost related to the Summer Street Lease recorded during each of the three and months ended June 30, 2019 was approximately $0.2 million.

Binney Street Lease (current headquarters)

The Company rents office space at 301 Binney Street, Cambridge, Massachusetts (“Binney Street Property”) under a non-cancelable operating lease, entered into in January 2007, as amended (“Binney Street Lease”). The Binney Street Property currently serves as the Company’s headquarters, but is expected to be replaced by the Summer Street Property, as discussed above.

Prior to the modifications discussed below, the term of the Binney Street Lease was through January 31, 2025 for the approximately 223,000 square feet of laboratory and office space. The Binney Street Lease includes an option to extend the term of the lease for an additional five years at a market base rental rate, a 3% annual rent escalation, free rent periods, a tenant improvement allowance, and an option to extend the term of the lease for an additional five years at a market base rental rate. The rent expense for the Binney Street Lease, inclusive of the escalating rent payments, lease incentives and free rent periods, is recognized on a straight-line basis over the lease term through January 2025. Additionally, the Binney Street Lease requires a letter of credit to secure the Company’s obligations under the lease agreement of approximately $6.4 million, which is recorded as restricted cash.

As of January 1, 2019, in conjunction with the adoption of ASC 842, the Company recorded a right-of-use asset of approximately $87.7 million and a lease liability of approximately $94.3 million associated with the Binney Street Lease.

On April 1, 2019, the Company modified its lease with BMR-Rogers Street LLC (“Binney Street Landlord”), to reduce its leased premises to approximately 108,000 rentable square feet of office space on the first and third floors. The surrendered portion of approximately 114,000 rentable square feet on the first and second floor of the building is now occupied by Cyclerion under a direct lease between Cyclerion and the Binney Street Landlord. As a result of the modification, the Company adjusted the value of its right-of-use asset and operating lease liability using an incremental borrowing rate of approximately 5.1% in accordance with ASC 842, and recognized a gain of approximately $3.2 million, recorded as operating expenses on its condensed consolidated statement of operations. The Company elected to determine the proportionate reduction in the right-of-use asset based on the reduction to the lease liability and will apply that methodology consistently to all comparable modifications that decrease the scope of the lease.

On June 11, 2019, the Company entered into a lease termination agreement (the “Lease Termination”) with the Binney Street Landlord to terminate the Company’s existing lease for approximately 108,000 square feet of office space. The Lease Termination is expected to go into effect on or before November 1, 2019 (subject to the Company’s one-time right to extend the termination date for up to 30 days) in exchange for an approximately $9.0 million payment to the Binney Street Landlord. The Company determined that the Lease Termination would be accounted for as a lease modification that reduces the term of the existing lease. As a result of this modification, the Company adjusted the value of its right-of-use asset and operating lease liability using an incremental borrowing rate of approximately 4.0%.

At June 30, 2019, the balances of the right-of-use asset and lease liability for the Binney Street Lease were approximately $7.3 million and approximately $11.8 million, respectively.

Lease cost related to the Binney Street Lease recorded during the three and six months ended June 30, 2019 was approximately $3.6 million and approximately $8.0 million, respectively, net of sublease income of approximately $0.3 million and approximately $0.3 million, respectively. Under ASC 840, rent expense related to the Binney Street Lease recorded during the three and six months ended June 30, 2018 was approximately $2.5 million and $5.1 million, respectively.

Data center colocation lease

The Company rents space for its data center at a colocation in Boston, Massachusetts under a non-cancelable operating lease (the “Data Center Lease”). The Data Center Lease contains various provisions, including a 4% annual rent escalation. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term through August 2022. The Company recorded a right-of-use asset of approximately $0.6 million, and a lease liability of approximately $0.6 million associated with the Data Center Lease upon adoption of ASC 842. During the three months ended March 31, 2019, the Company migrated its data management process to a cloud-based services system, rendering its current data center technology and assets obsolete. As a result, the Company considered the right-of-use asset associated with the Data Center Lease to be impaired. The Company recorded a charge of approximately $0.5 million to selling, general, and administrative expenses on its condensed consolidated statement of operations as a result of the impairment.

At June 30, 2019, the lease liability associated with the Data Center Lease was approximately $0.5 million, and the right-of-use asset remained fully impaired. The incremental borrowing rate for the outstanding Data Center Lease obligation upon adoption of ASC 842 was approximately 6.0%.

Under ASC 842, the lease costs related to the Data Center Lease were insignificant for each of the three and six months ended June 30, 2019. Under ASC 840, rent expenses related to the Data Center Lease were insignificant for each of the three and six months ended June 30, 2018, respectively.

Vehicle fleet leases

During April 2018, the Company entered into a master services agreement containing 12-month leases (the “2018 Vehicle Leases”) for certain vehicles within its fleet for its field-based sales force and medical science liaisons. These leases are classified as short-term in accordance with the practical expedient in ASC 842. The 2018 Vehicle Leases expire at varying times beginning in June 2019, with a monthly renewal provision. In accordance with the terms of the 2018 Vehicle Leases, the Company maintains a letter of credit securing its obligation under the lease agreements of $1.3 million, which is collateralized by a money market account recorded as restricted cash.

Lease cost related to the 2018 Vehicle Leases was approximately $0.4 million and approximately $0.8 million for the three and six months ended June 30, 2019, respectively. There were no rent expenses incurred under ASC 840 during the three and six months ended June 30, 2018 related to the 2018 Vehicle Leases.

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

The 2026 Notes bear an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year (each an “8.375% Payment Date”) which began on June 15, 2017. Principal of the 2026 Notes are payable on the 8.375% Payment Dates beginning March 15, 2019. From March 15, 2019, the Company makes quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter (the “8.375% Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the 2026 Notes (the “8.375% Required Interest Amount”). Principal on the 2026 Notes will be repaid in an amount equal to the 8.375% Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this is a positive number, until the principal has been paid in full. Given the principal payments on the 2026 Notes are based on the 8.375% Synthetic Royalty Amount, which will vary from quarter to quarter, the 2026 Notes may be repaid prior to September 15, 2026, the final legal maturity date. During the three and six months ended June 30, 2019, the Company made principal payments of approximately $9.2 million and approximately $21.5 million, respectively, and expects to pay approximately $48.8 million of the principal within twelve months following June 30, 2019.

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

In connection with the Separation in April 2019, the conversion rate under the Indenture was adjusted to equal 68.9172 shares of Ironwood Class A common stock per $1,000 principal amount of the 2022 Notes, which is equal to an adjusted conversion price of approximately $14.51 per share and 23,135,435 shares.

Holders of the 2022 Notes may convert their 2022 Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2021 in multiples of $1,000 principal amount, only under the following circumstances:

●	during any calendar quarter commencing after the calendar quarter ending on September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2022 Notes on each applicable trading day;

●	during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of the 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate for the 2022 Notes on each such trading day; or

●	upon the occurrence of specified corporate events described in the Indenture.

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

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the 2022 Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to the Company’s ability to settle the 2022 Notes in cash, its Class A common stock, or a combination of cash and Class A common stock at the option of the Company. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the 2022 Notes was recognized as a debt discount and represents the difference between the gross proceeds from the issuance of the 2022 Notes and the fair value of the liability of the 2022 Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over seven years, or the expected life of the 2022 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Company’s outstanding Convertible Note balances as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Liability component:
Principal	$335,699	$335,699
Less: unamortized debt discount	(56,855)	(65,094)
Less: unamortized debt issuance costs	(4,449)	(5,004)
Net carrying amount	$274,395	$265,601
Equity component	$114,199	$114,199

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

The Company determined the expected life of the 2022 Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Notes for the period from the date of issuance through June 30, 2019 was 9.34%. The following table sets forth total interest expense recognized related to the 2022 Notes during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Contractual interest expense	$1,889	$1,888	$3,777	$3,777
Amortization of debt issuance costs	283	237	555	464
Amortization of debt discount	4,164	3,816	8,239	7,550
Total interest expense	$6,336	$5,941	$12,571	$11,791

Convertible Note Hedge and Note Hedge Warrant Transactions with Respect to 2022 Notes

To minimize the impact of potential dilution to the Company’s Class A common stockholders upon conversion of the 2022 Notes, the Company entered into the Convertible Note Hedges covering 20,249,665 shares of the Company’s Class A common stock in connection with the issuance of the 2022 Notes. The Convertible Note Hedges had an initial exercise price of $16.58 per share, subject to adjustment upon the occurrence of certain corporate events or transactions, and were exercisable if the 2022 Notes were converted. In connection with the adjustment to the conversion rate of the Indenture, the exercise price of the Convertible Note Hedges and the Note Hedge Warrants were adjusted to $14.51 per share and $18.82 per share, respectively (Note 5). If upon conversion of the 2022 Notes, the price of the Company’s Class A common stock is above the exercise price of the Convertible Note Hedges, the counterparties are obligated to deliver shares of the Company’s Class A common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s Class A common stock at the conversion date and the exercise price, multiplied by the number of shares of the Company’s Class A common stock related to the Convertible Note Hedge being exercised.

Concurrently with entering into the Convertible Note Hedges, the Company also sold Note Hedge Warrants to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments. The strike price of the Note Hedge Warrants was initially $21.50 per share, subject to adjustment, and such warrants are exercisable over the 150 trading day period beginning on September 15, 2022. In connection with the Separation in April 2019, the exercise price was adjusted to $18.82 per share and the number of shares underlying the Note Hedge Warrants was increased to 23,135,435 shares. The Note Hedge Warrants could have a dilutive effect on the Class A common stock to the extent that the market price per share of the Company’s Class A common stock exceeds the applicable strike price of such warrants.

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Notes. Holders of the 2022 Notes and the Note Hedge Warrants do not have any rights with respect to the Convertible Note Hedges. The Company paid approximately $91.9 million for the Convertible Note Hedges and recorded this amount as a long-term asset on the condensed consolidated balance sheet. The Company received approximately $70.8 million for the Note Hedge Warrants and recorded this amount as a long-term liability, resulting in a net cost to the Company of approximately $21.1 million. The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC Topic 815, Derivatives and Hedging (Note 5).

10. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

In May 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Equity Plan) under which stock options, restricted stock awards, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. Under the 2019 Equity Plan, 10,000,000 shares of Class A common stock were initially reserved for issuance. As of June 30, 2019, 9,923,183 shares are available for future grant under the 2019 Equity Plan.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$1,179	$2,920	$4,098	$5,472
Selling, general and administrative	5,021	6,539	15,519	12,065
Restructuring expenses	137	324	654	517
	$6,337	$9,783	$20,271	$18,054

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

During the three months ended June 30, 2018, the Company initiated a reduction in headquarter-based workforce by approximately 40 employees associated with the Separation. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded approximately $0.3 million of restructuring expenses during each of the three and six months ended June 30, 2018.

In February 2019, following further analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately 35 employees, primarily based in the home office. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded an insignificant amount of share-based compensation expense and approximately $0.7 million to restructuring expenses during the three and six months ended June 30, 2019, respectively.

In April 2019, in connection with the Separation, all outstanding share-based payment awards were modified in accordance with the equity conversion-related provisions of the employee matters agreement. No share-based compensation expense was recognized in connection with the modifications. Additionally, modifications with respect to the Company’s Employee Stock Purchase Plan (“ESPP”) were made due to the change in share price as a result of the Separation. As a result of the modification to the ESPP, the Company recorded share-based compensation expense of approximately $0.3 million during each of the three and six months ended June 30, 2019.

In connection with certain other modifications of share-based payment awards during the six months ended June 30, 2019, the Company recognized approximately $2.4 million in share-based compensation expense.

11. Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. Under the collaboration agreement, the Company and Allergan equally support the development and commercialization of linaclotide (Note 4). Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. As of June 30, 2019 and December 31, 2018, the Company had approximately $79.4 million and approximately $60.0 million, respectively, in related party accounts receivable, net of related party accounts payable, associated with Allergan.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016. The Company paid approximately $1.6 million and approximately $4.1 million in insurance premiums to this insurance provider during the three and six months ended June 30, 2019, respectively, and paid approximately $3.0 million and approximately $6.3 million during the three and six months ended June 30, 2018, respectively. At June 30, 2019 and December 31, 2018, the Company had no accounts payable due to this related party.

The Company has and currently obtains commercial market and prescription data from a vendor whose Senior Vice President of Strategy, Marketing and Communications became a member of the Company’s Board of Directors in April 2019. The Company paid approximately $0.7 million and approximately $1.2 million in fees to this company during the three and six months ended June 30, 2019, respectively, and approximately $1.1 million and approximately $1.8 million during the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had approximately $0.3 million and an insignificant amount of accounts payable due to this related party, respectively.

In connection with the Separation, the Company executed certain contracts with Cyclerion whose President became a member of the Company’s Board of Directors in April 2019 (Note 2). As of June 30, 2019, the Company had an insignificant amount of accounts receivable, net of accounts payable due from Cyclerion.

12. Workforce Reduction

On January 30, 2018, the Company commenced an initiative to evaluate the optimal mix of investments for the lesinurad franchise. As part of this effort, the Company reduced its field-based workforce by approximately 60 employees, primarily consisting of field-based sales representatives that promoted DUZALLO or ZURAMPIC in the first position. During the three months ended March 31, 2018, the Company substantially completed the implementation of this reduction in field-based workforce and, in accordance with ASC Topic 420, Exit or Disposal Activities (“ASC 420”), recorded approximately $2.4 million of costs in its condensed consolidated statement of operations.

On June 27, 2018, the Company determined the initial organizational designs of the two new businesses, including employees’ roles and responsibilities, in connection with the Separation. As part of this process, the Company initiated a reduction in its headquarter-based workforce by approximately 40 employees. During the three months ended June 30, 2019, the Company did not record any costs in connection with this workforce reduction. During the six months ended June 30, 2019, the Company recorded an insignificant amount of costs in connection with the reduction in workforce in accordance with ASC 420. During each of the three and six months ended June 30, 2018, the Company recorded approximately $1.5 million of costs in connection with the reduction in workforce in accordance with ASC 420. These costs are reflected in the condensed consolidated statement of operations as restructuring expenses.

On August 16, 2018, the Company initiated a reduction in its workforce by approximately 100 employees, primarily consisting of field-based sales representatives in connection with the termination of the license related to the Lesinurad Products with AstraZeneca to develop, manufacture, and commercialize in the U.S products containing lesinurad as an active ingredient. During the three and six months ended June 30, 2019, the Company did not record any restructuring costs related to this workforce reduction. These costs are reflected in the condensed consolidated statement of operations as restructuring expenses.

On February 7, 2019, following further analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately by 35 employees, primarily based in the home office. During the three and six months ended June 30, 2019, the Company recorded approximately $0.5 million and approximately $3.8 million, respectively, of costs that are reflected in the condensed consolidated statement of operations as restructuring expenses.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the three and six months ended June 30, 2019 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2018	Charges	Amount Paid	Adjustments	June 30, 2019
Employee severance, benefits and related costs
June 2018 Reduction	696	16	(556)	(15)	141
August 2018 Reduction	1,756	—	(1,708)	(44)	4
February 2019 Reduction	—	3,182	(1,878)	—	1,304
Total	$2,452	$3,198	$(4,142)	$(59)	$1,449

Contract related costs
August 2018 Reduction	$433	$—	$(287)	$(42)	$104
Total	$433	$—	$(287)	$(42)	$104

During the three and six months ended June 30, 2019, the Company recorded approximately $0.5 million and approximately $3.8 million in restructuring expenses, respectively, and recorded approximately $1.5 million and approximately $3.9 million during the three and six months ended June 30, 2018, respectively.

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

Overview

We are a gastrointestinal, or GI, healthcare company dedicated to creating medicines that make a difference for people living with GI diseases. We are advancing innovative product opportunities in areas of large unmet need, capitalizing on our proven development and commercial capabilities and our deep expertise in GI diseases. On April 1, 2019, we completed our tax-free spin-off of our soluble guanylate cyclase, or sGC, business into a separate, publicly traded company, called Cyclerion Therapeutics, Inc., or Cyclerion.

Our commercial product, linaclotide, is available to adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC, in certain countries around the world. As many as 13 million adults suffer from IBS-C and as many as 35 million adults suffer from CIC in the U.S. alone, according to our analysis of studies including P Pare, et al. (published in 2001 in the American Journal of Gastroenterology) and J.F. Johanson, et al. (published in 2007 in Alimentary Pharmacology and Therapeutics) and American College of Gastroenterology Chronic Constipation Task Force (2005), American Journal of Gastroenterology Vol. 100, No. S1, 2005. Symptoms of IBS-C include abdominal pain, discomfort or bloating and constipation symptoms (for example, incomplete evacuation, infrequent bowel movements, hard/lumpy stools), while CIC is primarily characterized by constipation symptoms.

Linaclotide is available under the trademarked name LINZESS® (linaclotide) to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., and Mexico, and to adult men and women suffering from IBS-C in Japan. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

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

We and Allergan are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In June 2019, we announced positive topline data from our Phase IIIb trial demonstrating the efficacy and safety of LINZESS 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort, in adult patients with IBS-C.

We and Allergan are also advancing MD-7246, a delayed release form of linaclotide, as an oral, intestinal, non-opioid pain relieving agent for patients suffering from abdominal pain associated with certain GI diseases. There are an estimated 16 million Americans who suffer from symptoms of IBS-D, according to Grundmann and Yoon in Irritable Bowel Syndrome: epidemiology, diagnosis and treatment: an update for health-care practitioners (published in the Journal of Gastroenterology and Hepatology in 2010) and the United States Census Bureau. In May 2019, we and Allergan initiated a Phase II clinical trial evaluating MD-7246 in adult patients with IBS with diarrhea, or IBS-D.

We are also advancing IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of persistent gastroesophageal reflux disease, or persistent GERD. There are an estimated 10 million Americans who suffer regularly from symptoms of GERD, such as heartburn and regurgitation, despite receiving treatment with the current standard of care, a proton pump inhibitor, to suppress stomach acid, according to a study published in 2014 by HB El-Sarag, Sweet S, Winchester CC et al. in Gut; a Lieberman HCP Survey, 2019; a Lieberman GI patient landscape survey, 2010; a survey conducted by American Gastroenterological Association; and 2019 U.S. census data. In June 2018, we initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with persistent GERD.

As part of our strategy, we have established development and commercial capabilities that we plan to leverage as we seek to bring multiple medicines to patients. We intend to play an active role in the development and commercialization of our products in the U.S., and to establish a strong global brand by out-licensing commercialization rights in other territories to high-performing partners. Additionally, we have periodically entered into co-promotion agreements to maximize our salesforce productivity, such as our co-promotion agreement with Allergan to perform sales detailing activities for VIBERZI for treatment for adults suffering from IBS-D. This agreement is more fully described in Note 4, Collaborations, License, Co-Promotion and Other Commercial Agreements, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide and the commercialization of lesinurad, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of June 30, 2019, we had an accumulated deficit of approximately $1.6 billion. We are unable to predict the extent of any future losses or guarantee when, or if, our company will become cash flow positive.

On April 1, 2019, we completed the separation of our sGC business, and certain other assets and liabilities, into a separate, independent publicly traded company, or the Separation. The Separation was effected by means of a distribution of all of the outstanding shares of common stock, with no par value, of Cyclerion, through a dividend of Cyclerion’s common stock to our stockholders of record as of the close of business on March 19, 2019. Cyclerion is a clinical-stage biopharmaceutical company harnessing the power of sGC pharmacology to discover, develop, and commercialize breakthrough treatments for serious and orphan diseases. Cyclerion’s portfolio is comprised of several sGC stimulators, including olinciguat a vascular sGC stimulator in Phase II development, praliciguat a systemic sGC stimulator in Phase II development, and IW-6463, a central nervous system-penetrant sGC stimulator in Phase I development. The Separation is more fully described in Note 2, Cyclerion Separation, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

On June 11, 2019, we entered into a non-cancelable operating lease, or the Summer Street Lease, for approximately 39,000 square feet of office space on the 23rd floor of 100 Summer Street, Boston, Massachusetts, or the Summer Street Property. The Summer Street Property is expected to serve as our new headquarters beginning in the fourth quarter of 2019, replacing our existing headquarters at 301 Binney Street in Cambridge, Massachusetts. This agreement is more fully described in Note 8, Leases, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Financial Overview

Revenues. Our revenues are generated primarily through our collaborative arrangements and license agreements related to research and development and commercialization of linaclotide, as well as co-promotion arrangements in the U.S. Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606,

Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. The adoption of ASC 606 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, we recognize revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which we expect to receive in exchange for the good or service. The reported results for the three and six months ended as of June 30, 2019 and 2018 reflect the application of ASC 606 guidance. Upon adoption of ASC 606, we concluded that no cumulative-effect adjustment to the accumulative deficit as of January 1, 2018 was necessary. The adoption of ASC 606 had no impact on our condensed consolidated statement of operations, condensed consolidated balance sheets, or condensed consolidated statement of cash flows.

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

Through December 31, 2018, product revenue consisted of sales of ZURAMPIC and DUZALLO in the U.S. Product revenue was recognized when a particular national wholesaler or a selected regional wholesaler, or a Distributor, obtained control of our product, which occurred at a point in time, typically upon shipment of ZURAMPIC and DUZALLO, or the Lesinurad Products, to the Distributor.

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

Research and Development Expense. Research and development expense consists of expenses incurred in connection with the research into and development of product candidates. These expenses consist primarily of compensation, benefits and other employee-related expenses, research and development related facility costs, third-party contract costs relating to nonclinical study and clinical trial activities, development of manufacturing processes, regulatory registration of third-party manufacturing facilities, as well as licensing fees for our product candidates. We charge all research and development expenses to operations as incurred. Under our linaclotide collaboration agreements with Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau, we are reimbursed for certain research and development expenses, and we net these reimbursements against our research and development expenses as incurred. Amounts owed to Allergan or AstraZeneca for such linaclotide territories are recorded as incremental research and development expense.

The core of our research and development strategy is to leverage our development capabilities, as well as our pharmacologic expertise, to bring multiple medicines to patients. We are advancing innovative product opportunities in areas of large unmet need, including IBS-C and CIC, abdominal pain associated with lower GI disorders, and persistent GERD.

Linaclotide. Our commercial product, linaclotide, is available to adult men and women suffering from IBS-C or CIC in certain countries around the world. LINZESS® (linaclotide) is the first FDA-approved guanylate cyclase type-C, or GC-C, agonist and is commercially available in the U.S. for the treatment of IBS-C or CIC. Linaclotide also is approved and commercially available in Japan and in a number of E.U. and other countries. In January 2019, the National Medical Products Administration approved the marketing application for LINZESS for adults with IBS-C in China.

We and Allergan are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In June 2019, we announced positive topline data from our Phase IIIb trial demonstrating the efficacy and safety of linaclotide 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort in adult patients with IBS-C. In addition, we and Allergan have established a plan with the FDA for clinical pediatric programs with linaclotide, as described below.

MD-7246. We and Allergan are exploring MD-7246, a delayed release form of linaclotide, as an oral, intestinal, non-opioid pain-relieving agent for patients suffering from certain GI diseases. In May 2019, we and Allergan initiated patient dosing in Phase II clinical trial evaluating MD-7246 in adult patients with IBS-D.

IW-3718. We are advancing our persistent GERD program through the development of IW-3718, a gastric retentive formulation of a bile acid sequestrant. IW-3718 is a novel formulation of bile acid sequestrant designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with persistent GERD. In June 2018, we announced the initiation of two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with persistent GERD.

Early research and development. Prior to the Separation, our early research and development efforts were primarily focused on identifying novel clinical candidates that drew on our proprietary and expanding expertise in GI disorders and GC pathways. Our early research and development efforts are now focused on supporting our development stage GI programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating potential external development stage GI programs.

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2019 and 2018. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Linaclotide(1)	$8,284	$8,187	$18,147	$15,478
Lesinurad(2)	155	1,492	371	3,439
IW-3718	18,562	7,165	35,464	12,040
Early research and development	1,757	6,343	6,974	12,706
Total research and development expenses	$28,758	$23,187	$60,956	$43,663
(1)	Includes linaclotide immediate release in all indications, populations and formulations, and costs associated with MD-7246 (delayed release formulation).
(2)	Includes lesinurad in all indications, populations and formulations.

Since 2004, the date we began tracking costs by program, we have incurred approximately $480.7 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, Hong Kong and Macau and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

In connection with the FDA approval of LINZESS, we are required to conduct certain nonclinical and clinical studies, including those aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Allergan established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients, and clinical pediatric programs in IBS-C patients age seven to 17 and functional constipation patients age six to 17 are currently ongoing. We and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. We cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide for other geographic markets within IBS-C and CIC, or in additional indications, populations or formulations.

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

The successful development of our product candidates is highly uncertain and subject to a number of risks including, but not limited to:

●	The duration of clinical trials may vary substantially according to the type, complexity and novelty of the product candidate.

●	The FDA and comparable agencies in foreign countries impose substantial and varying requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures.

●	Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

●	The duration and cost of early research and development, including nonclinical studies and clinical trials may vary significantly over the life of a product candidate and are difficult to predict.

●	The costs, timing and outcome of regulatory review of a product candidate may not be favorable, and, even if approved, a product may face post-approval development and regulatory requirements.

●	There may be substantial costs, delays and difficulties in successfully integrating externally developed product candidates into our business operations.

●	The emergence of competing technologies and products and other adverse market developments may negatively impact us.

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

Restructuring Expenses. We record costs and liabilities associated with exit and disposal activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC 420. Such costs are based on estimates of fair value in the period the liabilities are incurred in accordance with ASC 420. We evaluate and adjust these costs as appropriate for changes in circumstances as additional information becomes available.

Other (Expense) Income. Interest expense consists primarily of cash and non-cash interest costs related to the 2022 Notes and the 2026 Notes. Non-cash interest expense consists of amortization of the debt discount and associated debt issuance costs associated with the 2.25% Convertible Senior Notes due 2022, or the 2022 Notes, and the 8.375% notes due 2026, or the 2026 Notes. We amortize these costs using the effective interest rate method over the life of the respective note agreements as interest expense in our condensed consolidated statements of operations.

In June 2015, in connection with the issuance of the 2022 Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we also entered into certain warrant transactions in which we sold note hedge warrants, or the Note Hedge Warrants, to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of our Class A common stock, subject to customary anti-dilution adjustments. In April 2019, in connection with the Separation, the number of shares underlying the Note Hedge Warrants was increased to 23,135,435 shares. Gain (loss) on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded as derivative assets and liabilities. The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in our condensed consolidated statements of operations. This transaction is more fully described in Note 9, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Discontinued Operations. We have recast all historical expenses directly associated with our sGC business as discontinued operations in accordance with ASC Subtopic 250-20, Discontinued Operations. For additional information refer to Note 2, Cyclerion Separation, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates and assumptions in our condensed consolidated financial statements include those related to revenue recognition; available-for-sale securities; accounts receivable; inventory valuation, and related reserves; impairment of long-lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; initial valuation procedures for the issuance of convertible notes; valuation of assets and liabilities held for disposition and losses related to discontinued operations; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Except as outlined below, during the three and six months ended June 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2019, or the 2018 Annual Report on Form 10-K.

Discontinued Operations

During the three months ended June 30, 2019, we determined that the Separation of our sGC business on April 1, 2019 met the criteria for classification as a discontinued operation in accordance with ASC Topic 205-20, Discontinued Operations. Accordingly, the accompanying condensed consolidated financial statements for all periods presented have been recast to present the assets and liabilities associated with the sGC business as held for disposition and the expenses directly associated with the sGC business as discontinued operations. For additional information related to discontinued operations, refer to Note 2, Cyclerion Separation, to these condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Leases

Effective January 1, 2019, we adopted ASC Topic 842, Leases, or ASC 842, using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use, or ROU, assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the three and six months ended June 30, 2019 reflect the application of ASC 842 guidance, while the reported results for prior periods were prepared in conjunction with ASC Topic 840, Leases, or ASC 840. Because there were no material changes to the values of existing capital leases as a result of the adoption of ASC 842, we concluded that no cumulative-effect adjustment to the accumulated deficit as of January 1, 2019 was necessary. The recognition of right-of-use assets and lease liabilities related to our operating leases under ASC 842 has had a material impact on our condensed consolidated financial statements.

As part of the ASC 842 adoption, we elected certain practical expedients outlined in the guidance. These practical expedients include:

●	A policy election to use the short-term lease exception by asset class;

●	Election of the practical expedient package during transition, which includes:
o	An entity need not reassess whether any expired or existing contracts are or contain leases.

o	An entity need not reassess the classification for any expired or existing leases. As a result, all leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases under ASC 842, and all leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases under ASC 842.
o	An entity need not reassess initial direct costs for any existing leases.

Subsequent to our adoption of ASC 842, we elected the post-transition practical expedient, by class of underlying asset, to account for lease components and non-lease components together as a single component for the asset class of operating lease right-of-use real estate assets.

Our lease portfolio includes: a lease for our current and future headquarters locations, a data center colocation lease, vehicle leases for our salesforce representatives, and leases for computer and office equipment. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases are recorded as operating lease right-of-use asset, and the liability component of is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in our condensed consolidated balance sheet. As of June 30, 2019, we did not have any finance leases.

Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the lease inception date. Existing leases in the Company’s lease portfolio as of the adoption date were valued as of January 1, 2019. We use an incremental borrowing rate based on the information available at lease inception in determining the present value of lease payments if an implicit rate of return is not provided with the lease contract. Operating lease right-of-use assets are adjusted for incentives expected to be received.

Right-of-use assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification.

Lease cost is recognized on a straight-line basis over the lease term, and includes amounts related to short-term leases. We recognize variable lease payments as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments under the Binney Street Lease primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by us.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$77,322	$71,207	$143,474	$134,293
Product revenue, net	—	1,096	—	1,731
Sale of active pharmaceutical ingredient	24,893	8,803	27,471	14,237
Total revenues	102,215	81,106	170,945	150,261
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	11,313	4,065	12,356	6,672
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	—	1,836	—	1,836
Research and development	28,758	23,187	60,956	43,663
Selling, general and administrative	43,246	59,771	92,341	118,716
Amortization of acquired intangible assets	—	3,476	—	6,952
Loss on fair value remeasurement of contingent consideration	—	1,962	—	2,474
Gain on lease modification	(3,169)	—	(3,169)	—
Restructuring expenses	490	1,486	3,818	3,908
Total cost and expenses	80,638	95,783	166,302	184,221
Income (loss) from operations	21,577	(14,677)	4,643	(33,960)
Other (expense) income:
Interest expense	(9,430)	(9,383)	(19,022)	(18,656)
Interest and investment income	668	732	1,404	1,413
(Loss) gain on derivatives	(672)	(809)	3,272	507
Other income	140	—	140	—
Other expense, net	(9,294)	(9,460)	(14,206)	(16,736)
Net income (loss) from continuing operations	12,283	(24,137)	(9,563)	(50,696)
Net loss from discontinued operations	—	(25,243)	(37,438)	(41,828)
Net income (loss)	$12,283	$(49,380)	$(47,001)	$(92,524)

Three and six months ended June 30, 2019 Compared to Three and six months ended June 30, 2018

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$77,322	$71,207	$6,115	9%	$143,474	$134,293	$9,181	7%
Product revenue, net	—	1,096	(1,096)	(100)%	—	1,731	(1,731)	(100)%
Sale of active pharmaceutical ingredient	24,893	8,803	16,090	183%	27,471	14,237	13,234	93%
Total revenues	$102,215	81,106	21,109	26%	170,945	150,261	20,684	14%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $6.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily related to an approximately $5.7 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand, partially offset by decreased net price, and an approximately $0.4 million net increase in revenue related to VIBERZI.

The increase in revenue from collaborative arrangements of approximately $9.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily related to an approximately $8.9 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand, partially offset by decreased net price, and approximately $0.5 million from an up-front payment received in connection with a license agreement. The increases were partially offset by an approximately $0.2 million decrease attributable to activities associated with VIBERZI and royalties.

Product Revenue, net. The decrease in net product revenue of approximately $1.1 million and approximately $1.7 million for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively, was due to our termination of the license agreement with AstraZeneca for the development, manufacture, and commercialization of products in the U.S. containing lesinurad as an active ingredient, or the Lesinurad License, in January 2019. As a result of this termination, we are no longer commercializing ZURAMPIC and DUZALLO.

Sale of Active Pharmaceutical Ingredient. The increase in sale of API of approximately $16.1 million and approximately $13.2 million for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, respectively, was primarily due to increased shipments of linaclotide API to Astellas in Japan.

Cost and Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	$11,313	$4,065	$7,248	178%	$12,356	$6,672	$5,684	85%
Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments	—	1,836	(1,836)	(100)%	—	1,836	(1,836)	(100)%
Research and development	28,758	23,187	5,571	24%	60,956	43,663	17,293	40%
Selling, general and administrative	43,246	59,771	(16,525)	(28)%	92,341	118,716	(26,375)	(22)%
Amortization of acquired intangible assets	—	3,476	(3,476)	(100)%	—	6,952	(6,952)	(100)%
Loss on fair value remeasurement of contingent consideration	—	1,962	(1,962)	(100)%	—	2,474	(2,474)	(100)%
Gain on lease modification	(3,169)	—	(3,169)	100%	(3,169)	—	(3,169)	100%
Restructuring expenses	490	1,486	(996)	(67)%	3,818	3,908	(90)	(2)%
Total cost and expenses	$80,638	$95,783	$(15,145)	(16)%	$166,302	$184,221	$(17,919)	(10)%

Cost of Revenue, excluding amortization of acquired intangible assets. The increase of approximately $7.2 million and approximately $5.7 million for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively, was primarily related to an increase in linaclotide API sales to Astellas in Japan.

Write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments. The decrease in write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments of approximately $1.8 million for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively, was due to the write-down of lesinurad inventory and commercial supply purchase commitments that occurred during the three months ended June 30, 2018 due to the expected termination of the Lesinurad License.

Research and Development Expense. The increase in research and development expense of approximately $5.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily related to an increase of approximately $12.0 million in research costs related to our early research and development efforts; and an increase of approximately $1.5 million related to linaclotide development. These increases were partially offset by a decrease of approximately $6.2 million in compensation, benefits and other employee-related expenses; a decrease of approximately $1.0 million in operating expenses; and a decrease of approximately $0.4 million related to lesinurad development due to the termination of the Lesinurad License.

The increase in research and development expense of approximately $17.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily related to an increase of approximately $23.5 million in research costs related to our early research and development efforts; an increase of approximately $3.8 million related to linaclotide development; and an increase of approximately $0.6 million in costs associated with the Separation. These increases were partially offset by a decrease of approximately $7.6 million in compensation, benefits and other employee-related expenses; a decrease of approximately $1.7 million in facilities and operating expenses; and a decrease of approximately $0.9 million related to lesinurad development due to the termination of the Lesinurad License.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily as a result of the Separation which was completed on April 1, 2019 and the termination of the Lesinurad License in January 2019. The approximately $16.6 million decrease in selling, general and administrative expense included an approximately $2.2 million decrease in costs associated with the Separation and an approximately $14.4 million decrease in non-Separation costs. The approximately $2.2 million decrease in costs associated with the Separation includes an approximately $6.0 million decrease in consulting and investment banking costs, offset by an approximately $2.1 million increase in compensation, benefits and employee-related expenses; an approximately $1.4 million increase in facilities and operating expenses; and an approximately $0.3 million increase in legal expenses. The decrease in non-Separation costs of approximately $14.4 million was primarily a result of an approximately $9.2 million decrease in sales and marketing programs; an approximately $10.8 million decrease in other compensation, benefits and employee-related expenses; an approximately $1.8 million decrease in professional service costs; and an approximately $0.2 million decrease in other facilities and operating costs. These decreases were partially offset by an approximately $4.8 million increase in consulting and investment banking costs; an approximately $2.6 million increase in legal costs; and an approximately $0.2 million increase in collaboration expenses.

Selling, general and administrative expenses decreased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of the Separation which was completed on April 1, 2019 and the termination of the Lesinurad License in January 2019. The decrease of approximately $26.4 million was primarily due to decreases in non-Separation costs of approximately $42.9 million offset by an approximately $16.5 million increase in costs associated with the Separation. The approximately $42.9 million decrease in non-Separation costs of includes an approximately $17.2 million decrease in sales and marketing programs; an approximately $14.9 million decrease in other compensation, benefits and employee-related expenses; an approximately $8.0 million decrease in other consulting costs; an approximately $2.5 million decrease in professional services expenses; and an approximately $1.6 million decrease in other facilities and operating costs. These decreases were also partially offset by an approximately $1.1 million increase in non-Separation legal expenses. The decreases associated with the non-Separation costs were partially offset by an approximately $16.5 million increase in costs associated with the Separation, including an approximately $6.0 million increase in compensation, benefits and employee-related expenses; an approximately $5.5 million increase in consulting and investment banking costs; an approximately $2.6 million increase in facilities and operating expenses; and an approximately $2.3 million increase in legal expenses.

Amortization of Acquired Intangible Assets. The decrease in amortization of acquired intangible assets expense of approximately $3.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and approximately $7.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was due to the impairment of the ZURAMPIC and DUZALLO intangible assets as a result of revised cash flow assumptions and the termination of the Lesinurad License.

Loss on Fair Value Remeasurement of Contingent Consideration. The decrease in the loss on fair value of the contingent consideration obligation of approximately $2.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and approximately $2.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was due to the termination of the Lesinurad License.

Gain on Lease Modification. The increase in the gain on lease modification of approximately $3.2 million for each of the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was due to the modification of the Binney Street Lease in connection with the Separation.

Restructuring Expenses. The decrease in restructuring expenses of approximately $1.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and an insignificant decrease for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to costs associated with the workforce reductions in January 2018 and June 2018, which exceeded the costs incurred in the February 2019 workforce reduction.

Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(9,430)	$(9,383)	$(47)	1%	$(19,022)	$(18,656)	$(366)	2%
Interest and investment income	668	732	(64)	(9)%	1,404	1,413	(9)	(1)%
(Loss) gain on derivatives	(672)	(809)	137	(17)%	3,272	507	2,765	545%
Other income	140	—	140	100%	140	—	140	100%
Total other expense, net	$(9,294)	$(9,460)	$166	(2)%	$(14,206)	$(16,736)	$2,530	(15)%

Interest expense increased by an insignificant amount during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, mainly due to an increase of approximately $0.4 million in interest expense associated with the 2022 Notes offset by a decrease of approximately $0.3 million in interest expense associated with the 2026 Notes. Interest expense increased by approximately $0.4 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, mainly due to an increase of approximately $0.8 million in interest expense associated with the 2022 Notes partially offset by a decrease of $0.4 million in interest expense associated with the 2026 Notes.

Interest and investment income decreased by an insignificant amount during each of the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, mainly due to slightly lower yield return on investment securities in 2019.

For the three months ended June 30, 2019, we recorded a loss on derivatives of approximately $0.7 million resulting from an approximately $10.1 million increase in the fair value of the Convertible Note Hedges and an approximately $10.8 million increase in the fair value of the Note Hedge Warrants. For the three months ended June 30, 2018, we recorded a loss on derivatives of approximately $0.8 million resulting from an approximately $46.1 million increase in the fair value of the Convertible Note Hedges and an approximately $46.9 million increase in the fair value of the Note Hedge Warrants.

For the six months ended June 30, 2019, we recorded a gain on derivatives of approximately $3.3 million resulting from an approximately $19.7 million increase in the fair value of the Convertible Note Hedges and an approximately $16.4 million increase in the fair value of the Note Hedge Warrants. For the six months ended June 30, 2018, we recorded a gain on derivatives of approximately $0.5 million resulting from an approximately $51.3 million increase in the fair value of the Convertible Note Hedges and an approximately $50.8 million increase in the fair value of the Note Hedge Warrants.

Other income increased by an insignificant amount during each of the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 due to income related to a transition service agreement with Cyclerion.

Net Loss from Discontinued Operations

Net loss from discontinued operations was approximately $25.2 million for the three months ended June 30, 2018. There was no net loss from discontinued operations for the three months ended June 30, 2019 as the Separation was completed on April 1, 2019. Net loss from discontinued operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 decreased by approximately $4.4 million primarily related to a decrease in research and development expense related to our sGC business. For additional information on discontinued operations, see Note 2, Cyclerion Separation, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

At June 30, 2019, we had approximately $98.9 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds and repurchase agreements. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to achieve liquidity and capital preservation objectives.

During the six months ended June 30, 2019, our balances of cash and cash equivalents decreased by approximately $73.3 million. This decrease is primarily due to approximately $51.6 million of cash used to operate our business, of which approximately $63.0 related to cash used in continuing operations and approximately $11.4 million related to cash provided by discontinued operations. The decrease in cash used to operate our business includes payments related to, among other things, research and development, and selling, general and administrative expenses, including payroll and compensation expense, and activities supporting the Separation that occurred on April 1, 2019. We also made principal payments on the 2026 Notes of approximately $21.5 million and invested approximately $1.4 million in capital expenditures. These cash outflows were partially offset by approximately $5.2 million in proceeds from the exercise of stock options.

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

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of June 30, 2019, we had an accumulated deficit of approximately $1.6 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our Class A common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $324.0 million of net proceeds from the private placement of our 2022 Notes in June 2015 and approximately $11.2 million of net proceeds from the issuance of $150.0 million in aggregate principal amount of the 2026 Notes in January 2017.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive a significant portion of our revenue from this collaboration. In addition, we are deploying significant resources to advance product opportunities in IBS-C and CIC, abdominal pain associated with IBS and persistent GERD, as well as to fulfill FDA requirements for linaclotide. We have also derived revenue from the sale of linaclotide API to Astellas for Japan. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS and other commercial activities and financial discipline. We have not achieved positive cash flows from operations to date. We also expect revenue from Astellas for Japan to be significantly lower after 2019, particularly given Astellas’s buildup of linaclotide API inventory during the launch of LINZESS in Japan.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties from Allergan based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will enable us to become cash flow positive, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., China and other markets, develop and commercialize other products, and invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of June 30, 2019 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying estimates regarding the costs to develop our product candidates and obtain regulatory approvals and the costs to commercialize linaclotide in the U.S., China and other markets, and develop and commercialize other products, our expectations regarding revenue from Astellas for Japan, as well as our goal to become cash flow positive, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

●	the revenue generated by sales of LINZESS, CONSTELLA and any other sources;

●	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS and any other products;

●	the success of our third-party manufacturing activities;

●	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approval development and regulatory requirements;

●	the success of our research and development efforts;

●	the emergence of competing or complementary products;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish, including royalties or other payments due or payable under such agreements; and

●	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of integrating any such assets into our business operations.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2018 Annual Report on Form 10-K. Except for commitments related to our current and future headquarters leases, there have not been any material changes from the contractual commitments and obligations previously disclosed in our 2018 Annual Report on Form 10-K. Refer to Note 8, Leases, to these condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details on revised lease commitments.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2, Summary of Significant Accounting Policies, in our 2018 Annual Report on Form 10-K and Note 1, Nature of Business, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and six months ended June 30, 2019 that had a material effect on our condensed consolidated financial statements included in this report.

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

Our 2026 Notes and 2022 Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

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

The 2022 Notes are convertible into Class A common stock at an adjusted conversion rate of 68.9172 shares of Class A common stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2022 Notes, which is equal to a conversion price of approximately $14.51 per share. The 2022 Notes will mature on June 15, 2022 unless earlier converted or repurchased. The 2022 Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of June 30, 2019, the fair value of the 2022 Notes was estimated by us to be approximately $359.1 million. The 2022 Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 9, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Convertible Note Hedge and Note Hedge Warrant Transactions with Respect to 2022 Notes

To minimize the impact of potential dilution to our common stock upon conversion of the 2022 Notes, we entered into Convertible Note Hedges to acquire, subject to customary adjustments, 23,135,435 shares of our Class A common stock at a strike price of $14.51 per share, as adjusted. Concurrently with entering into the Convertible Note Hedges, we entered into warrant transactions whereby we sold Note Hedge Warrants to acquire, subject to customary adjustments, 23,135,435 shares of our Class A common stock at a strike price of $18.82 per share, as adjusted. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 9, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk

We have no significant operations outside the U.S. and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2019 and 2018 had a significant impact on our results of operations.

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

On April 1, 2019, we completed the separation of Cyclerion. In connection with the Separation, we have implemented internal controls over discontinued operations.

Effective on April 1, 2019, Mark Mallon was appointed Chief Executive Officer of our Company by our Board of Directors.

In addition, effective July 8, 2019, Kelly MacDonald was appointed Chief Accounting Officer of our Company by our Board of Directors.

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

In response to the ANDAs for which we received Notice Letters in 2016, we and Allergan filed a lawsuit against the generic drug manufacturers in Delaware District Court in November 2016. We asserted that the Challenged Patents are valid and infringed by Teva and Sandoz. In accordance with the Hatch-Waxman Act, the timely filing of the lawsuits against the ANDA filers with respect to the Challenged Patents triggered an automatic stay of the FDA’s approval of the ANDAs until as early as February 29, 2020 (unless there is a final court decision adverse to us and Allergan sooner). In October 2017 and January 2018, we and Allergan filed lawsuits against Teva and Sandoz, respectively, each in Delaware District Court, related to each of their respective second Notice Letters. We asserted that U.S. Patent No. 9,708,371 is valid and infringed by each of Teva and Sandoz. The lawsuits filed in October 2017 and January 2018 against Teva and Sandoz, respectively, have been consolidated with the lawsuit filed in November 2016.

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

In May 2018 and August 2018, we, Allergan, Teva and Sandoz stipulated to dismiss without prejudice all claims, counterclaims and defenses with respect to U.S. Patent Nos. 9,708,371 and 8,933,030, respectively. In May 2019, we, Allergan, Teva and Sandoz stipulated to dismiss without prejudice all claims, counterclaims and defenses with respect to U.S. Patent Nos. 7,745,409 and 8,110,553.

The trial for the action involving Teva and Sandoz was originally scheduled to begin in June 2019. However, the trial was postponed as a result of the unavailability of one of the expert witnesses for Teva and Sandoz to testify in person at the trial due to a serious health issue. On July 22, 2019, we, Allergan, Teva and Sandoz filed a proposed stipulation with the Delaware District Court. Subject to the court’s approval, the stipulation provides for the trial to be rescheduled to begin on January 7, 2020. In an effort to preserve the status quo, and subject to the court’s approval, the stipulation would prohibit Teva and Sandoz from commercially selling or importing into the U.S. any proposed generic version of LINZESS until the earlier of (i) the date the court issues its trial decision in the lawsuit, and (ii) September 20, 2020.

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

Risks Related to Our Business and Industry

We are highly dependent on the commercial success of LINZESS in the U.S. for the foreseeable future; we cannot guarantee that we will generate sufficient revenues from LINZESS to cover our expenses.

We and our partner, Allergan plc (together with its affiliates), or Allergan, began selling LINZESS in the U.S. during December 2012. Revenues from our LINZESS collaboration constitute a significant portion of our total revenue, and we believe they will continue to do so for the foreseeable future. The commercial success of LINZESS depends on a number of factors, including:

●	the effectiveness of LINZESS as a treatment for adult patients with IBS-C or CIC;

●	the size of the treatable patient population;

●	the effectiveness of the sales, managed markets and marketing efforts by us and Allergan;

●	the adoption of LINZESS by physicians, which depends on whether physicians view it as safe and effective treatment for adult patients with IBS-C and CIC;

●	our success in educating and activating adult IBS-C and CIC patients to enable them to more effectively communicate their symptoms and treatment history to their physicians;

●	our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, LINZESS and our ability to demonstrate that LINZESS is safer, more efficacious and/or more cost-effective than alternative therapies;

●	the effectiveness of our partners’ distribution networks;

●	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these or other areas, associated with linaclotide; and

●	the development or commercialization of competing products or therapies for the treatment of IBS-C or CIC, or their associated symptoms.

Our revenues from the commercialization of LINZESS are subject to these and other factors, and therefore may be unpredictable from quarter-to-quarter. Revenues from LINZESS or other sources in any quarter may be insufficient to cover our expenses or sustain net income.

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

Further, if and as we and our partners conduct clinical trials, including in new or existing territories, indications, populations or formulations, as well as explore potential combination products, the number of patients treated with our products within and outside of such products’ currently approved indications and patient populations has grown and continues to do so.

As patient experience increases and expands, we and others may identify previously unknown side effects, known side effects may be found to be more frequent or severe than in the past, and we and others may detect unexpected safety signals for our products or any products perceived to be similar to our products.  The foregoing, or the perception of the foregoing, may have the following effects, among others:

●	sales of our products may be impaired;

●	regulatory approvals for our products may be delayed, denied, restricted or withdrawn;

●	we or our partners may decide to, or be required to, change the products’ label or send product warning letters or field alerts to physicians, pharmacists and hospitals;

●	reformulation of the products, additional nonclinical or clinical studies, changes in labeling or changes to or re-approvals of manufacturing facilities may be required;

●	we or our partners may be precluded from pursuing approval of linaclotide in new territories or from studying additional development opportunities to enhance our products’ clinical profiles, including within new or existing indications, populations and formulations, as well as in potential combination products;

●	our or our products’ reputation in the marketplace may suffer; and

●	government investigations or lawsuits, including class action suits, may be brought against us or our partners.

Any of the above occurrences would harm or prevent sales of our products, increase expenses and impair our and our partners’ ability to successfully commercialize our products.

In addition, the U.S. Food and Drug Administration, or FDA, -approved label for LINZESS contains a boxed warning about its use in pediatric patients. LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-

marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, which is discussed below. These and other restrictions could limit the commercial potential of LINZESS.

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

In June 2016, we entered into a license agreement for exclusive rights to commercialize products containing lesinurad in the U.S., and we terminated such license effective January 2019. We have encountered and may continue to encounter costs and delays related to transitioning lesinurad to AstraZeneca. We have never undertaken the process of transitioning a marketed product to a third party, and we may encounter challenges and costs that we do not currently anticipate. Our reputation with patients or physicians may be harmed as a result of transitioning lesinurad, and unforeseen complications with the FDA or other regulatory agencies could arise. If we are unable to complete the orderly transition of lesinurad to AstraZeneca, this could potentially lead to costly administrative procedures or litigation, distract management from other business activities, and could have an adverse impact on our financial condition. For additional information relating to our costs and expenses of exiting lesinurad, see Note 12, Workforce Reduction, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

If any of our linaclotide partners undergoes a change of control or in management, this may adversely affect our collaborative relationship or the success of the commercialization of linaclotide in the U.S. or in the other countries where it is approved, or the ability to achieve regulatory approval, launch and commercialize linaclotide in other territories.

We work jointly and collaboratively with each of our partners on many aspects of the development, manufacturing and commercialization of linaclotide. In doing so, we have established relationships with several key members of the management teams of our linaclotide partners in functional areas such as development, quality, regulatory, drug safety and pharmacovigilance, operations, marketing, sales, field operations and medical science. Further, the success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners commercialize linaclotide in the U.S. and the other countries where it is approved, and develop, launch and commercialize linaclotide in other parts of the world, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships. For example, in June 2019, Allergan and AbbVie, Inc. entered into a definitive agreement providing for the combination of the two companies. If the transaction is completed, or if any of our linaclotide partners otherwise undergo a change of control or in management, we would need to reestablish many relationships and confirm continued alignment on our development and commercialization strategy for linaclotide. Further, in connection with any change of control or in management, there is inherent uncertainty and disruption in operations, which could result in distraction, inefficiencies, and misalignment of priorities. As a result, in the event of a change of control or in management at one of our linaclotide partners, we cannot be sure that we will be able to successfully execute on our development and commercialization strategy for linaclotide in an effective and efficient manner and without disruption or reduced performance. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner’s portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

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

We expect to experience pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below, as well as the trend toward initiatives aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There have been a number of recent federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our and our partners’ ability to obtain or maintain reimbursement for our products at satisfactory levels, or at all, which could materially harm our business and financial results.

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

Allergan played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Allergan holds the new drug application, or NDA, for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Allergan. Allergan is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan, China, Hong Kong and Macau. Allergan is commercializing LINZESS in Mexico and CONSTELLA in Canada, as well as commercializing CONSTELLA in certain countries in Europe. Astellas, our partner in Japan, is responsible for development and commercialization of linaclotide in its territory. Astellas is commercializing LINZESS in Japan. Further, we are jointly overseeing the development and commercialization of linaclotide in China, Hong Kong and Macau through our collaboration with AstraZeneca, with AstraZeneca having primary responsibility for the local operational execution. Each of Astellas, AstraZeneca and Allergan is responsible for commercializing linaclotide in its respective territory. Each of our partners is responsible for reporting adverse event information from its territory to us. Finally, each of our partners, other than AstraZeneca, is responsible for drug product manufacturing of linaclotide and making it into finished goods (including bottling and packaging) for its respective territory, and AstraZeneca is responsible for finished goods manufacturing for Hong Kong and Macau. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions.

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

LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a boxed warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, and clinical pediatric programs in IBS-C patients age seven to 17 and functional constipation patients age six to 17 currently are ongoing. Our ability to expand the indication or label information for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical programs. In addition, we and Allergan have also committed to certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. We expect to complete these studies over the next two to four years.

In addition, as the holder of the approved NDA for each of ZURAMPIC and DUZALLO, we are obligated to monitor and report adverse events and any failure of such products to meet the specifications in the applicable NDA, to submit new or supplemental applications and to obtain FDA approval for certain changes to such products, including changes to product labeling and manufacturing processes. The FDA has required a post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad, and has required that enrollment include patients with moderate renal impairment. In connection with the termination of the lesinurad license, the post-marketing clinical study has been terminated.

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP and other applicable regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including withdrawal of the product from the market or suspension of manufacturing. If we, our partners or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may take the following actions, among others:

●issue warning letters or untitled letters;

●impose civil or criminal penalties;

●suspend or withdraw regulatory approval;

●suspend any ongoing clinical trials;

●refuse to approve pending applications or supplements to applications submitted by us or our partners;

●impose restrictions on operations, including costly new manufacturing requirements; or

●seize or detain products or require us to initiate a product recall.

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

●	may not deem linaclotide safe and effective;

●	may not find the data from nonclinical studies and clinical trials sufficient to support approval;

●	may not approve of manufacturing processes and facilities;

●	may not approve linaclotide for any or all indications or patient populations for which approval is sought;

●	may require significant warnings or restrictions on use to the product label for linaclotide; or

●	may change their approval policies or adopt new regulations.

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

The use of our product candidates in clinical trials and the sale of our approved products, including the sale of linaclotide and lesinurad, expose us to product liability claims. If we do not successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	decreased demand for approved products;

●	impairment of our business reputation;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	litigation costs;

●	distraction of management’s attention from our primary business;

●	substantial monetary awards to patients or other claimants;

●	loss of revenues; and

●	the inability to commercialize our product candidates.

We currently have product liability insurance coverage for the commercial sale of our products and for the clinical trials of our product candidates which is subject to industry-standard terms, conditions and exclusions. Our insurance coverage may not be sufficient to reimburse us for expenses or losses associated with claims. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. On occasion, large judgments have been awarded in lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

Our products compete with certain prescription therapies and over-the-counter products for the treatment of the indications for which they are approved, or their associated symptoms, and in many cases with products that have attained significant levels of market acceptance. The availability of prescription competitors and over-the-counter products for such conditions could limit the demand, and the price we are able to charge, for our products unless we are able to achieve market acceptance among the medical community and patients and differentiate our products on the basis of their cost and/or actual or perceived benefits. For example, Takeda’s AMITIZA (lubiprostone) is approved by the FDA for sale in the U.S. for the treatment of IBS-C, CIC and opioid-induced constipation, Bausch Health’s TRULANCE (plecanatide) is approved by the FDA for sale in the U.S. for the treatment of adults with IBS-C and CIC, Takeda’s MOTEGRITY (prucalopride) is approved by the FDA for sale in the U.S. for the treatment of CIC in adults, and Alfasigma USA Inc.’s ZELNORM (tegaserod) is approved for sale in the U.S. for treatment of IBS-C in women under the age of 65. Additionally, we believe other companies are developing products which could compete with our products, should they be approved by the FDA or foreign regulatory authorities. Currently, there are other compounds in late stage development and other potential competitors are in earlier stages of development for the treatment of the indications for which our products are approved. If our current or potential competitors are successful in completing drug development for their drug candidates and obtain approval from the FDA or foreign regulatory authorities, they could limit the demand for our products.

We will incur significant liability if it is determined that we are promoting any “off-label” uses of our products.

Physicians are permitted to prescribe drug products and medical devices for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Such “off-label” uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict manufacturer communications on off-label use. Companies are not permitted to promote drugs or medical devices for off-label uses or to promote unapproved drugs or medical devices. Accordingly, we do not permit promotion of any product that we develop, license, commercialize, promote, co-promote or otherwise partner prior to approval or for any indication, population or use not described in or consistent with such product’s label. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have promoted off-label uses will be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Even if it is later determined that we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

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

The products that we promote are marketed in the U.S. and/or covered by federal healthcare programs, and, as a result, certain federal and state healthcare laws and regulations pertaining to product promotion and fraud and abuse are applicable to, and may affect, our business. These laws and regulations include:

●	federal healthcare program anti-kickback laws, which prohibit, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to us for reasons including providing coding and billing advice to customers;

●	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

●	the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;

●	federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

●	the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals (and additional categories of health care practitioners beginning with reports submitted in 2022) to the federal government for re-disclosure to the public; and

●	state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

We are also pursuing various other programs in our pipeline. We may spend several years and make significant investments in developing any current or future internal product candidate, and failure may occur at any point. Our product candidates are in various stages of development and must satisfy rigorous standards of safety and efficacy before they can be approved for sale by the FDA. To satisfy these standards, we must allocate resources among our various development programs and we must engage in costly and lengthy research and development efforts, which are subject to unanticipated delays and other significant uncertainties. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing competitive drugs, be proven safe and effective in clinical trials, or meet applicable regulatory standards. It is possible that none of the product candidates we are developing will be approved for commercial sale, which would impair our ability to grow.

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

In addition, such acquisitions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates or technologies;

●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

●	higher than expected acquisition and integration costs;

●	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	increased amortization expenses;

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

●	inability to motivate key employees of any acquired businesses.

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

On April 1, 2019, we distributed all of the outstanding shares of Cyclerion Therapeutics, Inc., or Cyclerion, common stock to Ironwood stockholders in connection with the separation of our soluble guanylate cyclase business, or the Separation. In connection with the distribution, we entered into a separation agreement and various other agreements (including a tax matters agreement, an employee matters agreement, transition services agreements, an intellectual property license agreement and a development agreement). These agreements govern the separation and distribution and the relationship between the us and Cyclerion going forward, including with respect to potential tax-related losses associated with the separation and distribution. They also provide for the performance of services by each company for the benefit of the other for a period of time.

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

The distribution, together with certain related transactions, is intended to qualify for tax-free treatment to us and our stockholders for U.S. federal income tax purposes. We received a favorable private letter ruling from the Internal Revenue Service, or IRS, under the pilot program established in Revenue Procedure 2017-52 relating to the U.S. federal income tax treatment of the distribution. Consistent with the guidelines set forth in Revenue Procedure 2017-52, the IRS private letter ruling does not cover all of the issues that are relevant to determining whether the distribution is generally tax free for U.S. federal income tax purposes. Accordingly, completion of the distribution was conditioned upon, among other things, our receipt of an opinion from an outside tax advisor that the distribution will qualify as a transaction that is generally tax-free to both us and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The private letter ruling and opinion were based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings from us and Cyclerion (including those relating to the past and future conduct of us and Cyclerion). If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or Cyclerion breach any of our respective covenants relating to the distribution, the IRS private letter ruling and any tax opinion may be invalid. Moreover, the opinion is not binding on the IRS or any courts. Accordingly, notwithstanding receipt of the IRS private letter ruling and the opinion, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes.

If the distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, in general, for U.S. federal income tax purposes, we would recognize taxable gain with respect to Cyclerion’s distributed common stock and our stockholders who receive shares of Cyclerion common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

We may not achieve some or all of the anticipated benefits of the Separation, which may adversely affect our business.

We may not be able to achieve the full strategic, financial or other benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. If we fail to achieve some or all of the expected benefits of the separation, or if such benefits are delayed, our business, financial condition, results of operations and the value of our stock could be adversely impacted. The combined value of the common stock of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred. The common stock price of each company may experience periods of extreme volatility. In addition, we are smaller and less diversified, with a narrower business focus, than we were before the separation and therefore may be more vulnerable to changing market conditions. The separation also presents a number of significant risks to our internal processes, including the failure to maintain an adequate control environment due to changes to our infrastructure technology systems and financial reporting processes.

Completion of the Separation resulted in substantial changes in our board of directors and management.

Completion of the Separation resulted in substantial changes in our board of directors and management. In particular, our former chief executive officer and director, Peter M. Hecht, resigned from each of those positions. In addition, William Huyett, our former chief operating officer, and Mark Currie, our former senior vice president, chief scientific officer and president of research and development, resigned from their positions with us to join management positions with Cyclerion. Furthermore, Marsha Fanucci, Terrance McGuire, Amy Schulman and Douglas Williams resigned as members of our board of directors upon the completion of the separation. These senior officer and board level changes could be disruptive to our operations, present significant management challenges and could harm our business.

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

Delays in the completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	obtaining regulatory approval to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	manufacturing sufficient quantities of a product candidate for use in clinical trials;

●	obtaining institutional review board approval to conduct a clinical trial at a prospective site;

●	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the treatment of similar conditions; and

●	maintaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, an institutional review board overseeing the clinical trial at a clinical trial site (with respect to that site), the FDA, or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or the study protocols;

●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	unforeseen safety issues; or

●	lack of adequate enrollment or funding to continue the clinical trial.

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

We are highly dependent on the drug research, development, regulatory, commercial, financial and other expertise of our management, particularly Mark Mallon, our chief executive officer; Gina Consylman, our senior vice president, chief financial officer, and treasurer; Halley E. Gilbert, our senior vice president, corporate development and chief administrative officer; and Thomas A. McCourt, our president. Transitions in our senior management team and other key employees, including as a result of the Separation, may result in operational disruptions, and our business may be harmed as a result. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

We intend to move our headquarters and may face disruption and additional costs.

We have entered into a lease to relocate our corporate headquarters to 100 Summer Street, Boston, Massachusetts, or the Summer Street Property, in the fourth quarter of 2019. In connection with this relocation, we could experience unexpected costs or business disruption and diversion of management attention. In addition, construction on the Summer Street Property may not be completed prior to the date we expect the lease for our current headquarters in Cambridge, Massachusetts to terminate. The occurrence of any of the foregoing would disrupt our business operations and result in additional costs to us.

We must comply with environmental laws and regulations, which can be expensive.

We are subject to federal, state, city and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that the safety procedures we have used for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, the risk of accidental contamination or injury from these materials cannot not be eliminated. Any such event could have an adverse effect on our business. We do not currently maintain hazardous materials insurance coverage.

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

We have several issued patents and pending applications in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) expiring in 2026. Additional U.S. patents and pending applications related to LINZESS include multiple patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation, the latest of which expire in the early 2030s, as well as other patents and pending patent applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the U.S. Patent and Trademark Office, or the USPTO, in the future. We believe in the strength of our linaclotide patent portfolio and that we have sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results. In March 2013, an opposition to one of our granted patents covering linaclotide was filed in Europe. In April 2015, the patent was upheld in its entirety by the European Patent Office, affirming the strength of our intellectual property and our belief that the opposition was without merit. The associated appeal was withdrawn by the opponent in January 2019.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or our partners infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

●	substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

●	a court prohibiting us from selling our product unless the third party licenses its rights to us, which it is not required to do;

●	if a license is available from a third party, we may have to pay substantial royalties, fees or grant cross-licenses to our intellectual property rights; and

●	redesigning our products so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

After evaluation, we have in the past filed, and may, in the future, file patent infringement lawsuits or take other action against companies making ANDA filings. If a patent infringement suit has been filed within 45 days of receipt of a notice letter, the FDA is not permitted to approve any ANDA that is the subject of such lawsuit for 30 months from the date of the NDA holder’s and patent owner’s receipt of the ANDA filer’s notice letter, or until a court decides that the relevant patents are invalid, unenforceable and/or not infringed. In the case of suits filed before expiration of the new chemical entity, or NCE, exclusivity period for a particular drug, the 30-month stay would be calculated from the end of the applicable NCE exclusivity period. In addition to shortening the 30-month stay based on a decision that the relevant patents are invalid, unenforceable and/or not infringed, a court can also shorten or lengthen the 30-month stay under certain limited circumstances. The NCE exclusivity period for LINZESS expired on August 30, 2017, and the 30-month stay for each ANDA that is the subject of the current patent infringement lawsuits filed by us before such expiration date ends as early as February 29, 2020 (absent any of the foregoing adjustments). We have filed patent infringement lawsuits against the companies making such ANDA filings, and we have entered into settlement agreements with three such companies. For additional information relating to such lawsuits and settlements, see Item 1, Legal Proceedings, elsewhere in this Quarterly Report on Form 10-Q.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant losses since our inception, and we may incur losses in future periods.

In recent years, we have focused primarily on developing, manufacturing and commercializing our products, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, and debt issuances, including our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Notes, and our January 2017 issuance of our 8.375% Notes due 2026, or the 2026 Notes, related to the sales of LINZESS in the U.S., and we have incurred losses in each year since our inception in 1998. We currently derive a significant portion of our revenue from our LINZESS collaboration with Allergan for the U.S. We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Although we had net income of approximately $12.3 million in the three months ended June 30, 2019, we incurred net losses of approximately $47.0 million and approximately $92.5 million in the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $1.6 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and positive cash flow would have an adverse effect on stockholders’ equity and working capital.

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

In January 2017, we issued $150.0 million aggregate principal amount of our 2026 Notes bearing an annual interest rate of 8.375%. In June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes and we have previously raised additional funds through other capital raising activities, including the sale of shares of our common stock in public offerings and other debt issuances. However, marketing and selling primary care drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the level of underlying demand for our products by prescribers and patients in the countries in which they are approved;

●	the costs associated with commercializing our products in the U.S.;

●	the costs of establishing, maintaining and/or expanding sales, marketing, distribution, and market access capabilities for our products;

●	the regulatory approval of linaclotide outside of the U.S. and the other countries where it is approved and the timing of commercial launches in those countries, and the regulatory approval of linaclotide within new indications, populations and formulations, as well as the associated development and commercial milestones and royalties;

●	the rate of progress, the cost of our clinical trials and the other costs associated with our linaclotide product development programs, including our post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within IBS-C and CIC, as well as to study linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;

●	the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies or assets;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements;

●	the timing of any regulatory approvals of our product candidates;

●	whether the holders of our 2022 Notes hold the notes to maturity without conversion into our common stock and whether we are required to repurchase our 2022 Notes prior to maturity upon a fundamental change, as defined in the indenture governing the 2022 Notes;

●	whether we seek to redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise; and

●	any difficulties implementing the separation.

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

In January 2017, we issued $150.0 million aggregate principal amount of our 2026 Notes bearing an annual interest rate of 8.375% and in June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Notes bearing an annual interest rate of 2.25%. Semi-annual payments on our 2022 Notes commenced on December 15, 2015. Quarterly interest payments on our 2026 Notes commenced on June 15, 2017 and, pursuant to the associated indenture, in March 2019 we began making quarterly payments on our 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter and (ii) the accrued and unpaid interest on the 2026 Notes. Principal on the 2026 Notes is repaid in an amount equal to the difference between (i) and (ii) above, when this is a positive number, until the principal has been paid in full. We expect that for the next few years, at a minimum, the net quarterly payments from Allergan will be a significant source of cash flow from operations. If the cash flows derived from the net quarterly payments that we receive from Allergan under the collaboration agreement for North America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether Allergan will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Allergan under the collaboration agreement for North America. Accordingly, since we cannot guarantee that our company will sustain net income or attain or sustain positive cash flow, we cannot provide assurances that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Allergan, (ii) there will be a net quarterly payment from Allergan at all or (iii) we will not also be required to make a true-up payment to Allergan under the collaboration agreement for North America, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of June 30, 2019, we had total indebtedness of approximately $464.2 million and available cash and cash equivalents of approximately $98.9 million. We chose to issue our 2026 Notes and our 2022 Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate purposes, including product development, commercialization efforts, research and development activities, strategic arrangements, acquisitions and refinancing of our outstanding debt;

●	requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, corporate transactions and other general corporate purposes;

●	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

●	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

●	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and

●	increasing our cost of borrowing.

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

Further, although we are not as restricted under our 2026 Notes as we might have been under a more traditional secured credit facility provided by a bank, the indenture governing our 2026 Notes contains a number of restrictive covenants that impose restrictions on us and may limit our ability to engage in certain acts, including restrictions on our ability to:

●	amend our collaboration agreement with Allergan for North America in a way that would have a material adverse effect on the noteholders’ rights, or terminate this collaboration agreement with respect to the U.S.;

●	transfer our rights to commercialize the product under our collaboration agreement with Allergan for North America; and

●	incur certain liens.

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

We expect our operating results to be subject to frequent fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	the level of underlying demand for our products in the countries in which they are approved;

●	wholesalers’ buying patterns with respect to our products;

●	the costs associated with commercializing our products in the U.S.;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

●	any excess or obsolete inventory or impairments of assets or goodwill, and associated write-downs;

●	any changes in the fair value of contingent consideration and the associated impact on our statement of operations;

●	any variations in the level of expenses related to our development programs;

●	addition or termination of clinical trials;

●	regulatory developments affecting our products and product candidates; and

●	any material lawsuit in which we may become involved.

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

We have incurred significant net losses since our inception. Although we achieved net income in the three months ended June 30, 2019, we cannot guarantee that we will sustain net income in the future. To the extent that we continue to generate federal and state taxable losses, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income, if any, until the date, if any, on which such unused carryforwards expire. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change.

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

Risks Related to Securities Markets and Investment in Our Stock

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could negatively impact the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control. These provisions include the following:

●	Our board of directors is currently divided into three classes serving staggered terms, such that not all members of the board are elected at one time. This staggered board structure prevents stockholders from replacing the entire board at a single stockholders’ meeting. At our 2019 annual meeting of stockholders, our stockholders approved an amendment to our certificate of incorporation to declassify our board of directors to allow our stockholders to vote on the election of the entire board of directors on an annual basis, rather than on a staggered basis. This declassification will be phased in such that, once completed in 2022, stockholders will have the opportunity to replace the entire board at a single stockholders’ meeting. As required by Delaware law, the amendment to our certificate of incorporation also reflects that, once the board of directors is declassified, stockholders may remove directors with or without cause.

●	Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

●	Our board of directors may issue, without stockholder approval, shares of preferred stock. The ability to authorize preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

●	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. Furthermore, as described above, until our board of directors is declassified, stockholders may only remove a member of our board of directors for cause. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect such acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

●	Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock are not able to take certain actions outside of a stockholders’ meeting.

●	Special meetings of stockholders may be called only by the chairman of our board of directors, our chief executive officer or a majority of our board of directors. As a result, a holder, or holders, controlling a majority of our capital stock are not able to call a special meeting.

●	A super-majority (80%) of the outstanding shares of common stock are required to amend our bylaws, which make it more difficult to change the provisions described above.

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

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock may be highly volatile due to many factors, including:

●	the commercial performance of our products in the countries in which they are approved, as well as the costs associated with such activities;

●	any third-party coverage and reimbursement policies for our products;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	developments, litigation or public concern about the safety of our products or our potential products;

●	announcements of the introduction of new products by us or our competitors;

●	announcements concerning product development results, including clinical trial results, or intellectual property rights of us or others;

●	actual and anticipated fluctuations in our quarterly and annual operating results;

●	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

●	sales of additional shares of our common stock or sales of securities convertible into common stock or the perception that these sales might occur;

●	additions or departures of key personnel;

●	developments concerning current or future collaboration, partnership, licensing or other strategic arrangements, or the Separation; and

●	discussion of us or our stock price in the financial or scientific press or in online investor communities.

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

3.2

Certificate of Amendment of Eleventh Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on May 31, 2019.

3.3

Fifth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of Ironwood Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010.

4.1

Supplemental Indenture dated as of April 5, 2019 by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association, as Trustee. Incorporated by reference to Exhibit 4.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on April 8, 2019.

10.1*#	2019 Equity Incentive Plan.
10.2*#	Form of Non-statutory Stock Option Agreement under the 2019 Equity Incentive Plan.
10.3*#	Form of Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan.
10.4*#	Form of Restricted Stock Agreement under the 2019 Equity Incentive Plan.
10.5*#	Non-employee Director Compensation Policy, effective May 20, 2019.
10.6*#	Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan.
10.7

Thirteenth Amendment to Lease, dated as of April 1, 2019, by and between BMR-Rogers Street LLC and Ironwood Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.3 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on April 4, 2019.

10.8

Lease Agreement for facilities at 100 Summer Street, Boston, Massachusetts, dated as of June 11, 2019, by and between Ironwood Pharmaceuticals, Inc. and MA-100 Summer Street Owner, L.L.C. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2019.

10.9

Lease Termination Agreement for facilities at 301 Binney Street, Cambridge, Massachusetts, dated as of June 11, 2019, by and between Ironwood Pharmaceuticals, Inc. and BMR-Rogers Street LLC. Incorporated by reference to Exhibit 10.2 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*     Filed herewith.

‡     Furnished herewith.

#	Management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: July 30, 2019	By:	/s/ MARK MALLON
Mark Mallon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 30, 2019	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)