Form 10-Q
period 2019-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2019-10-31
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-34620

IRONWOOD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3404176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Summer Street, Suite 2300
Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 621-7722

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	IRWD	Nasdaq Global Select Market

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

As of October 25, 2019, there were 156,818,126 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

●	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
●	the timing, investment and associated activities involved in commercializing LINZESS® by us and Allergan plc in the U.S.;

●	the timing and execution of the launches and commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners;

●	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;

●	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;

●	our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, drug product and finished goods, as applicable, on a commercial scale;

●	our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements;

●	the ability of our product candidates to meet existing or future regulatory standards;

●	the safety profile and related adverse events of our products and our product candidates;

●	the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;

●	our and our partners’ ability to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;

●	our and our partners’ ability to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements;

●	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;

●	the in-licensing or acquisition of externally discovered businesses, products or technologies, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions;

●	our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, real estate needs and concentration of voting control, as well as the timing and drivers thereof, and internal control over financial reporting;

●	our expectations as to the costs associated with transitioning to a new headquarters location;

●	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions and capped call transactions described herein;

●	inventory levels and write downs, or asset impairments, and the drivers thereof, and inventory purchase commitments;

●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products and product candidates;

●	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;

●	trends and challenges in our potential markets;

●	our ability to attract and motivate key personnel;

●	any benefits or costs of the separation of the Company’s operations into two independent, publicly traded companies, including the tax treatment; and

●	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$139,231	$173,172
Accounts receivable, net	2,017	20,991
Related party accounts receivable, net	94,553	59,959
Inventory, net	2,298	—
Prepaid expenses and other current assets	11,863	10,216
Restricted cash	7,676	1,250
Current assets of discontinued operations	—	847
Total current assets	257,638	266,435
Restricted cash, net of current portion	971	6,426
Accounts receivable, net of current portion	32,398	—
Property and equipment, net	11,381	7,652
Operating lease right-of-use assets	19,793	—
Convertible note hedges	11,357	41,020
Goodwill	785	785
Other assets	20	89
Non-current assets of discontinued operations	—	9,643
Total assets	$334,343	$332,050
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,505	$14,891
Related party accounts payable, net	1,593	—
Accrued research and development costs	4,956	2,963
Accrued expenses and other current liabilities	30,529	38,001
Capital lease obligations	—	73
Current portion of deferred rent	—	252
Current portion of 2026 Notes	—	47,554
Current portion of operating lease liabilities	9,934	—
Current portion of contingent consideration	—	51
Deferred revenue	1,278	—
Current liabilities of discontinued operations	—	15,739
Total current liabilities	52,795	119,524
Capital lease obligations, net of current portion	—	158
Deferred rent, net of current portion	—	6,308
Note hedge warrants	8,768	33,763
Convertible senior notes	402,675	265,601
Operating lease liabilities, net of current portion	22,660	—
2026 Notes, net of current portion	—	100,537
Other liabilities	492	2,530
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 500,000,000 shares authorized and 156,808,126 issued and outstanding at September 30, 2019 and 500,000,000 shares authorized and 154,414,691 shares issued and outstanding at December 31, 2018	157	154
Additional paid-in capital	1,466,886	1,394,603
Accumulated deficit	(1,620,090)	(1,591,128)
Total stockholders’ deficit	(153,047)	(196,371)
Total liabilities and stockholders’ deficit	$334,343	$332,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Collaborative arrangements revenue	$130,524	$54,194	$273,998	$188,487
Product revenue, net	—	1,235	—	2,966
Sale of active pharmaceutical ingredient	643	10,257	28,114	24,494
Total revenues	131,167	65,686	302,112	215,947
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	506	4,616	12,862	11,288
Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments	(3,530)	(1,589)	(3,530)	247
Research and development	27,551	29,158	88,507	72,821
Selling, general and administrative	40,919	50,536	133,260	169,252
Amortization of acquired intangible assets	—	1,159	—	8,111
Gain on fair value remeasurement of contingent consideration	—	(33,519)	—	(31,045)
Gain on lease modification	—	—	(3,169)	—
Restructuring expenses	(166)	10,102	3,652	14,010
Impairment of intangible assets	—	151,794	—	151,794
Total cost and expenses	65,280	212,257	231,582	396,478
Income (loss) from operations	65,887	(146,571)	70,530	(180,531)
Other (expense) income:
Interest expense	(10,457)	(9,482)	(29,479)	(28,138)
Interest and investment income	893	741	2,297	2,154
(Loss) gain on derivatives	(4,766)	3,489	(1,494)	3,996
Loss on extinguishment of debt	(30,977)	—	(30,977)	—
Other income	68	—	208	—
Other expense, net	(45,239)	(5,252)	(59,445)	(21,988)
Net income (loss) from continuing operations	20,648	(151,823)	11,085	(202,519)
Net loss from discontinued operations	—	(22,528)	(37,438)	(64,356)
Net income (loss)	$20,648	$(174,351)	$(26,353)	$(266,875)

Net income (loss) per share from continuing operations—basic and diluted	$0.13	$(0.99)	$0.07	$(1.33)
Net loss per share from discontinued operations—basic and diluted	$—	$(0.15)	$(0.24)	$(0.42)
Net income (loss) per share—basic and diluted	$0.13	$(1.14)	$(0.17)	$(1.75)

Weighted average number of common shares—basic and diluted:	156,436	153,227	155,752	152,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$20,648	$(174,351)	$(26,353)	$(266,875)
Other comprehensive income:
Unrealized gains on available-for-sale securities	—	35	—	70
Total other comprehensive income	—	35	—	70
Comprehensive income (loss)	$20,648	$(174,316)	$(26,353)	$(266,805)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2018	154,414,691	$154	$1,394,603	$(1,591,128)	$(196,371)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,210,858	2	3,486	—	3,488
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	14,988	—	14,988
Net loss	—	—	—	(59,284)	(59,284)
Balance at March 31, 2019	155,625,549	$156	$1,413,077	$(1,650,412)	$(237,179)
Issuance of common stock related to share-based awards and employee stock purchase plan, net of cancellations	621,588	—	1,801	—	1,801
Share-based compensation expense related to share-based awards and employee stock purchase plan	195,195	—	6,337	—	6,337
Dividend of sGC business	—	—	—	(2,609)	(2,609)
Net income	—	—	—	12,283	12,283
Balance at June 30, 2019	156,442,332	$156	$1,421,215	$(1,640,738)	$(219,367)
Issuance of common stock related to share-based awards and employee stock purchase plan	364,102	1	1,859	—	1,860
Share-based compensation expense related to share-based awards and employee stock purchase plan	1,692	—	5,520	—	5,520
Equity component of convertible senior notes	—	—	92,502	—	92,502
Equity component of issuance costs for convertible senior notes	—	—	(2,092)	—	(2,092)
Equity component of the partial repurchase of the 2022 Convertible Notes	—	—	(26,959)	—	(26,959)
Purchase of capped calls	—	—	(25,159)	—	(25,159)
Net income	—	—	—	20,648	20,648
Balance at September 30, 2019	156,808,126	$157	$1,466,886	$(1,620,090)	$(153,047)

							Accumulated
	Class A		Class B		Additional		other	Total
	common stock		common stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	deficit
Balance at December 31, 2017	136,465,526	$137	13,983,762	$14	$1,318,536	$(1,308,760)	$(79)	$9,848
Issuance of common stock related to share-based awards and employee stock purchase plan	882,448	1	272,146	—	6,193	—	—	6,194
Issuance of common stock awards	162	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	258,551	—	(258,551)	—	—	—	—	—
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	—	—	9,062	—	—	9,062
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	—	(43,144)	—	(43,144)
Balance at March 31, 2018	137,606,687	$138	13,997,357	$14	$1,333,791	$(1,351,904)	$(91)	$(18,052)
Issuance of common stock related to share-based awards and employee stock purchase plan	989,830	1	129,501	—	12,865	—	—	12,866
Issuance of common stock awards	130,045	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	134,367	—	(134,367)	—	—	—	—	—
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	—	—	10,568	—	—	10,568

Unrealized gains on available-for-sale securities	—	—	—	—	—	—	47	47
Net loss	—	—	—	—	—	(49,380)	—	(49,380)
Balance at June 30, 2018	138,860,929	$139	13,992,491	$14	$1,357,224	$(1,401,284)	$(44)	$(43,951)
Issuance of common stock upon exercise of stock options, employee stock purchase plan and restricted stock units	621,420	1	307,051	—	8,319	—	—	8,320
Issuance of common stock awards	272	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	322,687	—	(322,687)	—	—	—	—	—
Share-based compensation expense related to share-based awards to employees and employee stock purchase plan	—	—	—	—	12,652	—	—	12,652
Unrealized gain on short-term investments	—	—	—	—	—	—	35	35
Net loss	—	—	—	—	—	(174,351)	—	(174,351)
Balance at September 30, 2018	139,805,308	$140	13,976,855	$14	$1,378,195	$(1,575,635)	$(9)	$(197,295)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,353)	$(266,875)
Adjustments to reconcile net loss to net cash used in operating activities:	—
Depreciation and amortization	4,713	3,165
Amortization of acquired intangible assets	—	8,111
Impairment of intangible assets	—	151,794
Loss (gain) on disposal of property and equipment	109	(1,591)
Gain on lease modification	(3,169)	—
Share-based compensation expense	25,792	30,165
Change in fair value of note hedge warrants	740	30,590
Change in fair value of convertible note hedges	754	(34,586)
Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments	(3,530)	247
Write-down of excess non-cancellable ZURAMPIC and DUZALLO sample purchase commitments	—	390
Accretion of discount/premium on investment securities	—	(157)
Non-cash interest expense	15,532	13,044
Non-cash change in fair value of contingent consideration	—	(31,045)
Loss on extinguishment of debt	30,977	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	(46,712)	16,782
Prepaid expenses and other current assets	(421)	(13,513)
Inventory, net	(1,086)	(713)
Other assets	—	119
Accounts payable, related party accounts payable and accrued expenses	(37,275)	(6,988)
Accrued research and development costs	1,021	(1,241)
Operating lease right-of-use assets	12,091	—
Operating lease liabilities	(2,680)	—
Deferred revenue	1,278	13,521
Deferred rent	—	716
Net cash used in continuing operating activities	(28,219)	(88,065)
Net cash provided by discontinued operating activities	11,364	7,910
Net cashed used in operating activities	(16,855)	(80,155)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(3,241)
Sales and maturities of available-for-sale securities	—	79,312
Purchases of property and equipment	(4,521)	(97)
Proceeds from sale of property and equipment	261	627
Net cash (used in) provided by continuing investing activities	(4,260)	76,601
Net cash used in discontinued investing activities	(4,223)	(5,223)
Net cash (used in) provided by investing activities	(8,483)	71,378
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	400,000	—
Purchase of capped calls	(25,159)	—
Proceeds from partial termination of convertible note hedges and warrants	3,174	—
Costs associated with issuance of convertible senior notes	(9,048)	—
Proceeds from exercise of stock options and employee stock purchase plan	7,148	27,152
Payments on capital lease obligations	—	(1,822)
Payments for partial repurchase of 2022 Convertible Notes	(227,338)	—
Payments on 2026 Notes	(156,409)	—
Payments on contingent purchase price consideration	—	(107)
Net cash (used in) provided by continuing financing activities	(7,632)	25,223
Net cash (used in) provided by discontinued financing activities	—	—
Net cash (used in) provided by financing activities	(7,632)	25,223
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,970)	16,446
Cash, cash equivalents and restricted cash, beginning of period	180,848	132,792
Cash, cash equivalents and restricted cash, end of period	$147,878	$149,238

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$139,231	$141,562
Restricted cash	8,647	7,676
Total cash, cash equivalents, and restricted cash	$147,878	$149,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Overview

Ironwood Pharmaceuticals, Inc. (“Ironwood” or the “Company”) is a gastrointestinal (“GI”) focused healthcare company dedicated to creating medicines that make a difference for people living with GI diseases. The Company is advancing innovative product opportunities in areas of large unmet need, capitalizing on its proven development and commercial capabilities and its deep expertise in GI diseases. On April 1, 2019, the Company completed its tax-free spin-off of its soluble guanylate cyclase (“sGC”) business into a separate publicly traded company, Cyclerion Therapeutics, Inc. (“Cyclerion”).

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

The Company has strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world. The Company and its partner, Allergan plc (together with its affiliates, “Allergan”), began commercializing LINZESS in the U.S. in December 2012. Under the Company’s collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party and the resulting amount is shared equally between the Company and Allergan. Allergan also has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China, including Hong Kong and Macau, Japan and the countries and territories of North America (the “Allergan License Territory”). On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan pays the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adults with chronic constipation in Japan. On August 1, 2019, the Company amended and restated its license agreement with Astellas. Beginning in 2020, the Company will no longer be responsible for the supply of linaclotide active pharmaceutical ingredient (“API”) to Astellas (Note 4).

In October 2012, the Company and AstraZeneca AB (together with its affiliates, “AstraZeneca”), entered into a collaboration agreement to co-develop and co-commercialize linaclotide in China, including Hong Kong and Macau (the “AstraZeneca License Territory”). In January 2019, the National Medical Products Administration approved the marketing application for LINZESS for adults with IBS-C in China. On September 16, 2019, the Company amended its existing collaboration agreement with AstraZeneca. As of September 16, 2019, AstraZeneca has the exclusive right to develop, manufacture, and commercialize products containing linaclotide in the AstraZeneca License Territory (Note 4).

The Company and Allergan are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations, and formulations to assess its potential to treat various conditions. In June 2019, the Company announced positive topline data from its Phase IIIb trial demonstrating the efficacy and safety of LINZESS 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort, in adult patients with IBS-C.

The Company and Allergan are advancing MD-7246, a delayed release form of linaclotide, as an oral, intestinal, non-opioid pain-relieving agent for patients suffering from abdominal pain associated with certain GI diseases. There are an estimated 16 million Americans who suffer from symptoms of IBS with diarrhea (“IBS-D”), according to Grundmann and Yoon in Irritable Bowel Syndrome: epidemiology, diagnosis and treatment: an update for health-care practitioners (published in the Journal of Gastroenterology and Hepatology in 2010) and the United States Census Bureau. In May 2019, the Company and Allergan initiated a Phase II clinical trial evaluating MD-7246 in adult patients with IBS-D.

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

The Company periodically enters into co-promotion agreements to maximize its salesforce productivity, such as its co-promotion agreement with Allergan to perform sales detailing activities for VIBERZI for treatment for adults suffering from IBS-D. In August 2019, the Company entered into a disease education and promotional agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”) for Alnylam’s givosiran, an investigational RNAi therapeutic for the treatment of patients with acute hepatic porphyria (“AHP”). Under the agreement, the Company will perform disease awareness activities related to AHP and, if givosiran is approved by the U.S. Food and Drug Administration (“FDA”), future sales detailing activities of a product containing givosiran (Note 4).

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

On June 11, 2019, the Company entered into a non-cancelable operating lease (the “Summer Street Lease”) for approximately 39,000 square feet of office space on the 23rd floor of 100 Summer Street, Boston, Massachusetts (the “Summer Street Property”). The Summer Street Property became the Company’s new headquarters in October 2019, replacing its prior headquarters at 301 Binney Street (Note 8).

In August 2019, the Company issued $200.0 million in aggregate principal amount of 0.75% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”) and $200.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). The Company received net proceeds of approximately $391.0 million from the sale of the 2024 Convertible Notes and the 2026 Convertible Notes, after deducting fees and expenses of approximately $9.0 million.

The proceeds from the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes were used in August 2019 to pay the cost of associated capped call transactions (the “Capped Calls”) and to repurchase $215.0 million aggregate principal amount of the existing 2.25% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”). The proceeds from the issuance of the 2024 Convertible Notes and 2026 Convertible Notes were also used to redeem all of the outstanding principal balance of the 8.375% Notes due 2026 (the “2026 Notes”) on September 16, 2019 (Note 9). The Company retired the 2026 Notes, which had an outstanding aggregate principal balance of approximately $116.5 million, for a redemption price of approximately $123.0 million. During the three months ended September 30, 2019, the Company recognized a loss on extinguishment of debt of approximately $31.0 million related to the redemption of the 2026 Notes and the partial repurchase of the 2022 Convertible Notes.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of September 30, 2019, and the results of its operations for the three and nine months ended September 30, 2019 and 2018, its statements of stockholders’ deficit for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

The Company has presented its sGC business as discontinued operations in its condensed consolidated financial statements for all periods presented. The historical financial statements and footnotes have been recast accordingly (Note 2). For periods following the Separation, the Company continues to report financial results under one business segment.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries as of September 30, 2019, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. Cyclerion was a wholly-owned subsidiary until it became an independent, publicly-traded company on April 1, 2019. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an on-going basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the condensed consolidated financial statements include those related to revenue recognition; available-for-sale securities; accounts receivable; inventory valuation, and related reserves; impairment of long-lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; initial valuation procedures for the issuance and repurchase of convertible notes; valuation of assets and liabilities held for disposition and losses related to discontinued operations; fair value of derivatives; balance sheet classification of notes payable and convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Reclassifications of Prior Period Financial Statements

Certain prior period financial statement items, such as discontinued operations, have been reclassified to conform to current period presentation.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2018 Annual Report on Form 10-K. During the nine months ended September 30, 2019, the Company adopted the following additional significant accounting policies:

Discontinued Operations

During the three months ended June 30, 2019, the Company determined that its sGC business met the criteria for classification as a discontinued operation in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations (“ASC 205-20”). Accordingly, the accompanying condensed consolidated financial statements for all periods presented have been recast to present the assets and liabilities associated with the sGC business as held for disposition and the expenses directly associated with the sGC business as discontinued operations. For additional information related to discontinued operations, refer to Note 2, Cyclerion Separation, to these condensed consolidated financial statements.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the three and nine months ended September 30, 2019 reflect the application of ASC 842 guidance, while the reported results for prior periods were prepared in conjunction with ASC Topic 840, Leases (“ASC 840”). Because there were no material changes to the values of capital leases as a result of adoption of ASC 842, the Company concluded that no cumulative-effect adjustment to the accumulated deficit as of January 1, 2019 was necessary.

The recognition of right-of-use assets and lease liabilities related to the Company’s operating leases under ASC 842 has had a material impact on the Company’s condensed consolidated financial statements.

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

The Company’s lease portfolio for the three and nine months ended September 30, 2019 includes: leases for its prior and current headquarters locations, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment. The Company determines if an arrangement is a lease at the inception of the contract. The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets. As of September 30, 2019, the Company did not have any finance leases.

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

Derivative Assets and Liabilities

In June 2015, in connection with the issuance of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”). Concurrently with entering into the Convertible Note Hedges, the Company also entered into certain warrant transactions in which it sold note hedge warrants (the “Note Hedge Warrants”) to the Convertible Note Hedge counterparties to acquire shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments (Note 12). In connection with the partial repurchase of the 2022 Convertible Notes in August 2019, the Company terminated its Convertible Note Hedges and Note Hedge Warrants proportionately. These instruments are derivative financial instruments under ASC Topic 815, Derivatives and Hedging (“ASC 815”).

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

In August 2019, in connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls with certain financial institutions. Subject to customary anti-dilution and certain other adjustments, the Capped Calls cover the same number of shares of Class A common stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2019 that had a material effect on its condensed consolidated financial statements.

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

In July 2019, the FASB issued ASU No. 2019-07, Disclosure Update and Simplification and Investment Company Reporting Modernization (“ASU 2019-07”). The update is intended to simplify disclosure requirements to reflect the amendments of various Securities and Exchange Commission (“SEC”) disclosure requirements that the SEC determined were redundant, duplicative, overlapping, outdated or superseded and is effective upon issuance. The adoption of ASU 2019-07 did not have a material impact on the Company’s financial position, results of operations, or financial statement disclosures.

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

In addition, the Company received approximately $1.3 million during the three months ended September 30, 2019 associated with tenant improvement reimbursement provisions related to the Cyclerion lease in accordance with the separation agreement.

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

The employee matters agreement, dated as of March 30, 2019, allocates assets, liabilities and responsibilities relating to the employment, compensation, and employee benefits of Ironwood and Cyclerion employees, and other related matters in connection with the Separation, including the treatment of outstanding Ironwood incentive equity awards. Pursuant to the employee matters agreement, the outstanding Ironwood equity awards held by Cyclerion and Ironwood employees were adjusted in connection with the Separation, with the intent to maintain, immediately following the Separation, the economic value of the awards. No incremental stock-based compensation expense was recognized during the three or nine months ended September 30, 2019 (Note 10).

Additionally, the Company entered into two transition services agreements and a development agreement with Cyclerion.

Pursuant to the transition service agreements, the Company is obligated to provide and is entitled to receive certain transition services related to corporate functions, such as finance, procurement, facilities and development. Services provided by the Company to Cyclerion will continue for an initial term of one to two years from the date of the Separation (as applicable), unless earlier terminated or extended according to the terms of the transition services agreement. Services provided by Cyclerion to the Company will continue for an initial term of one year from the date of the Separation, unless earlier terminated or extended according to the terms of such transition services agreement. Services received and performed are paid at a mutually agreed upon rate. Amounts for services provided to Cyclerion are recorded as other income and amounts for services provided by Cyclerion are recorded as selling, general and administrative expense and research and development expense, as applicable. During the three and nine months ended September 30, 2019, the Company recorded an insignificant amount and approximately $0.2 million as other income for services provided to Cyclerion, respectively. During each of the three and nine months ended September 30, 2019, the

Company recorded an insignificant amount in both selling, general and administrative expense and research and development expense for services provided by Cyclerion.

Pursuant to the development agreement, Cyclerion is obligated to provide the Company with certain research and development services with respect to certain of Ironwood’s products and product candidates, including MD-7246 and IW-3718. Such research and development activities are governed by a joint steering committee comprised of representatives from both Cyclerion and Ironwood. Services received are paid at a mutually agreed upon rate. The Company recorded approximately $1.4 million and approximately $3.0 million in research and development expenses under the development agreement during the three and nine months ended September 30, 2019, respectively.

Discontinued Operations

Upon Separation, the Company determined its sGC business qualified for discontinued operations accounting treatment in accordance with ASC 205-20. The following is a summary of expenses of Cyclerion for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Costs and expenses:
Research and development	—	17,636	21,792	49,410
Selling, general and administrative	—	4,712	15,646	13,860
Restructuring expenses	—	180	—	1,086
Net loss from discontinued operations	—	22,528	37,438	64,356

There were no assets and liabilities related to discontinued operations as of September 30, 2019, as all balances were transferred to Cyclerion upon Separation. The following is a summary of assets and liabilities of discontinued operations as of December 31, 2018 (in thousands):

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

In June 2015, in connection with the issuance of approximately $335.7 million in aggregate principal amount of 2022 Convertible Notes (Note 9), the Company entered into the Convertible Note Hedges. The Convertible Note Hedges are generally expected to reduce the potential dilution to the Company’s Class A common stockholders upon a conversion of the 2022 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Convertible Notes in the event that the market price per share of the Company’s Class A common stock, as measured under the terms of the Convertible Note Hedges, is greater than the conversion price of the 2022 Convertible Notes. The Convertible Note Hedges are not considered for purposes of calculating the number of diluted weighted average shares outstanding, as their effect would be anti-dilutive. A proportionate amount of these Convertible Note Hedges were terminated in connection with the partial repurchase of the 2022 Convertible Notes in August 2019.

Concurrently with entering into the Convertible Note Hedges, the Company also entered into the Note Hedge Warrants to the Convertible Note Hedge counterparties to acquire shares of the Company’s Class A common stock, subject to customary anti-dilution adjustments (Note 9). The Note Hedge Warrants could have a dilutive effect on the Company’s Class A common stock to the extent that the market price per share of the Class A common stock exceeds the applicable strike price of such warrants. The Note Hedge Warrants are not considered for purposes of calculating the number of diluted weighted averages shares outstanding, as their effect would be anti-dilutive. A proportionate amount of these Note Hedge Warrants were terminated in connection with the partial repurchase of the 2022 Convertible Notes in August 2019.

In August 2019, in connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls. The Capped Calls are generally expected to reduce the potential dilution to the Company’s Class A common stockholders upon a conversion of the 2024 Convertible Notes or the 2026 Convertible Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of converted 2024 Convertible Notes or 2026 Convertible Notes in the event that the market price per share of the Company’s Class A common stock, as measured under the terms of the Capped Calls, is greater than the conversion price of the 2024 Convertible Notes or the 2026 Convertible Notes. The Capped Calls are not considered for purposes of calculating the number of diluted weighted average shares outstanding, as their effect would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	As of September 30,
	2019	2018
Options to purchase Class A common stock	17,889	20,860
Shares subject to repurchase	182	97
Restricted stock units	2,838	3,238
Shares subject to issuance under Employee Stock Purchase Plan	67	59
Note Hedge Warrants	8,318	20,250
2022 Convertible Notes	8,318	20,250
2024 Convertible Notes	14,934	—
2026 Convertible Notes	14,934	—
Total	67,480	64,754

During the three and nine months ended September 30, 2019, the Company recorded net income of approximately $20.6 million and net loss of approximately $26.4 million, respectively. The inclusion of applicable securities in the calculation of diluted earnings per share was anti-dilutive for the three months ended September 30, 2019. As a result, diluted earnings per share is equivalent to basic earnings per share for the three and nine months ended September 30, 2019.

4. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the three and nine months ended September 30, 2019, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China, including Hong Kong and Macau, as well as linaclotide license agreements with Astellas for Japan and with Allergan for the Allergan License Territory. The Company also had agreements with Allergan to co-promote VIBERZI in the U.S. and Alnylam to perform disease awareness activities for AHP and, if givosiran is approved by the FDA, future sales detailing activities of a product containing givosiran. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue and sale of active pharmaceutical ingredient (“API”) attributable to transactions from these arrangements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Arrangements Revenue	2019	2018	2019	2018
Linaclotide Collaboration Agreements:
Allergan (North America)	$85,107	$52,724	$225,390	$184,133
Allergan (Europe and other)	526	255	1,208	831
AstraZeneca (China, including Hong Kong and Macau)	32,401	—	32,401	—
Astellas (Japan)	10,059	—	10,059	—
Co-Promotion and Other Agreements:
Allergan (VIBERZI)	1,363	750	2,602	2,250
Alnylam (givosiran)	722	—	722	—
Other	346	465	1,616	1,273
Total collaborative arrangements revenue	$130,524	$54,194	$273,998	$188,487
Sale of API (1)
Linaclotide License Agreements:
Astellas (Japan)	$—	$9,501	$27,468	$23,738
AstraZeneca (China, including Hong Kong and Macau)	643	—	646	—
Other (1)	—	756	—	756
Total sale of API	$643	$10,257	$28,114	$24,494

(1) During the three months ended September 30, 2018, the Company recorded approximately $0.8 million in revenue related to the sale of API to Allergan.

Accounts receivable, net and related party accounts receivable, net included approximately $129.0 million related to collaborative arrangements revenue and sale of API as of September 30, 2019, net of approximately $3.8 million related to related party accounts payable.

As of September 30, 2019, there were no impairment indicators for the accounts receivable recorded.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At September 30, 2019, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock (Note 11). The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraints have been lifted.

As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company offset approximately $0.9 million and approximately $6.5 million in incremental research and development costs during the three and nine months ended September 30, 2019, respectively, and offset approximately $2.5 million and approximately $5.8 million in incremental research and development costs during the three and nine months ended September 30, 2018, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

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

The Company evaluated this collaboration arrangement under ASC 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that all development-period performance obligations had been satisfied as of September 2012. However, the Company has determined that there are three remaining commercial-period performance obligations, which include the sales detailing of LINZESS, participation in the joint commercialization committee, and approved additional trials. The consideration remaining includes cost reimbursements in the U.S., as well as commercial sales-based milestones and net profit and loss sharing payments based on net sales in the U.S. Additionally, the Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Royalties, commercial sales-based milestones, and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, in accordance with the sales-based royalty exception, as these payments relate predominately to the license granted to Allergan. The Company records royalty revenue in the period earned based on royalty reports from its partner, if available, or based on the projected sales and historical trends. The cost reimbursements received from Allergan during the commercialization period will be recognized as billed in accordance with the right-to-invoice exemption, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

Under the Company’s collaboration agreement with Allergan for North America, LINZESS net sales are calculated and recorded by Allergan and include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions, as noted above. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis less commercial expenses and presents the settlement payments to and from Allergan as collaboration expense or collaborative arrangements revenue, as applicable. This treatment is in accordance with the Company’s revenue recognition policy, given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with Allergan for North America. The Company relies on Allergan to provide accurate and complete information related to net sales of LINZESS in accordance with U.S. generally accepted accounting principles in order to calculate its settlement payments to and from Allergan and record collaboration expense or collaborative arrangements revenue, as applicable.

From time to time, in accordance with the terms of the collaboration with Allergan for North America, the Company engages an independent certified public accounting firm to review the accuracy of the financial reporting from Allergan to the Company. In connection with such a review during the three months ended September 30, 2018, Allergan reported to the Company an approximately $59.3 million negative adjustment to LINZESS net sales. Such adjustment related to the cumulative difference between certain previously estimated LINZESS gross-to-net sales reserves and allowances made by Allergan during the years ended December 31, 2015, 2016 and 2017, and subsequent actual payments made. This adjustment was primarily associated with estimated governmental and contractual rebates, as reported by Allergan. Accordingly, upon receiving this information from Allergan, the Company recorded a change in accounting estimate to reduce collaborative arrangements revenue by approximately $29.7 million during the three months ended September 30, 2018 related to the Company’s share of this adjustment.

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$84,565	$52,261	$223,831	$182,675
Royalty revenue	542	463	1,559	1,458
Total collaborative arrangements revenue	$85,107	$52,724	$225,390	$184,133

The collaborative arrangements revenue recognized in the three and nine months ended September 30, 2019 and 2018 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)(2)	$84,565	$52,261	$223,831	$182,675
Selling, general and administrative costs incurred by the Company(1)	(9,129)	(10,915)	(29,764)	(33,556)
The Company’s share of net profit	$75,436	$41,346	$194,067	$149,119
(1)	Includes only collaborative arrangement revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan for the three and nine months ended September 30, 2019 and 2018.

In May 2014, CONSTELLA became commercially available in Canada and in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized approximately $0.5 million and approximately $1.6 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2019, respectively. The Company recognized approximately $0.5 million and approximately $1.5 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2018, respectively.

License Agreement with Allergan (All countries other than the countries and territories of North America, China, including Hong Kong and Macau, and Japan)

In April 2009, the Company entered into a license agreement with Almirall, S.A. (“Almirall”) to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions (the “European License Agreement”). In accordance with the European License Agreement, the Company granted Almirall a right to access its U.S. Phase III clinical trial data for the purposes of supporting European regulatory approval. Additionally, the Company was required to participate on a joint development committee during linaclotide’s development period and is required to participate in a joint commercialization committee while linaclotide is commercially available. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan.

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

In January 2017, concurrently with entering into the commercial agreement as described below in Commercial Agreement with Allergan, the Company and Allergan entered into an amendment to the European License Agreement (the “2017 Amendment”). The European License Agreement, as amended (the “Allergan License Agreement”), extended the license to develop and commercialize linaclotide in all countries other than China, including Hong Kong and Macau, Japan, and the countries and territories of North America. On a country-by-country and product-by-product basis in such additional territory, Allergan is obligated to pay the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in the expanded territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. Allergan also is obligated to assume certain purchase commitments for quantities of linaclotide API under the Company’s agreements with third-party API suppliers. The amendment to the European License Agreement did not modify any of the milestones or royalty terms related to Europe.

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

The Company recognized approximately $0.5 million and approximately $1.2 million of royalty revenue from the European License Agreement during the three and nine months ended September 30, 2019, respectively, and recognized approximately $0.2 million and approximately $0.8 million during the three and nine months ended September 30, 2018, respectively.

License Agreement for Japan with Astellas

In November 2009, the Company entered into a license agreement with Astellas, as amended, to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in Japan (the “2009 License Agreement with Astellas”). Astellas is responsible for all activities relating to development, regulatory approval and commercialization in Japan as well as funding the associated costs and the Company is required to participate on a joint development committee over linaclotide’s development period. During the year ended December 31, 2017, the Company and Astellas entered into a commercial API supply agreement (the “Astellas Commercial Supply Agreement”). Pursuant to the Astellas Commercial Supply Agreement, the Company sells linaclotide API supply to Astellas at a contractually defined rate and recognizes related revenue as sale of API. Under the 2009 License Agreement with Astellas, the Company received royalties which escalated based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product sold and other contractual deductions.

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

Additionally, under the terms of the Astellas Commercial Supply Agreement, the Company determined it had an ongoing performance obligation to supply API. Upon adoption of ASC 606, product revenue is recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment of the product to the customer. This results in earlier revenue recognition than the Company’s historical accounting.

On August 1, 2019, the Company and Astellas amended and restated the 2009 License Agreement with Astellas (the “Amended Astellas License Agreement”). This amendment is considered a modification to the 2009 License Agreement with Astellas and is accounted for as a new and separate contract. Under the terms of this Amended Astellas License Agreement, the Company will no longer be responsible for the supply of linaclotide API to Astellas, and Astellas will be responsible for its own supply of linaclotide API for sale in Japan, beginning in 2020. Astellas has committed to purchase certain quantities of linaclotide API from the Company in 2019.

In connection with the execution of the Amended Astellas License Agreement, Astellas paid the Company a non-refundable upfront payment of $10.0 million in August 2019. Further, beginning in 2020, Astellas will, in lieu of the royalty payment terms set forth in the 2009 License Agreement with Astellas, pay royalties to the Company at rates beginning in the mid-single digit percent and escalating to low-double-digit percent, based on aggregate annual net sales in Japan of products containing linaclotide API. These royalty payments will be subject to reduction following the expiration of certain licensed patents and the occurrence of generic competition in Japan. The Company will continue to supply linaclotide API for Japan during 2019 at a contractually defined rate. Additionally, Astellas will reimburse the Company for the Company’s performance of adverse event reporting services at a fixed monthly rate until such services are terminated.

The Company identified the following performance obligations under the Amended Astellas License Agreement:

●	delivery of the expanded license of intellectual property, including the applicable manufacturing know-how,
●	obligation to supply linaclotide API for 2019, and
●	adverse event reporting services.

The Company allocated the $10.0 million upfront payment to the delivery of the expanded license of intellectual property and recognized it as collaborative arrangements revenue at contract inception. The Company allocated the approximately $20.4 million in remaining purchase orders for API to the obligation to supply linaclotide API to Astellas for 2019. Consideration for the supply of linaclotide API will be recognized over the performance period using an output method as linaclotide API is shipped to Astellas. Consideration allocated to the adverse event reporting services will be recognized as such services are provided over the performance period using an output method based on the amount to which the Company has a right to invoice.

Royalties on sales of LINZESS in Japan relate predominantly to the license granted to Astellas. Accordingly, the Company applies the sales-based royalty exception and records royalties on sales of LINZESS in Japan in the period earned based on royalty reports from its partner, if available, or the projected sales and historical trends.

The Company recognized $10.0 million in collaborative arrangements revenue during the three and nine months ended September 30, 2019 related to the upfront fee associated with the execution of the Amended Astellas License Agreement. The Company recognized no revenue and approximately $27.5 million from the sale of API to Astellas under the Amended License Agreement, the 2009 License Agreement with Astellas and the Astellas Commercial Supply Agreement during the three and nine months ended September 30, 2019, respectively, and recognized approximately $9.5 million and approximately $23.7 million during the three and nine months ended September 30, 2018, respectively. The royalties on sales of LINZESS in Japan did not exceed the transfer price of API sold and other contractual deductions during each of the periods presented. The Company recognized an insignificant amount of collaborative arrangements revenue related to adverse event reporting services in each of the three and nine months ended September 30, 2019.

Collaboration Agreement for China (including Hong Kong and Macau) with AstraZeneca

In October 2012, the Company entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in the AstraZeneca License Territory (the “AstraZeneca Collaboration Agreement”). The collaboration provided AstraZeneca with an exclusive nontransferable license to exploit the underlying technology in the AstraZeneca License Territory. The parties shared responsibility for continued development and commercialization of linaclotide under a joint development plan and a joint commercialization plan, respectively, with AstraZeneca having primary responsibility for the local operational execution. In September 2019, the Company and AstraZeneca entered into an amendment and restatement of the AstraZeneca Collaboration Agreement (the “Amended AstraZeneca Agreement”), under which AstraZeneca obtained the exclusive right to develop, manufacture and commercialize products containing linaclotide in the AstraZeneca License Territory (the “AstraZeneca License”).

Prior to the execution of the Amended AstraZeneca Agreement, the Company identified the following performance obligations under the AstraZeneca Collaboration Agreement:

●	research, development and regulatory services pursuant to the development plan (“R&D Services”),
●	Joint Development Committee (“JDC”) services,
●	obligation to supply clinical trial material, and
●	Joint Commercialization Committee (“JCC”) services.

Under the AstraZeneca Collaboration Agreement, the Company shared development costs with AstraZeneca, with AstraZeneca incurring 55% of the net losses from the development and commercialization of linaclotide in the AstraZeneca License Territory. Payments from AstraZeneca with respect to both research and development and selling, general and administrative costs incurred by the Company prior to the commercialization of linaclotide in the AstraZeneca License Territory were recorded as a reduction in expense, in accordance with the Company’s policy. Development costs incurred by the Company that pertained to the joint development plan and subsequent amendments to the joint development plan, as approved by the JDC, were recorded as research and development expense as incurred. Payments to AstraZeneca were recorded as incremental research and development expense.

During the three and nine months ended September 30, 2019, the Company incurred no costs and offset an insignificant amount of costs related to R&D Services and JDC Services, respectively, under the AstraZeneca Collaboration Agreement. During the three and nine months ended September 30, 2018, the Company offset an insignificant amount of costs and approximately $0.8 million, respectively, related to R&D Services and JDC Services. During the three and nine months ended September 30, 2019, the Company recognized an insignificant amount of revenue related to sale of linaclotide drug product and API under the AstraZeneca Collaboration Agreement. The Company recorded no revenue related to sale of linaclotide drug product and API during each of the three and nine months ended September 30, 2018. Additionally, the Company incurred approximately $0.7 million and approximately $1.2 million in costs related to pre-launch commercial services and supply chain services during the three and nine months ended September 30, 2019, respectively.

Under the Amended AstraZeneca Agreement, the Company will receive non-contingent payments totaling $35.0 million in three installments through 2024. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets and will be required to pay tiered royalties to the Company at rates beginning in the mid-single-digit percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the AstraZeneca License Territory. In connection with the Amended AstraZeneca Agreement, the Company and AstraZeneca entered into a transition services agreement (“AstraZeneca TSA”) and an amended commercial supply agreement (“AstraZeneca CSA”). Under the terms of the AstraZeneca TSA, the Company will provide certain regulatory and administrative services for a term of approximately two years from the date of execution, unless earlier terminated or extended according to the terms of the transition services agreement. Services performed are paid at a mutually agreed upon rate. Amounts for AstraZeneca TSA services are recorded as collaborative arrangements revenue. Under the terms of the AstraZeneca CSA, the Company will supply linaclotide API, drug product and finished goods for the Licensed Territory through no later than March 31, 2020 at predetermined rates.

The Company evaluated the Amended AstraZeneca Agreement in accordance with ASC 606 and determined that it would be treated as a separate contract because it adds a distinct good or service at an amount that reflects standalone selling price. The following performance obligations under the Amended AstraZeneca Agreement were identified:

●	delivery of the AstraZeneca License,
●	AstraZeneca TSA services, and
●	supply of linaclotide API, drug product and finished goods under the AstraZeneca CSA.

The Company determined that the non-contingent payments should be allocated to the delivery of the AstraZeneca License. The non-contingent payments totaling $35.0 million will be paid in installments through 2024. The Company determined that the performance obligation related to the transfer of the AstraZeneca License was satisfied as of the execution date of the Amended AstraZeneca Agreement. As a portion of the payments relating to the transfer of the AstraZeneca License are due significantly after the performance obligation was satisfied, the Company adjusted its transaction price for the significant financing component of approximately $2.6 million. Accordingly, the Company recognized approximately $32.4 million relating to the delivery of the AstraZeneca license as collaborative arrangements revenue during the three months ended September 30, 2019 and will recognize the approximately $2.6 million relating to the significant financing component as interest income through 2024. Consideration allocated to the AstraZeneca TSA services will be recognized as collaborative arrangements revenue as such services are provided over the performance period using an output method based on the amount to which the Company has a right to invoice. Consideration for the supply of linaclotide API, drug product and finished goods under the AstraZeneca CSA will be recognized over the performance period using an output method as linaclotide API, drug product and finished goods are shipped to AstraZeneca.

During each of the three and nine months ended September 30, 2019, the Company recognized approximately $32.4 million in collaborative arrangements revenue related to the Amended AstraZeneca License, of which approximately $32.4 million related to the delivery of the AstraZeneca License and an insignificant amount related to the AstraZeneca TSA services. During each of the three and nine months ended September 30, 2019, the Company recognized approximately $0.6 million of sale of API on its condensed consolidated statement of operations, relating to the supply of linaclotide drug product and finished goods under the AstraZeneca CSA.

Co-Promotion and Other Agreements

Co-Promotion Agreements with Allergan

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

In December 2017, the Company and Allergan entered into an amendment to the commercial agreement with Allergan (the “VIBERZI Amendment”), as described below, to include the VIBERZI promotional activities through December 31, 2018. Under the terms of the VIBERZI Amendment, the Company’s clinical sales specialists detailed VIBERZI in the second position to the same health care practitioners to whom they detailed LINZESS in the first position and provided certain medical education services. The Company had the potential to achieve a milestone payment of up to $7.5 million based on the net sales of VIBERZI during 2018 and was compensated approximately $3.0 million over the term of the agreement for its medical education initiatives. The Company evaluated the VIBERZI Amendment in accordance with ASC 606 and determined that it would be treated as a separate contract because it adds a distinct good or service at an amount that reflects standalone selling price. The following performance obligations under the VIBERZI Amendment were identified:

●	sales detailing of VIBERZI in either first or second position, and
●	medical education services.

The sales-based milestone payment was recognized as collaborative arrangements revenue when it was probable that a significant reversal of revenue would not occur and the associated constraint had been lifted. During the three months ended December 31, 2018, the Company determined the sales-based milestone payment was no longer constrained and recognized approximately $1.3 million in collaborative arrangements revenue. The consideration related to medical education events of approximately $3.0 million was recognized over the period of performance that medical education services are provided. During the three and nine months ended September 30, 2018, the Company recognized approximately $0.8 million and approximately $2.3 million of collaborative arrangements revenue, respectively, related to VIBERZI medical education services. In December 2018 and in March 2019, the Company extended the VIBERZI Amendment through April 2019.

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

The milestone payment will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue will not occur and the associated constraint has been lifted. As of September 30, 2019, the Company determined the milestone payment was fully constrained. The compensation related to the VIBERZI sales details is recognized over the term of the agreement using an output method based on estimated amounts for which the Company has the right to invoice based on the number of sales details performed during the associated period. During each of the three and nine months ended September 30, 2019, the Company recognized approximately $1.4 million and approximately $2.6 million of collaborative arrangements revenue related to VIBERZI sales details, respectively.

Disease Education and Promotional Agreement with Alnylam

On August 9, 2019, the Company and Alnylam entered into a disease education and promotional agreement for Alnylam’s investigational RNAi therapeutic givosiran for the potential treatment of AHP (the “Alnylam Agreement”). As of September 30, 2019, givosiran was not yet approved by the FDA. Under the terms of the agreement, the Company’s sales force will perform disease awareness activities and, if givosiran is approved by the FDA, future sales detailing activities of a product containing givosiran to gastroenterologists and health care practitioners to whom they detail LINZESS in the first position.

The Company is entitled to receive service fees, payable by Alnylam quarterly, totaling up to $9.5 million over the term of the agreement, which is approximately three years. The Company also is eligible to receive a royalty based on a percentage of net sales of an FDA-approved product containing givosiran that are directly attributable to the Company’s promotional efforts. The Company identified the following performance obligation under the Alnylam Agreement:

●	performance of disease education activities for AHP and performance of sales details for an FDA-approved product containing givosiran (together “Givosiran Education and Promotion Activities”).

The Company allocated the service fees to the performance of Givosiran Education and Promotion Activities and recognizes collaborative arrangements revenue over the term of the agreement as the services are performed using an output method based on the amount to which the Company has a right to invoice. Royalties will be recognized as collaborative arrangements revenue using an output method for Givosiran Education and Promotion Activities based on the amount to which the Company has a right to invoice when the associated constraints have been lifted. At contract inception, the royalty revenue is fully constrained because givosiran has not yet been approved by the FDA.

During each of the three and nine months ended September 30, 2019, the Company recognized approximately $0.7 million in collaborative arrangements revenue related to the service fees. As of September 30, 2019, the Company had a deferred revenue balance of approximately $1.3 million related to the Givosiran Education and Promotion Activities performed in accordance with the Alnylam Agreement. The Company did not recognize any royalty revenue related to the Alnylam Agreement as revenue remains fully constrained.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company was required to pay $7.5 million for development milestones, all of which had been paid as of September 30, 2019. The Company may also be required to pay up to $18.0 million for regulatory milestones, none of which had been paid as of September 30, 2019. Pursuant to the terms of another license agreement, the Company recognized no revenue and approximately $0.5 million in collaborative arrangements revenue during the three and nine months ended September 30, 2019, respectively, related to a nonrefundable upfront payment. The Company is eligible to receive up to $63.5 million in development and sales-based milestones, as well as a royalty as a percentage of net sales of a product, under the terms of this agreement. The Company recorded no research and development expenses associated with the Company’s other collaboration and license agreements during each of the three and nine months ended September 30, 2019. The Company recorded approximately $5.0 million in research and development expenses associated with the Company’s other collaboration and license agreements during each of the three and nine months ended September 30, 2018.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

The Company’s investment portfolio may include fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third-party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company also invests in certain reverse repurchase agreements which are collateralized by deposits in the form of Government Securities and Obligations for an amount not less than 102% of their principal amount. The Company does not record an asset or liability for the collateral as the Company is not permitted to sell or re-pledge the collateral. The collateral has at least the prevailing credit rating of U.S. Government Treasuries and Agencies. The Company utilizes a third-party custodian to manage the exchange of funds and ensure the collateral received is maintained at 102% of the reverse repurchase agreements principal amount on a daily basis.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$101,207	$101,207	$—	$—
Repurchase agreements	37,800	37,800	—	—
Convertible Note Hedges	11,357	—	—	11,357
Total assets measured at fair value	$150,364	$139,007	$—	$11,357
Liabilities:
Note Hedge Warrants	$8,768	$—	$—	$8,768
Total liabilities measured at fair value	$8,768	$—	$—	$8,768

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$142,218	$142,218	$—	$—
Repurchase agreements	30,875	30,875	—	—
Convertible Note Hedges	41,020	—	—	41,020
Total assets measured at fair value	$214,113	$173,093	$—	$41,020
Liabilities:
Note Hedge Warrants	$33,763	$—	$—	$33,763
Contingent Consideration	51	—	—	51
Total liabilities measured at fair value	$33,814	$—	$—	$33,814

There were no transfers between fair value measurement levels during each of the three and nine months ended September 30, 2019 or 2018.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued expenses and other current liabilities, the current portion of capital lease obligations, deferred rent, deferred revenue and operating lease obligations at September 30, 2019 and December 31, 2018 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, and are classified as Level 3 under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of September 30, 2019 included the price per share of the Company’s Class A common stock, time to maturity of the derivative instruments, strike prices of the derivative instruments, risk-free interest rate, expected volatility of the Company’s Class A common stock, and expected dividend yield. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

In April 2019, the Company announced an adjustment to the conversion rate applicable to the 2022 Convertible Notes, effective April 15, 2019 (Note 9).

In August 2019, the Company repurchased $215.0 million aggregate principal amount of the 2022 Convertible Notes, which triggered a partial termination of the outstanding Convertible Note Hedges and Note Hedge Warrants. During the three and nine months ended September 30, 2019, the Company recorded a loss of approximately $4.8 million and approximately $1.5 million on derivatives, respectively, as a result of the partial termination of the Convertible Note Hedges and Note Hedge Warrants and the change in fair value of the remaining Convertible Note Hedges and Note Hedge Warrants during the quarter (Note 9).

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of September 30, 2019 and December 31, 2018:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2019		2018
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	1.6%	1.6%	2.5%	2.5%
Time to maturity	2.7	3.3	3.5	4.1
Stock price (2)	$8.59	$8.59	$10.36	$10.36
Strike price (3)	$14.51	$18.82	$16.58	$21.50
Common stock volatility (4)	47.8%	46.5%	43.8%	43.6%
Dividend yield	—%	—%	—%	—%
(1)	Based on U.S. Treasury yield curve, with terms commensurate with the terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A common stock on the last trading day of the quarter ended September 30, 2019 and December 31, 2018, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants. The strike prices for the Convertible Note Hedges and Note Hedge Warrants were adjusted in conjunction with the conversion rate adjustment in April 2019 (Note 9).
(4)	Expected volatility based on historical volatility of the Company’s Class A common stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in other expense, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2018 through September 30, 2019 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2018	$41,020	$(33,763)
Cash settlement (received) paid upon early termination of derivatives	(28,909)	25,735
Change in fair value, recorded as a component of gain (loss) on derivatives	(754)	(740)
Balance at September 30, 2019	$11,357	$(8,768)

Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million aggregate principal amount of its 2022 Convertible Notes. In August 2019, the Company repurchased $215.0 million aggregate principal amount of its 2022 Convertible Notes. Additionally, in August 2019, the Company issued $200.0 million aggregate principal amount of its 2024 Convertible Notes and $200.0 million aggregate principal amount of its 2026 Convertible Notes. The Company separately accounted for the liability and equity components of each of the 2022 Convertible Notes, 2024 Convertible Notes, and 2026 Convertible Notes, and together the Convertible Senior Notes, by allocating the proceeds between the liability component and equity component (Note 9). The fair value of the respective Convertible Senior Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A common stock and the volatility thereof, and the prices for the respective Convertible Senior Notes observed in market trading, which are Level 2 inputs.

The estimated fair value of the 2022 Convertible Notes was approximately $120.0 million and approximately $315.0 million as of September 30, 2019 and December 31, 2018, respectively. The estimated fair value of the 2024 Convertible Notes was approximately $185.9 million as of September 30, 2019. The estimated fair value of the 2026 Convertible Notes was approximately $183.6 million as of September 30, 2019.

Capped Calls

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls with certain financial institutions. The Capped Calls cover 29,867,480 shares of Class A common stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A common stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes and is subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes, and have a cap price of approximately $17.05 per share (Note 9). These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met (Note 1).

8.375% Notes Due 2026

In September 2016, the Company closed a direct private placement pursuant to which the Company issued $150.0 million in aggregate principal amount of the 2026 Notes in January 2017. The outstanding principal balance of the 2026 Notes was redeemed in September 2019 (Note 9). The estimated fair value of the 2026 Notes was approximately $148.2 million as of December 31, 2018. This valuation was calculated using a discounted cash flow estimate of expected interest and principal payments and was determined using Level 3 inputs, including significant estimates related to expected LINZESS sales and a discount rate equivalent to market participant interest rates.

Nonrecurring fair value measurements – Intangible Assets

On August 2, 2018, the Company delivered to AstraZeneca notice of termination of the lesinurad license agreement for the development, manufacture, and commercialization of products in the U.S. containing lesinurad as an active ingredient (the “Lesinurad License”). During the three months ended September 30, 2018, the Company recorded an approximately $151.8 million impairment charge related to its acquired intangible assets. The impairment assessment performed utilized the revised projected revenue and net cash flows assumed through the termination of the lesinurad license agreement, resulting in an impairment of the full carrying value of the intangible assets.

6. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw Materials	$1,134	$—
Work in Progress	707	—
Finished Goods	457
	$2,298	$—

The Company’s inventory represents linaclotide API, drug product, and finished goods. The Company evaluates inventory levels quarterly and any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired is written down with a corresponding charge to the statement of operations in the period that the impairment is first identified.

No impairment of inventory was recorded during the three and nine months ended September 30, 2019. The Company wrote down approximately $0.6 million and approximately $2.5 million related to lesinurad inventory and commercial supply purchase commitments during the three and nine months ended September 30, 2018, respectively, as a result of revised demand forecasts and the termination of the Lesinurad License. The adjustment was recorded as write-down of commercial supply to net realizable value and (settlement) loss on non-cancelable purchase commitments.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

p

	September 30, 2019	December 31, 2018
Salaries	$1,703	$3,054
Accrued vacation	2,647	3,493
Accrued incentive compensation	8,647	13,867
Other employee benefits	1,340	1,883
Professional fees	5,177	1,735
Accrued interest	1,392	873
Restructuring accruals	432	2,885
Other	9,191	10,211
	$30,529	$38,001

As of September 30, 2019, other accrued expenses of approximately $9.2 million included approximately $4.0 million related to activities associated with the Company’s move to the Summer Street Property, approximately $1.2 million related to unbilled inventory, and approximately $0.7 million related to contracted services for strategy-related GI research.

During the three months ended September 30, 2019, the Company relieved approximately $4.0 million of previously accrued non-cancelable purchase commitments recorded as accrued expenses related to excess non-cancelable Lesinurad Products commercial supply and sample purchase commitments, as well as certain excess non-cancelable linaclotide purchase commitments. In addition, during the three months ended September 30, 2019, the Company also relieved approximately $2.5 million of previously accrued non-cancelable purchase commitments recorded as other liabilities related to the assignment of certain linaclotide excess non-cancelable purchase commitments to AstraZeneca in connection with the Amended AstraZeneca Collaboration Agreement. Accordingly, the Company recorded a settlement of approximately $3.5 million as write-down of commercial supply to net realizable value and (settlement) loss on non-cancelable purchase commitments related to certain of the aforementioned reversals.

During the three months ended September 30, 2018, the Company assigned to Allergan certain linaclotide excess non-cancelable purchase commitments that the Company had previously accrued for. Accordingly, the Company relieved the previous accrual of approximately $2.5 million, which was recorded as write-down of commercial supply to net realizable value and (settlement) loss on non-cancelable purchase commitments.

As of December 31, 2018, other accrued expenses of approximately $10.2 million included approximately $2.5 million related to linaclotide excess purchase commitments, and approximately $1.4 million related to excess non-cancelable Lesinurad Products commercial supply and sample purchase commitments.

8. Leases

Effective January 1, 2019, the Company adopted ASC 842 using the optional transition method. The Company’s lease portfolio for the nine months ended September 30, 2019 includes: leases for its prior and current headquarters locations, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost during period, net(1)	$6,244	13,924
Variable lease payments	654	1,308
Short-term lease cost	375	1,143
Total lease cost	$7,273	16,375

(1) Operating lease cost is presented net of approximately $0.3 million of sublease income for the nine months ended September 30, 2019. Sublease income relates to a sublease agreement between Ironwood and Cyclerion executed upon Separation. The sublease agreement terminated in May 2019.

Supplemental cash flow information related to leases for the periods reported is as follows:

Nine Months Ended
September 30,
2019
Right-of-use assets obtained in exchange for new operating lease upon adoption of ASC 842 (in thousands)	$88,299
Adjustment to right-of-use assets as a result of the lease modification at the Separation date (in thousands)	(40,427)
Adjustment to right-of-use assets as a result of the termination of the Binney Street Lease (in thousands)	(34,440)
Right-of-use assets obtained in exchange for new operating lease liabilities(1) (in thousands)	18,452
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	8,869
Weighted-average remaining lease term of operating leases (in years)	8.0
Weighted-average discount rate of operating leases	5.4%

(1) Relates to right-of-use assets and operating lease liabilities for the Summer Street Lease.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of September 30, 2019 are as follows (in thousands):

Operating
Lease
Payments
2019(1)	$9,729
2020	1,146
2021	3,128
2022	3,129
2023	3,065
2024 and thereafter	21,170
Total future minimum lease payments	41,367
Less: present value adjustment	8,773
Operating lease liabilities at September 30, 2019	32,594
Less: current portion of operating lease liabilities	9,934
Operating lease liabilities, net of current portion	$22,660

(1) Amounts are for the three months ending December 31, 2019.

At December 31, 2018, future minimum lease payments under non-cancelable leases under ASC 840 were as follows (in thousands):

Operating
Lease
Payments
2019	$18,736
2020	18,312
2021	18,863
2022	19,365
2023	19,818
2024 and thereafter	22,118
Total future minimum lease payments	$117,212

Summer Street Lease (current headquarters)

On June 11, 2019, the Company entered into the Summer Street Lease, a non-cancelable operating lease with MA-100 Summer Street Owner, L.L.C. (the “Summer Street Landlord”) for the Summer Street Property. The Summer Street Property began serving as the Company’s headquarters beginning in October 2019, replacing its prior headquarters at 301 Binney Street in Cambridge, Massachusetts. The Summer Street Lease terminates on June 11, 2030 and includes an option to extend the term of the lease for an additional five years at a market base rental rate, a 2% annual rent escalation, free rent periods, and a tenant improvement allowance. The rent expense for the Summer Street Property, inclusive of the escalating rent payments and lease incentives, is recognized on a straight-line basis over the lease term. Additionally, the Summer Street Lease requires a letter of credit to secure the Company’s obligations under the lease agreement of approximately $1.0 million, which is collateralized by a money market account recorded as restricted cash on the Company’s condensed consolidated balance sheets as of September 30, 2019.

At lease inception, the Company recorded a right-of-use asset and a lease liability associated with the Summer Street Lease using an incremental borrowing rate of approximately 5.8%. At September 30, 2019, the balance of the right-of-use asset for the Summer Street Lease was approximately $18.0 million. At September 30, 2019, the balance of the lease liability for the Summer Street Lease was approximately $22.5 million.

The Company recorded an asset retirement obligation in connection with the estimated future costs related to the removal of certain leasehold improvements at the Summer Street Property upon termination of the lease. The balance of the Company’s asset retirement obligation for the Summer Street Lease was approximately $0.5 million as of September 30, 2019.

Lease cost related to the Summer Street Lease recorded during the three and nine months ended September 30, 2019 was approximately $0.6 million and $0.8 million, respectively.

Binney Street Lease (prior headquarters)

The Company rented office space at 301 Binney Street, Cambridge, Massachusetts (“Binney Street Property”) under a non-cancelable operating lease, entered into in January 2007, as amended (“Binney Street Lease”) through October 2019. The Binney Street Property previously served as the Company’s headquarters but was replaced by the Summer Street Property in October 2019, as discussed above.

Prior to the modifications discussed below, the term of the Binney Street Lease was through January 31, 2025 for approximately 223,000 square feet of laboratory and office space. The Binney Street Lease included an option to extend the term of the lease for an additional five years at a market base rental rate, a 3% annual rent escalation, free rent periods, a tenant improvement allowance, and an option to extend the term of the lease for an additional five years at a market base rental rate. The rent expense for the Binney Street Lease, inclusive of the escalating rent payments, lease incentives and free rent periods, was to be recognized on a straight-line basis over the lease term through January 2025. Additionally, the Binney Street Lease required a letter of credit to secure the Company’s obligations under the lease agreement of approximately $6.4 million, which is recorded as restricted cash.

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

On June 11, 2019, the Company entered into a lease termination agreement (the “Lease Termination”) with the Binney Street Landlord to terminate the Company’s existing lease for approximately 108,000 square feet of office space. The Lease Termination was effective during the fourth quarter of 2019 in exchange for an approximately $9.0 million payment to the Binney Street Landlord. The Company determined that the Lease Termination would be accounted for as a lease modification that reduces the term of the existing lease. As a result of this modification, the Company adjusted the value of its right-of-use asset and operating lease liability using an incremental borrowing rate of approximately 4.0%.

At September 30, 2019, the balances of the right-of-use asset and lease liability for the Binney Street Lease were approximately $1.8 million and approximately $9.7 million, respectively.

Lease cost related to the Binney Street Lease recorded during the three months ended September 30, 2019 was approximately $6.2 million. Lease cost related to the Binney Street Lease recorded during the nine months ended September 30, 2019 was approximately $14.3 million, net of sublease income of approximately $0.3 million. Under ASC 840, rent expense related to the Binney Street Lease recorded during the three and nine months ended September 30, 2018 was approximately $2.5 million and $7.6 million, respectively.

Data center colocation lease

The Company rents space for its data center at a colocation in Boston, Massachusetts under a non-cancelable operating lease (the “Data Center Lease”). The Data Center Lease contains various provisions, including a 4% annual rent escalation. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term through August 2022. The Company recorded a right-of-use asset of approximately $0.6 million, and a lease liability of approximately $0.6 million associated with the Data Center Lease upon adoption of ASC 842. During the three months ended March 31, 2019, the Company migrated its data management process to a cloud-based services system, rendering its current data center technology and assets obsolete. As a result, the Company considered the right-of-use asset associated with the Data Center Lease to be impaired. The Company recorded a charge of approximately $0.5 million to selling, general, and administrative expenses on its condensed consolidated statement of operations as a result of the impairment during the three months ended March 31, 2019.

At September 30, 2019, the lease liability associated with the Data Center Lease was approximately $0.5 million, and the right-of-use asset remained fully impaired. The incremental borrowing rate for the outstanding Data Center Lease obligation upon adoption of ASC 842 was approximately 6.0%.

Under ASC 842, the lease costs related to the Data Center Lease were insignificant for each of the three and nine months ended September 30, 2019. Under ASC 840, rent expenses related to the Data Center Lease were insignificant for each of the three and nine months ended September 30, 2018.

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

Lease cost related to the 2018 Vehicle Leases was approximately $0.4 million and approximately $1.1 million for the three and nine months ended September 30, 2019, respectively. Lease cost related to the 2018 Vehicle Leases was approximately $0.4 million for each of the three and nine months ended September 30, 2018.

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

9. Notes Payable

8.375% Notes due 2026

On September 23, 2016, the Company closed a direct private placement, pursuant to which the Company issued $150.0 million in aggregate principal amount of 8.375% notes due 2026 on January 5, 2017. The Company capitalized approximately $0.5 million of debt issuance costs, which were netted against the carrying value of the 2026 Notes. Proceeds from the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes were used, in part, to redeem the outstanding principal balance of the 2026 Notes in September 2019. The Company retired the 2026 Notes, which had an outstanding aggregate principal balance of approximately $116.5 million, for a redemption price of approximately $123.0 million. The redemption of the 2026 Notes resulted in a loss on extinguishment of debt of approximately $7.6 million related to the prepayment premium and write-off of the remaining 2026 Notes, the unamortized debt issuance costs, and the unamortized debt discount.

The 2026 Notes had an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year (each an “8.375% Payment Date”), which began June 15, 2017. Principal of the 2026 Notes was payable on the 8.375% Payment Dates beginning March 15, 2019 through the redemption of the 2026 Notes. From March 15, 2019, the Company made quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter (the “8.375% Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the 2026 Notes (the “8.375% Required Interest Amount”). Principal on the 2026 Notes was due to be repaid in an amount equal to the 8.375% Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this is a positive number, until the principal had been paid in full.

Convertible Senior Notes

2.25% Convertible Senior Notes due 2022

In June 2015, the Company issued approximately $335.7 million aggregate principal amount of the 2022 Convertible Notes. The Company received net proceeds of approximately $324.0 million from the sale of the 2022 Convertible Notes, after deducting fees and expenses of approximately $11.7 million. The Company used approximately $21.1 million of the net proceeds from the sale of the 2022 Convertible Notes to pay the net cost of the Convertible Note Hedges (after such cost was partially offset by the proceeds to the Company from the sale of the Note Hedge Warrants), as described below.

The 2022 Convertible Notes are governed by an indenture (the “2022 Indenture”) between the Company and U.S. Bank National Association, as the trustee. The 2022 Convertible Notes are senior unsecured obligations and bear cash interest at the annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. The 2022 Convertible Notes will mature on June 15, 2022, unless earlier converted or repurchased. The Company may settle conversions of the 2022 Convertible Notes through payment or delivery, as the case may be, of cash, shares of Class A common stock of the Company or a combination of cash and shares of Class A common stock, at the Company’s option (subject to, and in accordance with, the settlement provisions of the 2022 Indenture). The initial conversion rate for the 2022 Convertible Notes was 60.3209 shares of Class A common stock (subject to adjustment as provided for in the 2022 Indenture) per $1,000 principal amount of the 2022 Convertible Notes, which was equal to an initial conversion price of approximately $16.58 per share and 20,249,665 shares.

In connection with the Separation in April 2019, the conversion rate under the 2022 Indenture was adjusted to equal 68.9172 shares of Ironwood Class A common stock per $1,000 principal amount of the 2022 Convertible Notes, which is equal to an adjusted conversion price of approximately $14.51 per share and 23,135,435 shares.

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes in August 2019, the Company repurchased $215.0 million aggregate principal amount of the 2022 Convertible Notes.

Holders of the 2022 Convertible Notes may convert their 2022 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2021 in multiples of $1,000 principal amount, only under the following circumstances:

●	during any calendar quarter commencing after the calendar quarter ending on September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2022 Convertible Notes on each applicable trading day;

●	during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2022 Indenture) per $1,000 principal amount of the 2022 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate for the 2022 Convertible Notes on each such trading day; or

●	upon the occurrence of specified corporate events described in the 2022 Indenture.

On or after December 15, 2021, until the close of business on the second scheduled trading day immediately preceding June 15, 2022, holders may convert their 2022 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

If a make-whole fundamental change, as described in the 2022 Indenture, occurs and a holder elects to convert its 2022 Convertible Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the 2022 Indenture. The Company may not redeem the 2022 Convertible Notes prior to the maturity date and no “sinking fund” is provided for by the 2022 Convertible Notes, which means that the Company is not required to periodically redeem or retire the 2022 Convertible Notes. Upon the occurrence of certain fundamental changes involving the Company, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest.

The 2022 Indenture does not contain any financial covenants or restrict the Company’s ability to repurchase the Company’s securities, pay dividends or make restricted payments in the event of a transaction that substantially increases the Company’s level of indebtedness. The 2022 Indenture provides for customary events of default. In the case of an event of default with respect to the 2022 Convertible Notes arising from specified events of bankruptcy or insolvency, all outstanding 2022 Convertible Notes will become due and payable immediately without further action or notice. If any other event of default with respect to the 2022 Convertible Notes under the 2022 Indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2022 Convertible Notes may declare the principal amount of the 2022 Convertible Notes to be immediately due and payable. Notwithstanding the foregoing, the 2022 Indenture provides that, upon the Company’s election, and for up to 180 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 2022 Indenture consists exclusively of the right to receive additional interest on the 2022 Convertible Notes.

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the 2022 Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to the Company’s ability to settle the 2022 Convertible Notes in cash, its Class A common stock, or a combination of cash and Class A common stock at the option of the Company. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the 2022 Convertible Notes was recognized as a debt discount and represents the difference between the gross proceeds from the issuance of the 2022 Convertible Notes and the fair value of the liability of the 2022 Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over seven years, or the expected life of the 2022 Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes in August 2019, the Company repurchased $215.0 million aggregate principal amount of the 2022 Convertible Notes. The 2022 Convertible Notes were repurchased at a premium totaling approximately $227.3 million. Accordingly, the Company recognized a loss on extinguishment of debt of approximately $23.4 million related to the prepayment premium and proportional write-off of the 2022 Convertible Notes unamortized debt issuance costs and unamortized debt discount. Additionally, the repurchase resulted in a reduction to additional paid-in capital by approximately $27.0 million related to the equity component of the 2022 Convertible Notes.

0.75% Convertible Senior Notes due 2024 and 1.50% Convertible Senior Notes due 2026

In August 2019, the Company issued $200.0 million aggregate principal amount of the 2024 Convertible Notes and $200.0 million aggregate principal amount of the 2026 Convertible Notes. The Company received net proceeds of approximately $391.0 million from the sale of the 2024 Convertible Notes and 2026 Convertible Notes, after deducting fees and expenses of approximately $9.0 million. The Company used approximately $25.2 million of the net proceeds from the sale of the 2024 Convertible Notes and 2026 Convertible Notes to pay the net cost of the Capped Calls, as described below. For purposes of this section, “Notes” refer to the 2024 Convertible Notes and the 2026 Convertible Notes, collectively.

The 2024 Convertible Notes and 2026 Convertible Notes were issued by the Company on August 12, 2019, pursuant to separate Indentures, each dated as of such date (each an “Indenture” and together the “Indentures”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The 2024 Convertible Notes will bear cash interest at the annual rate of 0.75% and the 2026 Convertible Notes will bear cash interest at the annual rate of 1.50%, each payable on June 15 and December 15 of each year, beginning on December 15, 2019. The 2024 Convertible Notes will mature on June 15, 2024 and the 2026 Convertible Notes will mature on June 15, 2026, unless earlier converted or repurchased. The Company will settle conversions of the 2024 Convertible Notes and 2026 Convertible Notes through payment or delivery, as the case may be, of cash, shares of Class A common stock of the Company or a combination of cash and shares of Class A common stock, at the Company’s option (subject to, and in accordance with, the settlement provisions of the applicable Indenture). The initial conversion rate for each of the 2024 Convertible Notes and the 2026 Convertible Notes is 74.6687 shares of Class A common stock (subject to adjustment as provided for in the applicable Indenture) per $1,000 principal amount of the 2024 Convertible Notes and 2026 Convertible Notes, which is equal to an initial conversion price of approximately $13.39 per share, representing a conversion premium of approximately 37.5% above the last reported sale price of Class A common stock of $9.74 per share on August 7, 2019.

Holders of the 2024 Convertible Notes and 2026 Convertible Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2023, with respect to the 2024 Convertible Notes, and December 15, 2025, with respect to the 2026 Convertible Notes, in multiples of $1,000 principal amount, only under the following circumstances:

●	during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

●	during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in each Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the Notes on each such trading day; or

●	upon the occurrence of specified corporate events described in each Indenture.

On or after December 15, 2023, with respect to the 2024 Convertible Notes, and December 15, 2025, with respect to the 2026 Convertible Notes, until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, the holders of the Notes may convert their Notes, in multiples of $1,000 principal amount, regardless of the foregoing conditions.

If the Company experiences a fundamental change, as described in the Indentures, prior to the maturity date of the respective Notes, holders of such Notes will, subject to specified conditions, have the right, at their option, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the applicable maturity date of the Notes, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event.

The Indentures do not contain any financial covenants or restrict the Company’s ability to repurchase the Company’s securities, pay dividends or make restricted payments in the event of a transaction that substantially increases the Company’s level of indebtedness. The Indentures provide for customary events of default. In the case of an event of default with respect to a series of Notes arising from specified events of bankruptcy or insolvency, all outstanding Notes of such series will become due and payable immediately without further action or notice. If any other event of default with respect to a series of Notes under the relevant Indenture occurs or is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes of such series may declare the principal amount of such Notes to be immediately due and payable.

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the 2024 Convertible Notes and the 2026 Convertible Notes by allocating the proceeds between the liability components and the embedded conversion options, or equity components, due to the Company’s ability to settle the 2024 Convertible Notes and the 2026 Convertible Notes in cash, its Class A common stock, or a combination of cash and Class A common stock at the option of the Company. The carrying amount of the respective liability components were calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The respective equity components of the 2024 Convertible Notes and the 2026 Convertible Notes were recognized as a debt discount and represent the difference between the gross proceeds from the issuance of the 2024 Convertible Notes and 2026 Convertible Notes and the fair value of the liability of the 2024 Convertible Notes and 2026 Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over approximately five and seven years, or the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes, respectively. The respective equity components are not remeasured as long as they continue to meet the conditions for equity classification.

The Company’s outstanding balances for the Convertible Senior Notes as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Liability component:
Principal:
2022 Convertible Notes	$120,699	$335,699
2024 Convertible Notes	200,000	—
2026 Convertible Notes	200,000	—
Less: unamortized debt discount	(109,685)	(65,094)
Less: unamortized debt issuance costs	(8,339)	(5,004)
Net carrying amount	$402,675	$265,601
Equity Component:
2022 Convertible Notes	$19,807	$114,199
2024 Convertible Notes	41,152	—
2026 Convertible Notes	51,350	—
Total Equity component	$112,309	$114,199

In connection with the issuance of the 2022 Convertible Notes, the Company incurred approximately $11.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity components totaling approximately $4.0 million were recorded as a reduction to additional paid-in capital upon issuance. The portion of these costs allocated to the liability components totaling approximately $7.7 million were recorded as a reduction in the carrying value of the debt on the balance sheet and are amortized to interest expense using the effective interest method over the expected life of the 2022 Convertible Notes. In connection with the partial repurchase of the 2022 Convertible Notes, the Company recorded a loss on extinguishment of debt of approximately $23.4 million, of which approximately $2.8 million related to the initial debt issuance costs.

The Company determined the expected life of the 2022 Convertible Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Convertible Notes for the period from the date of issuance through June 30, 2019 was 9.34%. From the date of the partial repurchase of the 2022 Convertible Notes in

August 2019 through September 30, 2019, the effective interest rate on the liability component of the 2022 Convertible Notes was 9.37%.

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company incurred approximately $9.0 million of debt issuance costs, which primarily consisted of initial purchaser’s discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity components totaling approximately $2.1 million were recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability components totaling approximately $6.9 million were recorded as a reduction in the carrying value of the debt on the balance sheet and are amortized to interest expense using the effective interest method over the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes.

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective interest rates on the liability components of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through September 30, 2019 was 6.1% and 6.5%, respectively.

The following table sets forth total interest expense recognized related to the 2022 Convertible Notes, 2024 Convertible Notes, and 2026 Convertible Notes during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Contractual interest expense	$1,780	$1,889	$5,557	$5,665
Amortization of debt issuance costs	301	249	856	712
Amortization of debt discount	4,460	3,900	12,699	11,450
Total interest expense	$6,541	$6,038	$19,112	$17,827

Future minimum payments under the Convertible Senior Notes as of September 30, 2019 are as follows (in thousands):

2019(1)	$2,895
2020	7,216
2021	7,216
2022	126,556
2023	4,500
2024	203,750
Thereafter	204,500
Total future minimum payments under the convertible senior notes	556,633
Less: amounts representing interest	(35,934)
Less: unamortized debt discount	(109,685)
Less: unamortized debt issuance costs	(8,339)
Convertible senior notes balance	$402,675

(1) Amounts are for the three months ending December 31, 2019.

Convertible Note Hedge and Note Hedge Warrant Transactions with Respect to 2022 Convertible Notes

To minimize the impact of potential dilution to the Company’s Class A common stockholders upon conversion of the 2022 Convertible Notes, the Company entered into the Convertible Note Hedges covering 20,249,665 shares of the Company’s Class A common stock in connection with the issuance of the 2022 Convertible Notes. The Convertible Note Hedges had an initial exercise price of $16.58 per share, subject to adjustment upon the occurrence of certain corporate events or transactions, and were exercisable if the 2022 Convertible Notes were converted. In connection with the adjustment to the conversion rate of the 2022 Indenture, the exercise price of the Convertible Note Hedges and the Note Hedge Warrants were adjusted to $14.51 per share and $18.82 per share, respectively (Note 5). If upon conversion of the 2022 Convertible Notes, the price of the Company’s Class A common stock is above the exercise price of the

Convertible Note Hedges, the counterparties are obligated to deliver shares of the Company’s Class A common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s Class A common stock at the conversion date and the exercise price, multiplied by the number of shares of the Company’s Class A common stock related to the Convertible Note Hedge being exercised.

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

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Convertible Notes. Holders of the 2022 Convertible Notes and the Note Hedge Warrants do not have any rights with respect to the Convertible Note Hedges. The Company paid approximately $91.9 million for the Convertible Note Hedges and recorded this amount as a long-term asset on its condensed consolidated balance sheet. The Company received approximately $70.8 million for the Note Hedge Warrants and recorded this amount as a long-term liability, resulting in a net cost to the Company of approximately $21.1 million.

In August 2019, concurrently with the repurchase of $215.0 million aggregate principal amount of the 2022 Convertible Notes, the Company terminated the respective portion of the Convertible Note Hedges and Note Hedge Warrants. The Company received approximately $3.2 million related to net termination payments from the counterparties of the Convertible Note Hedges and Note Hedge Warrants. During the three months ended September 30, 2019, the Company recorded approximately $4.8 million in loss on derivatives as a result of the partial termination of the Convertible Note Hedges and Note Hedge Warrants and change in fair value over the period.

The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC Topic 815, Derivatives and Hedging (Note 5).

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

To minimize the impact of potential dilution to the Company’s Class A common stockholders upon conversion of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into separate Capped Calls in connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes. The Company paid the counterparties approximately $25.2 million to enter into the Capped Calls.

The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes and is subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have a cap price of approximately $17.05 per share, representing an approximately 75% premium over the last reported sale price of the Class A common stock as of August 7, 2019, which cap price is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls cover 29,867,480 shares of Class A common stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A common stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes.

The Capped Calls are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the 2024 Convertible Notes and the 2026 Convertible Notes in the event that the market price per share of Class A common stock, as measured under the terms of the Capped Calls, is greater than the strike price of the Capped Calls as adjusted pursuant to the anti-dilution adjustments. If, however, the market price per share of Class A common stock, as measured under the terms of the Capped Calls, exceeds the cap price of the Capped Calls, there would nevertheless be dilution upon conversion of the 2024 Convertible Notes and the 2026 Convertible Notes to the extent that such market price exceeds the cap price of the Capped Calls.

The Capped Calls are separate transactions entered into by and between the Company and the Capped Calls counterparties and are not part of the terms of the 2024 Convertible Notes or the 2026 Convertible Notes. Holders of the

2024 Convertible Notes and the 2026 Convertible Notes do not have any rights with respect to the Capped Calls. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company recorded a reduction to additional paid-in capital of approximately $25.0 million related to the premium payments for the Capped Calls. Additionally, the Company recorded an approximately $0.2 million reduction to equity related to transaction costs incurred in connection with the Capped Calls.

10. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units (“RSUs”), and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

In May 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Equity Plan”) under which stock options, restricted stock awards, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. Under the 2019 Equity Plan, 10,000,000 shares of Class A common stock were initially reserved for issuance. As of September 30, 2019, 11,276,185 shares were available for future grant under the 2019 Equity Plan.

The following table summarizes share-based compensation expense reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$1,208	$2,974	$5,306	$8,446
Selling, general and administrative	4,312	7,643	19,832	19,708
Restructuring expenses	—	1,551	654	2,068
	$5,520	$12,168	$25,792	$30,222

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

During the three months ended June 30, 2018, the Company initiated a reduction in headquarter-based workforce by approximately 40 employees associated with the Separation. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded approximately $1.0 million and $1.3 million of restructuring expenses during the three and nine months ended September 30, 2018, respectively.

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

In February 2019, following further analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately 35 employees, primarily based in the home office. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded no share-based compensation expense and approximately $0.7 million to restructuring expenses during the three and nine months ended September 30, 2019, respectively.

In April 2019, in connection with the Separation, all outstanding share-based payment awards were modified in accordance with the equity conversion-related provisions of the employee matters agreement. No share-based compensation expense was recognized in connection with these modifications. Additionally, modifications with respect to the Company’s Employee Stock Purchase Plan (“ESPP”) were made due to the change in share price as a result of the Separation. As a result of the modification to the ESPP, the Company recorded approximately $0.3 million of share-based compensation expense during the nine months ended September 30, 2019.

In connection with certain other modifications of share-based payment awards during the three and nine months ended September 30, 2019, the Company recognized approximately $0.2 million and approximately $2.8 million in share-based compensation expense, respectively.

11. Related Party Transactions

In September 2009, Allergan became a related party when the Company sold to Allergan 2,083,333 shares of the Company’s convertible preferred stock. Under the collaboration agreement, the Company and Allergan equally support the development and commercialization of linaclotide (Note 4). Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. As of September 30, 2019 and December 31, 2018, the Company had approximately $94.4 million and approximately $60.0 million, respectively, in related party accounts receivable, net of related party accounts payable, associated with Allergan.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016. The Company paid approximately $1.7 million and approximately $5.8 million in insurance premiums to this insurance provider during the three and nine months ended September 30, 2019, respectively, and paid approximately $2.9 million and approximately $9.2 million during the three and nine months ended September 30, 2018, respectively. At September 30, 2019 and December 31, 2018, the Company had no accounts payable due to this related party.

The Company has and currently obtains commercial market and prescription data from a vendor whose Senior Vice President of Strategy, Marketing and Communications became a member of the Company’s Board of Directors in April 2019. The Company paid approximately $0.8 million and approximately $2.0 million in fees to this company during the three and nine months ended September 30, 2019, respectively, and approximately $0.8 million and approximately $2.6 million during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had an insignificant amount of accounts payable due to this related party.

In connection with the Separation, the Company executed certain contracts with Cyclerion whose President became a member of the Company’s Board of Directors in April 2019 (Note 2). As of September 30, 2019, the Company had $1.3 million of accounts payable, net of accounts receivable, due to Cyclerion.

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

On June 27, 2018, the Company determined the initial organizational designs of the two new businesses, including employees’ roles and responsibilities, in connection with the Separation. As part of this process, the Company initiated a reduction in its headquarter-based workforce by approximately 40 employees. During the three and nine months ended September 30, 2019, the Company recorded an insignificant amount of costs in connection with this workforce reduction. During the three and nine months ended September 30, 2018, the Company recorded approximately $2.5 million and $4.0 million, respectively, of costs in connection with the reduction in workforce in accordance with ASC 420. These costs are reflected in the condensed consolidated statement of operations as restructuring expenses.

On August 16, 2018, the Company initiated a reduction in its workforce by approximately 100 employees, primarily consisting of field-based sales representatives in connection with the termination of the Lesinurad License. During the three and nine months ended September 30, 2019, the Company did not record any restructuring costs related to this workforce reduction. During each of the three and nine months ended September 30, 2018, the Company recorded approximately $7.6 million of costs in connection with the reduction in workforce. These costs are reflected in the condensed consolidated statement of operations as restructuring expenses.

On February 7, 2019, following further analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately 35 employees, primarily based in the home office. During the three and nine months ended September 30, 2019, the Company reversed approximately $0.2 million and recorded approximately $3.7 million, respectively, of costs that are reflected in the condensed consolidated statement of operations as restructuring expenses.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the three and nine months ended September 30, 2019 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2018	Charges	Amount Paid	Adjustments	September 30, 2019
Employee severance, benefits and related costs
June 2018 Reduction	696	16	(689)	(23)	—
August 2018 Reduction	1,756	—	(1,708)	(48)	—
February 2019 Reduction	—	3,182	(2,765)	(89)	328
Total	$2,452	$3,198	$(5,162)	$(160)	$328

Contract related costs
August 2018 Reduction	$433	$—	(287)	(42)	$104
Total	$433	$—	$(287)	$(42)	$104

During the three and nine months ended September 30, 2019, the Company reversed approximately $0.2 million and recorded approximately $3.7 million in restructuring expenses, respectively, and recorded approximately $10.1 million and approximately $14.0 million in restructuring expenses during the three and nine months ended September 30, 2018, respectively.

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

Overview

We are a gastrointestinal, or GI, focused healthcare company dedicated to creating medicines that make a difference for people living with GI diseases. We are advancing innovative product opportunities in areas of large unmet need, capitalizing on our proven development and commercial capabilities and our deep expertise in GI diseases. On April 1, 2019, we completed our tax-free spin-off of our soluble guanylate cyclase, or sGC, business into a separate publicly traded company, Cyclerion Therapeutics, Inc., or Cyclerion.

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

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world. We and our partner Allergan plc (together with its affiliates), or Allergan, began commercializing LINZESS in the U.S. in December 2012. Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Allergan has an exclusive license from us to develop and commercialize linaclotide in the Allergan License Territory, which is comprised of all countries other than China, including Hong Kong and Macau, Japan and the countries and territories of North America. On a country-by-country and product-by-product basis in the Allergan License Territory, Allergan pays us royalties as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, Allergan has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.

Astellas Pharma Inc., or Astellas, our partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adult patients with chronic constipation in Japan. On August 1, 2019, we amended and restated our license agreement with Astellas, or the Amended Astellas License Agreement. Beginning in 2020, we will no longer be responsible for the supply of linaclotide active pharmaceutical ingredient, or API, to Astellas.

In October 2012, we and AstraZeneca AB, together with its affiliates, or AstraZeneca, entered into a collaboration agreement to co-develop and co-commercialize linaclotide in China, including Hong Kong and Macau, or the AstraZeneca License Territory, or the AstraZeneca Collaboration Agreement. In January 2019, the National Medical Products Administration approved the marketing application for LINZESS for adults with IBS-C in China. On September 16, 2019, we and AstraZeneca entered into an amendment and restatement of the AstraZeneca Collaboration

Agreement, or the Amended AstraZeneca Agreement, under which AstraZeneca obtained the exclusive right to develop, manufacture, and commercialize products containing linaclotide in the AstraZeneca License Territory, or the AstraZeneca License.

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

We and Allergan are advancing MD-7246, a delayed release form of linaclotide, as an oral, intestinal, non-opioid pain-relieving agent for patients suffering from abdominal pain associated with certain GI diseases. There are an estimated 16 million Americans who suffer from symptoms of IBS with diarrhea, or IBS-D, according to Grundmann and Yoon in Irritable Bowel Syndrome: epidemiology, diagnosis and treatment: an update for health-care practitioners (published in the Journal of Gastroenterology and Hepatology in 2010) and the United States Census Bureau. In May 2019, we and Allergan initiated a Phase II clinical trial evaluating MD-7246 in adult patients with IBS-D.

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

As part of our strategy, we have established development and commercial capabilities with the intent of playing an active role in the development and commercialization of our products in the U.S., while establishing a strong global brand by out-licensing commercialization rights in other territories. Additionally, we have periodically entered into co-promotion agreements to maximize our salesforce productivity, such as our co-promotion agreement with Allergan to perform sales detailing activities for VIBERZI for treatment for adults suffering from IBS-D. In August 2019, we entered into a disease education and promotional agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for Alnylam’s givosiran, an investigational RNAi therapeutic for the potential treatment of patients with acute hepatic porphyria (“AHP). Under the agreement, we will perform disease awareness activities related to AHP and, if givosiran is approved by the U.S. FDA, future sales detailing activities of a product containing givosiran. These agreements are more fully described in Note 4, Collaborations, License, Co-Promotion and Other Commercial Agreements, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide and the commercialization of lesinurad, as well as to the research and development of our other product candidates. We have incurred significant operating losses since our inception in 1998. As of September 30, 2019, we had an accumulated deficit of approximately $1.6 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to achieve or maintain positive cash flows.

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

On June 11, 2019, we entered into a non-cancelable operating lease, or the Summer Street Lease, for approximately 39,000 square feet of office space on the 23rd floor of 100 Summer Street, Boston, Massachusetts, or the Summer Street Property. The Summer Street Property began serving as our new headquarters in October 2019, replacing our prior headquarters at 301 Binney Street in Cambridge, Massachusetts. This agreement is more fully described in

Note 8, Leases, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In August 2019, we issued $200.0 million in aggregate principal amount of 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and $200.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes. We received net proceeds of approximately $391.0 million from the sale of the 2024 Convertible Notes and the 2026 Convertible Notes, after deducting fees and expenses of approximately $9.0 million.

The proceeds from the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes were used in August 2019 to pay the cost of associated capped call transactions, or the Capped Calls, and to repurchase $215.0 million aggregate principal amount of the existing 2.25% Convertible Senior Notes due 2022. The proceeds from the issuance of the 2024 Convertible Notes and 2026 Convertible Notes were also used to redeem the outstanding principal balance of the 8.375% Notes due 2026, or the 2026 Notes, on September 16, 2019. We retired the 2026 Notes, which had an outstanding aggregate principal balance of approximately $116.5 million, for a redemption price of approximately $123.0 million. During the three months ended September 30, 2019, we recognized a loss on extinguishment of debt of approximately $31.0 million related to the redemption of the 2026 Notes and the partial repurchase of the 2022 Convertible Notes. In connection with the partial repurchase of the 2022 Convertible Notes, we also terminated the respective portion of our existing convertible note hedges transactions, or the Convertible Note Hedges, and the respective portion of our existing warrants, or the Note Hedge Warrants. These transactions are more fully described in Note 9, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Financial Overview

Revenues. Our revenues are generated primarily through our collaborative arrangements and license agreements related to research and development and commercialization of linaclotide, as well as co-promotion arrangements in the U.S. Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. The adoption of ASC 606 represents a change in accounting principle that aims to more closely align revenue recognition with the delivery of our services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, we recognize revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which we expect to receive in exchange for the good or service. The reported results for the three and nine months ended as of September 30, 2019 and 2018 reflect the application of ASC 606 guidance. Upon adoption of ASC 606, we concluded that no cumulative-effect adjustment to the accumulative deficit as of January 1, 2018 was necessary. The adoption of ASC 606 had no impact on our condensed consolidated statement of operations, condensed consolidated balance sheets, or condensed consolidated statement of cash flows.

The terms of the collaborative research and development, license and co-promotion agreements contain multiple performance obligations which may include (i) licenses, (ii) research and development activities, (iii) the manufacture of finished drug product, API, or development materials for a partner which are reimbursed at a contractually determined rate, and (iv) co-promotion activities by our clinical sales specialists. Payments to us may include (i) up-front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API or development materials, (iv) payments based upon the achievement of certain milestones, (v) payments for sales detailing, promotional support services and medical education initiatives and (vi) royalties on product sales.

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

Through December 31, 2018, product revenue consisted of sales of ZURAMPIC and DUZALLO, or the Lesinurad Products, in the U.S. Product revenue was recognized when a particular national wholesaler or a selected regional wholesaler, or a Distributor, obtained control of our product, which occurred at a point in time, typically upon shipment of the Lesinurad Products to the Distributor.

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

Research and Development Expense. Research and development expense consists of expenses incurred in connection with the research into and development of product candidates. These expenses consist primarily of compensation, benefits and other employee-related expenses, research and development related facility costs, third-party contract costs relating to nonclinical study and clinical trial activities, development of manufacturing processes, regulatory registration of third-party manufacturing facilities, as well as licensing fees for our product candidates. We charge all research and development expenses to operations as incurred. Under our linaclotide collaboration agreements with Allergan for the U.S. and, prior to the execution of the Amended AstraZeneca Agreement, AstraZeneca for China, including Hong Kong and Macau, we were reimbursed for certain research and development activities and we netted these reimbursements against our research and development expenses as incurred. Amounts owed to Allergan on an ongoing basis, or AstraZeneca prior to the execution of the Amended AstraZeneca Agreement, for such linaclotide territories are recorded as incremental research and development expense.

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

MD-7246. We and Allergan are exploring MD-7246, a delayed release form of linaclotide, as an oral, intestinal, non-opioid pain-relieving agent for patients suffering from abdominal pain associated with certain GI diseases. In May 2019, we and Allergan initiated patient dosing in a Phase II clinical trial evaluating MD-7246 in adult patients who have IBS-D.

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

Early research and development. After the Separation, our early research and development efforts are focused on supporting our development stage GI programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating potential external development stage GI programs.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2019 and 2018. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Linaclotide(1)	$11,218	$8,245	$29,365	$23,723
Lesinurad(2)	96	1,064	467	4,503
IW-3718	16,114	15,437	51,578	27,477
Early research and development	123	4,412	7,097	17,118
Total research and development expenses	$27,551	$29,158	$88,507	$72,821
(1)	Includes linaclotide immediate release in all indications, populations and formulations, and costs associated with MD-7246 (delayed release formulation).
(2)	Includes lesinurad in all indications, populations and formulations.

Since 2004, the date we began tracking costs by program, we have incurred approximately $492.0 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China, including Hong Kong and Macau, prior to the execution of the Amended AstraZeneca Agreement, and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

In connection with the FDA approval of LINZESS, we are required to conduct certain nonclinical and clinical studies, including those aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. In addition, we and Allergan established a nonclinical and clinical post-marketing plan with the FDA to understand the efficacy and safety of LINZESS in pediatric patients, and clinical pediatric programs in IBS-C and functional constipation are currently ongoing. We and Allergan are also exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. We cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide for other geographic markets within IBS-C and CIC, or in additional indications, populations or formulations.

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

Prior to the execution of the Amended AstraZeneca Agreement, we were reimbursed for certain selling, general and administrative expenses and we netted these reimbursements against our selling, general and administrative expenses as incurred. Under the Amended AstraZeneca Agreement, AstraZeneca is responsible for all costs and expenses incurred under the AstraZeneca License. We include Allergan’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from Allergan as collaboration expense or collaborative arrangements revenue, respectively.

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

Other (Expense) Income. Interest expense consists primarily of cash and non-cash interest costs related to the convertible senior notes and the 2026 Notes. Non-cash interest expense consists of amortization of the debt discount and associated debt issuance costs associated with the convertible senior notes and the 2026 Notes. We amortize these costs using the effective interest rate method over the life of the respective note agreements as interest expense in our condensed consolidated statements of operations.

In June 2015, in connection with the issuance of the 2022 Convertible Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we also entered into certain warrant transactions in which we sold note hedge warrants, or the Note Hedge Warrants, to the Convertible Note Hedge counterparties to acquire 20,249,665 shares of our Class A common stock, subject to customary anti-dilution adjustments. In April 2019, in connection with the Separation, the number of shares underlying the Note Hedge Warrants was increased to 23,135,435 shares. Gain (loss) on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded as derivative assets and liabilities. The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in our condensed consolidated statements of operations. This transaction is more fully described in Note 9, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In September 2016, we closed a direct private placement, pursuant to which we issued $150.0 million in aggregate principal amount of the 2026 Notes on January 5, 2017. This transaction is more fully described in Note 9, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In August 2019, we issued $200.0 million in aggregate principal amount of the 2024 Convertible Notes and $200.0 million in aggregate principal amount of the 2026 Convertible Notes. We received net proceeds of approximately $391.0 million from the sale of the 2024 Convertible Notes and the 2026 Convertible Notes, after deducting fees and expenses of approximately $9.0 million. The proceeds from the issuance of the 2024 Convertible Notes and the 2026 Convertible notes were used to redeem all of the outstanding principal balance of the 2026 Convertible Notes, repurchase $215.0 million aggregate principal amount of the 2022 Convertible Notes and pay the cost of the Capped Calls. We recognized a loss on extinguishment of debt of approximately $31.0 million related to the redemption of the 2026 Notes and the partial repurchase of the 2022 Notes. In connection with the partial repurchase of the 2022 Notes, we also terminated the respective portion of our existing Convertible Note Hedges and Note Hedge Warrants. This transaction is more fully described in Note 9, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, we entered into the Capped Calls. The Capped Calls cover 29,867,480 shares of Class A common stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A common stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes and is subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes, and have a cap price of approximately $17.05 per share. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met. These transactions are more fully described in Note 9, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest income consists of interest earned on our cash, cash equivalents and marketable securities as well as significant financing components identified under ASC 606.

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

Except as outlined below, during the three and nine months ended September 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2019, or the 2018 Annual Report on Form 10-K.

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

Leases

Effective January 1, 2019, we adopted ASC Topic 842, Leases, or ASC 842, using the optional transition method. The adoption of ASC 842 represents a change in accounting principle that aims to increase transparency and comparability among organizations by requiring the recognition of right-of-use, or ROU, assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard requires enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The reported results for the three and nine months ended September 30, 2019 reflect the application of ASC 842 guidance, while the reported results for prior periods were prepared in conjunction with ASC Topic 840, Leases, or ASC 840. Because there were no material changes to the values of existing capital leases as a result of the adoption of ASC 842, we concluded that no cumulative-effect adjustment to the accumulated deficit as of January 1, 2019 was necessary. The recognition of right-of-use assets and lease liabilities related to our operating leases under ASC 842 has had a material impact on our condensed consolidated financial statements.

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

Our lease portfolio for the three and nine months ended September 30, 2019 includes: leases for our prior and current headquarters locations, a data center colocation lease, vehicle leases for our salesforce representatives, and leases for computer and office equipment. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases is recorded as the operating lease right-of-use asset, and the liability component is recorded as the current portion of operating lease liabilities and operating lease liabilities, net of current portion in our condensed consolidated balance sheet. As of September 30, 2019, we did not have any finance leases.

Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the lease inception date. Existing leases in our lease portfolio as of the adoption date were valued as of January 1, 2019. We use an incremental borrowing rate based on the information available at lease inception in determining the present value of lease payments if an implicit rate of return is not provided with the lease contract. Operating lease right-of-use assets are adjusted for incentives expected to be received.

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

Derivative Assets and Liabilities

In June 2015, in connection with the issuance of the 2022 Convertible Notes, we entered into the Convertible Note Hedges. Concurrently with entering into the Convertible Note Hedges, we also entered into certain warrant transactions in which we sold Note Hedge Warrants to the Convertible Note Hedge counterparties to acquire shares of our Class A common stock, subject to customary anti-dilution adjustments. In connection with the partial repurchase of the 2022 Convertible Notes in August 2019, we terminated our Convertible Note Hedges and Note Hedge Warrants proportionately. These instruments are derivative financial instruments under ASC Topic 815, Derivatives and Hedging.

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

In August 2019, in connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, we entered into the Capped Calls. The Capped Calls cover the same number of shares of Class A common stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes (subject to anti-dilution and certain other adjustments). These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$130,524	$54,194	$273,998	$188,487
Product revenue, net	—	1,235	—	2,966
Sale of active pharmaceutical ingredient	643	10,257	28,114	24,494
Total revenues	131,167	65,686	302,112	215,947
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	506	4,616	12,862	11,288
Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments	(3,530)	(1,589)	(3,530)	247
Research and development	27,551	29,158	88,507	72,821
Selling, general and administrative	40,919	50,536	133,260	169,252
Amortization of acquired intangible assets	—	1,159	—	8,111
Gain on fair value remeasurement of contingent consideration	—	(33,519)	—	(31,045)
Gain on lease modification	—	—	(3,169)	—
Restructuring expenses	(166)	10,102	3,652	14,010
Impairment of intangible assets	—	151,794	—	151,794
Total cost and expenses	65,280	212,257	231,582	396,478
Income (loss) from operations	65,887	(146,571)	70,530	(180,531)
Other (expense) income:
Interest expense	(10,457)	(9,482)	(29,479)	(28,138)
Interest and investment income	893	741	2,297	2,154
(Loss) gain on derivatives	(4,766)	3,489	(1,494)	3,996
Loss on extinguishment of debt	(30,977)	—	(30,977)	—
Other income	68	—	208	—
Other expense, net	(45,239)	(5,252)	(59,445)	(21,988)
Net income (loss) from continuing operations	20,648	(151,823)	11,085	(202,519)
Net loss from discontinued operations	—	(22,528)	(37,438)	(64,356)
Net income (loss)	$20,648	$(174,351)	$(26,353)	$(266,875)

Three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018

Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)				(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$130,524	$54,194	$76,330	141%	$273,998	$188,487	$85,511	45%
Product revenue, net	—	1,235	(1,235)	(100)%	—	2,966	(2,966)	(100)%
Sale of active pharmaceutical ingredient	643	10,257	(9,614)	(94)%	28,114	24,494	3,620	15%
Total revenues	$131,167	65,686	65,481	100%	302,112	215,947	86,165	40%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $76.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily related to an approximately $32.4 million increase in revenue recognized related to non-contingent payments outlined in the Amended AstraZeneca Agreement; an approximately $29.7 million negative adjustment during the three months ended September 30, 2018 related to a change in estimate of gross-to-net sales reserves and allowances, primarily associated with governmental and contractual rebates; approximately $10.0 million from an up-front payment received in connection with the Amended Astellas License agreement; an approximately $2.6 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand an approximately $1.3 million increase in co-promotion revenue.

The increase in revenue from collaborative arrangements of approximately $85.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily related to an approximately $32.4 million increase in revenue recognized related to non-contingent payments outlined in the Amended AstraZeneca Agreement; an approximately $29.7 million negative adjustment during the three months ended September 30, 2018 related to a change in estimate of gross-to-net sales reserves and allowances, primarily associated with governmental and contractual rebates; an approximately $11.5 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand; an approximately $10.0 million from an up-front payment received in connection with the Amended Astellas Agreement; and an approximately $1.6 million increase in co-promotion and royalty revenue.

Product Revenue, net. The decrease in net product revenue of approximately $1.2 million and approximately $3.0 million for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively, was due to our termination of the license agreement with AstraZeneca for the development, manufacture, and commercialization of products in the U.S. containing lesinurad as an active ingredient, or the Lesinurad License, in January 2019. As a result of this termination, we are no longer commercializing the Lesinurad Products.

Sale of Active Pharmaceutical Ingredient. The decrease in sale of API of approximately $9.6 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily due to decreased shipments of linaclotide API to Astellas in Japan during the three months ended September 30, 2019 pursuant to the Amended Astellas License Agreement. The increase in sale of API of $3.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, was primarily due to increased shipments of linaclotide API to Astellas in Japan during the nine months ended September 30, 2019.

Cost and Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	$506	$4,616	$(4,110)	(89)%	$12,862	$11,288	$1,574	14%
Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments	(3,530)	(1,589)	(1,941)	122%	(3,530)	247	(3,777)	(1,529)%
Research and development	27,551	29,158	(1,607)	(6)%	88,507	72,821	15,686	22%
Selling, general and administrative	40,919	50,536	(9,617)	(19)%	133,260	169,252	(35,992)	(21)%
Amortization of acquired intangible assets	—	1,159	(1,159)	(100)%	—	8,111	(8,111)	(100)%
Gain on fair value remeasurement of contingent consideration	—	(33,519)	33,519	(100)%	—	(31,045)	31,045	(100)%
Gain on lease modification	—	—	—	—%	(3,169)	—	(3,169)	100%
Restructuring expenses	(166)	10,102	(10,268)	(102)%	3,652	14,010	(10,358)	(74)%
Impairment of intangible assets	—	151,794	(151,794)	100%	—	151,794	(151,794)	100%
Total cost and expenses	$65,280	$212,257	$(146,977)	(69)%	$231,582	$396,478	$(164,896)	(42)%

Cost of Revenue, excluding amortization of acquired intangible assets. The decrease of approximately $4.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily related to a decrease in linaclotide API sales to Astellas in Japan pursuant to the Amended Astellas License Agreement, partially offset by approximately $0.5 million in costs associated with the shipment of finished goods to AstraZeneca during the three months ended September 30, 2019. The increase of approximately $1.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily related to an increase in shipments of API to Astellas and the shipment of finished goods to AstraZeneca during the nine months ended September 30, 2019.

Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments. The decrease in write-down of commercial supply and inventory to net realizable value and loss on non-cancellable purchase commitments of approximately $1.9 million and approximately $3.8 million for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively, was primarily due to the settlement of certain commercial supply purchase commitments that occurred during the three months ended September 30, 2019. In connection with the Amended AstraZeneca Collaboration certain of our previously written-down linaclotide excess purchase commitments were assumed by AstraZeneca and therefore resulted in a settlement. During the nine months ended September 30, 2018, we recorded write-downs of lesinurad inventory and purchase commitments.

Research and Development Expense. The decrease in research and development expense of approximately $1.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily related to a decrease of approximately $4.1 million in compensation, benefits, and other employee-related expenses; a decrease of approximately $1.5 million in research costs related to our early research and development efforts; and a decrease of approximately $1.3 million in operating expenses, including facilities. These decreases were partially offset by an increase of approximately $4.4 million related to linaclotide development; and an increase of approximately $1.2 million in professional services fees.

The increase in research and development expense of approximately $15.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily related to an increase of approximately $22.9 million in external development costs related to IW-3718; an increase of approximately $8.1 million related to linaclotide development; and an increase of approximately $0.7 million in professional services fees. These increases were partially offset by a decrease of approximately $11.0 million in compensation, benefits and other employee-related expenses; a decrease of approximately $3.0 million in operating expenses, including facilities; a decrease of approximately $1.1 million related to lesinurad development due to the termination of the Lesinurad License; and a decrease of approximately $0.9 million in research costs related to our early research and development efforts.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of the Separation which was completed on April 1, 2019 and the termination of the Lesinurad License in January 2019. The approximately $9.6 million decrease in selling, general and administrative expense included an approximately $10.1 million decrease in non-Separation costs and an approximately $0.5 million increase in costs associated with the Separation. The approximately $10.1 million decrease in non-Separation costs includes an approximately $8.3 million decrease in compensation, benefits, and employee-related expenses as a result of a decrease in headcount related to the Lesinurad License termination; an approximately $3.3 million decrease in sales and marketing programs; an approximately $1.1 million decrease in operating expenses, including facilities; and an approximately $0.8 million decrease in legal expenses. These decreases were partially offset by an approximately $3.4 million increase in professional services fees. The approximately $0.5 million increase in costs associated with the Separation includes an approximately $5.5 million increase in other operating costs, including facilities, primarily due to asset disposals related to the change in headquarters location. This increase was offset by an approximately $3.7 million decrease in professional services fees, an approximately $0.9 million decrease in compensation, benefits and other employee-related expenses, and an approximately $0.4 million decrease in legal expenses.

Selling, general and administrative expenses decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of the Separation which was completed on April 1, 2019 and the termination of the Lesinurad License in January 2019. The decrease of approximately $36.0 million was primarily due to decreases in non-Separation costs of approximately $55.9 million offset by an approximately $19.9 million increase in costs associated with the Separation. The approximately $55.9 million decrease in non-Separation costs primarily includes an approximately $23.4 million decrease in other compensation, benefits and employee-related expenses as a result of a decrease in headcount; an approximately $17.5 million decrease in sales and marketing programs; an approximately $8.2 million decrease in other operating costs, including facilities; and an approximately $7.1 million decrease in professional services fees. The approximately $19.9 million increase in costs associated with the Separation includes an approximately $11.0 million increase in operating expenses, including facilities, primarily due to asset disposals related to the change in headquarters location; an approximately $5.1 million increase in compensation, benefits and other employee-related expenses; and an approximately $3.8 million increase in Separation-related legal expenses, consulting and investment banking costs.

Amortization of Acquired Intangible Assets. The decrease in amortization of acquired intangible assets expense of approximately $1.2 million and $8.1 million for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively, was due to the impairment of the Lesinurad Products intangible assets as a result of revised cash flow assumptions and the termination of the Lesinurad License.

Gain on Fair Value Remeasurement of Contingent Consideration. The increase in the gain on fair value of the contingent consideration obligation of approximately $33.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and approximately $31.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, was due to the termination of the Lesinurad License.

Gain on Lease Modification. The increase in the gain on lease modification of approximately $3.2 million for the three and nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to the modification of the Binney Street Lease in connection with the Separation.

Restructuring Expenses. The decrease in restructuring expenses of approximately $10.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and $10.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to costs associated with the workforce reductions that occurred in January 2018, June 2018, and August 2018, which exceeded the costs incurred in the February 2019 workforce reduction.

Impairment of Intangible Assets. The decrease in the impairment of intangible assets of approximately $151.8 million for each of the three and nine months ended September 30, 2019 compared to each of the three and nine months ended September 30, 2018 was due to the full asset impairment of the intangible assets related to the Lesinurad Products as a result of revised net cash flow assumptions and the exit of the Lesinurad License.

Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(10,457)	$(9,482)	$(975)	10%	$(29,479)	$(28,138)	$(1,341)	5%
Interest and investment income	893	741	152	21%	2,297	2,154	143	7%
(Loss) gain on derivatives	(4,766)	3,489	(8,255)	(237)%	(1,494)	3,996	(5,490)	(137)%
Loss on extinguishment of debt	(30,977)	—	(30,977)	(100)%	(30,977)	—	(30,977)	(100)%
Other income	68	—	68	100%	208	—	208	100%
Total other expense, net	$(45,239)	$(5,252)	$(39,987)	761%	$(59,445)	$(21,988)	$(37,457)	170%

Interest Expense. Interest expense increased by approximately $1.0 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, mainly due to an increase of approximately $2.5 million in interest expense associated with the 2024 Convertible Notes and the 2026 Convertible Notes, partially offset by a decrease of approximately $0.9 million in interest expense associated with the 2026 Notes and a decrease of approximately $0.7 million in interest expense associated with the 2022 Convertible Notes. Interest expense increased by approximately $1.3 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, mainly due to an increase of approximately $2.5 million in interest expense associated with the 2024 Convertible Notes and the 2026 Convertible Notes, partially offset by a decrease of $1.3 million in interest expense associated with the 2026 Notes.

Interest and Investment Income. Interest and investment income increased by approximately $0.2 million and an insignificant amount during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, mainly due to higher cash and cash equivalent balances as a result of proceeds from the 2024 Convertible Note and 2026 Convertible Note issuances.

Loss (gain) on Derivatives. For the three months ended September 30, 2019, we recorded a loss on derivatives of approximately $4.8 million resulting from an approximately $49.4 million decrease in the fair value of the Convertible Note Hedges and an approximately $41.4 million decrease in the fair value of the Note Hedge Warrants, partially offset by an approximately $3.2 million cash settlement received upon the partial termination of the Convertible Note Hedges and the Note Hedge Warrants associated with the partial repurchase of the 2022 Convertible Notes. For the three months ended September 30, 2018, we recorded a gain on derivatives of approximately $3.5 million resulting from an approximately $16.7 million increase in the fair value of the Convertible Note Hedges and an approximately $20.2 million increase in the fair value of the Note Hedge Warrants.

For the nine months ended September 30, 2019, we recorded a loss on derivatives of approximately $1.5 million resulting from an approximately $29.7 million decrease in the fair value of the Convertible Note Hedges and an approximately $25.0 million decrease in the fair value of the Note Hedge Warrants, offset by an approximately $3.2 million cash settlement received upon the partial termination of the Convertible Note Hedges and the Note Hedge Warrants associated with the partial repurchase of the 2022 Convertible Notes. For the nine months ended September 30, 2018, we recorded a gain on derivatives of approximately $4.0 million resulting from an approximately $34.6 million increase in the fair value of the Convertible Note Hedges and an approximately $30.6 million increase in the fair value of the Note Hedge Warrants.

Loss on Extinguishment of Debt. The loss on extinguishment of debt was approximately $31.0 million during each of the three and nine months ended September 30, 2019 due to the write-off of unamortized debt issuance costs and debt discount related to the partial repurchase of the 2022 Convertible Notes in August 2019 and write-off of the remaining unamortized debt issuance costs and debt discount on the 2026 Notes as part of the redemption of all of the outstanding principal amount of the 2026 Notes in September 2019.

Other Income. Other income increased by an insignificant amount and approximately $0.2 million during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively, due to income related to a transition service agreement with Cyclerion.

Net Loss from Discontinued Operations

Net loss from discontinued operations was approximately $22.5 million for the three months ended September 30, 2018. There was no net loss from discontinued operations for the three months ended September 30, 2019 as the Separation was completed on April 1, 2019. Net loss from discontinued operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 decreased by approximately $26.9 million primarily related to a decrease in research and development expense related to our sGC business. For additional information on discontinued operations, see Note 2, Cyclerion Separation, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

At September 30, 2019, we had approximately $139.2 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds and repurchase agreements. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to achieve liquidity and capital preservation objectives.

During the nine months ended September 30, 2019, our balances of cash and cash equivalents decreased by approximately $33.0 million. This decrease is primarily due to approximately $16.9 million of cash used to operate our business, of which approximately $28.2 million related to cash used in continuing operations and approximately $11.4 million related to cash provided by discontinued operations. The decrease in cash used to operate our business includes payments related to, among other things, research and development, and selling, general and administrative expenses, including payroll and compensation expense, and activities supporting the Separation that occurred on April 1, 2019. In addition, we made payments of approximately $227.3 million to repurchase $215.0 million aggregate principal amount of the 2022 Convertible Notes, principal, interest, and prepayment premium payments totaling $156.4 million to fully redeem the approximately $116.5 million outstanding principal balance of the 2026 Notes. We also purchased Capped Calls for approximately $25.2 million. Additionally, we invested approximately $4.5 million in capital expenditures. These cash outflows were partially offset by approximately $391.0 million in net proceeds from the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, after deducting fees and expenses, approximately $7.1 million in proceeds from the exercise of stock options, and approximately $3.2 million in proceeds from the partial termination of the Convertible Notes Hedges and Note Hedge Warrants.

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

Sources of Liquidity

We have incurred losses since our inception in 1998 and, as of September 30, 2019, we had an accumulated deficit of approximately $1.6 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our Class A common stock, including approximately $203.2 million of net proceeds from our initial public offering, or IPO, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including upfront and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $324.0 million of net proceeds from the private placement of our 2022 Convertible Notes in June 2015, of which $215.0 million of principal was repurchased, approximately $11.2 million of net proceeds from the private placement of our 2026 Notes in January 2017 of which, no principal remains outstanding, and approximately $391.0 million of net proceeds from the private placement of our 2024 Convertible Notes and 2026 Convertible Notes in August 2019.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, Allergan, in the fourth quarter of 2012, and we currently derive a significant portion of our revenue from this collaboration. In addition, we are deploying significant resources to advance product opportunities in IBS-C and CIC, abdominal pain associated with IBS and persistent GERD, as well as to fulfill FDA requirements for linaclotide. We have also historically derived revenue from the sale of linaclotide API to Astellas for Japan; beginning on January 1, 2020, however, we will no longer be responsible for the supply of linaclotide API to Astellas. Our goal is to become cash flow positive, driven by increased revenue generated through sales of LINZESS and other commercial activities and financial discipline.

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties from Allergan based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will enable us to achieve or maintain positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S. and other markets, develop and commercialize other products, and invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of September 30, 2019 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying estimates regarding the costs to develop our product candidates and obtain regulatory approvals and the costs to commercialize linaclotide in the U.S. and other markets, and develop and commercialize other products, our expectations regarding revenue from Astellas for Japan and AstraZeneca for China, including Hong Kong and Macau, as well as our goal to become cash flow positive, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

●	the revenue generated by sales of LINZESS, CONSTELLA and any other sources;

●	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS in the U.S. and any other products;

●	the success of our third-party manufacturing activities;

●	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approval development and regulatory requirements;

●	the success of our research and development efforts;

●	the emergence of competing or complementary products;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish, including royalties or other payments due or payable under such agreements; and

●	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of integrating any such assets into our business operations.

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

Contractual Commitments and Obligations

Notes Payable

In June 2015, we issued approximately $335.7 million in aggregate principal amount of the 2022 Convertible Notes. The 2022 Convertible Notes are governed by an indenture between us and U.S. Bank National Association, as the trustee, or the 2022 Indenture. The 2022 Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.25% per year, payable on June 15 and December 15 of each year, which began on December 15, 2015. The 2022 Convertible Notes will mature on June 15, 2022, unless earlier converted or repurchased. In August 2019, we repurchased $215.0 million aggregate principal amount of the 2022 Convertible Notes, and we partially terminated the proportionate portion of the Convertible Note Hedges and Note Hedge Warrants we entered into in connection with the issuance of the 2022 Convertible Notes. In connection with the partial termination, we have marked the remaining Convertible Note Hedges and Note Hedge Warrants to fair value at the reporting date using the Black-Scholes option-pricing model, with changes in fair value recorded as (loss) gain on derivatives in our condensed consolidated statement of operations. During the three and nine months ended September 30, 2019, the Company recorded a loss of approximately $4.8 million and approximately $1.5 million on derivatives, respectively, as a result of the partial termination of the Convertible Note Hedges and Note Hedge Warrants and the change in fair value of the remaining Convertible Note Hedges and Note Hedge Warrants during the three months ended September 30, 2019.

In August 2019, we issued $200.0 million in aggregate principal amount of the 2024 Convertible Notes and $200.0 million in aggregate principal amount of the 2026 Convertible Notes. The 2024 Convertible Notes and 2026 Convertible Notes are governed by separate indentures, each dated as of August 12, 2019, each an Indenture and collectively the Indentures, between us and U.S. Bank National Association, as trustee. The 2024 Convertible Notes and the 2026 Convertible Notes are senior unsecured obligations. The 2024 Convertible Notes will bear cash interest at the annual rate of 0.75% and the 2026 Convertible Notes will bear cash interest at the annual rate of 1.50%, each payable on June 15 and December 15 of each year, beginning on December 15, 2019. The 2024 Convertible Notes will mature on June 15, 2024 and the 2026 Convertible Notes will mature on June 15, 2026, unless earlier converted or repurchased. To minimize the impact of potential dilution to our Class A common stockholders upon conversion of the 2024 Convertible Notes and the 2026 Convertible Notes, we entered into separate Capped Calls in connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes. We paid the counterparties approximately $25.2 million to enter into the Capped Calls.

The following table summarizes our obligations under our Convertible Senior Notes as of September 30, 2019:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
2022 Convertible Notes (including interest)	128,845	2,715	126,130	—	—
2024 Convertible Notes (including interest)	207,263	1,263	3,000	203,000	—
2026 Convertible Notes (including interest)	220,525	2,525	6,000	6,000	206,000

The Convertible Senior Notes, Convertible Note Hedges, Note Hedge Warrants, and the Capped Calls are more fully described in Note 9, Notes Payable, in the accompanying notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In September 2016, we closed a direct private placement, pursuant to which we subsequently issued $150.0 million in aggregate principal amount of 2026 Notes on January 5, 2017. In September 2019, we redeemed all of the outstanding principal of approximately $116.5 million of the 2026 Notes and recognized a loss on extinguishment of debt of approximately $7.6 million due to the prepayment premium and write-off of the remaining unamortized debt issuance costs and debt discount. This transaction is more fully described in Note 9, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

The disclosure of our contractual obligations and commitments was reported in our 2018 Annual Report on Form 10-K. Except for commitments related to our prior and current headquarters leases and debt transactions, there have not been any material changes from the contractual commitments and obligations previously disclosed in our 2018 Annual Report on Form 10-K. Refer to Note 8, Leases and Note 9, Notes Payable to these condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details on revised commitments.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2, Summary of Significant Accounting Policies, in our 2018 Annual Report on Form 10-K and Note 1, Nature of Business, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and nine months ended September 30, 2019 that had a material effect on our condensed consolidated financial statements included in this report.

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

Our Convertible Senior Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

Equity Price Risk

2022 Convertible Notes

Our 2022 Convertible Notes include conversion and settlement provisions that are based on the price of our Class A common stock at conversion or at maturity of the 2022 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our Class A common stock. The fair value of our 2022 Convertible Notes is dependent on the price and volatility of our Class A common stock and will generally increase or decrease as the market price of our Class A common stock changes.

The 2022 Convertible Notes are convertible into Class A common stock at an adjusted conversion rate of 68.9172 shares of Class A common stock (subject to adjustment as provided for in the 2022 Indenture) per $1,000 principal amount of the 2022 Convertible Notes, which is equal to a conversion price of approximately $14.51 per share. The 2022 Convertible Notes will mature on June 15, 2022 unless earlier converted or repurchased. We will settle conversions of the 2022 Convertible Notes through payment or delivery, as the case may be, of cash, shares of our Class A common stock or a combination of cash and shares of Class A common stock, at our option (subject to, and in accordance with, the settlement provisions of the 2022 Indenture). The 2022 Convertible Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of September 30, 2019, the fair value of the 2022 Convertible Notes was estimated by us to be approximately $120.0 million, which decreased during the three months ended September 30, 2019 due to the repurchase of $215.0 million aggregate principal amount of the 2022 Convertible Notes. The 2022 Convertible Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 9, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Convertible Note Hedge and Note Hedge Warrant Transactions with Respect to 2022 Convertible Notes

To minimize the impact of potential dilution to our common stock upon conversion of the 2022 Convertible Notes, we entered into Convertible Note Hedges to acquire, subject to customary adjustments, 23,135,435 shares of our Class A common stock at a strike price of $14.51 per share, as adjusted. Concurrently with entering into the Convertible

Note Hedges, we entered into warrant transactions whereby we sold Note Hedge Warrants to acquire, subject to customary adjustments, 23,135,435 shares of our Class A common stock at a strike price of $18.82 per share, as adjusted. In August 2019, in connection with the repurchase of a portion of the 2022 Convertible Notes, we partially terminated the respective portion of the Convertible Note Hedges and Note Hedge Warrants. In connection with the partial termination, we have marked the remaining Convertible Note Hedges and Note Hedge Warrants to fair value at the reporting date using the Black-Scholes option-pricing model, with changes in fair value recorded as (loss) gain on derivatives in our condensed consolidated statement of operations. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 9, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

2024 Convertible Notes and 2026 Convertible Notes

Our 2024 Convertible Notes and 2026 Convertible Notes include conversion and settlement provisions that are based on the price of our Class A common stock at conversion or at maturity of the 2024 Convertible Notes and 2026 Convertible Notes. The amount of cash we may be required to pay is determined by the price of our Class A common stock. The fair value of our 2024 Convertible Notes and 2026 Convertible Notes is dependent on the price and volatility of our Class A common stock and will generally increase or decrease as the market price of our Class A common stock changes.

The initial conversion rate for each of the 2024 Convertible Notes and 2026 Convertible Notes is 74.6687 shares of Class A common stock (subject to adjustment as provided for in the applicable Indenture) per $1,000 principal amount of the 2024 Convertible Notes and 2026 Convertible Notes, which is equal to an initial conversion price of approximately $13.39 per share. The 2024 Convertible Notes will mature on June 15, 2024 and the 2026 Convertible Notes will mature on June 15, 2026, unless earlier converted or repurchased. We will settle conversions of the 2024 Convertible Notes and 2026 Convertible Notes through payment or delivery, as the case may be, of cash, shares of our Class A common stock or a combination of cash and shares of Class A common stock, at our option (subject to, and in accordance with, the settlement provisions of the applicable Indenture). The 2024 Convertible Notes will bear cash interest at the annual rate of 0.75% and the 2026 Convertible Notes will bear cash interest at the annual rate of 1.50%, each payable on June 15 and December 15 of each year, beginning on December 15, 2019. As of September 30, 2019, the fair value of the 2024 Convertible Notes and 2026 Convertible Notes was estimated by us to be approximately $185.9 million and approximately $183.6 million, respectively. The 2024 Convertible Notes and 2026 Convertible Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 9, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

In August 2019, in connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, we entered into the Capped Calls with certain financial institutions. Subject to customary anti-dilution and certain other adjustments, the Capped Calls cover the same number of shares of Class A common stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ deficit on our condensed consolidated balance sheet and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Capped Calls are more fully described in Note 9, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk

We have no significant operations outside the U.S. and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2019 and 2018 had a significant impact on our results of operations.

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

The trial for the action involving Teva and Sandoz was originally scheduled to begin in June 2019. However, the trial was postponed as a result of the unavailability of one of the expert witnesses for Teva and Sandoz to testify in person at the trial due to a serious health issue. In July 2019, we, Allergan, Teva and Sandoz filed a proposed stipulation with the Delaware District Court and, in August 2019, the court entered an order approving the stipulation. The stipulation and order provide for the trial to be rescheduled to begin on January 7, 2020. In an effort to preserve the status quo, the stipulation and order prohibit Teva and Sandoz from commercially selling or importing into the U.S. any proposed generic version of LINZESS until the earlier of (i) the date the court issues its trial decision in the lawsuit, and (ii) September 20, 2020.

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

We rely entirely on contract manufacturers, our partners and other third parties to manufacture and distribute linaclotide. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties, or are otherwise unable to manufacture and distribute sufficient quantities to meet demand, our development and commercialization efforts may be materially harmed.

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture active pharmaceutical ingredient, or API, and final drug product. We rely on our partners to store and distribute linaclotide to third party purchasers. We and certain of our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API used to support all of our partnered territories. Each of Allergan and Astellas is responsible for linaclotide drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. Under the terms of the amendment and restatement of our license with Astellas in August 2019, following a transition period, Astellas will also be responsible for its own supply of linaclotide API for sale in Japan. Under the terms of the amendment and restatement of our collaboration agreement with AstraZeneca in September 2019, AstraZeneca will continue to be accountable for finished goods manufacturing for Hong Kong and Macau and, following a transition period, will assume full responsibility for linaclotide API, drug product and finished goods for China and for drug product manufacturing for Hong Kong and Macau. During this transition period, we will continue to be responsible for linaclotide API and drug product in China, Hong Kong and Macau and finished goods in China. Should we or any of our partners experience setbacks or challenges in our manufacturing efforts, our development and commercialization efforts may be materially harmed.

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

The transition of lesinurad to AstraZeneca could require additional financial and managerial resources, and we may not be successful.

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

Further, the success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners develop and commercialize linaclotide in the U.S. and the other countries where it is approved, and develop, launch and commercialize linaclotide in other parts of the world, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships. For example, in June 2019, Allergan and AbbVie, Inc., or AbbVie, entered into a definitive agreement providing for the combination of the two companies. If the transaction is completed, or if any of our linaclotide partners otherwise undergo a change of control or in management, we would need to reestablish many relationships and confirm continued alignment on our development and commercialization strategy for linaclotide. Further, in connection with any change of control or in management, there is inherent uncertainty and disruption in operations, which could result in distraction, inefficiencies, and misalignment of priorities. As a result, in the event of a change of control or in management at one of our linaclotide partners, we cannot be sure that we will be able to successfully execute on our development and commercialization strategy for linaclotide in an effective and efficient manner and without disruption or reduced performance. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner’s portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

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

In order to optimize the commercial potential of LINZESS, we and Allergan must execute upon this commercialization plan effectively and efficiently. In addition, we and Allergan must continually assess and modify our commercialization plan in a coordinated and integrated fashion in order to adapt to the promotional response. Further, we and Allergan must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around IBS-C, CIC and the potential for LINZESS as an appropriate therapy. In addition, we and Allergan must provide our sales forces with the highest quality support, guidance and oversight in order for them to continue to effectively promote LINZESS to gastroenterologists and primary care physicians. Should the merger of Allergan and AbbVie be consummated, we and AbbVie must work together to ensure an orderly transition of this work plan and to continue these commercialization efforts. If we and Allergan (or AbbVie, should the merger be consummated) fail to perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm. Our efforts to further target and engage adult patients with IBS-C or CIC may not effectively increase appropriate patient awareness or patient/physician dialogue, and may not increase the revenues that we generate from LINZESS.

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

Because we work with partners to develop, manufacture and commercialize our products, we are dependent upon third parties, and our and our partners’ relationships with those third parties, in our and our partners’ efforts to obtain regulatory approval for, and to commercialize, our products, as well as to comply with regulatory and other obligations with respect to such products.

Allergan played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and Allergan holds the new drug application, or NDA, for LINZESS. In addition, we are commercializing LINZESS in the U.S. with Allergan. Allergan is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan and China (including Hong Kong and Macau). Allergan is commercializing LINZESS in Mexico and CONSTELLA in Canada, as well as commercializing CONSTELLA in certain countries in Europe. Astellas and AstraZeneca are responsible for development and commercialization of LINZESS in Japan and China (including Hong Kong and Macau), respectively. Each of Astellas, AstraZeneca and Allergan is responsible for commercializing linaclotide in its respective territory and for reporting adverse event information from its territory to us. Each of Allergan and Astellas is responsible for linaclotide drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. Under the terms of the amendment and restatement of our license with Astellas in August 2019, following a transition period, Astellas will also be responsible for its own supply of linaclotide API for sale in Japan. Under the terms of the amendment and restatement of our collaboration agreement with AstraZeneca in September 2019, AstraZeneca will continue to be accountable for finished goods manufacturing for Hong Kong and Macau and, following a transition period, will assume full responsibility for linaclotide API, drug product and finished goods for China and for linaclotide API and drug product manufacturing for Hong Kong and Macau. During this transition period, we will continue to be responsible for linaclotide API and drug product in China, Hong Kong and Macau and finished goods in China. The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges that arise in those regions. These integrated functions may not be carried out effectively and efficiently if we fail to communicate and coordinate with our linaclotide partners, and vice versa. Our linaclotide partnering strategy imposes obligations, risks and operational requirements on us as the central node in our global network of partners. If we do not effectively communicate with each partner and ensure that the entire network is making integrated and cohesive decisions focused on the global brand for linaclotide, linaclotide will not achieve its maximum commercial potential. Further, we have limited ability to control the amount or timing of resources that our partners devote to linaclotide. If any of our partners fails to devote sufficient time and resources to linaclotide, or if its performance is substandard, it will delay the potential submission or approval of regulatory applications for linaclotide, as well as the manufacturing and commercialization of linaclotide in the particular territory. A material breach by any of our partners of our collaboration or license agreement with such partner, or a significant disagreement between us and a partner, could also delay the regulatory approval and commercialization of linaclotide, potentially lead to costly litigation, and could have a material adverse impact on our financial condition. Moreover, although we have non-compete restrictions in place with each of our linaclotide partners, they may have competitive products or relationships with other commercial entities, some of which may compete with us. If any of our partners competes with us or assists our competitors, it could harm our competitive position.

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

LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a boxed warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and the lack of clinical safety and efficacy data in pediatric patients of any age group. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatric patients, and clinical pediatric programs in IBS-C and functional constipation currently are ongoing. Our ability to expand the indication or label information for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical programs. In addition, we and Allergan have also committed to certain nonclinical and clinical studies aimed at understanding: (a) whether orally administered linaclotide can be detected in breast milk, (b) the potential for antibodies to be developed to linaclotide, and if so, (c) whether antibodies specific for linaclotide could have any therapeutic or safety implications. We expect to complete these studies over the next two to four years.

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

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States.  In addition, we expect that we will be impacted by the California Consumer Privacy Act, or CCPA, that is scheduled to become effective on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask companies to disclose the types of personal information collected, specific pieces of information collected by a company, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, and the categories of third parties with whom a company shares personal information. The CCPA also imposes several obligations on companies to provide notice to California consumers regarding a company’s data processing activities. Additionally, the CCPA gives California consumers the right to ask companies to delete a consumer’s personal information and it places limitations on a company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. The compliance obligations imposed by the GDPR have required us to revise our operations, and we expect that the CCPA will require us to make additional revisions to our operations. In addition, the GDPR and the CCPA impose substantial fines and other regulatory penalties for breaches of data protection requirements, and they confer a private right of action on data subjects (in the case of the GDPR) and consumers (in the case of the CCPA) and their representatives for breaches of certain data protection requirements.

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

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2029. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

The Food and Drug Administration Amendments Act of 2007 also provides the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA. We and Allergan have established a nonclinical and clinical post-marketing plan with the FDA to understand the safety and efficacy of LINZESS in pediatrics. The FDA’s exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of our products, and could result in potential restrictions on the sale and/or distribution of our products, even in such products’ approved indications and patient populations.

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

In pursuing our growth strategy, we will incur a variety of costs and may devote resources to potential opportunities that are never completed or for which we never receive the benefit. Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.

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

We have ongoing or planned nonclinical and clinical trials for linaclotide and our product candidates, including MD-7246, a delayed release form of linaclotide that is being developed as an oral, intestinal, non-opioid pain relieving agent for patients suffering from abdominal pain associated with certain GI diseases, the potential treatment of IBS-D, and IW-3718, a gastric retentive formulation of a bile acid sequestrant for the potential treatment of persistent gastroesophageal reflux disease, and the strength of our company’s pipeline will depend in large part on the outcomes of these studies. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical or clinical trials. The findings from our completed nonclinical studies may not be replicated in later clinical trials, and our clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval. Results from our clinical trials and findings from our nonclinical studies could lead to abrupt changes in our development activities, including the possible limitation or cessation of development activities associated with a particular product candidate or program. Furthermore, our analysis of data obtained from nonclinical and clinical activities is subject to confirmation and interpretation by the FDA and other applicable regulatory authorities, which could delay, limit or prevent regulatory approval. Satisfaction of FDA or other applicable regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays.

In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional products or product candidates on terms that we find acceptable, or at all.

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

If the distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, in general, for U.S. federal income tax purposes, we would recognize taxable gain with respect to Cyclerion’s distributed common stock and our stockholders who received shares of Cyclerion common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

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

Completion of the Separation resulted in substantial changes in our board of directors and management. In particular, our former chief executive officer and director, Peter M. Hecht, resigned from each of those positions. In addition, William Huyett, our former chief operating officer, and Mark Currie, our former senior vice president, chief scientific officer and president of research and development, resigned from those positions to join management positions with Cyclerion. Furthermore, Marsha Fanucci, Terrance McGuire, Amy Schulman and Douglas Williams resigned as members of our board of directors upon the completion of the Separation. These senior officer and board level changes could be disruptive to our operations, present significant management challenges and could harm our business.

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

Clinical trials may also be delayed or discontinued as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, an institutional review board overseeing the clinical trial at a clinical trial site (with respect to that site), the FDA, or other regulatory authorities due to a number of factors, including:

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

We moved our headquarters and may face disruption and additional costs.

In October 2019, we relocated our corporate headquarters to 100 Summer Street, Boston, Massachusetts. In connection with this relocation, we could experience unexpected costs or business disruption and diversion of management attention, which could disrupt our business operations and result in additional costs to us.

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

We have several issued patents and pending applications in the U.S. related to LINZESS (linaclotide), including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) expiring in 2026. Additional U.S. patents and pending applications related to LINZESS include multiple patents relating to our commercial, room temperature stable formulation of linaclotide and methods of using this formulation, the latest of which expire in the early 2030s, as well as other patents and pending patent applications covering processes for making LINZESS, formulations and dosing regimens thereof, and molecules related to LINZESS. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the U.S. Patent and Trademark Office, or the USPTO, in the future. We believe in the strength of our LINZESS patent portfolio and that we have sufficient freedom to operate; however, if any of our present or future patents is invalidated, this could have an adverse effect on our business and financial results. In March 2013, an opposition to one of our granted patents covering linaclotide was filed in Europe. In April 2015, the patent was upheld in its entirety by the European Patent Office, affirming the strength of our intellectual property and our belief that the opposition was without merit. The associated appeal was withdrawn by the opponent in January 2019.

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

We may be exposed to, or threatened with, litigation by third parties alleging that LINZESS or our product candidates infringe their intellectual property rights. If LINZESS or one of our product candidates is found to infringe the intellectual property rights of a third party, we or our partners could be enjoined by a court and required to pay damages and could be unable to develop or commercialize LINZESS or the applicable product candidate unless we obtain a license to the intellectual property rights. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the counter-party could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, pending a trial on the merits, which may not occur for several years.

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

We have received notices of Paragraph IV certifications related to LINZESS in conjunction with ANDAs filed by generic drug manufacturers, and we may receive additional notices from others in the future. We have, and may continue to, become involved in legal proceedings to protect or enforce intellectual property rights relating to our products and our product candidates, which could be expensive and time consuming, and unfavorable outcomes in such proceedings could have a material adverse effect on our business.

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

After evaluation, we have in the past filed, and may, in the future, file patent infringement lawsuits or take other action against companies making ANDA filings. If a patent infringement suit has been filed within 45 days of receipt of a notice letter, the FDA is not permitted to approve any ANDA that is the subject of such lawsuit for 30 months from the date of the NDA holder’s and patent owner’s receipt of the ANDA filer’s notice letter, or until a court decides that the relevant patents are invalid, unenforceable and/or not infringed. In the case of suits filed before expiration of the new chemical entity, or NCE, exclusivity period for a particular drug, the 30-month stay would be calculated from the end of the applicable NCE exclusivity period. In addition to shortening the 30-month stay based on a decision that the relevant patents are invalid, unenforceable and/or not infringed, a court can also shorten or lengthen the 30-month stay under certain limited circumstances. The NCE exclusivity period for LINZESS expired on August 30, 2017, and the defendants in the current patent infringement lawsuits filed by us are prohibited from commercially selling or importing into the U.S. any proposed generic version of LINZESS until the earlier of (i) the date the court issues its trial decision in the lawsuit, and (ii) September 20, 2020.We have filed patent infringement lawsuits against the companies, including Teva and Sandoz, making such ANDA filings, and we have entered into settlement agreements with three other such companies. For additional information relating to such lawsuits and settlements, see Item 1, Legal Proceedings, elsewhere in this Quarterly Report on Form 10-Q. Additionally, the validity of the patents relating to our products and our product candidates may be challenged by third parties pursuant to administrative procedures introduced by the America Invents Act, specifically inter partes review, or IPR, and/or post grant review, or PGR, before the USPTO. Generic drug manufacturers may challenge our patents through IPRs or PGRs instead of or in addition to ANDA legal proceedings.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing our products, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, and debt issuances, including our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes, our January 2017 issuance of our 8.375% Notes due 2026, and our August 2019 issuance of our 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and our 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes, and together with the 2022 Convertible Notes and the 2024 Convertible Notes, the Outstanding Convertible Notes. We have incurred losses in each year since our inception in 1998. We currently derive a significant portion of our revenue from our LINZESS collaboration with Allergan for the U.S. We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Although we had net income of approximately $20.6 million in the three months ended September 30, 2019, we incurred net losses of approximately $26.4 million and approximately $266.9 million in the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $1.6 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and positive cash flow would have an adverse effect on stockholders’ equity and working capital.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our product development programs or commercialization efforts.

We have previously raised funds to finance our operations through capital raising activities, including the sale of shares of our common stock in public offerings and convertible and other debt issuances. However, marketing and selling primary care drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the level of underlying demand for our products by prescribers and patients in the countries in which they are approved;

●	the costs associated with commercializing our products in the U.S.;

●	the costs of establishing, maintaining and/or expanding sales, marketing, distribution, and market access capabilities for our products;

●	the regulatory approval of linaclotide outside of the U.S. and the other countries where it is approved and the timing of commercial launches in those countries, and the regulatory approval of linaclotide within new indications, populations and formulations, as well as the associated development and commercial milestones and royalties;

●	the rate of progress, the cost of our clinical trials and the other costs associated with our linaclotide product development programs, including our post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within IBS-C and CIC, as well as to study linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;

●	the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies or assets;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements;

●	the timing of any regulatory approvals of our product candidates;

●	whether the holders of our Outstanding Convertible Notes hold the notes to maturity without conversion into our common stock and whether we are required to repurchase any of our Outstanding Convertible Notes prior to maturity upon a fundamental change, as defined in each of the indentures governing the Outstanding Convertible Notes;

●	whether we seek to redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise; and

●	any difficulties implementing the Separation.

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

In June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Convertible Notes bearing an annual interest rate of 2.25%. In August 2019, we issued $200.0 million aggregate principal amount of our 2024 Convertible Notes bearing an annual interest rate of 0.75% and $200.0 million aggregate principal amount of our 2026 Convertible Notes bearing an annual interest rate of 1.50%, and we used a portion of the proceeds from this offering to repurchase $215.0 million aggregate principal amount of the 2022 Convertible Notes. Semi-annual payments on our 2022 Convertible Notes commenced on December 15, 2015 and semi-annual payments on each of our 2024 Convertible Notes and 2026 Convertible Notes are scheduled to begin on December 15, 2019. We expect that for the next few years, at a minimum, the net quarterly payments from Allergan will be a significant source of cash flow from operations. If the cash flows derived from the net quarterly payments that we receive from Allergan under the collaboration agreement for North America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether Allergan will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Allergan under the collaboration agreement for North America. Accordingly, since we cannot guarantee that our company will sustain net income or attain or sustain positive cash flow, we cannot provide assurances that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Allergan, (ii) there will be a net quarterly payment from Allergan at all or (iii) we will not also be required to make a true-up payment to Allergan under the collaboration agreement for North America, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of September 30, 2019, we had total indebtedness of approximately $520.7 million and available cash and cash equivalents of approximately $139.2 million. We chose to issue our Outstanding Convertible Notes based on the additional strategic optionality that they create for us, and the limited restrictions that these debt securities place on our ability to run our business compared to other potential available financing transactions. However, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences on our business, including:

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

If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal when due on our outstanding indebtedness or, in the case of our Outstanding Convertible Notes, in connection with a transaction involving us that constitutes a fundamental change under the indentures governing the Outstanding Convertible Notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity dates thereof, sell assets, reduce or delay currently planned activities or curtail operations, seek to raise additional capital or take other actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. This, together with any of the factors described above, could materially and adversely affect our business, financial condition and results of operations.

In addition, while none of the indentures governing our Outstanding Convertible Notes include covenants restricting the operation of our business except in certain limited circumstances, in the event of a default under any of the Outstanding Convertible Notes, the applicable noteholders or the trustee under the indentures governing the Outstanding Convertible Notes may accelerate our payment obligations under the applicable Outstanding Convertible Notes, which could have a material adverse effect on our business, financial condition and results of operations. We are also required to offer to repurchase the Outstanding Convertible Notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of our company (other than an acquisition in which at least 90% of the consideration is common stock listed on The Nasdaq Global or Global Select Market or The New York Stock Exchange), subject to the terms of each of the indenture governing the Outstanding Convertible Notes. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of our company that would otherwise be beneficial to our security holders.

Each of the indentures governing our Outstanding Convertible Notes also includes cross-default features providing that certain failures to pay for outstanding indebtedness, would result in a default under the indentures governing our Outstanding Convertible Notes. In the event of such default, the trustee or noteholders could elect to declare all amounts outstanding to be immediately due and payable under the applicable indenture, which could have a material adverse effect on our business, financial condition and results of operations.

Convertible note hedge and warrant transactions entered into in connection with our 2022 Convertible Notes and capped call transactions entered into in connection with our 2024 Convertible Notes and our 2026 Convertible Notes may affect the value of our common stock.

In connection with the issuance of our 2022 Convertible Notes, we entered into Convertible Note Hedge transactions, or the Convertible Note Hedges, and separate Note Hedge Warrant transactions, or the Note Hedge Warrants, with certain financial institutions, which were partially terminated in connection with the repurchase of $215.0 million aggregate principal amount of the 2022 Convertible Notes in August 2019. Additionally, in connection with the issuance of our 2024 Convertible Notes and our 2026 Convertible Notes, we entered into capped call transactions, or the Capped Calls, with certain financial institutions. These transactions are expected generally to reduce the potential dilution upon any conversion of our 2022 Convertible Notes, our 2024 Convertible Notes or our 2026 Convertible Notes, as applicable, or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Convertible Notes, as the case may be.

In connection with these transactions, the financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2022 Convertible Notes, the 2024 Convertible Notes and the 2026 Convertible Notes, as applicable, by purchasing and selling shares of our common stock or other instruments they may wish to use in connection with such hedging. Any of these activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock noteholders will receive upon conversion of the 2022 Convertible Notes, the 2024 Convertible Notes or the 2026 Convertible Notes, as applicable. In addition, under certain circumstances the counterparties have the right to terminate the Convertible Note Hedges and Capped Calls and settle the Note Hedge Warrants at fair value (as defined in the applicable confirmations), which may result in us not receiving all or any portion of the anticipated benefit of the Convertible Note Hedges and Capped Calls. If the price of our common stock increases such that the hedge transactions settle in our favor, we could also be exposed to credit risk related to the counterparties to the Convertible Note Hedges and Capped Calls, which would limit or eliminate the benefit of such transactions to us.

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

We have incurred significant net losses since our inception. To the extent that we do not generate federal and state taxable income in the future, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income, if any, until the date, if any, on which such unused carryforwards expire. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change.

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

3.2	Certificate of Retirement. Incorporated by reference to Exhibit 3.2 of Ironwood Pharmaceuticals, Inc.’s Amendment No. 1 to Form 8-A, filed on January 3, 2019.
3.3

Certificate of Amendment of Eleventh Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on May 31, 2019.

3.4

Fifth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of Ironwood Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010.

4.1

Indenture, dated as of August 12, 2019, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 0.75% Convertible Senior Note due 2024). Incorporated by reference to Exhibit 4.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

4.2

Indenture, dated as of August 12, 2019, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 1.50% Convertible Senior Note due 2026). Incorporated by reference to Exhibit 4.2 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

4.3	Form of 0.75% Convertible Senior Note due 2024. Incorporated by reference to Exhibit 4.3 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.
4.4	Form of 1.50% Convertible Senior Note due 2026. Incorporated by reference to Exhibit 4.4 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.
10.1+

Amended and Restated License Agreement, dated as of August 1, 2019, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 1, 2019.

10.2+

Amended and Restated License and Collaboration Agreement, dated as of September 16, 2019, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on September 18, 2019.

10.3

Base Call Option Transaction Confirmation for the 2024 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

10.4

Base Call Option Transaction Confirmation for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association. Incorporated by reference to Exhibit 10.2 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

10.5

Base Call Option Transaction Confirmation for the 2024 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC. Incorporated by reference to Exhibit 10.3 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

10.6

Base Call Option Transaction Confirmation, for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC. Incorporated by reference to Exhibit 10.4 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

10.7

Additional Call Option Transaction Confirmation for the 2024 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association. Incorporated by reference to Exhibit 10.5 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

10.8

Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association. Incorporated by reference to Exhibit 10.6 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

10.9

Additional Call Option Transaction Confirmation for the 2024 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC. Incorporated by reference to Exhibit 10.7 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

10.10

Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC. Incorporated by reference to Exhibit 10.8 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

10.11

Call Spread Unwind Agreement, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association. Incorporated by reference to Exhibit 10.9 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

10.12

Call Spread Unwind Agreement, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC. Incorporated by reference to Exhibit 10.10 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on August 13, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF* 104	XBRL Taxonomy Extension Definition Linkbase Document The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*     Filed herewith.

‡     Furnished herewith.

+	Pursuant to 17 C.F.R §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: October 31, 2019	By:	/s/ MARK MALLON
Mark Mallon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 31, 2019	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)