Form 10-Q
period 2020-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2020-05-06
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 159,378,637 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

●	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
●	the timing, investment and associated activities involved in commercializing LINZESS® by us and Allergan plc in the U.S.;

●	the execution of the launches and commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners;

●	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;

●	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;

●	our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale;

●	our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements;

●	the ability of our product candidates to meet existing or future regulatory standards;

●	the safety profile and related adverse events of our products and our product candidates;

●	the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;

●	our and our partners’ ability to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;

●	our and our partners’ ability to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements;

●	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;

●	the in-licensing or acquisition of externally discovered businesses, products or technologies, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions;

●	our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, real estate needs and concentration of voting control, as well as the timing and drivers thereof, and internal control over financial reporting;

●	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions and capped call transactions described herein;

●	inventory levels and write downs, or asset impairments, and the drivers thereof, and inventory purchase commitments;

●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products and product candidates;

●	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;

●	trends and challenges in our potential markets;

●	our ability to attract and motivate key personnel;

●	any benefits or costs of the separation of the Company’s operations into two independent, publicly traded companies, including the tax treatment;

●	the financial and operational impacts of the COVID-19 pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements revenue and marketing efforts, manufacturing and supply chain and clinical development of our pipeline candidates; and

●	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$231,143	$177,023
Accounts receivable, net	17,703	11,279
Related party accounts receivable, net	73,404	105,967
Inventory, net	—	648
Prepaid expenses and other current assets	10,443	10,685
Restricted cash	1,250	1,250
Total current assets	333,943	306,852
Restricted cash, net of current portion	971	971
Accounts receivable, net of current portion	22,795	32,597
Property and equipment, net	12,164	12,429
Operating lease right-of-use assets	17,447	17,743
Convertible note hedges	15,847	31,366
Other assets	838	790
Total assets	$404,005	$402,748
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,781	$3,978
Related party accounts payable, net	1,058	1,509
Accrued research and development costs	2,286	2,956
Accrued expenses and other current liabilities	18,719	30,465
Current portion of operating lease liabilities	1,876	1,146
Deferred revenue	875	875
Total current liabilities	27,595	40,929
Note hedge warrants	12,207	24,260
Convertible senior notes	413,409	407,994
Operating lease obligations, net of current portion	21,646	22,082
Other liabilities	705	734
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 159,368,126 issued and outstanding at March 31, 2020 and 500,000,000 shares authorized and 157,535,962 shares issued and outstanding at December 31, 2019	159	158
Additional paid-in capital	1,497,171	1,478,823
Accumulated deficit	(1,568,887)	(1,572,232)
Total stockholders’ deficit	(71,557)	(93,251)
Total liabilities and stockholders’ deficit	$404,005	$402,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Collaborative arrangements revenue	$74,445	$66,152
Sale of active pharmaceutical ingredient	5,498	2,578
Total revenues	79,943	68,730
Cost and expenses:
Cost of revenues	2,239	1,043
Research and development	28,027	32,198
Selling, general and administrative	36,450	49,095
Restructuring expenses	—	3,328
Total cost and expenses	66,716	85,664
Income (loss) from operations	13,227	(16,934)
Other (expense) income:
Interest expense	(7,220)	(9,592)
Interest and investment income	777	736
(Loss) gain on derivatives	(3,466)	3,944
Other income	27	—
Other expense, net	(9,882)	(4,912)
Net income (loss) from continuing operations	3,345	(21,846)
Net loss from discontinued operations	—	(37,438)
Net income (loss) and comprehensive income (loss)	$3,345	$(59,284)

Net income per share from continuing operations—basic and diluted	$0.02	$(0.14)
Net loss per share from discontinued operations—basic and diluted	$—	$(0.24)
Net income (loss) per share—basic and diluted	$0.02	$(0.38)

Weighted average shares used in computing net income (loss) per share—basic:	158,374	154,956
Weighted average shares used in computing net income (loss) per share—diluted:	159,970	154,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2019	157,535,962	$158	$1,478,823	$(1,572,232)	$(93,251)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,832,164	1	11,984	—	11,985
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,364	—	6,364
Net income	—	—	—	3,345	3,345
Balance at March 31, 2020	159,368,126	$159	$1,497,171	$(1,568,887)	$(71,557)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2018	154,414,691	$154	$1,394,603	$(1,591,128)	$(196,371)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,210,858	2	3,486	—	3,488
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	14,988	—	14,988
Net loss	—	—	—	(59,284)	(59,284)
Balance at March 31, 2019	155,625,549	$156	$1,413,077	$(1,650,412)	$(237,179)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$3,345	$(59,284)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	682	688
Loss on disposal of property and equipment	16	99
Share-based compensation expense	6,364	13,934
Change in fair value of note hedge warrants	(12,053)	5,625
Change in fair value of convertible note hedges	15,519	(9,569)
Non-cash interest expense	5,416	4,609
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	35,941	8,333
Prepaid expenses and other current assets	301	2,482
Inventory, net	—	(152)
Other assets	(51)	52
Accounts payable, related party accounts payable and accrued expenses	(11,768)	(21,824)
Accrued research and development costs	(670)	621
Operating lease right-of-use assets	296	3,466
Operating lease liabilities	294	(2,829)
Other liabilities	(29)	—
Net cash provided by (used in) continuing operating activities	43,603	(53,749)
Net cash provided by discontinued operating activities	—	11,364
Net cash provided by (used in) operating activities	43,603	(42,385)
Cash flows from investing activities:
Purchases of property and equipment	(1,438)	988
Proceeds from sale of property and equipment	—	258
Net cash (used in) provided by continuing investing activities	(1,438)	1,246
Net cash used in discontinued investing activities	—	(4,223)
Net cash used in investing activities	(1,438)	(2,977)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	11,955	3,487
Payments on 2026 Notes	—	(12,252)
Net cash provided by (used in) continuing financing activities	11,955	(8,765)
Net cash used in discontinued financing activities	—	—
Net cash provided by (used in) financing activities	11,955	(8,765)
Net increase (decrease) in cash, cash equivalents and restricted cash	54,120	(54,127)
Cash, cash equivalents and restricted cash, beginning of period	179,244	180,848
Cash, cash equivalents and restricted cash, end of period	$233,364	$126,721

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$231,143	$119,045
Restricted cash	2,221	7,676
Total cash, cash equivalents, and restricted cash	$233,364	$126,721

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

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adults with chronic constipation in Japan. In August 2019, the Company amended and restated its license agreement with Astellas. Beginning in 2020, the Company will no longer be responsible for the supply of linaclotide active pharmaceutical ingredient (“API”) to Astellas (Note 4).

In October 2012, the Company and AstraZeneca AB (together with its affiliates) (“AstraZeneca”) entered into a collaboration agreement to co-develop and co-commercialize linaclotide in China (including Hong Kong and Macau) (the “AstraZeneca License Territory”). In September 2019, the Company amended its existing collaboration agreement with AstraZeneca. As of September 16, 2019, AstraZeneca has the exclusive right to develop, manufacture, and commercialize products containing linaclotide in the AstraZeneca License Territory (Note 4). In November 2019, AstraZeneca began commercializing LINZESS for the treatment of adults with IBS-C in China.

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

The Company and Allergan are advancing MD-7246, a delayed release formulation of linaclotide, as an oral, intestinal, non-opioid, pain-relieving agent for patients with abdominal pain associated with certain GI diseases. In May 2019, the Company and Allergan announced the initiation of a Phase II clinical trial evaluating the safety and efficacy of MD-7246 in adult patients with abdominal pain associated with IBS with diarrhea (“IBS-D”). In March 2020, the Company announced that patient dosing in the IBS-D Phase II clinical trial was complete.

The Company also is developing IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of refractory gastroesophageal reflux disease (“refractory GERD”). In June 2018, the Company initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with refractory GERD.

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

These and other agreements are more fully described in Note 4, Collaboration, License, Co-Promotion and Other Commercial Agreements, to these condensed consolidated financial statements.

On April 1, 2019, Ironwood completed the separation (the “Separation”) of its soluble guanylate cyclase (“sGC”) business, and certain other assets and liabilities, into Cyclerion Therapeutics, Inc. (“Cyclerion”). The Separation was effected by means of a distribution of all of the outstanding shares of common stock, with no par value, of Cyclerion through a dividend of all outstanding shares of Cyclerion’s common stock, to Ironwood’s stockholders of record as of the close of business on March 19, 2019 (Note 2).

In August 2019, the Company issued $200.0 million in aggregate principal amount of 0.75% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”) and $200.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). The Company received net proceeds of approximately $391.0 million from the sale of the 2024 Convertible Notes and the 2026 Convertible Notes, after deducting fees and expenses of approximately $9.0 million. The proceeds from the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes were used in August 2019 to pay the cost of associated capped call transactions (the “Capped Calls”) and to repurchase $215.0 million aggregate principal amount of the existing 2.25% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) and in September 2019 to redeem all of the outstanding principal balance of the 8.375% Notes due 2026 (the “2026 Notes”) (Note 8).

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 13, 2020 (the “2019 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of March 31, 2020, and the results of its operations for the three months ended March 31, 2020 and 2019, its statements of stockholders’ deficit for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

The Company has presented its sGC business as discontinued operations in its condensed consolidated financial statements for all periods presented. The historical financial statements and footnotes have been recast accordingly (Note 2). For periods following the Separation, the Company continues to report financial results under one business segment.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries as of March 31, 2020, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. Cyclerion was a wholly-owned subsidiary until it became an independent, publicly-traded company on April 1, 2019. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the condensed consolidated financial statements include those related to revenue recognition; accounts receivable; inventory valuation and related reserves; useful lives of long-lived assets; impairment of long-lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; valuation procedures for the issuance and repurchase of convertible notes; losses related to discontinued operations; fair value of derivatives; balance sheet classification of convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Reclassifications of Prior Period Financial Statements

Certain prior period financial statement items have been reclassified to conform to current period presentation. The Company has presented its sGC business as discontinued operations in its condensed consolidated financial statements for prior periods presented. The historical financial statements and footnotes have been recast accordingly.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2019 Annual Report on Form 10-K. During the three months ended March 31, 2020, the Company did not adopt any additional significant accounting policies, except as outlined below.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2020 that had a material effect on its condensed consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Date, ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) to provide additional guidance on the adoption of ASU 2016-13. ASU 2019-04 added Topic 326, Financial Instruments—Credit Losses, and made several amendments to the codification, including modifying the accounting for available-for-sale debt securities. ASU 2019-05 provides targeted transition relief by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted these ASUs during the three months ended March 31, 2020. The adoption of these ASUs did not have a material impact on the Company’s financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) (“ASU 2017-04”) to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption was permitted. The Company adopted ASU 2017-04 during the three months ended March 31, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”) which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-13 during the three months ended March 31, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial position, results of operations and financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”) which provides guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2015-18 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. The internal-use software guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. A customer’s accounting for the hosting component of the arrangement is not affected by this guidance. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 using the prospective transition method during the three months ended March 31, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s financial position and results of operations.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The update is intended to improve general purpose financial reporting by considering indirect interests held through related parties in common control arrangements on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in ASU 2018-17 will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-17 during the three months ended March 31, 2020. The adoption of ASU 2018-17 did not have a material impact on the Company’s financial position and results of operations.

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

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

2. Cyclerion Separation

On April 1, 2019, Ironwood completed the Separation of Cyclerion. The Separation was effected by means of a distribution of all of the outstanding shares of common stock, with no par value, of Cyclerion through a dividend of Cyclerion’s common stock, to Ironwood’s stockholders of record as of the close of business on March 19, 2019. Prior to the Separation on April 1, 2019, Cyclerion was a wholly owned subsidiary of the Company. On March 30, 2019, the Company entered into certain agreements with Cyclerion relating to the Separation, including a separation agreement, a tax matters agreement, and an employee matters agreement.

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

In addition, the Company received approximately $1.3 million during the year ended December 31, 2019 associated with tenant improvement reimbursement provisions related to the Cyclerion lease in accordance with the separation agreement.

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

Pursuant to the transition service agreements, the Company was obligated to provide and was entitled to receive certain transition services related to corporate functions, such as finance, procurement, facilities and development. Services provided by the Company to Cyclerion were to continue for an initial term of one to two years from the date of the Separation (as applicable), unless earlier terminated or extended according to the terms of the transition services agreement. Services provided by Cyclerion to the Company continued for a term of one year from the date of the Separation. Services received and performed under each transition services agreement were paid at a mutually agreed upon rate. Amounts received for services provided to Cyclerion were recorded as other income and amounts paid for services provided by Cyclerion were recorded as selling, general and administrative expense and research and development expense, as applicable. The transition services agreements terminated on March 31, 2020. During the three months ended March 31, 2020, the Company recorded an insignificant amount as other income for services provided to Cyclerion. During the three months ended March 31, 2020, the Company recorded an insignificant amount in selling, general and administrative expense for services provided by Cyclerion.

Pursuant to the development agreement, Cyclerion is obligated to provide the Company with certain research and development services with respect to certain of Ironwood’s products and product candidates, including MD-7246 and IW-3718. Such research and development activities are governed by a joint steering committee comprised of representatives from both Cyclerion and Ironwood. Services received are paid at a mutually agreed upon rate. The Company recorded approximately $1.0 million in research and development expenses under the development agreement during the three months ended March 31, 2020.

Discontinued Operations

Upon Separation, the Company determined its sGC business qualified for discontinued operations accounting treatment in accordance with Accounting Standards Codification (“ASC”) 205-20. The following is a summary of expenses of Cyclerion for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended
	March 31,
	2020	2019
Costs and expenses:
Research and development	$—	$21,792
Selling, general and administrative	—	15,646
Net loss from discontinued operations	$—	$37,438

There were no assets and liabilities related to discontinued operations as of March 31, 2020 or December 31, 2019, as all balances were transferred to Cyclerion upon Separation.

3. Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

In June 2015, in connection with the issuance of the 2022 Convertible Notes (Note 8), the Company entered into convertible note hedge transactions, or the Convertible Note Hedges. The Convertible Note Hedges are generally expected to reduce the potential dilution to the Company’s Class A common stockholders upon a conversion of the 2022 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Convertible Notes in the event that the market price per share of the Company’s Class A Common Stock, as measured under the terms of the Convertible Note Hedges, is greater than the conversion price of the 2022 Convertible Notes. The Convertible Note Hedges are not considered for purposes of calculating the number of diluted weighted average shares outstanding, as their effect would be antidilutive.

Concurrently with entering into the Convertible Note Hedges, the Company also sold note hedge warrant, or the Note Hedge Warrants, to the Convertible Note Hedge counterparties to acquire shares of the Company’s Class A Common Stock, subject to customary anti-dilution adjustments (Note 8). The Note Hedge Warrants could have a dilutive effect on the Company’s Class A Common Stock to the extent that the market price per share of the Class A Common Stock exceeds the applicable strike price of such warrants. The Note Hedge Warrants are not considered for purposes of calculating the number of diluted weighted averages shares outstanding, as their effect would be anti-dilutive.

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

As applicable, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, when their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Options to purchase Class A Common Stock	15,647	24,080
Shares subject to repurchase	182	32
Time-vesting restricted stock units	4,945	3,641
Performance-based restricted stock units	543	—
Shares subject to issuance under Employee Stock Purchase Plan	105	125
Note Hedge Warrants	8,318	20,250
2022 Convertible Notes	8,318	20,250
2024 Convertible Notes	14,934	—
2026 Convertible Notes	14,934	—
	67,926	68,378

4. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the three months ended March 31, 2020, the Company had linaclotide collaboration agreements with Allergan for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with Allergan for the Allergan License Territory. The Company also had an agreement with Alnylam to perform disease awareness activities for AHP and sales detailing activities for GIVLAARI. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue and sale of API primarily attributable to transactions from these arrangements (in thousands):

	Three Months Ended
	March 31,
Collaborative Arrangements Revenue	2020	2019
Linaclotide Collaboration Agreements:
Allergan (North America)	$71,692	$64,785
Allergan (Europe and other)	643	420
AstraZeneca (China, including Hong Kong and Macau)	332	—
Astellas (Japan)	479	—
Co-Promotion and Other Agreements:
Alnylam (GIVLAARI)	945	—
Other	354	947
Total collaborative arrangements revenue	$74,445	$66,152
Sale of API
Linaclotide License Agreements:
Astellas (Japan)	$—	$2,575
AstraZeneca (China, including Hong Kong and Macau)	5,498	—
Other	—	3
Total sale of API	$5,498	$2,578

Accounts receivable, net included approximately $40.5 million and approximately $43.9 million related to collaborative arrangements revenue and sale of API, collectively, as of March 31, 2020 and December 31, 2019, respectively. Related party accounts receivable, net included approximately $73.4 million and approximately $110.1 million related to collaborative arrangements revenue, net of approximately $4.6 million and approximately $4.1 million related to related party accounts payable as of March 31, 2020 and December 31, 2019, respectively. As of March 31,

2020, deferred revenue was approximately $0.9 million related to the disease education and promotional agreement with Alnylam.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners.

Linaclotide Agreements

Collaboration Agreement for North America with Allergan

In September 2007, the Company entered into a collaboration agreement with Allergan to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with Allergan all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens’ percent based on net sales in Canada and Mexico. Allergan is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At March 31, 2020, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraints have been lifted.

During the three months ended March 31, 2020 and 2019, the Company incurred approximately $6.6 million and approximately $10.0 million in total research and development expenses under the linaclotide collaboration for North America, respectively. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred approximately $0.8 million and offset approximately $3.2 million in research and development costs during the three months ended March 31, 2020 and 2019, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

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

The Company evaluated its collaboration arrangement for North America with Allergan under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that all development-period performance obligations had been satisfied as of September 2012. However, the Company has determined that there are three remaining commercial-period performance obligations, which include the sales detailing of LINZESS, participation in the joint commercialization committee, and approved additional trials. The consideration remaining includes cost reimbursements in the U.S., as well as commercial sales-based milestones and net profit and loss sharing payments based on net sales in the U.S. Additionally, the Company receives royalties in the mid-teens’ percent based on net sales in Canada and Mexico. Royalties, commercial sales-based milestones, and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, in accordance with the sales-based royalty exception, as these payments relate predominately to the license granted to Allergan. The Company records royalty revenue in the period earned based on royalty reports from its partner, if available, or based on the projected sales and historical trends. The cost reimbursements received from Allergan during the commercialization period will be recognized as earned in accordance with the right-to-invoice practical expedient, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

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

The Company recognized collaborative arrangements revenue from the Allergan collaboration agreement for North America during the three months ended March 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$71,142	$64,293
Royalty revenue	550	492
Total collaborative arrangements revenue	$71,692	$64,785

The collaborative arrangements revenue recognized in the three months ended March 31, 2020 and 2019 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Collaborative arrangements revenue related to sales of LINZESS in the U.S.(1)	$71,142	$64,293
Selling, general and administrative costs incurred by the Company(1)	(8,674)	(10,277)
The Company’s share of net profit	$62,468	$54,016

(1) Includes only collaborative arrangements revenue or selling, general and administrative costs attributable to the cost-sharing arrangement with Allergan. Excludes approximately $0.2 million and approximately $0.5 million for the three months ended March 31, 2020 and 2019, respectively, related to patent prosecution and patent litigation costs recognized in connection with the collaboration agreement with Allergan for North America.

In May 2014, CONSTELLA became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized approximately $0.6 million and approximately $0.5 million of combined royalty revenues from Canada and Mexico during the three months ended March 31, 2020 and 2019, respectively.

License Agreement with Allergan (All countries other than the countries and territories of North America, China, (including Hong Kong and Macau), and Japan)

In April 2009, the Company entered into a license agreement with Almirall, S.A. (“Almirall”) to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions (the “European License Agreement”). In accordance with the European License Agreement, the Company granted Almirall a right to access its U.S. Phase III clinical trial data for the purposes of supporting European regulatory approval. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to Allergan.

Additionally, in October 2015, the Company and Allergan separately entered into an amendment to the European License Agreement relating to the development and commercialization of linaclotide in Europe. Pursuant to the terms of the amendment, (i) certain sales-based milestones payable to the Company under the European License Agreement were modified to increase the total milestone payments such that, when aggregated with certain commercial launch milestones, they could total up to $42.5 million, (ii) the royalties payable to the Company during the term of the European License Agreement were modified such that the royalties based on sales volume in Europe begin in the mid-

single digit percent and escalate to the upper-teens percent by calendar year 2019, and (iii) Allergan assumed responsibility for the manufacturing of linaclotide API for Europe from the Company, as well as the associated costs. The Company concluded that the 2015 amendment to the European License Agreement was not a modification to the linaclotide collaboration agreement with Allergan for North America.

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

In evaluating the terms of the European License Agreement and the 2017 Amendment under ASC 606, the Company determined that there are no remaining performance obligations. However, the Company continues to be eligible to receive consideration in the form of commercial launch milestones, sales-based milestones, and royalties.

The commercial launch milestones, sales-based milestones and royalties under the European License Agreement and the 2017 Amendment relate predominantly to the license granted to Allergan (formerly Almirall). The Company records royalties on sales of CONSTELLA in Europe in the period earned based on royalty reports from its partner, if available, or the projected sales and historical trends under the sales-based royalty exception. The commercial launch milestones are recognized as revenue when it is probable that a significant reversal of revenue would not occur and the associated constraint has been lifted.

The Company recognized approximately $0.6 million and approximately $0.4 million of royalty revenue from the 2017 Amendment during the three months ended March 31, 2020 and 2019, respectively.

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

Under the 2009 License Agreement with Astellas, the Company received an up-front licensing fee of $30.0 million and three development milestone payments that totaled $45.0 million, which were recognized as revenue prior to the adoption of ASC 606 on January 1, 2018.

The Company evaluated the terms of the 2009 License Agreement with Astellas and determined that there were no remaining performance obligations as of the adoption of ASC 606. Additionally, under the terms of the Astellas Commercial Supply Agreement, the Company determined it had an ongoing performance obligation to supply API.

During the three months ended March 31, 2019, the Company recognized approximately $2.6 million from the sale of API to Astellas under the 2009 License Agreement with Astellas and the Astellas Commercial Supply Agreement. The royalties on sales of LINZESS in Japan did not exceed the transfer price of API sold and other contractual deductions during each of the periods presented.

In August 2019, the Company and Astellas amended and restated the 2009 License Agreement with Astellas (the “Amended Astellas License Agreement”). This amendment was a modification to the 2009 License Agreement with

Astellas and was accounted for as a new and separate contract. Under the terms of the Amended Astellas License Agreement, the Company will no longer be responsible for the supply of linaclotide API to Astellas, and Astellas will be responsible for its own supply of linaclotide API in Japan beginning in 2020.

In connection with the execution of the Amended Astellas License Agreement, Astellas paid the Company a non-refundable upfront payment of $10.0 million in August 2019. Further, beginning in 2020, Astellas, in lieu of the royalty payment terms set forth in the 2009 License Agreement with Astellas, is required to pay royalties to the Company at rates beginning in the mid-single digit percent and escalating to low-double-digit percent, based on aggregate annual net sales in Japan of products containing linaclotide API. These royalty payments will be subject to reduction following the expiration of certain licensed patents and the occurrence of generic competition in Japan. The Company continued to supply linaclotide API for Japan during 2019 at a contractually defined rate. Additionally, Astellas will reimburse the Company for the Company’s performance of adverse event reporting services at a fixed monthly rate until such services are terminated.

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

The Company recognized approximately $0.5 million in collaborative arrangements revenue during the three months ended March 31, 2020 under the Amended Astellas License Agreement, of which approximately $0.4 million related to royalties and an insignificant amount related to adverse event reporting services.

Collaboration Agreement for China (including Hong Kong and Macau) with AstraZeneca

In October 2012, the Company entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in the AstraZeneca License Territory (the “AstraZeneca Collaboration Agreement”). The collaboration provided AstraZeneca with an exclusive nontransferable license to exploit the underlying technology in the AstraZeneca License Territory. The parties shared responsibility for continued development and commercialization of linaclotide under a joint development plan and a joint commercialization plan, respectively, with AstraZeneca having primary responsibility for the local operational execution. In September 2019, the Company and AstraZeneca entered into an amendment and restatement of the AstraZeneca Collaboration Agreement (the “Amended AstraZeneca Agreement”) under which AstraZeneca obtained the exclusive right to develop, manufacture and commercialize products containing linaclotide in the AstraZeneca License Territory (the “AstraZeneca License”).

Prior to the execution of the Amended AstraZeneca Agreement, the Company identified the following performance obligations under the AstraZeneca Collaboration Agreement:

●	research, development and regulatory services pursuant to the development plan (“R&D Services”);
●	Joint Development Committee (“JDC”) services;
●	obligation to supply clinical trial material; and

●	Joint Commercialization Committee services.

Under the original AstraZeneca Collaboration Agreement, the Company shared development costs with AstraZeneca, with AstraZeneca incurring 55% of the net losses from the development and commercialization of linaclotide in the AstraZeneca License Territory. Payments from AstraZeneca with respect to both research and development and selling, general and administrative costs incurred by the Company prior to the commercialization of linaclotide in the AstraZeneca License Territory were recorded as a reduction in expense. Development costs incurred by the Company that pertained to the joint development plan and subsequent amendments to the joint development plan, as approved by the JDC, were recorded as research and development expense as incurred. Payments to AstraZeneca were recorded as incremental research and development expense.

During the three months ended March 31, 2019, the Company offset an insignificant amount of costs related to R&D Services and JDC services under the AstraZeneca Collaboration Agreement. During the three months ended March 31, 2019, the Company recognized an insignificant amount of revenue related to the sale of linaclotide drug product and API under the AstraZeneca Collaboration Agreement. Additionally, the Company recorded approximately $0.2 million in costs related to pre-launch commercial services and supply chain services during the three months ended March 31, 2019.

Under the Amended AstraZeneca Agreement, the Company will receive non-contingent payments totaling $35.0 million in three installments through 2024. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets and will be required to pay tiered royalties to the Company at rates beginning in the mid-single-digit percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the AstraZeneca License Territory. In connection with the Amended AstraZeneca Agreement, the Company and AstraZeneca entered into a transition services agreement (“AstraZeneca TSA”) and an amended commercial supply agreement (“AstraZeneca CSA”). Under the terms of the AstraZeneca TSA, the Company will provide certain regulatory and administrative services for a term of approximately two years from the date of execution, unless earlier terminated or extended according to the terms of the transition services agreement. Services performed are paid at a mutually agreed upon rate. Amounts for AstraZeneca TSA services are recorded as collaborative arrangements revenue. Under the terms of the AstraZeneca CSA, the Company supplied linaclotide API, finished drug product and finished goods for the Licensed Territory through March 31, 2020 at predetermined rates.

The Company evaluated the Amended AstraZeneca Agreement in accordance with ASC 606 and determined that it would be treated as a separate contract because it adds a distinct good or service at an amount that reflects standalone selling price. The following performance obligations under the Amended AstraZeneca Agreement were identified:

●	delivery of the expanded AstraZeneca License;
●	AstraZeneca TSA services; and
●	supply of linaclotide API, finished drug product and finished goods under the AstraZeneca CSA.

The Company determined that the non-contingent payments should be allocated to the delivery of the AstraZeneca License. The non-contingent payments totaling $35.0 million will be paid in installments through 2024. The Company determined that the performance obligation related to the transfer of the AstraZeneca License was satisfied as of the execution date of the Amended AstraZeneca Agreement. As a portion of the payments relating to the transfer of the AstraZeneca License are due significantly after the performance obligation was satisfied, the Company adjusted its transaction price for the significant financing component of approximately $2.6 million. Accordingly, the Company recognized approximately $32.4 million relating to the delivery of the AstraZeneca License as collaborative arrangements revenue at contract inception and will recognize the approximately $2.6 million relating to the significant financing component as interest income through 2024 using the effective interest method. Consideration allocated to the AstraZeneca TSA services will be recognized as collaborative arrangements revenue as such services are provided over the performance period using an output method based on the amount to which the Company has a right to invoice. Consideration for the supply of linaclotide API, finished drug product and finished goods under the AstraZeneca CSA will be recognized over the performance period using an output method as linaclotide API, finished drug product and finished goods are shipped to AstraZeneca.

During the three months ended March 31, 2020, the Company recognized approximately $0.2 million in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to the AstraZeneca TSA services. During the three months ended March 31, 2020, the Company recognized approximately $5.5 million of sale of API on its condensed consolidated statement of operations relating to the supply of linaclotide finished drug product and finished goods under the AstraZeneca CSA. The Company recognized approximately $0.2 million in interest income related to the significant financing component of the Amended AstraZeneca Agreement during the three months ended March 31, 2020.

Co-Promotion Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, the Company and Alnylam entered into a disease education and promotional agreement for Alnylam’s GIVLAARI (the “Alnylam Agreement”). GIVLAARI was approved by the U.S. FDA in December 2019 for the treatment of adult patients with AHP. Under the terms of the agreement, the Company’s sales force is performing disease awareness activities and sales detailing activities for GIVLAARI to gastroenterologists and health care practitioners to whom they detail LINZESS in the first position.

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

During the three months ended March 31, 2020, the Company recognized approximately $0.9 million in collaborative arrangements revenue, of which approximately $0.9 million related to the service fees and an insignificant amount related to royalties. As of March 31, 2020, the Company had a deferred revenue balance of approximately $0.9 million related to advance billings of service fees.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company may be required to pay up to $18.0 million for regulatory milestones, none of which had been paid as of March 31, 2020. Pursuant to the terms of another license agreement, the Company recognized approximately $0.5 million in collaborative arrangements revenue during the three months ended March 31, 2019 related to a nonrefundable upfront payment. The Company is eligible to receive up to $63.5 million in development and sales-based milestones, as well as royalties as a percentage of net sales of a product, under the terms of this agreement. The Company did not record any research and development expense associated with the Company’s other collaboration and license agreements during the three months ended March 31, 2020 and 2019.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$215,790	$215,790	$—	$—
Restricted cash:
Money market funds	2,221	2,221	—	—
Convertible Note Hedges	15,847	—	—	15,847
Total assets measured at fair value	$233,858	$218,011	$—	$15,847
Liabilities:
Note Hedge Warrants	$12,207	$—	$—	$12,207
Total liabilities measured at fair value	$12,207	$—	$—	$12,207

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$139,190	$139,190	$—	$—
Repurchase agreements	37,800	37,800	—	—
Restricted cash:
Money market funds	2,221	2,221	—	—
Convertible Note Hedges	31,366	—	—	31,366
Total assets measured at fair value	$210,577	$179,211	$—	$31,366
Liabilities:
Note Hedge Warrants	$24,260	$—	$—	$24,260
Total liabilities measured at fair value	$24,260	$—	$—	$24,260

There were no transfers between fair value measurement levels during each of the three months ended March 31, 2020 or 2019.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued research and development costs, accrued expenses and other current liabilities, deferred revenue and current portion of operating lease obligations at March 31, 2020 and 2019 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants with Respect to 2022 Convertible Notes

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, respectively, and are classified as Level 3 measurements under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of March 31, 2020 included the price per share of the Company’s Class A Common Stock, expected terms of the derivative instruments, strike prices of the derivative instruments, risk-free interest rates, and expected volatility of the Company’s Class A Common Stock. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of March 31, 2020 and December 31, 2019:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2020		2019
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	0.2%	0.3%	1.6%	1.6%
Expected term	2.2	2.8	2.5	3.0
Stock price (2)	$10.09	$10.09	$13.31	$13.31
Strike price (3)	$14.51	$18.82	$14.51	$18.82
Common stock volatility (4)	52.4%	50.1%	49.1%	46.5%
Dividend yield (5)	—%	—%	—%	—%
(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the quarters ended March 31, 2020 and December 31, 2019, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting date and changes in fair value are recorded in other (expense) income, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2019 through March 31, 2020 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2019	$31,366	$(24,260)
Change in fair value, recorded as a component of (loss) gain on derivatives	(15,519)	12,053
Balance at March 31, 2020	$15,847	$(12,207)

Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million aggregate principal amount of its 2022 Convertible Notes. In August 2019, the Company issued $200.0 million aggregate principal amount of its 2024 Convertible Notes and $200.0 million aggregate principal amount of its 2026 Convertible Notes and used a portion of the proceeds from such issuances to repurchase $215.0 million aggregate principal amount of its 2022 Convertible Notes. The Company separately accounted for the liability and equity components of each of the 2022 Convertible Notes, 2024 Convertible Notes, and 2026 Convertible Notes by allocating the proceeds between the liability component and equity component (Note 8). The fair value of the respective convertible senior notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A Common Stock and the volatility thereof, and the prices for the respective convertible senior notes observed in market trading, which are Level 2 inputs.

The estimated fair value of the 2022 Convertible Notes was approximately $124.7 million and approximately $141.3 million as of March 31, 2020 and December 31, 2019, respectively. The estimated fair value of the 2024 Convertible Notes was approximately $202.1 million and approximately $235.7 million as of March 31, 2020 and December 31, 2019, respectively. The estimated fair value of the 2026 Convertible Notes was approximately $202.4 million and approximately $240.1 million as of March 31, 2020 and December 31, 2019, respectively.

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls with certain financial institutions. The Capped Calls cover 29,867,480 shares of Class A Common Stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes, and have a cap price of approximately $17.05 per share (Note 8). The strike price and cap price are subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes. These instruments meet the conditions outlined in ASC Topic 815, Derivatives and Hedging (“ASC 815”) to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Salaries	$1,582	$2,973
Accrued vacation	3,007	2,540
Accrued incentive compensation	3,672	11,760
Other employee benefits	2,084	1,260
Professional fees	2,036	1,421
Accrued interest	2,105	301
Other	4,233	10,210
	$18,719	$30,465

As of March 31, 2020, other accrued expenses of approximately $4.2 million included approximately $0.9 million related to unbilled drug product and finished goods manufacturing costs, approximately $0.3 million related to equipment for clinical studies, approximately $0.2 million related to franchise taxes, approximately $0.2 million related to facility services, and approximately $0.2 million related to public relations services.

As of December 31, 2019, other accrued expenses of approximately $10.2 million included approximately $4.1 million related to API batches yet to be invoiced, approximately $0.9 million related to activities associated with the Company’s move to the 100 Summer Street headquarters, approximately $0.6 million related to unbilled inventory, and approximately $0.2 million related to equipment for clinical studies.

7. Leases

Effective January 1, 2019, the Company adopted ASC 842 using the optional transition method. The Company’s lease portfolio for the three months ended March 31, 2020 includes: leases for its current headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost during period	$633	$4,525
Short-term lease cost	372	389
Total lease cost	$1,005	$4,914

Supplemental cash flow information related to leases for the periods reported is as follows:

	Three Months Ended
	March 31,
	2020	2019
Right-of-use assets obtained in exchange for new operating lease upon adoption of ASC 842 (in thousands)	$—	$88,299
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	43	4,412
Weighted-average remaining lease term of operating leases (in years)	10.0	5.7
Weighted-average discount rate of operating leases	5.8%	6.7%

Future minimum lease payments under non-cancelable operating leases as of March 31, 2020 are as follows (in thousands):

Operating
Lease
Payments
2020(1)	$1,102
2021	3,128
2022	3,129
2023	3,065
2024	3,126
2025 and thereafter	18,044
Total future minimum lease payments	31,594
Less: present value adjustment	(8,072)
Operating lease liabilities at March 31, 2020	23,522
Less: current portion of operating lease liabilities	(1,876)
Operating lease liabilities, net of current portion	$21,646

(1) For the nine months ending December 31, 2020.

Summer Street Lease (current headquarters)

On June 11, 2019, the Company entered into a non-cancelable operating lease (the “Summer Street Lease”) with MA-100 Summer Street Owner, L.L.C. for approximately 39,000 square feet of office space on the 23rd floor of 100 Summer Street, Boston, Massachusetts (the “Summer Street Property”). The Summer Street Property began serving as the Company’s headquarters in October 2019, replacing its prior headquarters at 301 Binney Street in Cambridge, Massachusetts. The Summer Street Lease terminates on June 11, 2030 and includes an option to extend the term of the lease for an additional five years at a market base rental rate, a 2% annual rent escalation, free rent periods, and a tenant improvement allowance. The rent expense for the Summer Street Property, inclusive of the escalating rent payments and lease incentives, is recognized on a straight-line basis over the lease term. Additionally, the Summer Street Lease requires a letter of credit to secure the Company’s obligations under the lease agreement of approximately $1.0 million, which is collateralized by a money market account recorded as non-current restricted cash on the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

At lease inception, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of approximately 5.8%. At March 31, 2020, the balances of the right-of-use asset and operating lease liability were approximately $17.4 million and approximately $23.1 million, respectively. At December 31, 2019, the balances of the right-of-use asset and operating lease liability were approximately $17.7 million and approximately $22.8 million, respectively.

Lease cost related to the Summer Street Lease recorded during the three months ended March 31, 2020 was approximately $0.6 million.

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

Lease cost related to the Binney Street Lease recorded during the three months ended March 31, 2019 was approximately $2.6 million.

Data center colocation lease

The Company rents space for its data center at a colocation in Boston, Massachusetts under a non-cancelable operating lease (the “Data Center Lease”). The Data Center Lease includes a 4% annual rent escalation. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term through August 2022. The Company recorded a right-of-use asset of approximately $0.6 million and a lease liability of approximately $0.6 million associated with the Data Center Lease upon adoption of ASC 842. The incremental borrowing rate for the outstanding Data Center Lease obligation upon adoption of ASC 842 was approximately 6.0%. During the three months ended March 31, 2019, the Company migrated its data management process to a cloud-based services system, rendering its current data center technology and assets obsolete. As a result, the Company considered the right-of-use asset associated with the Data Center Lease to be fully impaired. The Company recorded a charge of approximately $0.5 million to selling, general, and administrative expenses on its condensed consolidated statement of operations as a result of the impairment during the three months ended March 31, 2019.

At both March 31, 2020 and December 31, 2019, the lease liability associated with the Data Center Lease was approximately $0.4 million.

Costs related to the Data Center Lease were insignificant for each of the three months ended March 31, 2020 and 2019.

Vehicle fleet leases

During April 2018, the Company entered into a master services agreement containing 12-month leases (the “2018 Vehicle Leases”) for vehicles within its fleet for its field-based sales force and medical science liaisons. These leases are classified as short-term in accordance with the practical expedient in ASC 842. The 2018 Vehicle Leases expire at varying times beginning in June 2019, with a monthly renewal provision. In accordance with the terms of the 2018 Vehicle Leases, the Company maintains a letter of credit securing its obligation under the lease agreements of $1.3 million, which is collateralized by a money market account recorded as current restricted cash on the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

Lease cost related to the 2018 Vehicle Leases was approximately $0.4 million for each of the three months ended March 31, 2020 and 2019.

8. Notes Payable

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

If the Company experiences a make-whole fundamental change, as described in the Indentures, prior to the maturity date of the respective Notes, holders of such Notes will, subject to specified conditions, have the right, at their option, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the applicable maturity date of the Notes, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event.

The Indentures do not contain any financial covenants or restrict the Company’s ability to repurchase the Company’s securities, pay dividends or make restricted payments in the event of a transaction that substantially increases the Company’s level of indebtedness. The Indentures provide for customary events of default. In the case of an event of default with respect to a series of Notes arising from specified events of bankruptcy or insolvency, all outstanding Notes of such series will become due and payable immediately without further action or notice. If any other event of default with respect to a series of Notes under the relevant Indenture occurs or is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes of such series may declare the principal amount of such Notes to be immediately due and payable. Notwithstanding the foregoing, the Indentures provide that, upon the Company’s election, and for up to 180 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indentures consists exclusively of the right to receive additional interest on the Notes.

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

The Company’s outstanding balances for the convertible senior notes as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Liability component:
Principal:
2022 Convertible Notes	$120,699	$120,699
2024 Convertible Notes	200,000	200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt discount	(99,631)	(104,700)
Less: unamortized debt issuance costs	(7,659)	(8,005)
Net carrying amount	$413,409	$407,994
Equity component:
2022 Convertible Notes	19,807	19,807
2024 Convertible Notes	41,152	41,152
2026 Convertible Notes	51,350	51,350
Total equity component	$112,309	$112,309

In connection with the issuance of the 2022 Convertible Notes, the Company incurred approximately $11.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity components totaling approximately $4.0 million were recorded as a reduction to additional paid-in capital upon issuance. The portion of these costs allocated to the liability components totaling approximately $7.7 million were recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheet and are amortized to interest expense using the effective interest method over the expected life of the 2022 Convertible Notes. In connection with the partial repurchase of the 2022 Convertible Notes, the Company recorded a loss on extinguishment of debt of approximately $23.4 million, of which approximately $2.8 million related to the initial debt issuance costs during the year ended December 31, 2019.

The Company determined the expected life of the 2022 Convertible Notes was equal to their seven-year term. From the date of the partial repurchase of the 2022 Convertible Notes in August 2019 through March 31, 2020, the effective interest rate on the liability component of the 2022 Convertible Notes was 9.5%.

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company incurred approximately $9.0 million of debt issuance costs, which primarily consisted of initial purchaser’s discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity components totaling approximately $2.1 million were recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability components totaling approximately $6.9 million were recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheet and are amortized to interest expense using the effective interest method over the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes.

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective interest rates on the liability components of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through March 31, 2020 was 6.1% and 6.5%, respectively.

The following table sets forth total interest expense recognized related to convertible senior notes during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Contractual interest expense	$1,805	$1,888
Amortization of debt issuance costs	346	272
Amortization of debt discount	5,069	4,075
Total interest expense	$7,220	$6,235

Future minimum payments under the convertible senior notes as of March 31, 2020 are as follows (in thousands):

2020(1)	$7,216
2021	7,216
2022	126,556
2023	4,500
2024	203,750
2025	3,000
2026 and Thereafter	201,500
Total future minimum payments under the convertible senior notes	553,738
Less: amounts representing interest	(33,039)
Less: unamortized debt discount	(99,631)
Less: unamortized debt issuance costs	(7,659)
Convertible senior notes balance	$413,409

(1) For the nine months ending December 31, 2020.

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

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Convertible Notes. Holders of the Convertible Note Hedges and the Note Hedge Warrants do not have any rights with respect to the 2022 Convertible Notes. The Company paid approximately $91.9 million for the Convertible Note Hedges and recorded this amount as a long-term asset on its condensed consolidated balance sheet. The Company received approximately $70.8 million for the Note Hedge Warrants and recorded this amount as a long-term liability, resulting in a net cost to the Company of approximately $21.1 million.

In August 2019, concurrently with the repurchase of $215.0 million aggregate principal amount of the 2022 Convertible Notes, the Company terminated the respective portion of the Convertible Note Hedges and Note Hedge Warrants. The Company received approximately $3.2 million of termination payments from the counterparties of the Convertible Note Hedges and Note Hedge Warrants.

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

The Capped Calls are expected generally to reduce the potential dilution to the Class A Common Stock upon conversion of the 2024 Convertible Notes and the 2026 Convertible Notes in the event that the market price per share of Class A Common Stock, as measured under the terms of the Capped Calls, is greater than the strike price of the Capped Calls as adjusted pursuant to the anti-dilution adjustments. If, however, the market price per share of Class A Common Stock as measured under the terms of the Capped Calls, exceeds the cap price of the Capped Calls, there would nevertheless be dilution upon conversion of the 2024 Convertible Notes and the 2026 Convertible Notes to the extent that such market price exceeds the cap price of the Capped Calls.

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

9. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units, and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$1,396	$2,918
Selling, general and administrative	4,968	10,499
Restructuring expenses	—	517
	$6,364	$13,934

In February 2019, following further analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately 35 employees, primarily based in the home office. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded share-based compensation expense of approximately $0.5 million to restructuring expenses for the three months ended March 31, 2019.

In connection with certain other modifications of share-based payment awards for the three months ended March 31, 2020 and 2019, the Company recognized an insignificant amount and approximately $2.4 million in share-based compensation expense, respectively.

10. Related Party Transactions

Under the collaboration agreement, the Company and Allergan equally support the development and commercialization of linaclotide (Note 4). Amounts due to and due from Allergan are reflected as related party accounts payable and related party accounts receivable, respectively. These balances are reported net of any balances due to or from the related party. As of March 31, 2020 and December 31, 2019, the Company had approximately $73.4 million and approximately $106.0 million, respectively, in related party accounts receivable, net of related party accounts payable, associated with Allergan.

The Company has and currently obtains health insurance services for its employees from an insurance provider whose President and Chief Executive Officer became a member of the Company’s Board of Directors in April 2016. The Company paid approximately $2.4 million and approximately $2.5 million in insurance premiums to this insurance provider during the three months ended March 31, 2020 and 2019, respectively. At both March 31, 2020 and December 31, 2019, the Company had no accounts payable due to this related party. At March 31, 2020, the Company had a prepaid asset of $0.6 million with this related party pertaining to payments for future services.

In connection with the Separation, the Company executed certain contracts with Cyclerion whose President became a member of the Company’s Board of Directors in April 2019 (Note 2). As of March 31, 2020, the Company had an insignificant amount of accounts receivable and approximately $1.1 million of accounts payable due from and to Cyclerion, respectively. As of December 31, 2019, the Company had an insignificant amount of accounts receivable and approximately $1.5 million of accounts payable due from and to Cyclerion, respectively. The transition services agreements with Cyclerion terminated on March 31, 2020.

11. Workforce Reduction

On February 7, 2019, following analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately 35 employees, primarily based in the home office. During the three months ended March 31, 2019, the Company substantially completed the implementation of this reduction in workforce and, in accordance with ASC 420, Exit or Disposal Cost Obligations, recorded approximately $3.3 million of costs including employee severance, benefits, and related costs that are reflected in the condensed consolidated statement of operations as restructuring expenses.

During the three months ended March 31, 2020 and 2019, the Company recorded no restructuring expenses and approximately $3.3 million in restructuring expenses, respectively. At March 31, 2020 and December 31, 2019, the Company had an insignificant amount and approximately $0.2 million in accrued restructuring costs remaining, respectively.

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

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA in a class of GI medicines called guanylate cyclase type C agonists, and is indicated for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., and Mexico and to adult men and women suffering from IBS-C in Japan and China. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with Allergan plc (together with its affiliates), or Allergan, in the U.S., AstraZeneca AB (together with its affiliates), or AstraZeneca, in China (including Hong Kong and Macau) and Astellas Pharma Inc., or Astellas, in Japan. In November 2019, AstraZeneca began commercializing LINZESS for the treatment of adults with IBS-C in China

We and Allergan are also advancing MD-7246, a delayed release formulation of linaclotide, as an oral, intestinal, non-opioid, pain-relieving agent for patients with abdominal pain associated with certain GI diseases. MD-7246 is designed to have the pain-relieving effect of linaclotide with minimal impact on bowel function. In May 2019, we and Allergan announced the initiation of a Phase II clinical trial evaluating the safety and efficacy of MD-7246 in adult patients with abdominal pain associated with IBS with diarrhea, or IBS-D. In March 2020, the Company announced that patient dosing in the IBS-D Phase II clinical trial was complete.

We are developing another GI development program, IW-3718, a gastric retentive formulation of a bile acid sequestrant for the potential treatment of refractory gastroesophageal reflux disease, or refractory GERD. In June 2018, we initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with refractory GERD.

We are also leveraging our leading capabilities in GI to bring additional treatment options to GI patients. This includes our U.S. disease education and promotional agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for Alnylam’s GIVLAARI™ (givosiran), an RNAi therapeutic targeting aminolevulinic acid synthase 1, for the treatment of acute hepatic porphyria, or AHP.

In January 2020, we and Allergan entered into settlement agreements with Sandoz Inc., or Sandoz, and Teva Pharmaceuticals, USA, or Teva, resolving patent litigation brought in response to the last outstanding abbreviated new drug applications seeking approval to market generic versions of LINZESS prior to the expiration of our and Allergan’s applicable patents. For additional information relating to the resolution of such litigation, see Item 1, Legal Proceedings, elsewhere in this Quarterly Report on Form 10-Q.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019 when we recorded net income for the year of approximately $21.5 million, we incurred net losses in each year since our inception in 1998. For the three months ended March 31, 2020, we recorded net income of approximately $3.3 million. As of March 31, 2020, we had an accumulated deficit of approximately $1.6 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

The proceeds from the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes were used in August 2019 to pay approximately $25.2 million related to the associated capped call transactions, or the Capped Calls, and to repurchase $215.0 million aggregate principal amount of the existing 2.25% Convertible Senior Notes due 2022, or the 2022 Convertible Notes. The proceeds from the issuance of the 2024 Convertible Notes and 2026 Convertible Notes were also used to redeem the outstanding principal balance of the 8.375% Notes due 2026, or the 2026 Notes, in September 2019. We retired the 2026 Notes, which had an outstanding aggregate principal balance of approximately $116.5 million, for a redemption price of approximately $123.0 million. During the year ended December 31, 2019, we recognized a loss on extinguishment of debt of approximately $31.0 million related to the redemption of the 2026 Notes and the partial repurchase of the 2022 Convertible Notes. In connection with the partial repurchase of the 2022 Convertible Notes, we also terminated the respective portion of our existing convertible note hedges transactions, or the Convertible Note Hedges, and the respective portion of our existing warrants, or the Note Hedge Warrants, which we had entered into in June 2015 in connection with our issuance of the 2022 Convertible Notes. These transactions are more fully described in Note 8, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In December 2019, a novel strain of coronavirus, or COVID-19, emerged in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Donald Trump announced a national emergency relating to the pandemic. There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. Although the COVID-19 pandemic did not materially impact our results of operations during the three months ended March 31, 2020, it could have a material adverse impact on our financial condition and results of operations in the future. The impact of COVID-19 pandemic on our business and financial condition is more fully described below in Trends and Uncertainties.

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

The terms of the collaborative research and development, license and co-promotion agreements contain multiple performance obligations which may include (i) licenses, (ii) research and development activities, (iii) the manufacture of finished drug product, active pharmaceutical ingredient, or API, or development materials for a partner which are reimbursed at a contractually determined rate, and (iv) education or co-promotion activities by our clinical sales specialists. Payments to us may include (i) up-front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API or development materials, (iv) payments based upon the achievement of certain milestones, (v) payments for sales detailing, promotional support services and medical education initiatives and (vi) royalties on product sales. We receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. Through September 16, 2019, the date of the amended and restated AstraZeneca Collaboration Agreement, or the Amended AstraZeneca Agreement, we received our share of the net profits or bore our share of the net losses from the development and sale of linaclotide in China.

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

Cost of Revenues. Cost of revenues primarily includes costs associated with linaclotide API and finished drug product related to collaborative arrangements revenue and sale of API. Cost related to the sales of linaclotide API and finished drug product are recognized upon shipment of linaclotide API and finished drug product to certain of our partners outside of the U.S. Our cost of collaborative arrangements revenue for linaclotide consists of the internal and external costs of producing such API and finished drug product for certain of our partners outside of the U.S.

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

The core of our research and development strategy is to leverage our demonstrated expertise and capabilities in GI diseases to bring multiple medicines to patients. We are developing innovative product opportunities in areas of large unmet need, including IBS-C and CIC, abdominal pain associated with lower GI disorders, and refractory GERD.

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

We and Allergan are initially exploring MD-7246 in a Phase II clinical trial evaluating the safety and efficacy of MD-7246 in adult patients with abdominal pain associated with IBS-D. In March 2020, we announced that patient dosing in the IBS-D Phase II clinical trial was complete.

IW-3718. We are developing IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of refractory GERD. Our clinical research has demonstrated that reflux of bile from the intestine into the stomach and esophagus plays a key role in the ongoing symptoms of refractory GERD. IW-3718 is a novel formulation of a bile acid sequestrant designed to release in the stomach over an extended period of time, bind to bile that refluxes into the stomach, and potentially provide symptomatic relief in patients with refractory GERD. In June 2018, we initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with refractory GERD.

The COVID-19 pandemic has impacted, and is expected to continue to impact, enrollment of new patients into the Phase III clinical trials with IW-3718. As of the date of this Form 10-Q, most of the clinical trial sites have suspended screening new patients. Most of the patients already enrolled are continuing in the IW-3718 clinical trials. The impact of COVID-19 on our clinical trials with IW-3718 is more fully described below in Trends and Uncertainties.

Early research and development. After the Separation, our early research and development efforts have been focused on supporting our development stage GI programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating potential external development stage GI programs.

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2020 and 2019. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Linaclotide(1)	$7,786	$9,863
Lesinurad(2)	—	216
IW-3718	18,894	16,902
Early research and development	1,347	5,217
Total research and development expenses	$28,027	$32,198
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.

Since 2004, the date we began tracking costs by program, we have incurred approximately $509.4 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by Allergan for the U.S. and AstraZeneca for China (including Hong Kong and Macau), prior to the execution of the Amended AstraZeneca Agreement in August 2019, and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

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

Prior to the execution of the Amended AstraZeneca Agreement in September 2019, we were reimbursed for certain selling, general and administrative expenses and we netted these reimbursements against our selling, general and administrative expenses as incurred. AstraZeneca is responsible for all costs and expenses incurred to develop, manufacture and commercialize products containing linaclotide in territories pursuant to the Amended AstraZeneca Agreement.

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

Other (Expense) Income. Interest expense consists primarily of cash and non-cash interest costs related to the convertible senior notes. Non-cash interest expense consists of amortization of the debt discount and debt issuance costs associated with the convertible senior notes. We amortize these costs using the effective interest rate method over the expected life of the respective note agreements as interest expense in our condensed consolidated statements of operations.

(Loss) gain on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded as derivative assets and liabilities. The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting period and changes in fair value are recorded in our condensed consolidated statements of operations. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 8, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In August 2019, we issued $200.0 million in aggregate principal amount of the 2024 Convertible Notes and $200.0 million in aggregate principal amount of the 2026 Convertible Notes. We received net proceeds of approximately $391.0 million from the sale of the 2024 Convertible Notes and the 2026 Convertible Notes, after deducting fees and expenses of approximately $9.0 million. The proceeds from the issuance of the 2024 Convertible Notes and the 2026

Convertible Notes were used to redeem all of the outstanding principal balance of the 2026 Notes, repurchase $215.0 million aggregate principal amount of the 2022 Convertible Notes and pay approximately $25.2 million for the purchase of the Capped Calls. These transactions are more fully described in Note 8, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest income consists of interest earned on our cash, cash equivalents and marketable securities as well as significant financing components identified under ASC Topic 606, Revenue from Contracts with Customers, or ASC 606.

Discontinued Operations. We have recast all historical expenses for the three months ended March 31, 2019 directly associated with our sGC business as discontinued operations in accordance with ASC Subtopic 250-20, Discontinued Operations. For additional information refer to Note 2, Cyclerion Separation, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates and assumptions in our condensed consolidated financial statements include those related to revenue recognition; accounts receivable; inventory valuation and related reserves; useful lives of long-lived assets; impairment of long-lived assets, including our acquired intangible assets and goodwill; valuation procedures for right-of-use assets and operating lease liabilities; valuation procedures for the issuance and repurchase of convertible notes; losses related to discontinued operations; fair value of derivatives; balance sheet classification of convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 13, 2020, or the 2019 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Revenues:
Collaborative arrangements revenue	$74,445	$66,152
Sale of active pharmaceutical ingredient	5,498	2,578
Total revenues	79,943	68,730
Cost and expenses:
Cost of revenues	2,239	1,043
Research and development	28,027	32,198
Selling, general and administrative	36,450	49,095
Restructuring expenses	—	3,328
Total cost and expenses	66,716	85,664
Income (loss) from operations	13,227	(16,934)
Other (expense) income:
Interest expense	(7,220)	(9,592)
Interest and investment income	777	736
(Loss) gain on derivatives	(3,466)	3,944
Other income	27	—
Other expense, net	(9,882)	(4,912)
Net income (loss) from continuing operations	3,345	(21,846)
Net loss from discontinued operations	—	(37,438)
Net income (loss)	$3,345	$(59,284)

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenues

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$74,445	$66,152	$8,293	13%
Sale of active pharmaceutical ingredient	5,498	2,578	2,920	113%
Total revenues	$79,943	68,730	11,213	16%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $8.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily related to an approximately $6.8 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand; an approximately $0.9 million increase in co-promotion revenue; and an approximately $0.8 million increase in royalty revenue.

Sale of Active Pharmaceutical Ingredient. The increase in sale of API of approximately $2.9 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to an approximately $5.5 million increase in sales of API to AstraZeneca, offset by an approximately $2.6 million decrease in sales of API to Astellas during the three months ended March 31, 2020 pursuant to the Amended Astellas License Agreement.

Cost and Expenses

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost and expenses:
Cost of revenues	$2,239	$1,043	$1,196	115%
Research and development	28,027	32,198	(4,171)	(13)%
Selling, general and administrative	36,450	49,095	(12,645)	(26)%
Restructuring expenses	—	3,328	(3,328)	(100)%
Total cost and expenses	$66,716	$85,664	$(18,948)	(22)%

Cost of Revenue. The increase of approximately $1.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily related to approximately $2.2 million in costs associated with the sale of API, finished drug product, and finished goods incurred under the Amended AstraZeneca Agreement during the three months ended March 31, 2020, compared to, three months ended March 31, 2019, during which cost of revenue was comprised of approximately $1.0 million in costs associated with the sale of API to Astellas.

Research and Development Expense. The decrease in research and development expense of approximately $4.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily related to a decrease of approximately $4.1 million in compensation, benefits, and other employee-related expenses; and a decrease of approximately $2.4 million in operating expenses, including facilities and IT-related costs. These decreases were partially offset by an increase of approximately $1.3 million related to linaclotide development and an increase of approximately $1.1 million in external development costs related to IW-3718.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased approximately $12.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The approximately $12.6 million decrease in selling, general and administrative expense included an approximately $8.2 million decrease in non-Separation costs and an approximately $4.4 million decrease in costs associated with the Separation which was completed on April 1, 2019. The approximately $8.2 million decrease in non-Separation costs includes an approximately $4.9 million decrease in compensation, benefits, and employee-related expenses as a result of a decrease in headcount related to the reduction in workforce in February 2019 and certain costs related to employees that transferred upon the Separation that were not directly attributable to Cyclerion; an approximately $1.9 million decrease in facilities expense primarily due to the change in headquarters location; an approximately $1.3 million decrease in post-marketing requirements for lesinurad as a result of our termination of the license agreement with AstraZeneca for the development, manufacture, and commercialization of products in the U.S. containing lesinurad as an active ingredient; and an approximately $0.7 million decrease in legal costs. These decreases were partially offset by an approximately $0.7 million increase in other operating and administration costs. The approximately $4.4 million decrease in costs associated with the Separation includes an approximately $3.9 million decrease in compensation, benefits, and employee-related expenses and an approximately $0.5 million decrease in facilities expense.

Restructuring Expenses. The decrease in restructuring expenses of approximately $3.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to costs associated with the workforce reduction that occurred in February 2019.

Other (Expense) Income, Net

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other (expense) income:
Interest expense	$(7,220)	$(9,592)	$2,372	(25)%
Interest and investment income	777	736	41	6%
(Loss) gain on derivatives	(3,466)	3,944	(7,410)	(188)%
Other income	27	—	27	100%
Total other expense, net	$(9,882)	$(4,912)	$(4,970)	101%

Interest Expense. Interest expense decreased by approximately $2.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to a decrease of approximately $3.8 million in interest expense related to the 2022 Convertible Notes and a decrease of approximately $3.4 million in interest expense associated with the 2026 Notes that were fully redeemed in September 2019, partially offset by an increase of approximately $2.4 million in interest expense associated with the 2024 Convertible Notes and an increase of approximately $2.4 million in interest expense associated with the 2026 Convertible Notes.

Interest and Investment Income. Interest and investment income increased by an insignificant amount during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

(Loss) Gain on Derivatives. For the three months ended March 31, 2020, we recorded a loss on derivatives of approximately $3.5 million resulting from an approximately $15.5 million decrease in the fair value of the Convertible Note Hedges and an approximately $12.0 million decrease in the fair value of the Note Hedge Warrants. For the three months ended March 31, 2019, we recorded a gain on derivatives of approximately $3.9 million resulting from an approximately $9.5 million increase in the fair value of the Convertible Note Hedges and an approximately $5.6 million increase in the fair value of the Note Hedge Warrants.

Net Loss from Discontinued Operations

Net loss from discontinued operations was approximately $37.4 million for the three months ended March 31, 2019. There was no net loss from discontinued operations for the three months ended March 31, 2020 as the Separation was completed on April 1, 2019. For additional information on discontinued operations, see Note 2, Cyclerion Separation, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of March 31, 2020, we had approximately $231.1 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least AA- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to achieve liquidity and capital preservation objectives.

During the three months ended March 31, 2020, our balances of cash and cash equivalents increased by approximately $54.1 million. Net cash provided by operating activities totaled approximately $43.6 million. The increase in cash provided by operating activities is mainly due to a decrease in accounts receivable of approximately $35.9 million. Additionally, cash provided by financing activities totaled approximately $12.0 million in proceeds from the exercise of stock options. These cash inflows were partially offset by approximately $1.4 million in capital expenditures.

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

The COVID-19 pandemic is disrupting the U.S. healthcare system, as well as global capital markets. There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. The COVID-19 pandemic could have a material adverse impact on our financial condition and results of operations in the future, including our ability to obtain financing. The impact of COVID-19 on our business and financial condition is more fully described below in Trends and Uncertainties.

Sources of Liquidity

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and, as of March 31, 2020, we had an accumulated deficit of approximately $1.6 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including up-front and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $324.0 million of net proceeds from the private placement of our 2022 Convertible Notes in June 2015, and approximately $391.0 million of net proceeds from the private placement of our 2024 Convertible Notes and 2026 Convertible Notes in August 2019.

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

Under our collaboration with Allergan for North America, total net sales of LINZESS in the U.S., as recorded by Allergan, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and Allergan. Additionally, we receive royalties from Allergan based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with Allergan will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S. and other markets, develop and commercialize other products, and invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of March 31, 2020 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Trends and Uncertainties

Impact of the COVID-19 Pandemic

In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Donald Trump announced a national emergency relating to the pandemic. Government authorities in the U.S. have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. Both the outbreak of COVID-19 and the containment and mitigation efforts have had a serious adverse impact on the U.S. economy and the economies of other countries around the world, the severity and duration of which are uncertain.

During the three months ended March 31, 2020, we incurred an insignificant amount of incremental administrative costs related to the COVID-19 pandemic. Additionally, we made a donation of approximately $0.3 million to the Life Science Cares’ COVID-19 Response Fund. The COVID-19 pandemic, including containment and mitigation measures; however, has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:

●	Day to Day Operations

Since March 16, 2020, our employees, including customer-facing employees, have been working remotely. The duration and extent of these restrictions are uncertain. We have developed plans to resume in-person work practices as we determine it to be safe to do so and pending relevant health authority guidance. We expect to incur additional expenses in 2020 related to the impact of the COVID-19 pandemic on our operations, including procurement of personal protective equipment for our employees and maintenance of our facilities to align with safety protocols.

●	Collaboration Agreement for North America with Allergan

We and our partner, Allergan, are focused on maintaining the availability of LINZESS for adult men and women suffering from IBS-C or CIC. The COVID-19 pandemic may negatively impact future net sales of LINZESS in the U.S., including as a result of reduced in-person promotion or potential changes in patient access to healthcare (including due to unemployment or modifications in insurance coverage) and payor reimbursement levels.

Additionally, the remote selling activities by our and Allergan’s customer-facing employees are excluded from the collaboration-related selling, general, and administrative expenses. The duration and amount of the full impact on net sales of LINZESS in the U.S., as well as the impact on collaborative arrangements revenue associated with sales of LINZESS in the U.S., remains uncertain.

●	Manufacturing and Supply Chain

We and Allergan continue to monitor the supply and availability of LINZESS for adult men and women suffering from IBS-C or CIC in the U.S. As of the date of this Form 10-Q, the COVID-19 pandemic has not caused significant disruptions to manufacturing operations or supply of LINZESS in the U.S. or of clinical trial material for our ongoing trials, and no significant additional costs have been incurred.

●	Clinical Development of GI Pipeline Candidates.

The COVID-19 pandemic has not impacted the anticipated timing of top-line data for our Phase II clinical trial with MD-7246 for the treatment of abdominal pain associated with IBS-D because that trial completed patient dosing prior to widespread impacts of the pandemic in North America. The COVID-19 pandemic has impacted, and is expected to continue impacting, enrollment of new patients into the Phase III clinical trials with IW-3718 for the treatment of refractory GERD. Research and development expenses related to IW-3718 clinical trials are expected to be delayed during the year ended December 31, 2020. The impact of the COVID-19 pandemic on the IW-3718 clinical trials is uncertain; however, aggregate clinical trial expenses over the duration of these trials is expected to increase.

There are significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. Although the COVID-19 pandemic did not materially impact our results of operations during the three months ended March 31, 2020, it could have a material adverse impact on our financial condition and results of operations in the future.

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2019 Annual Report on Form 10-K. There have not been any material changes from the contractual commitments and obligations previously disclosed in our 2019 Annual Report on Form 10-K.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2, Summary of Significant Accounting Policies, to our 2019 Annual Report on Form 10-K and Note 1, Nature of Business, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three months ended March 31, 2020 that had a material effect on our condensed consolidated financial statements included in this report.

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

The 2022 Convertible Notes are convertible into Class A Common Stock at an adjusted conversion rate of 68.9172 shares of Class A Common Stock (subject to adjustment as provided for in the 2022 Convertible Notes that are governed by an indenture, or the 2022 Indenture) per $1,000 principal amount of the 2022 Convertible Notes, which is equal to a conversion price of approximately $14.51 per share. The 2022 Convertible Notes will mature on June 15, 2022 unless earlier converted or repurchased. We will settle conversions of the 2022 Convertible Notes through payment or delivery, as the case may be, of cash, shares of our Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our option (subject to, and in accordance with, the settlement provisions of the 2022 Indenture). The 2022 Convertible Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of March 31, 2020, the fair value of the 2022 Convertible Notes was estimated by us to be approximately $124.7 million. The 2022 Convertible Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 8, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Convertible Note Hedge and Note Hedge Warrant Transactions with Respect to 2022 Convertible Notes

To minimize the impact of potential dilution to our common stock upon conversion of the 2022 Convertible Notes, we entered into Convertible Note Hedges to acquire, subject to customary adjustments, 23,135,435 shares of our Class A Common Stock at a strike price of $14.51 per share, as adjusted. Concurrently with entering into the Convertible Note Hedges, we entered into warrant transactions whereby we sold Note Hedge Warrants to acquire, subject to customary adjustments, 23,135,435 shares of our Class A Common Stock at a strike price of $18.82 per share, as adjusted. In August 2019, in connection with the repurchase of a portion of a portion of the 2022 Convertible Notes, we partially terminated the respective portion of the Convertible Note Hedges and Note Hedge Warrants. We remeasure the remaining Convertible Note Hedges and Note Hedge Warrants to fair value at each reporting date using the Black-Scholes option-pricing model, with changes in fair value recorded as (loss) gain on derivatives in our condensed consolidated statements of operations. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 8, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The initial conversion rate for each of the 2024 Convertible Notes and 2026 Convertible Notes is 74.6687 shares of Class A Common Stock (subject to adjustment as provided for in the applicable Indenture) per $1,000 principal amount of the 2024 Convertible Notes and 2026 Convertible Notes, which is equal to an initial conversion price of approximately $13.39 per share. The 2024 Convertible Notes will mature on June 15, 2024 and the 2026 Convertible Notes will mature on June 15, 2026, unless earlier converted or repurchased. We will settle conversions of the 2024 Convertible Notes and 2026 Convertible Notes through payment or delivery, as the case may be, of cash, shares of our Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our option (subject to, and in accordance with, the settlement provisions of the applicable Indenture). The 2024 Convertible Notes bear cash interest at the annual rate of 0.75% and the 2026 Convertible Notes bear cash interest at the annual rate of 1.50%, each payable on June 15 and December 15 of each year, which began on December 15, 2019. As of March 31, 2020, the fair value of the 2024 Convertible Notes and 2026 Convertible Notes was estimated by us to be approximately $202.1 million and approximately $202.4 million, respectively. The 2024 Convertible Notes and 2026 Convertible Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 8, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

In August 2019, in connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, we entered into the capped call transactions, or the Capped Calls, with certain financial institutions. Subject to customary anti-dilution and certain other adjustments, the Capped Calls cover the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. These instruments meet the conditions outlined in ASC Topic 815, Derivatives and Hedging, or ASC 815, to be classified in stockholders’ deficit on our condensed consolidated balance sheet and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Capped Calls are more fully described in Note 8, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk

We have no significant monetary assets or liabilities expected to be settled in foreign currency and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2020 and 2019 had a significant impact on our results of operations.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

As disclosed in Item 3, Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, we and Allergan plc (together with its affiliates), or Allergan, received Paragraph IV certification notice letters, or Notice Letters, regarding Abbreviated New Drug Applications, or ANDAs, submitted to the U.S. Food and Drug Administration, or U.S. FDA, by five generic drug manufacturers, including Teva Pharmaceuticals USA, Inc., or Teva, and Sandoz Inc., or Sandoz, requesting approval to engage in commercial manufacture, use, sale and offer for sale of proposed generic versions of LINZESS. All five manufacturers requested approval for their 145 mcg and 290 mcg generic doses of LINZESS and two requested additional approval for their 72 mcg generic doses of LINZESS. We and Allergan entered into settlement agreements with Teva on January 21, 2020 and Sandoz on January 3, 2020 resolving the action with respect to these parties. We and Allergan had previously entered into settlement agreements with the three other generic drug manufacturers. The settlement agreements with the five generic drug manufacturers provide for licenses to market their 145 mcg and 290 mcg generic versions of LINZESS, beginning as early as March 2029 (subject to U.S. FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur. In addition, we and Allergan had previously entered into a settlement agreement providing one generic drug manufacturer a license to market its 72 mcg generic version of LINZESS beginning in August 2030 (subject to U.S. FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur. The settlement with Teva does not grant any license to Teva with regard to its 72 mcg generic version of LINZESS

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, any of the factors described below could significantly and negatively affect our business, financial condition, results of operations or prospects. The trading price of our Class A Common Stock may decline due to these risks.

Risks Related to the COVID-19 Pandemic

Public health emergencies, epidemics, or pandemics, such as the COVID-19 pandemic, impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Donald Trump announced a national emergency relating to the pandemic. Government authorities in the U.S. have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. Both the outbreak of COVID-19 and the containment and mitigation efforts have a serious adverse impact on the U.S. economy and the economies of other countries around the world, the severity and duration of which are uncertain. Government stabilization efforts will only partially mitigate the consequences.

The COVID-19 pandemic has impacted, and is expected to continue to impact, our business and operations in a number of ways and there are significant uncertainties surrounding the extent and duration of such impacts. Factors that will influence the impact on our business and operations include the duration and extent of the outbreak, the extent of imposed or recommended containment and mitigation measures, and the general economic consequences of the pandemic. Addressing the impacts of the COVID-19 pandemic has, and likely will for an extended period, required significant time and has diverted the attention of our management, other employees and our board of directors.

Since March 16, 2020, our employees, including customer-facing employees, have been working remotely. Customer-facing employees are providing support virtually through telephone and web-based technologies. Additionally, all work-related travel has been discontinued. Although we have developed plans to resume in-person work practices, the extent and duration of our remote working arrangements remains uncertain. If our employees are unable to work from home effectively, for example due to illness, lack of resources or inadequate technology, and school and daycare closures, our business will be materially harmed.

In addition, limiting the ability of our sales representatives to meet with physicians and patients to visit doctors and pharmacists may have an extended negative impact on LINZESS sales. Moreover, the increase in virtual customer support, both by our and our competitors’ customer-facing employees, that was prompted by the COVID-19 pandemic, may fundamentally change our commercial model or the market strategy in the industry in the future. Should we be unable to evolve with any changes in the commercial landscape, we may be unable to maintain or grow our revenues from the commercialization of LINZESS or successfully commercialize future products. In addition, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, due to the impacts of the COVID-19 pandemic, including the related increase in unemployment in the U.S., may negatively impact our revenue from LINZESS. Moreover, impacts to healthcare access or administration (including, for example, limitations on medications or procedures deemed “non-essential” and reduced interaction between patients and physicians) due to the COVID-19 pandemic may impact demand for LINZESS and materially harm our business and commercialization efforts.

Revenue from LINZESS sales or the progression of our clinical trials will be affected should the COVID-19 pandemic cause significant disruptions to manufacturing operations or supply of LINZESS to the U.S., for example due to impacts of the COVID-19 pandemic on personnel involved in the manufacturing and supply of active pharmaceutical ingredient, or API, finished drug product or finished goods for linaclotide or our other product candidates, international travel and shipping restrictions, inability of vendors to provide services, closed manufacturing sites, or any other disruptions in the international supply chain.

The COVID-19 pandemic has impacted and is expected to continue to impact enrollment in our ongoing clinical trials, including enrollment of new patients into the Phase III clinical trials with IW-3718 for the treatment of refractory gastroesophageal reflex disease, or refractory GERD. As of the date of this Form 10-Q, most of the clinical trial sites have suspended screening new patients. Patients who are already enrolled in the trials also may discontinue participation due to the various impacts of the COVID-19 pandemic, including impacts on the healthcare system and daily life. Enrollment impacts to our Phase III clinical trials with IW-3718 have delayed the date by which we expect to receive top-line data for these trials; we may experience further delays, which may continue for an extended period of time, or other impacts to the trials, and we expect to incur increased aggregate expenses relating to the trials, each due to the COVID-19 pandemic. In addition, the progression of our pipeline assets could be impacted should any of our key vendors, including clinical research organizations, or CROs, and other clinical vendors, be unable to provide timely or sufficient services due to the impact of the COVID-19 pandemic.

The spread of COVID-19 is disrupting the U.S. healthcare and healthcare regulatory system. Capital markets in the U.S. and around the world have also been negatively impacted, which may harm our business, including our ability to obtain future financing. The COVID-19 pandemic, including containment and mitigation measures, has impacted our business and operations, and could have a material adverse impact on our financial condition and results of operations in the future, including for an extended period of time.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture API finished drug product and finished goods for linaclotide and our other product candidates. Beginning in 2020, each of our partners for linaclotide will be responsible for API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. Should we, or any of our partners or any third-party manufacturers we or our partners engage, experience setbacks or challenges in our manufacturing efforts, including setbacks related to the COVID-19 pandemic described further above, our development and commercialization efforts may be materially harmed. We or our partners have commercial supply agreements with independent third parties to manufacture linaclotide API.

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

Our partners and the third-party manufacturers we or our partners engage may experience problems with their respective manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics, including the COVID-19 pandemic. In addition, the raw materials necessary to make API for our products are acquired from a limited number of sources. Any delay or disruption in the availability of these raw materials or a change in raw material suppliers could result in production disruptions, delays or higher costs with consequent adverse effects on us.

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

In addition, as described above, since March 16, 2020, our employees, including customer-facing employees, have been working remotely. Customer-facing employees are providing support virtually through telephone and web-based technologies. Additionally, all work-related travel has been discontinued. The duration of these restrictions is uncertain. We have developed plans to resume in-person work practices as we determine it to be safe to do so and pending relevant health authority guidance. The virtual support we provide to customers may not be as effective as in-person efforts. If this were to occur, or if we, Allergan or any of our partners were unable to align on our strategy and development and commercial efforts as a result of the COVID-19 pandemic or otherwise, we may not be able to maintain or increase the revenues that we generate or our business may be otherwise materially harmed.

We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.

Our and our partner’s ability to commercialize our products successfully depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payors will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we may face increasing pressure to offer discounts or rebates from list prices or discounts to a greater number of third-party payors or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or Allergan will be able to negotiate or continue to negotiate pricing terms with third-party payors at levels that are profitable to us, or at all. Certain third-party payors also require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future. Our business would be materially adversely affected if we and our partners are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if government healthcare programs, private health insurers, including managed care organizations, or other reimbursing bodies or payors limit or reduce the indications for or conditions under which our products may be reimbursed. Moreover, as discussed above, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, as well as the impacts to healthcare access or administration (including, for example, limitations on medications or procedures deemed “non-essential,” reduced interaction between patients and physicians, and increased unemployment), due to the COVID-19 pandemic may materially harm our business and commercialization efforts.

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

The integration of our efforts with our partners’ efforts is subject to the uncertainty of the markets for pharmaceutical products in each partner’s respective territories, and accordingly, these relationships must evolve to meet any new challenges, including those arising out of the COVID-19 pandemic, that arise in those regions. These integrated functions may not be carried out effectively and efficiently if we fail to communicate and coordinate with our linaclotide partners, and vice versa. Our linaclotide partnering strategy imposes obligations, risks and operational requirements on us as the central node in our global network of partners. If we do not effectively communicate with each partner and ensure that the entire network is making integrated and cohesive decisions focused on the global brand for linaclotide, linaclotide will not achieve its maximum commercial potential. Further, we have limited ability to control the amount or timing of resources that our partners devote to linaclotide, particularly in light of the impact of the COVID-19 pandemic on our partners’ operations. If any of our partners fails to devote sufficient time and resources to linaclotide, or if its performance is substandard or otherwise hindered, it will delay the potential submission or approval of regulatory applications for linaclotide, as well as the manufacturing and commercialization of linaclotide in the particular territory. A material breach by any of our partners of our collaboration or license agreement with such partner, or a significant disagreement between us and a partner, could also delay the regulatory approval and commercialization of linaclotide, potentially lead to costly litigation, and could have a material adverse impact on our financial condition. Moreover, although we have non-compete restrictions in place with each of our linaclotide partners, they may have competitive products or relationships with other commercial entities, some of which may compete with us. If any of our partners competes with us or assists our competitors, it could harm our competitive position.

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

If any of the foregoing were to occur, our receipt of regulatory approval in the applicable jurisdiction could be delayed or we may never receive approval at all. Additionally, we cannot be certain of the duration or extent to which the COVID-19 pandemic may impact operations of regulatory authorities in jurisdictions around the world, and any reduction in resources dedicated to review and approval of products in applicable jurisdictions could delay or otherwise impact approval or other regulatory decisions or actions. Further, regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. If linaclotide is not approved for all indications or patient populations or with the label requested, this would limit the uses of linaclotide and have an adverse effect on its commercial potential or require costly post-marketing studies.

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

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2029 (except May 1, 2020 to December 31, 2020). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

We are also pursuing various other programs in our pipeline, including MD-7246, a delayed release form of linaclotide that is being developed as an oral, intestinal, non-opioid, pain relieving agent for patients suffering from abdominal pain associated with certain gastrointestinal diseases, the potential treatment of irritable bowel syndrome with diarrhea, and IW-3718, a gastric retentive formulation of a bile acid sequestrant for the potential treatment of refractory GERD, and the strength of our company’s pipeline will depend in large part on the outcomes of these studies. We may spend several years and make significant investments in developing any current or future internal product candidate, and failure may occur at any point. Our product candidates are in various stages of development and must satisfy rigorous standards of safety and efficacy before they can be approved for sale by the U.S. FDA. To satisfy these standards, we must allocate resources among our various development programs and we must engage in costly and lengthy research and development efforts, which are subject to unanticipated delays and other significant uncertainties. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing competitive drugs, be proven safe and effective in clinical trials, or meet applicable regulatory standards. It is possible that none of the product candidates we are developing will be approved for commercial sale, which would impair our ability to grow.

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

Delays in the completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the ongoing COVID-19 pandemic, including restrictions on activities imposed by government authorities in response;

●	obtaining regulatory approval to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	manufacturing sufficient quantities of a product candidate for use in clinical trials;

●	obtaining institutional review board approval to conduct a clinical trial at a prospective site;

●	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the treatment of similar conditions; and

●	maintaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.

Specifically, the COVID-19 pandemic has impacted and is expected to continue to impact enrollment of new patients into the Phase III clinical trials with IW-3718 for the treatment of refractory GERD. As of the date of this Form 10-Q, most of the clinical trial sites have suspended screening new patients. Patients who are already enrolled in the trials also may discontinue participation due to the various impacts of the COVID-19 pandemic on the healthcare system and daily life. Enrollment impacts to our Phase III clinical trials with IW-3718 have delayed the date by which we expect to receive top-line data for these trials; we may experience further delays, which may continue for an extended period of time, or other impacts to the trials, and we expect to incur increased aggregate expenses relating to the trials, each due to the COVID-19 pandemic.

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

We are highly dependent on the drug research, development, regulatory, commercial, financial and other expertise of our management, particularly Mark Mallon, our chief executive officer; Gina Consylman, our senior vice president, chief financial officer, and treasurer; Conor Kilroy, our senior vice president, general counsel and secretary; Thomas A. McCourt, our president; Jason Rickard, our senior vice president and chief operating officer and Michael Shetzline, our senior vice president, chief medical officer and head of drug development. Transitions in our senior management team and other key employees, or the unavailability of any such persons for any reason (including due to the COVID-19 pandemic), may disrupt our operations or otherwise harm our business. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of our patients, clinical trial participants and employees. We also rely to a large extent on information technology systems to operate our business, including to deliver our products. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our large and complex information technology and infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. While we have invested in information technology and security and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. Further, while some or all of our workforce, and those of our partners, vendors and other third-party providers, work remotely as a result of the COVID-19 pandemic or otherwise, we may have greater vulnerability to cyberattacks or other losses of confidential information, as well as interruptions in information technology systems. Any such interruptions, losses or breaches would substantially impair our ability to operate our business and would compromise our, or our partners, vendors and other third-party providers, networks. and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business. While we maintain cyber liability insurance, this insurance may not be sufficient to cover the losses that may result from an interruption or breach of our (or our partners’, vendors’ and third-party providers’) systems.

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

We have several issued patents in the U.S. related to LINZESS (linaclotide), including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) expiring in 2026. Additional U.S. patents related to LINZESS include multiple patents relating to our commercial, room temperature stable formulations of the 145 mcg and 290 mcg doses of linaclotide and methods of using these formulations, the latest of which expires in the early 2030s, as well as other patents covering processes for making LINZESS, formulations thereof, and molecules related to LINZESS. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the U.S. Patent and Trademark Office, or the USPTO, in the future. In addition, we have several pending patent applications in the U.S. For example, we are pursuing patent applications that cover the commercial formulation of the 72 mcg dose of LINZESS. We believe in the strength of our LINZESS patent portfolio and that we have sufficient freedom to operate; however, if any of our present or future patents is invalidated, or our pending patent applications are not granted, our ability to prevent third parties from competing with LINZESS could be limited and our business and financial results may be materially harmed.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, and debt issuances, including our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes, and our August 2019 issuance of our 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and our 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes (together with the 2022 Convertible Notes and the 2024 Convertible Notes, the Convertible Senior Notes). We currently derive a significant portion of our revenue from our LINZESS collaboration with Allergan for the U.S. We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Such revenue is highly dependent on LINZESS demand and other factors such as wholesaler buying patterns. Our collaborative arrangements revenue outside of the U.S. has and may continue to fluctuate as a result of the timing and amount of royalties from sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval, as well as clinical and commercial milestones received and recognized under our current and future strategic partnerships outside of the U.S. Additionally, our sale of API outside of the U.S. has fluctuated in the past and will significantly decrease in 2020. Under the terms of our amended and restated agreements with both Astellas and AstraZeneca, entered into in August 2019 and September 2019, respectively, we will no longer be responsible for the supply of linaclotide API to Astellas or AstraZeneca beginning in 2020.

Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of March 31, 2020, we had an accumulated deficit of approximately $1.6 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed, particularly in light of the negative financial impact that the COVID-19 pandemic may have on our business in the future. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our product development programs or commercialization efforts.

We have previously raised funds to finance our operations through capital raising activities, including the sale of shares of our Class A Common Stock in public offerings and convertible and other debt issuances. However, marketing and selling primary care drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

In June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Convertible Notes bearing an annual interest rate of 2.25%. In August 2019, we issued $200.0 million aggregate principal amount of our 2024 Convertible Notes bearing an annual interest rate of 0.75% and $200.0 million aggregate principal amount of our 2026 Convertible Notes bearing an annual interest rate of 1.50%, and we used a portion of the proceeds from this offering to repurchase $215.0 million aggregate principal amount of the 2022 Convertible Notes. Semi-annual payments on our 2022 Convertible Notes began on December 15, 2015 and semi-annual payments on each of our 2024 Convertible Notes and 2026 Convertible Notes began on December 15, 2019. We expect that for the next few years, at a minimum, the net quarterly payments from Allergan will be a significant source of cash flows from operations. If the cash flows derived from the net quarterly payments that we receive from Allergan under the collaboration agreement for North America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether Allergan will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and Allergan under the collaboration agreement for North America. Accordingly, since we cannot guarantee that our company will maintain net income or positive cash flows, we cannot provide assurances that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from Allergan, (ii) there will be a net quarterly payment from Allergan at all or (iii) we will not also be required to make a true-up payment to Allergan under the collaboration agreement for North America, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of March 31, 2020, we had total indebtedness of approximately $520.7 million and available cash and cash equivalents of approximately $231.1 million. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences on our business, including:

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

In addition, while none of the indentures governing our Convertible Senior Notes includes covenants restricting the operation of our business except in certain limited circumstances, in the event of a default under any of the Convertible Senior Notes, the applicable noteholders or the trustee under the indenture governing the applicable Convertible Senior Notes may accelerate our payment obligations under such Convertible Senior Notes, which could have a material adverse effect on our business, financial condition and results of operations. We are also required to offer to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of our company (other than an acquisition in which at least 90% of the consideration is Class A Common Stock listed on The Nasdaq Global or Global Select Market or The New York Stock Exchange), subject to the terms of each of the indenture governing the Convertible Senior Notes. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of our company that would otherwise be beneficial to our security holders.

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

We expect our operating results to be subject to frequent fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

●	the level of underlying demand for our products in the countries in which they are approved;

●	wholesalers’ buying patterns with respect to our products;

●	the costs associated with commercializing our products in the U.S.;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

●	any excess or obsolete inventory or impairments of assets or goodwill, and associated write-downs;

●	any variations in the level of expenses related to our development programs;

●	addition or termination of clinical trials;

●	regulatory developments affecting our products and product candidates;

●	any material lawsuit in which we may become involved; and

●	the impact of the COVID-19 pandemic or other public health epidemics, including containment or mitigation measures, or natural disasters.

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

We expect that the price of our Class A Common Stock will fluctuate substantially.

The market price of our Class A Common Stock may be highly volatile due to many factors, including:

●	the commercial performance of our products in the countries in which they are approved, as well as the costs associated with such activities;

●	any third-party coverage and reimbursement policies for our products;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	developments, litigation or public concern about the safety of our products or our potential products;

●	announcements of the introduction of new products by us or our competitors;

●	announcements concerning product development results, including clinical trial results, or intellectual property rights of us or others;

●	actual and anticipated fluctuations in our quarterly and annual operating results;

●	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

●	sales of additional shares of our Class A Common Stock or sales of securities convertible into Class A Common Stock or the perception that these sales might occur;

●	additions or departures of key personnel;

●	developments concerning current or future collaboration, partnership, licensing or other strategic arrangements;

●	discussion of us or our stock price in the financial or scientific press or in online investor communities; and

●	the impact of the COVID-19 pandemic or other public health epidemics, including containment or mitigation measures, or natural disasters.

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

10.1#

Amended and Restated 2010 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 of Ironwood Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020.

10.2*#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan.
10.3*#	Amended and Restated Executive Severance Agreement, February 26, 2019, between Ironwood Pharmaceuticals, Inc. and Halley Gilbert.
10.4*#	Separation Agreement, dated as revised February 18, 2020, between Ironwood Pharmaceuticals, Inc. and Halley Gilbert.
10.5*#	Services Agreement, February 29, 2020, between Ironwood Pharmaceuticals, Inc. and Halley Gilbert.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

*     Filed herewith.

‡     Furnished herewith.

#	Management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: May 6, 2020	By:	/s/ MARK MALLON
Mark Mallon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2020	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)