Form 10-Q
period 2020-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2020-08-06
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 159,978,137 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

●	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
●	the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.;

●	the execution of the launches and commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners;

●	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;

●	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;

●	our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale;

●	our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements;

●	the ability of our product candidates to meet existing or future regulatory standards;

●	the safety profile and related adverse events of our products and our product candidates;

●	the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;

●	our and our partners’ ability to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;

●	our and our partners’ ability to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements;

●	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;

●	the in-licensing or acquisition of externally discovered businesses, products or technologies, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions;

●	our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, real estate needs and concentration of voting control, as well as the timing and drivers thereof, and internal control over financial reporting;

●	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions and capped call transactions described herein;

●	inventory levels and write downs, or asset impairments, and the drivers thereof, and inventory purchase commitments;

●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products and product candidates;

●	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;

●	trends and challenges in our potential markets;

●	our ability to attract and motivate key personnel;

●	any benefits or costs of the separation of the Company’s operations into two independent, publicly traded companies, including the tax treatment;

●	the financial and operational impacts of the COVID-19 pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements revenue and marketing efforts, manufacturing and supply chain and clinical development of our pipeline; and

●	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$253,252	$177,023
Accounts receivable, net	105,379	11,279
Related party accounts receivable, net	—	105,967
Inventory, net	—	648
Prepaid expenses and other current assets	14,394	10,685
Restricted cash	1,250	1,250
Total current assets	374,275	306,852
Restricted cash, net of current portion	971	971
Accounts receivable, net of current portion	22,995	32,597
Property and equipment, net	11,190	12,429
Operating lease right-of-use assets	17,156	17,743
Convertible note hedges	16,131	31,366
Other assets	820	790
Total assets	$443,538	$402,748
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,104	$3,978
Related party accounts payable, net	751	1,509
Accrued research and development costs	2,400	2,956
Accrued expenses and other current liabilities	17,955	30,465
Current portion of operating lease liabilities	2,610	1,146
Deferred revenue	875	875
Total current liabilities	26,695	40,929
Note hedge warrants	12,958	24,260
Convertible senior notes	418,924	407,994
Operating lease obligations, net of current portion	21,211	22,082
Other liabilities	602	734
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 159,976,245 issued and outstanding at June 30, 2020 and 500,000,000 shares authorized and 157,535,962 shares issued and outstanding at December 31, 2019	160	158
Additional paid-in capital	1,506,671	1,478,823
Accumulated deficit	(1,543,683)	(1,572,232)
Total stockholders’ deficit	(36,852)	(93,251)
Total liabilities and stockholders’ deficit	$443,538	$402,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Collaborative arrangements revenue	$89,423	$77,322	$163,868	$143,474
Sale of active pharmaceutical ingredient	9	24,893	5,507	27,471
Total revenues	89,432	102,215	169,375	170,945
Cost and expenses:
Cost of revenues	—	11,313	2,239	12,356
Research and development	22,076	28,758	50,103	60,956
Selling, general and administrative	34,643	43,246	71,093	92,341
Gain on lease modification	—	(3,169)	—	(3,169)
Restructuring expenses	—	490	—	3,818
Total cost and expenses	56,719	80,638	123,435	166,302
Income from operations	32,713	21,577	45,940	4,643
Other (expense) income:
Interest expense	(7,318)	(9,430)	(14,538)	(19,022)
Interest and investment income	276	668	1,053	1,404
(Loss) gain on derivatives	(467)	(672)	(3,933)	3,272
Other income	—	140	27	140
Other expense, net	(7,509)	(9,294)	(17,391)	(14,206)
Net income (loss) from continuing operations	25,204	12,283	28,549	(9,563)
Net loss from discontinued operations	—	—	—	(37,438)
Net income (loss) and comprehensive income (loss)	$25,204	$12,283	$28,549	$(47,001)

Net income (loss) per share from continuing operations—basic and diluted	$0.16	$0.08	$0.18	$(0.06)
Net loss per share from discontinued operations—basic and diluted	$—	$—	$—	$(0.24)
Net income (loss) per share—basic and diluted	$0.16	$0.08	$0.18	$(0.30)

Weighted average shares used in computing net income (loss) per share—basic:	159,407	155,849	158,890	155,405
Weighted average shares used in computing net income (loss) per share—diluted:	159,920	155,849	160,032	155,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2019	157,535,962	$158	$1,478,823	$(1,572,232)	$(93,251)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,832,164	1	11,984	—	11,985
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,364	—	6,364
Net income	—	—	—	3,345	3,345
Balance at March 31, 2020	159,368,126	$159	$1,497,171	$(1,568,887)	$(71,557)
Issuance of common stock related to share-based awards and employee stock purchase plan	608,119	1	2,409	—	2,410
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,091	—	7,091
Net income	—	—	—	25,204	25,204
Balance at June 30, 2020	159,976,245	$160	$1,506,671	$(1,543,683)	$(36,852)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2018	154,414,691	$154	$1,394,603	$(1,591,128)	$(196,371)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,210,858	2	3,486	—	3,488
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	14,988	—	14,988
Net loss	—	—	—	(59,284)	(59,284)
Balance at March 31, 2019	155,625,549	$156	$1,413,077	$(1,650,412)	$(237,179)
Issuance of common stock related to share-based awards and employee stock purchase plan, net of cancellations	621,588	—	1,801	—	1,801
Share-based compensation expense related to share-based awards and employee stock purchase plan	195,195	—	6,337	—	6,337
Dividend of sGC business	—	—	—	(2,609)	(2,609)
Net income	—	—	—	12,283	12,283
Balance at June 30, 2019	156,442,332	$156	$1,421,215	$(1,640,738)	$(219,367)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$28,549	$(47,001)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,322	1,539
Loss on disposal of property and equipment	423	109
Share-based compensation expense	13,455	20,271
Gain on lease modification	—	(3,169)
Change in fair value of note hedge warrants	(11,302)	16,428
Change in fair value of convertible note hedges	15,235	(19,700)
Non-cash interest expense	10,930	9,300
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	21,469	(21,529)
Prepaid expenses and other current assets	(3,638)	2,647
Inventory, net	648	(635)
Other assets	(30)	(6)
Accounts payable, related party accounts payable and accrued expenses	(13,861)	(25,205)
Accrued research and development costs	(556)	2,335
Operating lease right-of-use assets	587	6,315
Operating lease liabilities	593	(4,685)
Other liabilities	(133)	—
Net cash provided by (used in) continuing operating activities	63,691	(62,986)
Net cash provided by discontinued operating activities	—	11,364
Net cash provided by (used in) operating activities	63,691	(51,622)
Cash flows from investing activities:
Purchases of property and equipment	(1,814)	(1,444)
Proceeds from sale of property and equipment	—	261
Net cash used in continuing investing activities	(1,814)	(1,183)
Net cash used in discontinued investing activities	—	(4,223)
Net cash used in investing activities	(1,814)	(5,406)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	14,352	5,204
Payments on 8.375% Notes due 2026	—	(21,469)
Net cash provided by (used in) continuing financing activities	14,352	(16,265)
Net cash used in discontinued financing activities	—	—
Net cash provided by (used in) financing activities	14,352	(16,265)
Net increase (decrease) in cash, cash equivalents and restricted cash	76,229	(73,293)
Cash, cash equivalents and restricted cash, beginning of period	179,244	180,848
Cash, cash equivalents and restricted cash, end of period	$255,473	$107,555

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$253,252	$98,908
Restricted cash	2,221	8,647
Total cash, cash equivalents, and restricted cash	$255,473	$107,555

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

The Company has strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world. The Company and its partner, AbbVie Inc. (together with its affiliates, “AbbVie”) (successor to Allergan plc (together with its affiliates) (“Allergan”)), began commercializing LINZESS in the U.S. in December 2012.

In May 2020, AbbVie announced the completion of its acquisition of Allergan. The Company’s collaboration, now with AbbVie, for the development and commercialization of linaclotide in North America, and the Company’s license, now to AbbVie, to develop and commercialize linaclotide in all countries worldwide other than China (including Hong Kong and Macau) and Japan, remain in effect. Under the Company’s collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between the Company and AbbVie. AbbVie also has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China (including Hong Kong and Macau), Japan and the countries and territories of North America (the “AbbVie License Territory”). On a country-by-country and product-by-product basis in the AbbVie License Territory, AbbVie pays the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, AbbVie has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.

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

In October 2012, the Company and AstraZeneca AB (together with its affiliates) (“AstraZeneca”) entered into a collaboration agreement to co-develop and co-commercialize linaclotide in China (including Hong Kong and Macau) (the “AstraZeneca License Territory”). In September 2019, the Company amended and restated its existing collaboration agreement with AstraZeneca. As of September 16, 2019, AstraZeneca obtained the exclusive right to develop, manufacture, and commercialize products containing linaclotide in the AstraZeneca License Territory (Note 4). In November 2019, AstraZeneca began commercializing LINZESS for the treatment of adults with IBS-C in China.

The Company and AbbVie are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In June 2019, the Company announced positive topline data from its Phase IIIb trial demonstrating the efficacy and safety of LINZESS 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort, in adult patients with IBS-C.

The Company also is developing IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of refractory gastroesophageal reflux disease (“refractory GERD”). In June 2018, the Company initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with refractory GERD.

The Company and AbbVie were developing MD-7246, a delayed release formulation of linaclotide. In May 2020, the Company and AbbVie announced top-line data from a Phase II trial evaluating MD-7246 in adult patients with abdominal pain associated with irritable bowel syndrome with diarrhea. The Phase II trial did not meet its primary or key secondary endpoints. Based on these findings, the Company and AbbVie are discontinuing the development of MD-7246.

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

The agreements described above, as well as other of the Company’s agreements, are more fully described in Note 4, Collaboration, License, Co-Promotion and Other Commercial Agreements, to these condensed consolidated financial statements.

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

In August 2019, the Company issued $200.0 million in aggregate principal amount of 0.75% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”) and $200.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). The Company received net proceeds of approximately $391.0 million from the sale of the 2024 Convertible Notes and the 2026 Convertible Notes, after deducting fees and expenses of approximately $9.0 million (Note 8). The proceeds from the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes were used in August 2019 to pay the cost of associated capped call transactions (the “Capped Calls”) and to repurchase $215.0 million aggregate principal amount of the existing 2.25% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) and in September 2019 to redeem all of the outstanding principal balance of the 8.375% Notes due 2026.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of June 30, 2020, and the results of its operations for the three and six months ended June 30, 2020 and 2019, its statements of stockholders’ deficit for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

The Company has presented its sGC business as discontinued operations in its condensed consolidated financial statements for all periods presented (Note 2). For periods following the Separation, the Company continues to report financial results under one business segment.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries as of June 30, 2020, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. Cyclerion was a wholly-owned subsidiary until it became an independent, publicly-traded company on April 1, 2019. All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2019 Annual Report on Form 10-K. During the six months ended June 30, 2020, the Company did not adopt any additional significant accounting policies, except as outlined below.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2020 that had a material effect on its condensed consolidated financial statements.

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

Pursuant to the transition service agreements, the Company was obligated to provide and was entitled to receive certain transition services related to corporate functions, such as finance, procurement, facilities and development. Services provided by the Company to Cyclerion were to continue for an initial term of one to two years from the date of the Separation (as applicable), unless earlier terminated or extended according to the terms of the transition services agreement. Services provided by Cyclerion to the Company continued for a term of one year from the date of the Separation. Services received and performed under each transition services agreement were paid at a mutually agreed upon rate. Amounts received for services provided to Cyclerion were recorded as other income and amounts paid for services provided by Cyclerion were recorded as selling, general and administrative expense and research and development expense, as applicable. The transition services agreements terminated on March 31, 2020. During the three months ended March 31, 2020, the Company recorded an insignificant amount of income as other income for services provided to Cyclerion. During each of the three and six months ended June 30, 2019, the Company recorded an insignificant amount of other income for services provided to Cyclerion. During the three months ended March 31, 2020, the Company recorded an insignificant amount of expense in selling, general and administrative expense for services provided by Cyclerion. During each of the three and six months ended June 30, 2019, the Company recorded an insignificant amount of expense in both selling, general and administrative expense and research and development expense for services provided by Cyclerion.

Pursuant to the development agreement, Cyclerion is obligated to provide the Company with certain research and development services with respect to certain of Ironwood’s products and product candidates, including MD-7246 and IW-3718. Such research and development activities are governed by a joint steering committee comprised of representatives from both Cyclerion and Ironwood. Services received are paid at a mutually agreed upon rate. The Company recorded approximately $0.8 million and approximately $1.8 million in research and development expenses under the development agreement during the three and six months ended June 30, 2020, respectively. The Company recorded approximately $1.7 million in research and development expenses under the development agreement during each of the three and six months ended June 30, 2019.

Discontinued Operations

Upon Separation, the Company determined its sGC business qualified for discontinued operations accounting treatment in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. There were no sGC expenses related to Cyclerion for the six months ended June 30, 2020. The following is a summary of sGC expenses related to Cyclerion for the six months ended June 30, 2019 (in thousands):

Six months ended
June 30,
2019
Costs and expenses:
Research and development	21,792
Selling, general and administrative	15,646
Net loss from discontinued operations	37,438

There were no assets or liabilities related to discontinued operations as of June 30, 2020 or December 31, 2019, as all balances were transferred to Cyclerion upon Separation.

3. Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

In June 2015, in connection with the issuance of the 2022 Convertible Notes (Note 8), the Company entered into convertible note hedge transactions (“Convertible Note Hedges”). The Convertible Note Hedges are generally expected to reduce the potential dilution to the Company’s Class A common stockholders upon a conversion of the 2022 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2022 Convertible Notes in the event that the market price per share of the Company’s Class A Common Stock, as measured under the terms of the Convertible Note Hedges, is greater than the conversion price of the 2022 Convertible Notes. The Convertible Note Hedges are not considered for purposes of calculating the number of diluted weighted average shares outstanding, as their effect would be antidilutive.

Concurrently with entering into the Convertible Note Hedges, the Company also sold note hedge warrants (“Note Hedge Warrants”), to the Convertible Note Hedge counterparties to acquire shares of the Company’s Class A

Common Stock, subject to customary anti-dilution adjustments (Note 8). The Note Hedge Warrants could have a dilutive effect on the Company’s Class A Common Stock to the extent that the market price per share of the Class A Common Stock exceeds the applicable strike price of such warrants. The Note Hedge Warrants are not considered for purposes of calculating the number of diluted weighted averages shares outstanding, as their effect would be anti-dilutive.

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

As applicable, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, when their effect would be anti-dilutive (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Options to purchase Class A Common Stock	14,828	19,324
Shares subject to repurchase	174	182
Time-vesting restricted stock units	5,012	2,799
Performance-based restricted stock units	586	—
Note Hedge Warrants	8,318	23,135
2022 Convertible Notes	8,318	23,135
2024 Convertible Notes	14,934	—
2026 Convertible Notes	14,934	—
	67,104	68,575

4. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the three and six months ended June 30, 2020, the Company had linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The Company also had an agreement with Alnylam to perform disease awareness activities for AHP and sales detailing activities for GIVLAARI. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue and sale of API primarily attributable to transactions from these arrangements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Collaborative Arrangements Revenue	2020	2019	2020	2019
Linaclotide Collaboration and License Agreements
AbbVie (North America)	$86,926	$75,498	$158,618	$140,283
AbbVie (Europe and other)	440	262	1,083	682
AstraZeneca (China, including Hong Kong and Macau)	187	—	519	—
Astellas (Japan)	504	—	983	—
Co-Promotion and Other Agreements:
AbbVie (VIBERZI)(1)	—	1,239	—	1,239
Alnylam (GIVLAARI)	1,061	—	2,006	—
Other	305	323	659	1,270
Total collaborative arrangements revenue	$89,423	$77,322	$163,868	$143,474
Sale of API
Linaclotide Agreements:
Astellas (Japan)	$—	$24,893	$—	$27,468
AstraZeneca (China, including Hong Kong and Macau)	9	—	5,507	—
Other	—	—	—	3
Total sale of API	$9	$24,893	$5,507	$27,471

(1) The Company’s agreement with AbbVie to perform sales detailing activities for VIBERZI® (eluxadoline) terminated as of December 31, 2019.

Accounts receivable, net, included approximately $128.4 million related to collaborative arrangements revenue and sale of API, collectively, as of June 30, 2020, including approximately $88.3 million, net of accounts payable of approximately $3.6 million from the Company’s partner AbbVie. Accounts receivable, net, included approximately $43.9 million related to collaborative arrangements revenue and sale of API, collectively, as of December 31, 2019.

The Company previously reflected amounts due from Allergan prior to its acquisition by AbbVie as related party accounts receivable. Related party accounts receivable, net, included approximately $110.1 million related to collaborative arrangements revenue, net of approximately $4.1 million related to related party accounts payable to Allergan prior to the transaction with AbbVie, at December 31, 2019. Following acquisition of Allergan by AbbVie, the Company determined that AbbVie is not a related party to the Company (Note 10).

At both June 30, 2020 and December 31, 2019, deferred revenue was approximately $0.9 million related to the disease education and promotional agreement with Alnylam.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners.

Linaclotide Agreements

Collaboration Agreement for North America with AbbVie

In September 2007, the Company entered into a collaboration agreement with AbbVie to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with AbbVie all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens’ percent based on net sales in Canada and Mexico. AbbVie is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At June 30, 2020, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraints have been lifted.

During the three and six months ended June 30, 2020, the Company incurred approximately $6.2 million and approximately $12.9 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and six months ended June 30, 2019, the Company incurred approximately $9.6 million and approximately $19.6 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred approximately $0.5 million and approximately $1.2 million in research and development costs during the three and six months ended June 30, 2020, respectively, and offset approximately $2.4 million and approximately $5.6 million in incremental research and development costs during the three and six months ended June 30, 2019, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

The Company and AbbVie began commercializing LINZESS in the U.S. in December 2012. The Company receives 50% of the net profits and bears 50% of the net losses from the commercial sale of LINZESS in the U.S. Net profits or net losses consist of net sales of LINZESS to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. LINZESS net sales are calculated and recorded by AbbVie and may include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions.

The Company evaluated its collaboration arrangement for North America with AbbVie under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that all development-period performance obligations had been satisfied as of September 2012. However, the Company has determined that there are three remaining commercial-period performance obligations, which include the sales detailing of LINZESS, participation in the joint commercialization committee, and approved additional trials. The consideration remaining includes cost reimbursements in the U.S., as well as commercial sales-based milestones and net profit and loss sharing payments based on net sales in the U.S. Additionally, the Company receives royalties in the mid-teens’ percent based on net sales in Canada and Mexico. Royalties, commercial sales-based milestones, and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, in accordance with the sales-based royalty exception, as these payments relate predominately to the license granted to AbbVie. The Company records royalty revenue in the period earned based on royalty reports from its partner, if available, or based on the projected sales and historical trends. The cost reimbursements received from AbbVie during the commercialization period will be recognized as earned in accordance with the right-to-invoice practical expedient, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

Under the Company’s collaboration agreement with AbbVie for North America, LINZESS net sales are calculated and recorded by AbbVie and include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions, as noted above. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis less commercial expenses and presents the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. This treatment is in accordance with the Company’s revenue recognition policy, given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with AbbVie for North America. The Company relies on AbbVie to provide accurate and complete information related to net sales of LINZESS in accordance with U.S. generally accepted accounting principles in order to calculate its settlement payments to and from AbbVie and record collaboration expense or collaborative arrangements revenue, as applicable.

The Company recognized collaborative arrangements revenue from the AbbVie collaboration agreement for North America during the three and six months ended June 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$86,503	$74,973	$157,645	$139,267
Royalty revenue	423	525	973	1,016
Total collaborative arrangements revenue	$86,926	$75,498	$158,618	$140,283

The collaborative arrangements revenue recognized in the three and six months ended June 30, 2020 and 2019 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Selling, general and administrative costs incurred by the Company(1)	$(3,936)	$(10,359)	$(12,610)	$(20,636)
(1)	Excludes an insignificant amount and approximately $0.4 million for the three and six months ended June 30, 2020, respectively, and excludes approximately $0.8 million and approximately $1.3 million for the three and six months ended June 30, 2019, respectively, related to patent prosecution and patent litigation costs recognized in connection with the collaboration agreement with AbbVie for North America.

In May 2014, CONSTELLA became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized approximately $0.4 million and approximately $1.0 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2020, respectively. The Company recognized approximately $0.5 million and approximately $1.0 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2019, respectively.

License Agreement with AbbVie (All countries other than the countries and territories of North America, China, (including Hong Kong and Macau), and Japan)

In April 2009, the Company entered into a license agreement with Almirall, S.A. (“Almirall”) to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions (the “European License Agreement”). In accordance with the European License Agreement, the Company granted Almirall a right to access its U.S. Phase III clinical trial data for the purposes of supporting European regulatory approval. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to AbbVie.

Additionally, in October 2015, the Company and AbbVie separately entered into an amendment to the European License Agreement relating to the development and commercialization of linaclotide in Europe. Pursuant to the terms of the amendment, (i) certain sales-based milestones payable to the Company under the European License Agreement were modified to increase the total milestone payments such that, when aggregated with certain commercial launch milestones, they could total up to $42.5 million, (ii) the royalties payable to the Company during the term of the European License Agreement were modified such that the royalties based on sales volume in Europe begin in the mid-single digit percent and escalate to the upper-teens percent by calendar year 2019, and (iii) AbbVie assumed responsibility for the manufacturing of linaclotide API for Europe from the Company, as well as the associated costs. The Company concluded that the 2015 amendment to the European License Agreement was not a modification to the linaclotide collaboration agreement with AbbVie for North America.

In January 2017, the Company and AbbVie entered into an amendment to the European License Agreement (the “2017 Amendment”). The 2017 Amendment extended the license to develop and commercialize linaclotide in all countries other than China (including Hong Kong and Macau), Japan, and the countries and territories of North America.

On a country-by-country and product-by-product basis in such additional territory, AbbVie is obligated to pay the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in the expanded territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. The 2017 Amendment did not modify any of the milestones or royalty terms related to Europe.

In evaluating the terms of the European License Agreement and the 2017 Amendment under ASC 606, the Company determined that there are no remaining performance obligations. However, the Company continues to be eligible to receive consideration in the form of commercial launch milestones, sales-based milestones, and royalties.

The commercial launch milestones, sales-based milestones and royalties under the European License Agreement and the 2017 Amendment relate predominantly to the license granted to AbbVie. The Company records royalties on sales of CONSTELLA in Europe in the period earned based on royalty reports from its partner, if available, or the projected sales and historical trends under the sales-based royalty exception. The commercial launch milestones are recognized as revenue when it is probable that a significant reversal of revenue would not occur and the associated constraint has been lifted.

The Company recognized approximately $0.4 million and approximately $1.1 million of royalty revenue from the 2017 Amendment during the three and six months ended June 30, 2020, respectively. The Company recognized approximately $0.3 million and approximately $0.7 million of royalty revenue from the 2017 Amendment during the three and six months ended June 30, 2019, respectively.

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

During the three and six months ended June 30, 2019, the Company recognized approximately $24.9 million and approximately $27.5 million, respectively, from the sale of API to Astellas under the 2009 License Agreement with Astellas and the Astellas Commercial Supply Agreement. The royalties on sales of LINZESS in Japan did not exceed the transfer price of API sold and other contractual deductions during each of the periods presented.

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

In connection with the execution of the Amended Astellas License Agreement, Astellas paid the Company a non-refundable upfront payment of $10.0 million in August 2019. Further, beginning in 2020, Astellas, in lieu of the royalty payment terms set forth in the 2009 License Agreement with Astellas, is required to pay royalties to the Company at rates beginning in the mid-single digit percent and escalating to low-double-digit percent, based on aggregate annual net sales in Japan of products containing linaclotide API. These royalty payments will be subject to reduction following the expiration of certain licensed patents and the occurrence of generic competition in Japan. The Company continued to supply linaclotide API for Japan during 2019 at a contractually defined rate. Additionally, Astellas reimbursed the Company for the Company’s performance of adverse event reporting services at a fixed monthly rate until such services were terminated in February 2020.

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

The Company recognized approximately $0.5 million and approximately $1.0 million in collaborative arrangements revenue during the three and six months ended June 30, 2020, respectively, under the Amended Astellas License Agreement, of which approximately $0.5 million and approximately $0.9 million related to royalties, respectively.

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

During the three and six months ended June 30, 2019, the Company incurred no costs and offset an insignificant amount of costs related to R&D Services and JDC services, respectively, under the AstraZeneca Collaboration Agreement. During the three and six months ended June 30, 2019, the Company recognized no revenue and an insignificant amount of revenue, respectively, related to the sale of linaclotide drug product and API under the AstraZeneca Collaboration Agreement. Additionally, the Company incurred approximately $0.3 million and approximately $0.5 million in costs related to pre-launch commercial services and supply chain services during the three and six months ended June 30, 2019, respectively.

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

The Company evaluated the Amended AstraZeneca Agreement in accordance with ASC 606 and determined that it would be accounted for as a separate contract because it adds a distinct good or service at an amount that reflects standalone selling price. The following performance obligations under the Amended AstraZeneca Agreement were identified:

●	delivery of the expanded AstraZeneca License;
●	AstraZeneca TSA services; and
●	supply of linaclotide API, finished drug product and finished goods under the AstraZeneca CSA.

The Company determined that the non-contingent payments should be allocated to the delivery of the AstraZeneca License. The non-contingent payments totaling $35.0 million will be paid in installments through 2024. The Company determined that the performance obligation related to the transfer of the AstraZeneca License was satisfied as of the execution date of the Amended AstraZeneca Agreement. As a portion of the payments relating to the transfer of the AstraZeneca License are due significantly after the performance obligation was satisfied, the Company adjusted its transaction price for the significant financing component of approximately $2.6 million. Accordingly, the Company recognized approximately $32.4 million relating to the delivery of the AstraZeneca License as collaborative arrangements revenue at contract inception and will recognize the approximately $2.6 million relating to the significant financing component as interest income through 2024 using the effective interest method. Consideration allocated to the AstraZeneca TSA services will be recognized as collaborative arrangements revenue as such services are provided over the performance period using an output method based on the amount to which the Company has a right to invoice. Consideration for the supply of linaclotide API, finished drug product and finished goods under the AstraZeneca CSA was recognized over the performance period using an output method as linaclotide API, finished drug product and finished goods are shipped to AstraZeneca.

During the three and six months ended June 30, 2020, the Company recognized approximately $0.2 million and approximately $0.4 million, respectively, in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to the AstraZeneca TSA services. During the three and six months ended June 30, 2020, the Company recognized an insignificant amount and approximately $0.2 million, respectively, in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to royalties. During the three and six months ended June 30, 2020, the Company recognized an insignificant amount and approximately $5.5 million, respectively, of sale of API on its condensed consolidated statement of operations relating to the supply of linaclotide finished drug product and finished goods, under the AstraZeneca CSA. The Company recognized approximately $0.2 million and approximately $0.4 million, respectively, in interest income related to the significant financing component of the Amended AstraZeneca Agreement during the three and six months ended June 30, 2020.

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

During the three and six months ended June 30, 2020, the Company recognized approximately $1.1 million and approximately $2.0 million, respectively in collaborative arrangements revenue, of which approximately $0.9 million and approximately $1.8 million, respectively, related to the service fees and approximately $0.2 million and approximately $0.2 million, respectively, related to royalties. At both June 30, 2020 and December 31, 2019, the Company had a deferred revenue balance of approximately $0.9 million related to advance billings of service fees.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one agreement, the Company may be required to pay up to $18.0 million for regulatory milestones, none of which had been paid as of June 30, 2020. Pursuant to the terms of another license agreement, the Company recognized no collaborative arrangements revenue during the three months ended June 30, 2019 and recognized approximately $0.5 million in collaborative arrangements revenue during the six months ended June 30, 2019, related to a nonrefundable upfront payment. The Company is eligible to receive up to $63.5 million in development and sales-based milestones, as well as royalties as a percentage of net sales of a product, under the terms of this agreement. The Company did not record any research and development expense associated with the Company’s other collaboration and license agreements during each of the three and six months ended June 30, 2020 and 2019.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$238,230	$238,230	$—	$—
Restricted cash:
Money market funds	2,221	2,221	—	—
Convertible Note Hedges	16,131	—	—	16,131
Total assets measured at fair value	$256,582	$240,451	$—	$16,131
Liabilities:
Note Hedge Warrants	$12,958	$—	$—	$12,958
Total liabilities measured at fair value	$12,958	$—	$—	$12,958

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$139,190	$139,190	$—	$—
Repurchase agreements	37,800	37,800	—	—
Restricted cash:
Money market funds	2,221	2,221	—	—
Convertible Note Hedges	31,366	—	—	31,366
Total assets measured at fair value	$210,577	$179,211	$—	$31,366
Liabilities:
Note Hedge Warrants	$24,260	$—	$—	$24,260
Total liabilities measured at fair value	$24,260	$—	$—	$24,260

There were no transfers between fair value measurement levels during each of the three and six months ended June 30, 2020 or 2019.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued research and development costs, accrued expenses and other current liabilities, deferred revenue and current portion of operating lease obligations at June 30, 2020 and December 31, 2019 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants with Respect to 2022 Convertible Notes

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, respectively, and are classified as Level 3 measurements under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of June 30, 2020 included the price per share of the Company’s Class A Common Stock, expected terms of the derivative instruments, strike prices of the derivative instruments, risk-free interest rates, and expected volatility of the Company’s Class A Common Stock. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of June 30, 2020 and December 31, 2019:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2020		2019
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	0.2%	0.2%	1.6%	1.6%
Expected term	2.0	2.5	2.5	3.0
Stock price (2)	$10.32	$10.32	$13.31	$13.31
Strike price (3)	$14.51	$18.82	$14.51	$18.82
Common stock volatility (4)	54.4%	52.7%	49.1%	46.5%
Dividend yield (5)	—%	—%	—%	—%
(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the quarters ended June 30, 2020 and December 31, 2019, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting date and changes in fair value are recorded in other (expense) income, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2019 through June 30, 2020 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2019	$31,366	$(24,260)
Change in fair value, recorded as a component of (loss) gain on derivatives	(15,235)	11,302
Balance at June 30, 2020	$16,131	$(12,958)

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

The estimated fair value of the 2022 Convertible Notes was approximately $126.4 million and approximately $141.3 million as of June 30, 2020 and December 31, 2019, respectively. The estimated fair value of the 2024 Convertible Notes was approximately $206.0 million and approximately $235.7 million as of June 30, 2020 and December 31, 2019, respectively. The estimated fair value of the 2026 Convertible Notes was approximately $206.3 million and approximately $240.1 million as of June 30, 2020 and December 31, 2019, respectively.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued incentive compensation	$5,522	$11,760
Accrued vacation	3,484	2,540
Salaries	2,662	2,973
Professional fees	2,313	1,421
Other employee benefits	1,072	1,260
Accrued interest	301	301
Other	2,601	10,210
	$17,955	$30,465

As of June 30, 2020, other accrued expenses of approximately $2.6 million included approximately $1.0 million related to sales and marketing projects and approximately $0.8 million related to information technology service contracts.

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

7. Leases

Effective January 1, 2019, the Company adopted ASC 842, Leases, using the optional transition method. The Company’s lease portfolio for the three and six months ended June 30, 2020 includes: leases for its current headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost during period(1)	$633	$3,155	$1,266	$7,680
Variable lease payments	360	654	732	654
Short-term lease cost	—	379	—	768
Total lease cost	$993	$4,188	$1,998	$9,102
(1)	Operating lease cost is presented net of approximately $0.3 million of sublease income for each of the three and six months ended June 30, 2019. Sublease income relates to a sublease agreement between Ironwood and Cyclerion executed upon the Separation. The sublease agreement terminated in May 2019.

Supplemental cash flow information related to leases for the periods reported is as follows:

	Six Months Ended
	June 30,
	2020	2019
Right-of-use assets obtained in exchange for new operating lease upon adoption of ASC 842 (in thousands)	$—	$88,299
Adjustment to right-of-use assets as a result of the lease modification at the Separation date (in thousands)	—	(40,427)
Adjustment to right-of-use assets as a result of the termination of the Binney Street Lease (in thousands)	—	(34,440)
Right-of-use assets obtained in exchange for new operating lease liabilities(1) (in thousands)	—	18,452
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	86	6,619
Weighted-average remaining lease term of operating leases (in years)	9.7	7.9
Weighted-average discount rate of operating leases	5.8%	5.3%

(1) Relates to right-of-use assets and operating lease liabilities for the Summer Street Lease (as defined below).

Future minimum lease payments under non-cancelable operating leases as of June 30, 2020 are as follows (in thousands):

Operating
Lease
Payments
2020(1)	$1,060
2021	3,128
2022	3,129
2023	3,065
2024	3,126
2025 and thereafter	18,044
Total future minimum lease payments	31,552
Less: present value adjustment	(7,731)
Operating lease liabilities at June 30, 2020	23,821
Less: current portion of operating lease liabilities	(2,610)
Operating lease liabilities, net of current portion	$21,211

(1) For the six months ending December 31, 2020.

Summer Street Lease (current headquarters)

On June 11, 2019, the Company entered into a non-cancelable operating lease (the “Summer Street Lease”) for approximately 39,000 square feet of office space on the 23rd floor of 100 Summer Street, Boston, Massachusetts (the “Summer Street Property”). The Summer Street Property began serving as the Company’s headquarters in October 2019, replacing its prior headquarters at 301 Binney Street in Cambridge, Massachusetts. The Summer Street Lease terminates on June 11, 2030 and includes an option to extend the term of the lease for an additional five years at a market base rental rate, a 2% annual rent escalation, free rent periods, and a tenant improvement allowance. The rent expense for the Summer Street Property, inclusive of the escalating rent payments and lease incentives, is recognized on a straight-line basis over the lease term. Additionally, the Summer Street Lease requires a letter of credit to secure the Company’s obligations under the lease agreement of approximately $1.0 million, which is collateralized by a money market account recorded as non-current restricted cash on the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

At lease inception, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of approximately 5.8%. At June 30, 2020, the balances of the right-of-use asset and operating lease liability were approximately $17.2 million and approximately $23.5 million, respectively. At December 31, 2019, the balances of the right-of-use asset and operating lease liability were approximately $17.7 million and approximately $22.8 million, respectively.

Lease cost related to the Summer Street Lease recorded during the three and six months ended June 30, 2020 was approximately $0.7 million and approximately $1.3 million, respectively. Lease cost related to the Summer Street Lease recorded during each of the three and six months ended June 30, 2019 was approximately $0.2 million.

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

On April 1, 2019, the Company modified its lease with BMR-Rogers Street LLC (“Binney Street Landlord”), to reduce its leased premises to approximately 108,000 rentable square feet of office space on the first and third floors. The surrendered portion of approximately 114,000 rentable square feet on the first and second floor of the building was then occupied by Cyclerion under a direct lease between Cyclerion and the Binney Street Landlord. As a result of the modification, the Company adjusted the value of its right-of-use asset and operating lease liability using an incremental borrowing rate of approximately 5.1%, and recognized a gain of approximately $3.2 million, which was recorded as a reduction to operating expenses on its condensed consolidated statement of operations. The Company elected to determine the proportionate reduction in the right-of-use asset based on the reduction to the lease liability and will apply that methodology consistently to all comparable future modifications that decrease the scope of the lease.

On June 11, 2019, the Company entered into a lease termination agreement (the “Lease Termination”) with the Binney Street Landlord to terminate the Company’s lease for approximately 108,000 square feet of office space. The Lease Termination was effective during the fourth quarter of 2019 in exchange for an approximately $9.0 million payment to the Binney Street Landlord. The Company determined that the Lease Termination would be accounted for as a lease modification that reduces the term of the existing lease. As a result of this modification, the Company adjusted the value of its right-of-use asset and operating lease liability using an incremental borrowing rate of approximately 4.0%.

Lease cost related to the Binney Street Lease recorded during the three and six months ended June 30, 2019 was approximately $3.6 million and approximately $8.0 million, respectively, net of sublease income of approximately $0.3 million in each period.

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

At June 30, 2020 and December 31, 2019, the lease liability associated with the Data Center Lease was approximately $0.4 million and approximately $0.4 million, respectively.

Costs related to the Data Center Lease were insignificant for each of the three and six months ended June 30, 2020 and 2019, respectively.

Vehicle fleet leases

During April 2018, the Company entered into a master services agreement containing 12-month leases (the “2018 Vehicle Leases”) for vehicles within its fleet for its field-based sales force and medical science liaisons. These leases are classified as short-term in accordance with the practical expedient in ASC 842. The 2018 Vehicle Leases expire at varying times beginning in June 2019, with a monthly renewal provision. In accordance with the terms of the 2018 Vehicle Leases, the Company maintains a letter of credit securing its obligation under the lease agreements of $1.3 million, which is collateralized by a money market account recorded as current restricted cash on the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

Lease cost related to the 2018 Vehicle Leases was approximately $0.4 million and approximately $0.7 million for the three and six months ended June 30, 2020, respectively. Lease cost related to the 2018 Vehicle Leases was approximately $0.4 million and approximately $0.8 million for the three and six months ended June 30, 2019, respectively.

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

The Company’s outstanding balances for the convertible senior notes as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Liability component:
Principal:
2022 Convertible Notes	$120,699	$120,699
2024 Convertible Notes	200,000	200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt discount	(94,475)	(104,700)
Less: unamortized debt issuance costs	(7,300)	(8,005)
Net carrying amount	$418,924	$407,994
Equity component:
2022 Convertible Notes	19,807	19,807
2024 Convertible Notes	41,152	41,152
2026 Convertible Notes	51,350	51,350
Total equity component	$112,309	$112,309

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

The Company determined the expected life of the 2022 Convertible Notes was equal to their seven-year term. From the date of the partial repurchase of the 2022 Convertible Notes in August 2019 through June 30, 2020, the effective interest rate on the liability component of the 2022 Convertible Notes was 9.6%.

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective interest rates on the liability components of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through June 30, 2020 was 6.2% and 6.5%, respectively.

The following table sets forth total interest expense recognized related to convertible senior notes during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,802	$1,889	$3,609	$3,777
Amortization of debt issuance costs	360	283	705	555
Amortization of debt discount	5,156	4,164	10,224	8,239
Total interest expense	$7,318	$6,336	$14,538	$12,571

Future minimum payments under the convertible senior notes as of June 30, 2020 are as follows (in thousands):

2020(1)	$3,608
2021	7,216
2022	126,556
2023	4,500
2024	203,750
2025	3,000
2026 and Thereafter	201,500
Total future minimum payments under the convertible senior notes	550,130
Less: amounts representing interest	(29,431)
Less: unamortized debt discount	(94,475)
Less: unamortized debt issuance costs	(7,300)
Convertible senior notes balance	$418,924

(1) For the six months ending December 31, 2020.

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

In August 2019, concurrently with the repurchase of $215.0 million aggregate principal amount of the 2022 Convertible Notes, the Company terminated the respective portion of the Convertible Note Hedges and Note Hedge Warrants. The Company received approximately $3.2 million of termination payments from the counterparties of the Convertible Note Hedges and Note Hedge Warrants during the year ended December 31, 2019.

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

9. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$1,405	$1,179	$2,801	$4,098
Selling, general and administrative	5,686	5,021	10,654	15,519
Restructuring expenses	—	137	—	654
	$7,091	$6,337	$13,455	$20,271

In February 2019, following further analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately 35 employees, primarily based in the home office. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded an insignificant amount of share-based compensation expense and approximately $0.7 million to restructuring expenses for the three and six months ended June 30, 2019, respectively.

In April 2019, in connection with the Separation, all outstanding share-based payment awards were modified in accordance with the equity conversion-related provisions of the employee matters agreement with Cyclerion. No share-based compensation expense was recognized in connection with the modifications. Additionally, modifications with respect to the Company’s Employee Stock Purchase Plan (“ESPP”) were made due to the change in share price as a result of the Separation. As a result of the modification to the ESPP, the Company recorded share-based compensation expense of approximately $0.3 million during each of the three and six months ended June 30, 2019.

In connection with certain other modifications of share-based payment awards for the six months ended June 30, 2020, the Company recognized an insignificant amount in share-based compensation expense. In connection with certain other modifications of share-based payment awards during the three and six months ended June 30, 2019, the Company recognized no expense and approximately $2.4 million in share-based compensation expense.

10. Related Party Transactions

In May 2020, AbbVie announced the completion of its acquisition of Allergan. The Company’s collaboration, now with AbbVie, for the development and commercialization of linaclotide in North America, and the Company’s license, now to AbbVie, to develop and commercialize linaclotide in all countries worldwide other than China (including Hong Kong and Macau) and Japan, remain in effect. Under the collaboration agreement, the Company and AbbVie equally support the development and commercialization of linaclotide (Note 4).

The Company previously reflected amounts due to and due from Allergan prior to its acquisition by AbbVie as related party accounts payable and related party accounts receivable, respectively. Following the acquisition of Allergan by AbbVie, the Company determined that AbbVie is not a related party to the Company. As such, only historical amounts paid to and received from Allergan (prior to its acquisition by AbbVie) are considered related party accounts payable and related party accounts receivable, respectively. Balances of related party accounts payable and related party accounts receivable, respectively, were reported net of any balances due to or from the related party. As of December 31, 2019, the Company had approximately $106.0 million in related party accounts receivable, net of related party accounts payable, associated with Allergan, (prior to its acquisition by AbbVie).

In connection with the Separation, the Company executed certain contracts with Cyclerion whose President and Chief Scientific Officer became a member of the Company’s Board of Directors in April 2019 (Note 2). As of June 30, 2020, the Company had approximately $0.8 million of accounts payable due to Cyclerion. As of December 31, 2019, the Company had an insignificant amount of accounts receivable and approximately $1.5 million of accounts payable due from and to Cyclerion, respectively. The transition services agreements with Cyclerion terminated on March 31, 2020.

11. Workforce Reduction

On February 7, 2019, following analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately 35 employees, primarily based in the home office. During the three and six months ended June 30, 2019, the Company recorded approximately $0.5 million and approximately $3.8 million, respectively, of costs including employee severance, benefits, and related costs that are reflected in the condensed consolidated statement of operations as restructuring expenses.

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

In May 2020, AbbVie Inc. (together with its affiliates), or AbbVie, (successor to Allergan plc (together with its affiliates), or Allergan) announced the completion of its acquisition of Allergan. Our collaboration, now with AbbVie, for the development and commercialization of linaclotide in North America, and our license, now to AbbVie, to develop and commercialize linaclotide in all countries worldwide other than China (including Hong Kong and Macau) and Japan, remain in effect.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie in the U.S., AstraZeneca AB (together with its affiliates), or AstraZeneca, in China (including Hong Kong and Macau) and Astellas Pharma Inc., or Astellas, in Japan.

We are also developing IW-3718, a gastric retentive formulation of a bile acid sequestrant for the potential treatment of refractory gastroesophageal reflux disease, or refractory GERD. In June 2018, we initiated two Phase III clinical trials evaluating the safety and efficacy of IW-3718 in patients with refractory GERD. In line with new U.S. FDA guidance on statistical considerations for trials impacted by COVID-19, we stopped enrollment of study subjects into one of our two Phase III clinical trials for IW-3718 to conduct an early efficacy assessment. We are continuing to enroll patients in the other Phase III clinical trial for IW-3718.

We and AbbVie were developing MD-7246, a delayed release formulation of linaclotide, as an oral, intestinal, non-opioid, pain-relieving agent for patients with abdominal pain associated with certain GI diseases. In May 2020, we and AbbVie announced top-line data from a Phase II trial evaluating MD-7246 in adult patients with abdominal pain associated with irritable bowel syndrome with diarrhea, or IBS-D. The Phase II trial did not meet its primary or key secondary endpoints. Based on these findings, we and AbbVie are discontinuing the development of MD-7246.

We are also leveraging our leading capabilities in GI to bring additional treatment options to GI patients. This includes our U.S. disease education and promotional agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for

Alnylam’s GIVLAARI™ (givosiran), an RNAi therapeutic targeting aminolevulinic acid synthase 1, for the treatment of acute hepatic porphyria.

In January 2020, we and AbbVie entered into settlement agreements with Sandoz Inc. and Teva Pharmaceuticals, USA resolving patent litigation brought in response to the last outstanding abbreviated new drug applications seeking approval to market generic versions of LINZESS prior to the expiration of our and AbbVie’s applicable patents.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019 when we recorded net income for the year of approximately $21.5 million, we incurred net losses in each year since our inception in 1998. For the three and six months ended June 30, 2020, we recorded net income of approximately $25.2 million and approximately $28.5 million, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $1.5 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

In December 2019, a novel strain of coronavirus, or COVID-19, emerged in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Donald Trump announced a national emergency relating to the pandemic. There continues to be significant uncertainty surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. During the three and six months ended June 30, 2020, the COVID-19 pandemic resulted in changes to our business and operations which impacted our financial condition and results of operations, as more fully described below in Trends and Uncertainties. The COVID-19 pandemic may have a material adverse impact on our business and our financial condition in the future.

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

We record our share of the net profits and losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. Net profits or losses consist of net sales to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. Although we expect net sales to increase over time, the settlement payments between AbbVie and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling, general and administrative expenses incurred by each party. In addition, our collaborative arrangements revenue may fluctuate as a result of the timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of linaclotide in the European, Canadian or Mexican markets or any other markets where linaclotide receives approval.

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

Research and Development Expense. Research and development expense consists of expenses incurred in connection with the research into and development of product candidates. These expenses consist primarily of compensation, benefits and other employee-related expenses, research and development related facility costs, third-party contract costs relating to nonclinical study and clinical trial activities, development of manufacturing processes, regulatory registration of third-party manufacturing facilities, as well as licensing fees for our product candidates. We charge all research and development expenses to operations as incurred. Under our linaclotide collaboration agreements with AbbVie for the U.S. and, prior to the execution of the Amended AstraZeneca Agreement in September 2019, AstraZeneca for China (including Hong Kong and Macau), we were reimbursed for certain research and development activities and we netted these reimbursements against our research and development expenses as incurred. Amounts owed to AbbVie on an ongoing basis, or AstraZeneca prior to the execution of the Amended AstraZeneca Agreement, under our respective collaboration agreements were recorded as incremental research and development expense.

The core of our research and development strategy is to leverage our demonstrated expertise and capabilities in GI diseases to bring multiple medicines to patients. We are developing innovative product opportunities in areas of large unmet need, including IBS-C and CIC, and refractory GERD.

Linaclotide. Our commercial product, linaclotide, is available to adult men and women suffering from IBS-C or CIC in certain countries around the world. LINZESS is commercially available in the U.S. for the treatment of IBS-C or CIC in adults. Linaclotide also is approved and commercially available in China, Japan and in a number of E.U. and other countries.

We and AbbVie continue to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In January 2017, the U.S. FDA approved a 72 mcg dose of LINZESS for adults with CIC, which became available in the U.S. in March 2017. In June 2019, we announced positive topline data from our Phase IIIb trial demonstrating the efficacy and safety of linaclotide 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort in adult patients with IBS-C. We submitted a Supplemental New Drug Application to the U.S. FDA in November 2019 to seek a more comprehensive description of the effects of LINZESS on its approved label.

We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. Clinical pediatric programs in IBS-C and functional constipation are currently ongoing.

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

The COVID-19 pandemic has impacted enrollment of new patients into the Phase III clinical trials with IW-3718. Most of the clinical trial sites were not screening new patients during the second quarter due to the suspension of in-person procedures required to enroll patients and lower patient participation compared to pre-COVID levels. In line with new U.S. FDA guidance on statistical considerations for trials impacted by COVID-19, we stopped enrollment of study subjects into one of our two Phase III clinical trials for IW-3718 to conduct an early efficacy assessment. Many clinical sites have now resumed screening new patients in our ongoing clinical trial for IW-3718; however, enrollment continues to be slower than prior to the COVID-19 pandemic. The impact of COVID-19 on our clinical trials with IW-3718 is more fully described below in Trends and Uncertainties.

MD-7246. We and AbbVie were developing MD-7246, a delayed release formulation of linaclotide. MD-7246 was designed to have the pain-relieving effect of linaclotide with minimal impact on bowel function. In May 2020, we and AbbVie announced top-line data from a Phase II trial evaluating MD-7246 in adult patients with abdominal pain associated with IBS-D. The Phase II trial did not meet its primary or key secondary endpoints. Based on these findings, we and AbbVie are discontinuing the development of MD-7246.

Early research and development. After the Separation, our early research and development efforts have been focused on supporting our development stage GI programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating potential external development stage GI programs.

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2020 and 2019. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

X
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Linaclotide(1)	$6,362	$8,284	$14,149	$18,147
Lesinurad(2)	—	155	—	371
IW-3718	13,629	18,562	32,522	35,464
Early research and development	2,085	1,757	3,432	6,974
Total research and development expenses	$22,076	$28,758	$50,103	$60,956
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.

Since 2004, the date we began tracking costs by program, we have incurred approximately $515.8 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by AbbVie for the U.S. and AstraZeneca for China (including Hong Kong and Macau), prior to the execution of the Amended AstraZeneca Agreement in August 2019, and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

In connection with the U.S. FDA approval of LINZESS, we were required to conduct certain nonclinical and clinical studies including those aimed at further understanding the safety profile of linaclotide. We and AbbVie completed such additional studies and determined that: (a) orally administered linaclotide was not detected in breast milk, (b) there is little or no evidence of any potential for antibodies to be developed to linaclotide, and (c) there were no signs or symptoms of an immunogenic response to linaclotide. The results observed do not alter the known safety profile for linaclotide based on the clinical studies and post-marketing experience to-date. In addition, we and AbbVie established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the efficacy and safety of LINZESS in pediatric patients. Clinical pediatric programs in IBS-C and functional constipation are currently ongoing.

We and AbbVie are also exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. We cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide for other geographic markets within IBS-C and CIC, or in additional indications, populations or formulations.

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

We include AbbVie’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from AbbVie as collaboration expense or collaborative arrangements revenue, respectively.

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

Interest and investment income consists of interest earned on our cash and cash equivalents as well as significant financing components identified under ASC Topic 606, Revenue from Contracts with Customers, or ASC 606.

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

Discontinued Operations. We have recast all 2019 historical expenses directly associated with our sGC business as discontinued operations in accordance with ASC Subtopic 250-20, Discontinued Operations. For additional information refer to Note 2, Cyclerion Separation, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

During the three and six months ended June 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 13, 2020, or the 2019 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$89,423	$77,322	$163,868	$143,474
Sale of active pharmaceutical ingredient	9	24,893	5,507	27,471
Total revenues	89,432	102,215	169,375	170,945
Cost and expenses:
Cost of revenues	—	11,313	2,239	12,356
Research and development	22,076	28,758	50,103	60,956
Selling, general and administrative	34,643	43,246	71,093	92,341
Gain on lease modification	—	(3,169)	—	(3,169)
Restructuring expenses	—	490	—	3,818
Total cost and expenses	56,719	80,638	123,435	166,302
Income from operations	32,713	21,577	45,940	4,643
Other (expense) income:
Interest expense	(7,318)	(9,430)	(14,538)	(19,022)
Interest and investment income	276	668	1,053	1,404
(Loss) gain on derivatives	(467)	(672)	(3,933)	3,272
Other income	—	140	27	140
Other expense, net	(7,509)	(9,294)	(17,391)	(14,206)
Net income (loss) from continuing operations	25,204	12,283	28,549	(9,563)
Net loss from discontinued operations	—	—	—	(37,438)
Net income (loss)	$25,204	$12,283	$28,549	$(47,001)

Three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)				(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$89,423	$77,322	$12,101	16%	$163,868	$143,474	$20,394	14%
Sale of active pharmaceutical ingredient	9	24,893	(24,884)	(100)%	5,507	27,471	(21,964)	(80)%
Total revenues	$89,432	102,215	(12,783)	(13)%	169,375	170,945	(1,570)	(1)%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of approximately $12.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily related to an approximately $11.5 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand and lower collaboration-related selling expenses due to the COVID-19 pandemic and an approximately $0.8 million increase in royalty revenue. These increases were partially offset by an approximately $0.4 million decrease in co-promotion revenue.

The increase in revenue from collaborative arrangements of approximately $20.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily related to an approximately $18.4 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand and lower collaboration-related selling expenses due to the COVID-19 pandemic; an approximately $1.6 million increase in royalty revenue; and an approximately $0.5 million increase in co-promotion revenue. These increases were partially offset by a $0.5 million decrease in upfront payments received in connection with a license agreement executed in the first half of 2019.

Sale of Active Pharmaceutical Ingredient. The decrease in sale of API of approximately $24.9 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to an approximately $24.9 million decrease in sales of API to Astellas in Japan.

The decrease in sale of API of approximately $22.0 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, respectively, was primarily due to an approximately $27.5 million decrease in sales of API to Astellas in Japan, offset by an approximately $5.5 million increase in sales of API, drug product, and finished goods to AstraZeneca in China.

Cost and Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenues	$—	$11,313	$(11,313)	(100)%	$2,239	$12,356	$(10,117)	(82)%
Research and development	22,076	28,758	(6,682)	(23)%	50,103	60,956	(10,853)	(18)%
Selling, general and administrative	34,643	43,246	(8,603)	(20)%	71,093	92,341	(21,248)	(23)%
Gain on lease modification	—	(3,169)	3,169	(100)%	—	(3,169)	3,169	(100)%
Restructuring expenses	—	490	(490)	(100)%	—	3,818	(3,818)	(100)%
Total cost and expenses	$56,719	$80,638	$(23,919)	(30)%	$123,435	$166,302	$(42,867)	(26)%

Cost of Revenue. The decrease of approximately $11.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was related to a decrease in cost of revenues as a result of a decrease in linaclotide API sales to Astellas in Japan. The decrease of approximately $10.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily related to an approximately $12.3 million decrease in cost of revenues as a result of a decrease in linaclotide API sales to Astellas in Japan, offset by an approximately $2.2 million increase in cost of revenues related to sales of API, drug product, and finished goods to AstraZeneca in China.

Research and Development Expense. The decrease in research and development expense of approximately $6.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily related to a decrease of approximately $6.0 million in external development costs related to IW-3718; a decrease of approximately $0.9 million in operating expenses, including facilities and IT-related costs; and a decrease of approximately $0.7 million in research costs related to our early research and development efforts. These decreases were partially offset by an increase of approximately $1.2 million in compensation, benefits and other employee-related expenses.

The decrease in research and development expense of approximately $10.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily related to a decrease of approximately $4.9 million in external development costs related to IW-3718; a decrease of $2.5 million in facilities and operating costs due to change in headquarters location; a decrease of approximately $2.3 million in compensation, benefits and other employee-related expenses; a decrease of approximately $1.1 million in research costs related to our early research and development efforts; and a decrease of approximately $0.8 million in IT-related costs. These decreases were partially offset by an increase of approximately $1.1 million related to linaclotide development.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased approximately $8.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The approximately $8.6 million decrease in selling, general and administrative expense included an approximately $5.6 million decrease in costs associated with the Separation which was completed on April 1, 2019, and an approximately $3.0 million decrease in non-Separation costs. The approximately $5.6 million decrease in Separation costs includes an approximately $2.1 million decrease in compensation, benefits, and employee-related expenses; an approximately $1.4 million decrease in facilities costs primarily due to our change in headquarters location; an approximately $1.2 million decrease in consulting and investment banking costs; and an approximately $0.9 million decrease in legal costs. The approximately $3.0 million decrease in non-Separation costs includes an approximately $1.9 million decrease in legal costs; an approximately $1.8 million decrease in sales and marketing programs; and an approximately $1.6 million decrease in facilities costs. These decreases in non-Separation costs were partially offset by an approximately $1.7 million increase in compensation, benefits and employee-related expenses and an approximately $0.9 million increase in consulting costs.

Selling, general and administrative expenses decreased approximately $21.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease of approximately $21.2 million was primarily due to decreases in non-Separation costs of approximately $11.2 million and an approximately $10.0 million decrease in costs associated with the Separation. The approximately $11.2 million decrease in non-Separation costs includes an approximately $3.2 million decrease in other compensation, benefits and employee-related expenses; an approximately $2.8 million decrease in facilities and other operating costs primarily due to our change in headquarters location; an approximately $2.8 million decrease in legal costs; and approximately $1.7 million decrease in post-marketing requirements for lesinurad as a result of our termination of the license agreement with AstraZeneca for the development, manufacture, and commercialization of products in the U.S. containing lesinurad as a an active ingredient; and an approximately $1.2 million decrease in sales and marketing programs. The approximately $10.0 million decrease in costs associated with the Separation includes an approximately $6.0 million decrease in compensation, benefits, and employee-related expenses; an approximately $1.9 million decrease in facilities costs; an approximately $1.2 million decrease in consulting and investment banking costs; and an approximately $0.9 million decrease in legal costs.

Gain on Lease Modification. The gain on lease modification of approximately $3.2 million for each of the three and six months ended June 30, 2019 was due to the modification of the Binney Street Lease in 2019 in connection with the Separation.

Restructuring Expenses. The decrease in restructuring expenses of approximately $0.5 million and approximately $3.8 million, respectively, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was due to costs associated with the workforce reduction that occurred in February 2019.

Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(7,318)	$(9,430)	$2,112	(22)%	$(14,538)	$(19,022)	$4,484	(24)%
Interest and investment income	276	668	(392)	(59)%	1,053	1,404	(351)	(25)%
(Loss) gain on derivatives	(467)	(672)	205	(31)%	(3,933)	3,272	(7,205)	(220)%
Other income	—	140	(140)	(100)%	27	140	(113)	(81)%
Total other expense, net	$(7,509)	$(9,294)	$1,785	(19)%	$(17,391)	$(14,206)	$(3,185)	22%

Interest Expense. Interest expense decreased by approximately $2.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to a decrease of approximately $3.9 million in interest expense related to the 2022 Convertible Notes and a decrease of approximately $3.1 million in interest expense associated with the 2026 Notes that were fully redeemed in September 2019, partially offset by an increase of approximately $2.5 million in interest expense associated with the 2024 Convertible Notes and an increase of approximately $2.4 million in interest expense associated with the 2026 Convertible Notes.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019 interest expense decreased by approximately $4.5 million due to a decrease of approximately $7.7 million in interest expense related to the 2022 Convertible Notes and a decrease of approximately $6.5 million in interest expense associated with the 2026 Notes that were fully redeemed in September 2019, partially offset by an increase of approximately $4.9 million in interest expense associated with the 2024 Convertible Notes and an increase of approximately $4.8 million in interest expense associated with the 2026 Convertible Notes.

Interest and Investment Income. Interest and investment income decreased by approximately $0.4 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, resulting primarily from a decrease in investment income of approximately $0.6 million due to lower investment interest rates, partially offset by an increase in interest income of $0.2 million related to the significant financing component of long-term receivables.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, interest and investment income decreased by approximately $0.4 million resulting primarily from a decrease in investment income of approximately $0.8 million due to lower investment interest rates, partially offset by an increase in interest income of approximately $0.4 million due to the significant financing component of long-term receivables.

(Loss) Gain on Derivatives. For the three months ended June 30, 2020, we recorded a loss on derivatives of approximately $0.5 million resulting from an approximately $0.3 million increase in the fair value of the Convertible Note Hedges and an approximately $0.8 million increase in the fair value of the Note Hedge Warrants. For the three months ended June 30, 2019, we recorded a loss on derivatives of approximately $0.7 million resulting from an approximately $10.1 million increase in the fair value of the Convertible Note Hedges and an approximately $10.8 million increase in the fair value of the Note Hedge Warrants.

For the six months ended June 30, 2020, we recorded a loss on derivatives of approximately $3.9 million resulting from an approximately $15.2 million decrease in the fair value of the Convertible Note Hedges and an approximately $11.3 million decrease in the fair value of the Note Hedge Warrants. For the six months ended June 30, 2019, we recorded a gain on derivatives of approximately $3.3 million resulting from an approximately $19.7 million increase in the fair value of the Convertible Note Hedges and an approximately $16.4 million increase in the fair value of the Note Hedge Warrants.

Other Income. Other income decreased by an insignificant amount during each of the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 due to income related to a transition service agreement with Cyclerion.

Net Loss from Discontinued Operations

There was no net loss from discontinued operations for each of the three and six months ended June 30, 2020. There was no net loss from discontinued operations for the three months ended June 30, 2019, and net loss from discontinued operations was approximately $37.4 million for the six months ended June 30, 2019. For additional information on discontinued operations, see Note 2, Cyclerion Separation, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of June 30, 2020, we had approximately $253.3 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least AA- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to achieve liquidity and capital preservation objectives.

During the six months ended June 30, 2020, our balances of cash and cash equivalents increased by approximately $76.2 million. Net cash provided by operating activities totaled approximately $63.7 million as a result of decreases in the cash required to operate our business, including payments related to, among other things, research and development, and selling, general and administrative expenses. Additionally, cash provided by financing activities totaled approximately $14.4 million in proceeds from the exercise of stock options. These cash inflows were partially offset by approximately $1.8 million in capital expenditures.

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

The COVID-19 pandemic is disrupting the U.S. healthcare system, as well as global capital markets. There continues to be significant uncertainty surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. The COVID-19 pandemic could have a material adverse impact on our financial condition and results of operations in the future, including by impacting our ability to obtain financing. The impact of COVID-19 on our business and financial condition is more fully described below in Trends and Uncertainties.

Sources of Liquidity

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and, as of June 30, 2020, we had an accumulated deficit of approximately $1.5 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, in February 2010, and approximately $413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including up-front and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $324.0 million of net proceeds from the private placement of our 2022 Convertible Notes in June 2015, and approximately $391.0 million of net proceeds from the private placement of our 2024 Convertible Notes and 2026 Convertible Notes in August 2019.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, AbbVie, in December 2012, and we currently derive a significant portion of our revenue from this collaboration. In addition, we are deploying significant resources to advance product opportunities in IBS-C and CIC and refractory GERD, as well as to fulfill U.S. FDA requirements for linaclotide. We have also historically derived revenue from the sale of linaclotide API to Astellas for Japan; beginning in 2020, however, we will no longer be responsible for the supply of linaclotide API to Astellas. Our goal is to generate and maintain positive cash flows, driven by increased revenue generated through sales of LINZESS and other commercial activities and financial discipline.

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S. and other markets, develop and commercialize other products, and invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of June 30, 2020 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying estimates regarding the costs to develop, obtain regulatory approval for, and commercialize linaclotide in the U.S. and other markets, as well as our expectations regarding revenue from Astellas for Japan and AstraZeneca for China (including Hong Kong and Macau) and our goal to generate and maintain positive cash flows, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Trends and Uncertainties

Impact of the COVID-19 Pandemic

In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Donald Trump announced a national emergency relating to the pandemic. Government authorities in the U.S. have recommended or imposed various containment and mitigation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. Both the outbreak of COVID-19 and the containment and mitigation efforts have had a serious adverse impact on the U.S. economy and the economies of other countries around the world, the severity and duration of which remain uncertain.

The COVID-19 pandemic, including containment and mitigation measures has impacted, and is expected to continue to impact, our business and operations in a number of ways, including:

●	Day to Day Operations

As of the date of this Quarterly Report on Form 10-Q, many of our customer-facing employees have resumed in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees have resumed in-person work practices, and in some cases, we have paused the in-person work practices as a result of the impact of the COVID-19 pandemic in those territories. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. The majority of our headquarters employees continue to work remotely. We have developed plans to resume in-person work practices for all employees as we determine it to be safe to do so and pending relevant health authority guidance.

●	Collaboration Agreement for North America with AbbVie

We and our partner, AbbVie, are focused on maintaining the availability of LINZESS for adult men and women suffering from IBS-C or CIC. We include our and AbbVie’s collaboration-related selling, general, and administrative expenses, including expenses from in-person details, in the calculation of net profits from the sale of LINZESS in the U.S. and present net payments to us as collaborative arrangements revenue. Costs we and AbbVie have incurred associated with the remote selling activities performed by our and AbbVie’s customer-facing employees have been excluded from the collaboration-related selling, general, and administrative expenses. As such, we have experienced fluctuations in our settlement payments based on the ratio of selling, general and administrative expenses incurred by each party during the three and six months ended June 30, 2020, and may continue to experience such fluctuations in the future. The COVID-19 pandemic may negatively impact future net sales of LINZESS in the U.S., including as a result of reduced and/or restricted in-person promotion or potential changes in patient access to healthcare (including due to unemployment or modifications in insurance coverage) and payor reimbursement levels.

●	Manufacturing and Supply Chain

We and AbbVie continue to monitor the supply and availability of LINZESS for adult men and women suffering from IBS-C or CIC in the U.S. As of the date of this Form 10-Q, the COVID-19 pandemic has not caused significant disruptions to manufacturing operations or supply of LINZESS in the U.S. or of clinical trial material for our ongoing trials.

●	Clinical Development of GI Pipeline

The COVID-19 pandemic has impacted, and is expected to continue impacting, the development of our pipeline; specifically, the COVID-19 pandemic has impacted enrollment of new patients into our Phase III clinical trials with IW-3718 for the treatment of refractory GERD. Most of the clinical trial sites were not screening new patients during the second quarter due to the suspension of in-person procedures required to enroll patients and lower patient participation compared to pre-COVID levels. In line with new U.S. FDA guidance on statistical considerations for trials impacted by COVID-19, we have stopped enrollment of study subjects into one of our two Phase III clinical trials for IW-3718 to conduct an early efficacy assessment. Many clinical sites have now resumed screening new patients in our ongoing clinical trial for IW-3718; however, enrollment continues to be slower than prior to the COVID-19 pandemic. Certain research and development expenses related to IW-3718 clinical trials have been and are expected to continue to be delayed during the year ended December 31, 2020; however, aggregate clinical trial expenses over the duration of these trials is expected to increase.

The COVID-19 pandemic resulted in changes to our business and operations which impacted our financial condition and results of operations for the three and six months ended June 30, 2020 as described above. During the three and six months ended June 30, 2020, we incurred a total of approximately $0.3 million and approximately $0.6 million, respectively, of incremental facilities, administrative, and selling costs related to the COVID-19 pandemic, including a donation of approximately $0.3 million to the Life Science Cares’ COVID-19 Response Fund. There continue to be significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations and we expect to incur additional expenses in 2020 related to the impact of the COVID-19 pandemic on our operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic may have a material adverse impact on our business and financial condition in the future.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2, Summary of Significant Accounting Policies, to our 2019 Annual Report on Form 10-K and Note 1, Nature of Business, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and six months ended June 30, 2020 that had a material effect on our condensed consolidated financial statements included in this report.

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

The 2022 Convertible Notes are convertible into Class A Common Stock at an adjusted conversion rate of 68.9172 shares of Class A Common Stock (subject to adjustment as provided for in the 2022 Convertible Notes that are governed by an indenture, or the 2022 Indenture) per $1,000 principal amount of the 2022 Convertible Notes, which is equal to a conversion price of approximately $14.51 per share. The 2022 Convertible Notes will mature on June 15, 2022 unless earlier converted or repurchased. We will settle conversions of the 2022 Convertible Notes through payment or delivery, as the case may be, of cash, shares of our Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our option (subject to, and in accordance with, the settlement provisions of the 2022 Indenture). The 2022 Convertible Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of June 30, 2020, the fair value of the 2022 Convertible Notes was estimated by us to be approximately $126.4 million. The 2022 Convertible Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 8, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The initial conversion rate for each of the 2024 Convertible Notes and 2026 Convertible Notes is 74.6687 shares of Class A Common Stock (subject to adjustment as provided for in the applicable Indenture) per $1,000 principal amount of the 2024 Convertible Notes and 2026 Convertible Notes, which is equal to an initial conversion price of approximately $13.39 per share. The 2024 Convertible Notes will mature on June 15, 2024 and the 2026 Convertible Notes will mature on June 15, 2026, unless earlier converted or repurchased. We will settle conversions of the 2024 Convertible Notes and 2026 Convertible Notes through payment or delivery, as the case may be, of cash, shares of our Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our option (subject to, and in accordance with, the settlement provisions of the applicable Indenture). The 2024 Convertible Notes bear cash interest at the annual rate of 0.75% and the 2026 Convertible Notes bear cash interest at the annual rate of 1.50%, each payable on June 15 and December 15 of each year, which began on December 15, 2019. As of June 30, 2020, the fair value of the 2024 Convertible Notes and 2026 Convertible Notes was estimated by us to be approximately $206.0 million and approximately $206.3 million, respectively. The 2024 Convertible Notes and 2026 Convertible Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 8, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2020 and 2019 had a significant impact on our results of operations.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Donald Trump announced a national emergency relating to the pandemic. Government authorities in the U.S. have recommended or imposed various containment and mitigation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. Both the outbreak of COVID-19 and the containment and mitigation efforts have a serious adverse impact on the U.S. economy and the economies of other countries around the world, the severity and duration of which are uncertain. Government stabilization efforts will only partially mitigate the consequences.

The COVID-19 pandemic has impacted, and is expected to continue to impact, our business and operations in a number of ways and there are significant uncertainties surrounding the extent and duration of such impacts. Factors that will influence the impact on our business and operations include the duration and extent of the outbreak, the duration and extent of imposed or recommended containment and mitigation measures, and the general economic consequences of the pandemic. Addressing the impacts of the COVID-19 pandemic has, and likely will for an extended period, required significant time and has diverted the attention of our management, other employees and our board of directors.

As of the date of this Quarterly Report on Form 10-Q, many of our customer-facing employees have resumed in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees have resumed in-person work practices, and in some cases, we have paused or delayed in-person work practices as a result of the impact of the COVID-19 pandemic in those territories. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. The majority of our headquarters employees continue to work remotely. Although we have developed plans to resume in-person work practices for all employees, the extent and duration of our ongoing remote working arrangements remains uncertain. We may delay these plans or otherwise stop or limit in-person work in the future pending relevant health authority guidance and additional safety or other considerations. If our employees are unable to work from home effectively, or if the COVID-19 pandemic otherwise impacts employees’ ability to work, for example due to containment and mitigation measures related to the COVID-19 pandemic, illness, lack of resources or inadequate technology, or restrictions, closures or other limits on school and other childcare options, our business will be materially harmed. Specifically, new or continuing limits on the ability of our customer-facing employees to meet with physicians and patients to visit healthcare providers and pharmacists (including due to continued or future remote working arrangements, containment and mitigation measures that limit access to customers or other restrictions related to the COVID-19 pandemic) may have an extended negative impact on LINZESS® (linaclotide) sales.

The increase in virtual customer support and limitations on customer access, both by our and our competitors’ customer-facing employees, that was prompted by the COVID-19 pandemic, may fundamentally change our commercial model or the market strategy in the industry. Should we be unable to evolve with any changes in the commercial landscape, we may be unable to maintain or grow our revenues from the commercialization of LINZESS or successfully commercialize future products. In addition, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or changes in the type of such coverage held by patients (including changes from commercial insurance to Medicaid) or the loss of coverage by some patients, due to the impacts of the COVID-19 pandemic (including the related increase in unemployment in the U.S.) may negatively impact our revenue from LINZESS. Moreover, continuing impacts to healthcare access or administration (including, for example, limitations on medications or procedures deemed “non-essential” and reduced interaction between patients and physicians) due to the COVID-19 pandemic may impact demand for LINZESS and materially harm our business and commercialization efforts.

Revenue from LINZESS sales or the progression of our trials will be affected should the COVID-19 pandemic cause significant disruptions to manufacturing operations or supply of LINZESS to the U.S. or active pharmaceutical ingredient, or API, finished drug product or finished goods for linaclotide or our product candidates, for example due to impacts of the COVID-19 pandemic on personnel involved in the manufacturing and supply chain, international travel and shipping restrictions, inability of vendors to provide services, closed manufacturing sites, or any other disruptions in the international supply chain.

The COVID-19 pandemic has impacted and is expected to continue to impact enrollment in our clinical trials, and specifically our Phase III clinical trials of IW-3718 for the treatment of refractory gastroesophageal reflex disease, or refractory GERD. Most of the IW-3718 Phase III clinical trial sites were not screening new patients during the second quarter of 2020 due to the suspension of in-person procedures required to enroll patients and lower patient participation compared to pre-COVID levels. In line with new U.S. Food and Drug Administration, or U.S. FDA, guidance on statistical considerations for trials impacted by COVID-19, we have stopped enrollment of study subjects into one of our two Phase III clinical trials for IW-3718 to conduct an early efficacy assessment. Many clinical sites have now resumed screening new patients in our ongoing clinical trial for IW-3718; however, enrollment continues to be slower than prior to the COVID-19 pandemic. Moreover, patients who are already enrolled in the trials also may discontinue participation due to the various impacts of the COVID-19 pandemic, including impacts on the healthcare system and daily life. Enrollment impacts to our Phase III clinical trials with IW-3718 delayed the date by which we previously expected to receive top-line data for these trials; we may experience further delays (including potential delays in the early efficacy assessment or receipt of top-line data from our IW-3718 program), which delays may continue for an extended period of time, or other impacts to the trials, and we expect to incur increased aggregate expenses relating to the trials, each due to the COVID-19 pandemic. In addition, the progression of our pipeline could be impacted should any of our key vendors, including clinical research organizations, or CROs, and other clinical vendors, be unable to provide timely or sufficient services due to the impact of the COVID-19 pandemic.

The spread of COVID-19 continues to disrupt the U.S. healthcare and healthcare regulatory system. Capital markets in the U.S. and around the world have also been negatively impacted, which may harm our business, including our ability to obtain future financing. The COVID-19 pandemic, including containment and mitigation measures, has impacted our business and operations, and could have a material adverse impact on our financial condition and results of operations in the future, including for an extended period of time.

Risks Related to Our Business and Industry

We are highly dependent on the commercial success of LINZESS® (linaclotide) in the United States, or the U.S., for the foreseeable future; we cannot guarantee that we will generate sufficient revenues from LINZESS to cover our expenses.

We and our partner, AbbVie Inc. (together with its affiliates), or AbbVie, (successor to Allergan plc (together with its affiliates), or Allergan), began selling LINZESS in the U.S. in December 2012. Revenues from our LINZESS collaboration constitute a significant portion of our total revenue, and we believe they will continue to do so for the foreseeable future. The commercial success of LINZESS depends on a number of factors, including:

●	the effectiveness of LINZESS as a treatment for adult patients with irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC;

●	the size of the treatable patient population;

●	the effectiveness of the sales, managed markets and marketing efforts by us and AbbVie;

●	the adoption of LINZESS by physicians, which depends on whether physicians view it as safe and effective treatment for adult patients with IBS-C and CIC;

●	our success in educating and activating adult IBS-C and CIC patients to enable them to more effectively communicate their symptoms and treatment history to their physicians;

●	our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, LINZESS and our ability to demonstrate that LINZESS is safer, more efficacious and/or more cost-effective than alternative therapies;

●	the effectiveness of our partners’ distribution networks;

●	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these or other areas, associated with linaclotide; and

●	the development or commercialization of competing products or therapies for the treatment of IBS-C or CIC, or their associated symptoms.

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

In addition, the U.S. FDA-approved label for LINZESS contains a boxed warning about its use in pediatric patients. LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and, at the time of approval, the lack of clinical safety and efficacy data in pediatric patients across age groups. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients, which is discussed below. These and other restrictions could limit the commercial potential of LINZESS.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture API, finished drug product and finished goods for linaclotide and our other product candidates. Beginning in 2020, each of our partners for linaclotide will be responsible for API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. Should we, or any of our partners or any third-party manufacturers we or our partners engage, experience setbacks or challenges in our manufacturing efforts, including setbacks related to the COVID-19 pandemic described further above, our development and commercialization efforts may be materially harmed. We or our partners have commercial supply agreements with independent third parties to manufacture linaclotide API.

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

Our partners and the third-party manufacturers we or our partners engage may experience problems with their respective manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics, including the COVID-19 pandemic. In addition, the raw materials necessary to make API for our products and product candidates are acquired from a limited number of sources. Any delay or disruption in the availability of raw materials or a change in raw material suppliers could result in production disruptions, delays or higher costs with consequent adverse effects on us.

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

We work jointly and collaboratively with partners on many aspects of the development, manufacturing and/or commercialization of linaclotide. In doing so, we have established relationships with several key members of the management teams of our linaclotide partners in functional areas such as development, quality, regulatory, drug safety and pharmacovigilance, operations, marketing, sales, field operations and medical science. Further, the success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners develop and commercialize linaclotide in the U.S. and the other countries where it is approved, and develop, launch and commercialize linaclotide in other parts of the world, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships. In May 2020, AbbVie announced the completion of its acquisition of Allergan. Our collaboration, now with AbbVie, for the development and commercialization of linaclotide in North America, and our license, now to AbbVie, to develop and commercialize linaclotide in all countries worldwide other than China (including Hong Kong and Macau) and Japan, remain in effect. In connection with this transaction, we are in the process of reestablishing many relationships and confirming alignment, including on our development and commercialization strategy for linaclotide. Any failure to do so could adversely affect the development and commercialization of linaclotide. If any of our linaclotide partners undergoes a change of control or in management, we would similarly need to reestablish many relationships and confirm alignment, including on our development and commercialization strategy for linaclotide. Further, in connection with any change of control or change in management, there is inherent uncertainty and disruption in operations, which could result in distraction, inefficiencies, and misalignment of priorities. As a result, in the event of a change of control or in management at one of our linaclotide partners, we cannot be sure that we will be able to successfully execute on our development and commercialization strategy for linaclotide in an effective and efficient manner and without disruption or reduced performance. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner’s portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

If any of our linaclotide partners undergoes a change of control and the acquirer either (i) is unable to perform such partner’s obligations under its collaboration or license agreement with us or (ii) does not comply with the divestiture or certain other provisions of the applicable agreement, we have the right to terminate the collaboration or license agreement and reacquire that partner’s rights with respect to linaclotide. If we elect to exercise these rights in such circumstances, we will need to either establish the capability to develop, manufacture and commercialize linaclotide in that partnered territory on our own or we will need to establish a relationship with a new partner. We have assembled a team that represents the functional areas necessary to support the commercialization of LINZESS in the U.S. If AbbVie was subject to a change of control that allowed us to further commercialize LINZESS in the U.S. on our own, and we chose to do so, we would need to enhance each of these functional aspects, as well as develop others, to replace the capabilities that AbbVie was previously providing to the collaboration. Any such transition might result in a period of reduced efficiency or performance by our operations and commercialization teams, which could adversely affect our ability to commercialize LINZESS.

Although many members of our global operations, commercial and medical affairs teams have strategic oversight of, and a certain level of involvement in, their functional areas globally, we do not have corresponding operational capabilities in these areas outside of the U.S. If AbbVie, Astellas Pharma, Inc., or Astellas, or AstraZeneca AB (together with its affiliates), or AstraZeneca, was subject to a change of control that allowed us to continue linaclotide’s development or commercialization anywhere outside of the U.S. on our own, and we chose to do so rather than establishing a relationship with a new partner, we would need to build operational capabilities in the relevant territory. In any of these situations, the development and commercialization of linaclotide could be negatively impacted.

We must work effectively and collaboratively with AbbVie to market and sell LINZESS in the U.S. for it to achieve its maximum commercial potential.

We are working closely with AbbVie to execute our joint commercialization plan for LINZESS. The commercialization plan includes an agreed upon marketing campaign that targets the physicians who see patients who could benefit from LINZESS treatment. Our marketing campaign also targets the adult men and women who suffer from IBS-C or CIC. Our commercialization plan also includes an integrated call plan for our sales forces to optimize the education of specific gastroenterologists and primary care physicians on whom our and AbbVie’s sales representatives call, and the frequency with which the representatives meet with them.

In order to optimize the commercial potential of LINZESS, we and AbbVie must execute upon this commercialization plan effectively and efficiently. In addition, we and AbbVie must continually assess and modify our commercialization plan in a coordinated and integrated fashion in order to adapt to the promotional response. Further, we and AbbVie must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around IBS-C, CIC and the potential for LINZESS as an appropriate therapy. In addition, we and AbbVie must provide our sales forces with the highest quality support, guidance and oversight for them to continue to effectively promote LINZESS to gastroenterologists and primary care physicians. In light of the recently completed merger of AbbVie and Allergan, we and AbbVie must work together to ensure an orderly transition of this work plan and to continue these commercialization efforts. If we and AbbVie fail to perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm. Our efforts to further target and engage adult patients with IBS-C or CIC may not effectively increase appropriate patient awareness or patient/physician dialogue and may not increase the revenues that we generate from LINZESS.

In addition, as described above, as of the date of this Quarterly Report on Form 10-Q, many of our customer-facing employees have resumed in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees have resumed in-person work practices, and in some cases, we have paused the in-person work practices as a result of the impact of the COVID-19 pandemic in those territories. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. Although we have developed plans to resume in-person work practices for all employees, the extent and duration of our ongoing remote working arrangements remains uncertain. We may delay or otherwise limit in-person work in the future pending relevant health authority guidance and other safety considerations. The virtual support we continue to provide to customers may not be as effective as in-person efforts, and our in-person efforts may be limited in their effectiveness. If this were to occur, or if we, AbbVie or any of our partners were unable to align on our strategy and development and commercial efforts as a result of the COVID-19 pandemic or otherwise, we may not be able to maintain or increase the revenues that we generate or our business may be otherwise materially harmed.

We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.

Our and our partner’s ability to commercialize our products successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payors will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we have faced and expect to continue to face increasing pressure to offer discounts or rebates from list prices or discounts to third-party payors or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or AbbVie will be able to negotiate or continue to negotiate pricing terms with third-party payors at levels that are profitable to us, or at all. Certain third-party payors also require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future. Our business would be materially adversely affected if we and our partners are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if government healthcare programs, private health insurers, including managed care organizations, or other reimbursing bodies or payors limit or reduce the indications for or conditions under which our products may be reimbursed. Moreover, as discussed above, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, as well as the impacts to healthcare access or administration (including, for example, limitations on medications or procedures deemed “non-essential,” reduced interaction between patients and physicians, and increased unemployment), due to the COVID-19 pandemic may materially harm our business and commercialization efforts.

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

CONSTELLA was first launched in certain European countries for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013 and our partner AbbVie is currently commercializing CONSTELLA in a number of European countries, including the United Kingdom, Italy and Spain. LINZESS was first launched in Japan for the treatment of IBS-C in adults in the first quarter of 2017, and for the treatment of chronic constipation in adults in the third quarter of 2018, and our partner Astellas is currently commercializing LINZESS in Japan. In addition, LINZESS was first launched in China for the treatment of IBS-C in adults in November 2019, and our partner AstraZeneca is currently commercializing LINZESS in China (including Hong Kong and Macau). The pricing and reimbursement strategy is a key component of our partners’ commercialization plans for CONSTELLA in Europe and LINZESS in Japan and China. Our revenues may suffer if our partners are unable to successfully and timely conclude reimbursement, price approval or funding processes and market CONSTELLA in key member states of the E.U. or LINZESS in Japan or China, or if coverage and reimbursement for either CONSTELLA or LINZESS is limited or reduced. If our partners are not able to obtain coverage, pricing or reimbursement on acceptable terms or at all, or if such terms change in any countries in its territory, our partners may not be able to, or may decide not to, sell either CONSTELLA or LINZESS in such countries.

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

AbbVie played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and AbbVie holds the new drug application, or NDA, for LINZESS. In addition, we are commercializing LINZESS in the U.S. with AbbVie. AbbVie is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan and China (including Hong Kong and Macau). AbbVie is commercializing LINZESS in Mexico and CONSTELLA in Canada, as well as commercializing CONSTELLA in certain countries in Europe. Astellas and AstraZeneca are responsible for development and commercialization of LINZESS in Japan and China (including Hong Kong and Macau), respectively. Beginning in 2020, each of our partners for linaclotide will be responsible for API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. We or our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API.

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

In addition, adverse event reporting requires significant coordination with our partners and third parties. We are the holder of the global safety database for linaclotide responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to linaclotide, and each of Astellas, AstraZeneca and AbbVie is responsible for reporting adverse event information from its territory to us. An AstraZeneca partner is the holder of the global safety database for lesinurad and is responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to lesinurad. If we or AstraZeneca’s partner fails to perform such activities and maintain each safety database or if such parties do not report adverse events related to such products, or fail to do so in a timely manner, we may not receive the information that we or our partners are required to report to the U.S. FDA or a foreign regulatory authority regarding such products. Furthermore, we or such parties may fail to adequately monitor, identify or investigate adverse events, or to report adverse events to the U.S. FDA or foreign regulatory authority accurately and within the prescribed timeframe. If we or such parties are unsuccessful in any of the foregoing due to poor process, execution, systems, oversight, communication, adjudication or otherwise, then we may suffer any number of consequences, including the imposition of additional restrictions on the use of such products, removal of such products from the market, criminal prosecution, the imposition of civil monetary penalties, seizure of such products, or delay in approval of future products.

Even though LINZESS is approved by the U.S. FDA for use in adult patients, post-approval development and regulatory requirements still remain, which present additional challenges.

In August 2012, the U.S. FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. Although we and AbbVie completed additional nonclinical and clinical studies in adults that were required by the U.S. FDA in connection with the approval of LINZESS, LINZESS remains subject to ongoing U.S. FDA requirements, including those governing the testing, manufacturing, labeling, packaging, storage, advertising, promotion, sale, distribution, recordkeeping and submission of safety and other post-market information.

LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a boxed warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and, at the time of approval, the lack of clinical safety and efficacy data in pediatric patients across age groups. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients, and clinical pediatric programs in IBS-C and functional constipation currently are ongoing. Our ability to expand the indication or label information for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical programs. In addition, as the holder of the approved NDA for each of ZURAMPIC and DUZALLO, we are obligated to monitor and report adverse events and any failure of such products to meet the specifications in the applicable NDA, to submit new or supplemental applications and to obtain U.S. FDA approval for certain changes to such products, including changes to product labeling and manufacturing processes.

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

Our products compete with certain prescription therapies and over-the-counter products for the treatment of the indications for which they are approved, or their associated symptoms, and in many cases with products that have attained significant levels of market acceptance. The availability of prescription competitors and over-the-counter products for such conditions could limit the demand, and the price we are able to charge, for our products unless we are able to achieve market acceptance among the medical community and patients and differentiate our products on the basis of their cost and/or actual or perceived benefits. For example, Takeda’s AMITIZA (lubiprostone) is approved by the U.S. FDA for sale in the U.S. for the treatment of IBS-C, CIC and opioid-induced constipation, Bausch Health’s TRULANCE (plecanatide) is approved by the U.S. FDA for sale in the U.S. for the treatment of adults with IBS-C and CIC, Takeda’s MOTEGRITY (prucalopride) is approved by the U.S. FDA for sale in the U.S. for the treatment of CIC in adults, and Alfasigma USA’s ZELNORM (tegaserod) is approved for sale in the U.S. for treatment of IBS-C in women under the age of 65. Over-the-counter laxatives such as MiraLAX® and DULCOLAX®, and lactulose, a prescription laxative treatment, are also available for the treatment of constipation. Additionally, we believe other companies are developing products which could compete with our products, should they be approved by the U.S. FDA or foreign regulatory authorities and become commercially available. For example, although not currently commercially available, the U.S. FDA approved Ardelyx, Inc.’s IBSRELA™ (tenapanor) for the treatment of IBS-C in adults. In addition, there are other compounds in late stage development and other potential competitors that are in earlier stages of development for the treatment of the indications for which our products are approved. If our current or potential competitors are successful in completing drug development for their drug candidates and obtain approval from the U.S. FDA or foreign regulatory authorities, they could limit the demand for our products.

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

The products that we promote are marketed in the U.S. and/or covered by federal healthcare programs, and, as a result, certain federal and state healthcare laws and regulations pertaining to product promotion and fraud and abuse are applicable to, and may affect, our business. These laws and regulations include:

●	federal healthcare program anti-kickback laws, which prohibit, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to us for reasons including providing coding and billing advice to customers;

●	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

●	the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;

●	federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

●	the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals (and additional categories of healthcare practitioners beginning with reports submitted in 2022) to the federal government for re-disclosure to the public; and

●	state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, or the ACA, which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. Such efforts may lead to fewer Americans having more comprehensive health insurance compliant with the ACA, even in the absence of a legislative repeal. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the ACA unconstitutional in its entirety. In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional, but remanded the case back to the district court to assess whether any provisions of the ACA were severable and could survive. In March 2020, the Supreme Court agreed to hear the case. Pending resolution of the litigation, which could take some time, the ACA is still operational in all respects. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

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

The Food and Drug Administration Amendments Act of 2007 also provides the U.S. FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the U.S. FDA. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatrics. The U.S. FDA’s exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of our products, and could result in potential restrictions on the sale and/or distribution of our products, even in such products’ approved indications and patient populations.

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

As part of our growth strategy, we intend to explore further linaclotide development opportunities. We and AbbVie are exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in new or existing indications, populations and formulations to assess its potential to treat various conditions. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the U.S. FDA or in other countries or harm linaclotide’s reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

We are advancing our pipeline, including developing IW-3718, a gastric retentive formulation of a bile acid sequestrant for the potential treatment of refractory GERD, and the strength of our company’s pipeline will depend in large part on the outcomes of studies of assets in our pipeline. We may spend several years and make significant investments in developing any current or future internal product candidate, and failure may occur at any point. Our product candidates are in various stages of development and must satisfy rigorous standards of safety and efficacy before they can be approved for sale by the U.S. FDA. To satisfy these standards, we must allocate resources among our various development programs and we must engage in costly and lengthy research and development efforts, which are subject to unanticipated delays and other significant uncertainties. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing competitive drugs, be proven safe and effective in clinical trials, or meet applicable regulatory standards. It is possible that none of the product candidates we are developing will be approved for commercial sale, which would impair our ability to grow.

We have ongoing or planned nonclinical and clinical trials, including for linaclotide and IW-3718. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical or clinical trials. For example, in May 2020, we and AbbVie announced that our Phase II trial evaluating MD-7246, a delayed release formulation of linaclotide in adult patients with abdominal pain associated with irritable bowel syndrome with diarrhea, did not meet its primary or key secondary endpoints. Based on these findings, we and AbbVie are discontinuing the development of MD-7246.

The findings from our completed nonclinical studies may not be replicated in later clinical trials, and our clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval. Results from our clinical trials and findings from our nonclinical studies could lead to abrupt changes in our development activities, including the possible limitation or cessation of development activities associated with a particular product candidate or program. Furthermore, our analysis of data obtained from nonclinical and clinical activities is subject to confirmation and interpretation by the U.S. FDA and other applicable regulatory authorities, which could delay, limit or prevent regulatory approval. The U.S. FDA or other regulatory authorities also may require additional clinical trials, which may be costly or delay, limit, prevent or otherwise impact regulatory submission or approval. Satisfaction of U.S. FDA or other applicable regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays.

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

The COVID-19 pandemic has impacted and is expected to continue to impact enrollment in our clinical trials, and specifically our Phase III clinical trials of IW-3718 for the treatment of refractory GERD. Most of the IW-3718 Phase III clinical trial sites were not screening new patients during the second quarter of 2020 due to the suspension of in-person procedures required to enroll patients and lower patient participation compared to pre-COVID levels. In line with new U.S. FDA guidance on statistical considerations for trials impacted by COVID-19, we have stopped enrollment of study subjects into one of our two Phase III clinical trials for IW-3718 to conduct an early efficacy assessment. Many clinical sites have now resumed screening new patients in our ongoing clinical trial for IW-3718; however, enrollment continues to be slower than prior to the COVID-19 pandemic. Moreover, patients who are already enrolled in the trials also may discontinue participation due to the various impacts of the COVID-19 pandemic, including impacts on the healthcare system and daily life. Enrollment impacts to our Phase III clinical trials with IW-3718 delayed the date by which we previously expected to receive top-line data for these trials; we may experience further delays (including delays in the early efficacy assessment or receipt of top-line data from our ongoing clinical trial for IW-3718), which may continue for an extended period of time, or other impacts to the trials, and we expect to incur increased aggregate expenses relating to the trials, each due to the COVID-19 pandemic.

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

Additionally, changes in regulatory requirements and guidance may occur, and we may need or otherwise determine to amend clinical trial protocols to reflect these changes. Each protocol amendment would require institutional review board review and approval, which may adversely impact the costs, timing or successful completion of the associated clinical trials. If we or our partners terminate or experience delays in the completion of any clinical trials, the commercial prospects for our product candidates may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation of Cyclerion.

On April 1, 2019, we distributed all of the outstanding shares of Cyclerion Therapeutics, Inc., or Cyclerion, common stock to Ironwood stockholders in connection with the separation of our soluble guanylate cyclase business, or the Separation. In connection with the distribution, we entered into a separation agreement and various other agreements (including a tax matters agreement, an employee matters agreement, transition services agreements, an intellectual property license agreement and a development agreement). These agreements govern the separation and distribution and the relationship between us and Cyclerion going forward, including with respect to potential tax-related losses associated with the separation and distribution. In addition, the development agreement provides for the performance of services by Cyclerion for our benefit for a period of time. If Cyclerion is unable to satisfy its obligations under these agreements, we could incur losses or operational challenges or difficulties and may not have sufficient resources available for such services. These arrangements could also lead to disputes over rights to certain shared property and over the allocation of costs for products and operations.

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

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of our patients, clinical trial participants and employees. We also rely to a large extent on information technology systems to operate our business, including to deliver our products. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our large and complex information technology and infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee, partner, vendor or third-party error, malfeasance or other disruptions. We, our partners, vendors and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. While we have invested in information technology and security and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. Further, while some or all of our workforce, and those of our partners, vendors and other third-party providers, work remotely as a result of the COVID-19 pandemic or otherwise, we may have greater vulnerability to cyberattacks or other losses of confidential information, as well as interruptions in information technology systems. Any such interruptions, losses or breaches would substantially impair our ability to operate our business and would compromise our, or our partners, vendors and other third-party providers, networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business. While we maintain cyber liability insurance, this insurance may not be sufficient to cover the financial or other losses that may result from an interruption or breach of our (or our partners’, vendors’ and third-party providers’) systems.

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

We have several issued patents in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) expiring in 2026. Additional U.S. patents related to LINZESS include multiple patents relating to our commercial, room temperature stable formulations of the 72 mcg, 145 mcg and 290 mcg doses of linaclotide and methods of using these formulations, the latest of which expires in the early 2030s, as well as other patents covering processes for making LINZESS, formulations thereof, and molecules related to LINZESS. Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the U.S. Patent and Trademark Office, or the USPTO, in the future. In addition, we have several pending patent applications in the U.S. We believe in the strength of our LINZESS patent portfolio and that we have sufficient freedom to operate; however, if any of our present or future patents is challenged, narrowed, invalidated or circumvented, or our pending patent applications are not granted, our ability to prevent third parties from competing with LINZESS could be limited and our business and financial results may be materially harmed.

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

We and AbbVie have received Paragraph IV certification notice letters regarding ANDAs submitted to the U.S. FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), proposed generic versions of our U.S. FDA-approved drug LINZESS. In the past, we have filed patent infringement lawsuits against five companies making such ANDA filings, and we have entered into settlement agreements dismissing the lawsuits with each company that has made ANDA filings. Frequently, innovators receive multiple ANDA filings. Consequently, we expect to receive additional notice letters regarding ANDAs submitted to the U.S. FDA, and may receive amendments to those notice letters.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, and debt issuances, including our June 2015 issuance of our 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes, and our August 2019 issuance of our 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and our 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes (together with the 2022 Convertible Notes and the 2024 Convertible Notes, the Convertible Senior Notes). We currently derive a significant portion of our revenue from our LINZESS collaboration with AbbVie for the U.S. We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Such revenue is highly dependent on LINZESS demand and other factors such as wholesaler buying patterns. Our collaborative arrangements revenue outside of the U.S. has and may continue to fluctuate as a result of the timing and amount of royalties from sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval, as well as clinical and commercial milestones received and recognized under our current and future strategic partnerships outside of the U.S. Additionally, our sale of API outside of the U.S. has fluctuated in the past and has and will significantly decrease in 2020. Under the terms of our amended and restated agreements with both Astellas and AstraZeneca, entered into in August 2019 and September 2019, respectively, we will no longer be responsible for the supply of linaclotide API to Astellas or AstraZeneca beginning in 2020.

Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of June 30, 2020, we had an accumulated deficit of approximately $1.5 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed, particularly in light of the negative financial impact that the COVID-19 pandemic may have on our business in the future. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

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

●	the level of underlying demand for our products by prescribers and patients in the countries in which they are approved;

●	the costs associated with commercializing our products in the U.S.;

●	the costs of establishing, maintaining and/or expanding sales, marketing, distribution, and market access capabilities for our products;

●	the regulatory approval of linaclotide within new indications, populations and formulations, as well as the associated development and commercial milestones and royalties;

●	the rate of progress, the cost of our clinical trials and the other costs associated with our development programs, including our post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within IBS-C and CIC, as well as to study linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;

●	the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies or assets;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements;

●	the timing of any regulatory approvals of our product candidates;

●	whether the holders of our Convertible Senior Notes hold the notes to maturity without conversion into our Class A Common Stock and whether we are required to repurchase any of our Convertible Senior Notes prior to maturity upon a fundamental change, as defined in each of the indentures governing the Convertible Senior Notes; and

●	whether we seek to redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.

Additional funding may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our commercialization efforts, delay, reduce or eliminate one or more of our development programs or delay or abandon potential strategic opportunities.

Our ability to pay principal of and interest on our outstanding debt securities will depend in part on the receipt of payments from AbbVie under our collaboration agreement for North America.

In June 2015, we issued approximately $335.7 million aggregate principal amount of our 2022 Convertible Notes bearing an annual interest rate of 2.25%. In August 2019, we issued $200.0 million aggregate principal amount of our 2024 Convertible Notes bearing an annual interest rate of 0.75% and $200.0 million aggregate principal amount of our 2026 Convertible Notes bearing an annual interest rate of 1.50%, and we used a portion of the proceeds from this offering to repurchase $215.0 million aggregate principal amount of the 2022 Convertible Notes. Semi-annual payments on our 2022 Convertible Notes began on December 15, 2015 and semi-annual payments on each of our 2024 Convertible Notes and 2026 Convertible Notes began on December 15, 2019. We expect that for the next few years, at a minimum, the net quarterly payments from AbbVie will be a significant source of cash flows from operations. If the cash flows derived from the net quarterly payments that we receive from AbbVie under the collaboration agreement for North

America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether AbbVie will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and AbbVie under the collaboration agreement for North America. Accordingly, since we cannot guarantee that our company will maintain net income or positive cash flows, we cannot provide assurances that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from AbbVie, (ii) there will be a net quarterly payment from AbbVie at all or (iii) we will not also be required to make a true-up payment to AbbVie under the collaboration agreement for North America, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of June 30, 2020, we had total indebtedness of approximately $520.7 million and available cash and cash equivalents of approximately $253.3 million. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences on our business, including:

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

Further, we are dependent on our partners for information related to our results of operations. Our net profit or net loss generated from the sales of LINZESS in the U.S. is partially determined based on amounts provided by AbbVie and involves the use of estimates and judgments, which could be modified in the future. We are highly dependent on our linaclotide partners for timely and accurate information regarding any revenues realized from sales of linaclotide in their respective territories, and in the case of AbbVie for the U.S., the costs incurred in developing and commercializing it in order to accurately report our results of operations. Our results of operations are also dependent on the timeliness and accuracy of information from any other licensing, collaboration or other partners we may have, as well as our and our partners’ use of estimates and judgments. If we do not receive timely and accurate information or if estimated activity levels associated with the relevant collaboration or partnership at a given point in time are incorrect, whether the result of a material weakness or not, we could be required to record adjustments in future periods. Such adjustments could have an adverse effect on our financial results, which could lead to a decline in our Class A Common Stock price.

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

We expect that the price of our Class A Common Stock will fluctuate substantially.

The market price of our Class A Common Stock may be highly volatile due to many factors, including:

●	the commercial performance of our products in the countries in which they are approved, as well as the costs associated with such activities;

●	any third-party coverage and reimbursement policies for our products;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	developments, litigation or public concern about the safety of our products or our potential products;

●	announcements of the introduction of new products by us or our competitors;

●	announcements concerning product development, including clinical trial results or timelines, or intellectual property rights of us or others;

●	actual and anticipated fluctuations in our quarterly and annual operating results;

●	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

●	sales of additional shares of our Class A Common Stock or sales of securities convertible into Class A Common Stock or the perception that these sales might occur;

●	additions or departures of key personnel;

●	developments concerning current or future collaboration, partnership, licensing or other strategic arrangements;

●	discussion of us or our stock price in the financial or scientific press or in online investor communities; and

●	the impact of the COVID-19 pandemic or other public health epidemics, including containment or mitigation measures, or natural disasters.

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

Ironwood Pharmaceuticals, Inc.

Date: August 6, 2020	By:	/s/ MARK MALLON
Mark Mallon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)