Form 10-Q
period 2020-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2020-11-05
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were 160,097,114 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

●	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
●	the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.;

●	the execution of the launches and commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners;

●	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;

●	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;

●	our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale;

●	our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements;

●	the ability of our product candidates to meet existing or future regulatory standards;

●	the safety profile and related adverse events of our products and our product candidates;

●	the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;

●	our and our partners’ ability to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;

●	our and our partners’ ability to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements;

●	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;

●	our plans relating to discontinuing development of MD-7246 and IW-3718, as well as related estimated financial impacts;

●	our plans related to the anticipated workforce reduction, including timing and estimated financial impacts;

●	the in-licensing or acquisition of externally discovered businesses, products or technologies, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions;

●	our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, real estate needs and concentration of voting control, as well as the timing and drivers thereof, and internal control over financial reporting;

●	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions and capped call transactions described herein;

●	asset impairments, and the drivers thereof, and purchase commitments;

●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products and product candidates;

●	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;

●	trends and challenges in our potential markets;

●	our ability to attract and motivate key personnel;

●	any benefits or costs of the separation of the Company’s operations into two independent, publicly traded companies, including the tax treatment;

●	the financial and operational impacts of the COVID-19 pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements revenue and marketing efforts, manufacturing and supply chain and clinical development of our pipeline; and

●	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$307,555	$177,023
Accounts receivable, net	113,250	11,279
Related party accounts receivable, net	—	105,967
Inventory, net	—	648
Prepaid expenses and other current assets	10,777	10,685
Restricted cash	1,735	1,250
Total current assets	433,317	306,852
Restricted cash, net of current portion	485	971
Accounts receivable, net of current portion	23,197	32,597
Property and equipment, net	9,324	12,429
Operating lease right-of-use assets	16,868	17,743
Convertible note hedges	8,252	31,366
Other assets	881	790
Total assets	$492,324	$402,748
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,972	$3,978
Related party accounts payable, net	400	1,509
Accrued research and development costs	2,657	2,956
Accrued expenses and other current liabilities	23,885	30,465
Current portion of operating lease liabilities	3,112	1,146
Deferred revenue	875	875
Total current liabilities	32,901	40,929
Note hedge warrants	7,695	24,260
Convertible senior notes	424,539	407,994
Operating lease obligations, net of current portion	20,767	22,082
Other liabilities	518	734
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 160,081,231 issued and outstanding at September 30, 2020 and 500,000,000 shares authorized and 157,535,962 shares issued and outstanding at December 31, 2019	160	158
Additional paid-in capital	1,515,004	1,478,823
Accumulated deficit	(1,509,260)	(1,572,232)
Total stockholders’ equity (deficit)	5,904	(93,251)
Total liabilities and stockholders’ equity (deficit)	$492,324	$402,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Collaborative arrangements revenue	$103,468	$130,524	$267,336	$273,998
Sale of active pharmaceutical ingredient	—	643	5,507	28,114
Total revenues	103,468	131,167	272,843	302,112
Cost and expenses:
Cost of revenues	—	506	2,239	12,862
Write-down of commercial supply and inventory to net realizable value and settlement on non-cancellable purchase commitments	—	(3,530)	—	(3,530)
Research and development	21,692	27,551	71,795	88,507
Selling, general and administrative	34,928	40,919	106,021	133,260
Gain on lease modification	—	—	—	(3,169)
Restructuring expenses	1,232	(166)	1,232	3,652
Total cost and expenses	57,852	65,280	181,287	231,582
Income from operations	45,616	65,887	91,556	70,530
Other (expense) income:
Interest expense	(7,419)	(10,457)	(21,957)	(29,479)
Interest and investment income	231	893	1,284	2,297
Loss on derivatives	(2,616)	(4,766)	(6,549)	(1,494)
Loss on extinguishment of debt	—	(30,977)	—	(30,977)
Other income	—	68	27	208
Other expense, net	(9,804)	(45,239)	(27,195)	(59,445)
Income from continuing operations, before income taxes	35,812	20,648	64,361	11,085
Income tax expense	1,389	—	1,389	—
Income from continuing operations, net of income taxes	34,423	20,648	62,972	11,085
Loss from discontinued operations, net of income taxes	—	—	—	(37,438)
Net income (loss) and comprehensive income (loss)	$34,423	$20,648	$62,972	$(26,353)

Income per share from continuing operations, net of income taxes—basic	$0.22	$0.13	$0.40	$0.07
Income per share from continuing operations, net of income taxes—diluted	$0.21	$0.13	$0.39	$0.07
Loss per share from discontinued operations, net of income taxes—basic and diluted	$—	$—	$—	$(0.24)
Net income (loss) per share—basic	$0.22	$0.13	$0.40	$(0.17)
Net income (loss) per share—diluted	$0.21	$0.13	$0.39	$(0.17)

Weighted average shares used in computing net income per share—basic:	159,846	156,436	159,211	155,752
Weighted average shares used in computing net income per share—diluted:	160,281	156,836	160,263	156,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2019	157,535,962	$158	$1,478,823	$(1,572,232)	$(93,251)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,832,164	1	11,984	—	11,985
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,364	—	6,364
Net income	—	—	—	3,345	3,345
Balance at March 31, 2020	159,368,126	$159	$1,497,171	$(1,568,887)	$(71,557)
Issuance of common stock related to share-based awards and employee stock purchase plan	608,119	1	2,409	—	2,410
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,091	—	7,091
Net income	—	—	—	25,204	25,204
Balance at June 30, 2020	159,976,245	$160	$1,506,671	$(1,543,683)	$(36,852)
Issuance of common stock related to share-based awards and employee stock purchase plan	104,986	—	621	—	621
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,712	—	7,712
Net income	—	—	—	34,423	34,423
Balance at September 30, 2020	160,081,231	$160	$1,515,004	$(1,509,260)	$5,904

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2018	154,414,691	$154	$1,394,603	$(1,591,128)	$(196,371)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,210,858	2	3,486	—	3,488
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	14,988	—	14,988
Net loss	—	—	—	(59,284)	(59,284)
Balance at March 31, 2019	155,625,549	$156	$1,413,077	$(1,650,412)	$(237,179)
Issuance of common stock related to share-based awards and employee stock purchase plan, net of cancellations	621,588	—	1,801	—	1,801
Share-based compensation expense related to share-based awards and employee stock purchase plan	195,195	—	6,337	—	6,337
Dividend of sGC business	—	—	—	(2,609)	(2,609)
Net income	—	—	—	12,283	12,283
Balance at June 30, 2019	156,442,332	$156	$1,421,215	$(1,640,738)	$(219,367)
Issuance of common stock related to share-based awards and employee stock purchase plan	364,102	1	1,859	—	1,860
Share-based compensation expense related to share-based awards and employee stock purchase plan	1,692	—	5,520	—	5,520
Equity component of convertible senior notes	—	—	92,502	—	92,502
Equity component of issuance costs for convertible senior notes	—	—	(2,092)	—	(2,092)
Equity component of the partial repurchase of the 2022 Convertible Notes	—	—	(26,959)	—	(26,959)
Purchase of capped calls	—	—	(25,159)	—	(25,159)
Net income	—	—	—	20,648	20,648
Balance at September 30, 2019	156,808,126	$157	$1,466,886	$(1,620,090)	$(153,047)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$62,972	$(26,353)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,143	4,713
Loss on disposal of property and equipment	468	109
Share-based compensation expense	21,167	25,792
Gain on lease modification	—	(3,169)
Change in fair value of note hedge warrants	(16,565)	740
Change in fair value of convertible note hedges	23,114	754
Write-down of commercial supply and inventory to net realizable value and settlement on non-cancellable purchase commitments	—	(3,530)
Non-cash interest expense	16,545	15,532
Loss on extinguishment of debt	—	30,977
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	13,396	(46,712)
Prepaid expenses and other current assets	(70)	(421)
Inventory, net	648	(1,086)
Other assets	(91)	—
Accounts payable, related party accounts payable and accrued expenses	(8,413)	(37,275)
Accrued research and development costs	(299)	1,021
Operating lease right-of-use assets	875	12,091
Operating lease liabilities	651	(2,680)
Other liabilities	(218)	—
Deferred revenue	—	1,278
Net cash provided by (used in) continuing operating activities	117,323	(28,219)
Net cash provided by discontinued operating activities	—	11,364
Net cash provided by (used in) operating activities	117,323	(16,855)
Cash flows from investing activities:
Purchases of property and equipment	—	(4,521)
Proceeds from sale of property and equipment	(1,814)	261
Net cash used in continuing investing activities	(1,814)	(4,260)
Net cash used in discontinued investing activities	—	(4,223)
Net cash used in investing activities	(1,814)	(8,483)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	400,000
Purchase of capped calls	—	(25,159)
Proceeds from partial termination of convertible note hedges and note hedge warrants	—	3,174
Costs associated with issuance of convertible senior notes	—	(9,048)
Proceeds from exercise of stock options and employee stock purchase plan	15,022	7,148
Payments for partial repurchase of 2022 Convertible Notes	—	(227,338)
Payments on 8.375% Notes due 2026	—	(156,409)
Net cash provided by (used in) continuing financing activities	15,022	(7,632)
Net cash used in discontinued financing activities	—	—
Net cash provided by (used in) financing activities	15,022	(7,632)
Net increase (decrease) in cash, cash equivalents and restricted cash	130,531	(32,970)
Cash, cash equivalents and restricted cash, beginning of period	179,244	180,848
Cash, cash equivalents and restricted cash, end of period	$309,775	$147,878

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$307,555	$139,231
Restricted cash	2,220	8,647
Total cash, cash equivalents, and restricted cash	$309,775	$147,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (“Ironwood” or the “Company”) is a gastrointestinal (“GI”) healthcare company dedicated to advancing the treatment of GI diseases and redefining the standard of care for millions of GI patients. The Company is focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging its demonstrated expertise and capabilities in GI diseases.

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

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adults with chronic constipation in Japan. In August 2019, the Company amended and restated its license agreement with Astellas. Beginning in the fourth quarter of 2020, the Company is no longer responsible for the supply of linaclotide active pharmaceutical ingredient (“API”) to Astellas (Note 4).

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

The Company and AbbVie are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In June 2019, the Company announced positive topline data from its Phase IIIb trial demonstrating the efficacy and safety of LINZESS 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort, in adult patients with IBS-C. In September 2020, based on the Phase IIIb data, the U.S. FDA approved the Company’s Supplemental New Drug Application to include a more comprehensive description of the effects of LINZESS in its approved label.

The Company was developing IW-3718, a gastric retentive formulation of a bile acid sequestrant, in a Phase III program for the potential treatment of refractory gastroesophageal reflux disease (“refractory GERD”). On September 29, 2020, the Company announced that one of its two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet the pre-specified criteria associated with a planned early efficacy assessment. Following the assessment from an independent data monitoring committee, the Company unblinded the data and confirmed that IW-3718-302 did not meet the criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, the Company is discontinuing development of IW-3718. In connection with this decision, the Company intends to reduce its workforce by approximately 100 full-time employees. This workforce reduction is expected to affect both field-based and home-office employees, including the relevant general and administrative support functions. The Company expects to substantially complete the reduction in its workforce in the fourth quarter of 2020.

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

Additionally, the Company periodically enters into agreements to bolster its salesforce productivity. In August 2019, the Company entered into a disease education and promotional agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”) for Alnylam’s GIVLAARI® (givosiran), an RNAi therapeutic targeting aminolevulinic acid synthase 1, for the treatment of acute hepatic porphyria (“AHP”). GIVLAARI was approved by the U.S. FDA in November 2019. Under the agreement, the Company performs disease awareness activities related to AHP and sales detailing activities of GIVLAARI.

The agreements described above, as well as other of the Company’s agreements, are more fully described in Note 4, Collaboration, License, Promotion and Other Commercial Agreements, to these condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of September 30, 2020, and the results of its operations for the three and nine months ended September 30, 2020 and 2019, its statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended

September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

The Company has presented its sGC business as discontinued operations in its condensed consolidated financial statements for all periods presented (Note 2). For periods following the Separation, the Company continues to report financial results under one business segment.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries as of September 30, 2020, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. Cyclerion was a wholly-owned subsidiary until it became an independent, publicly-traded company on April 1, 2019. All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2019 Annual Report on Form 10-K. During the nine months ended September 30, 2020, the Company did not adopt any additional significant accounting policies, except as outlined below.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2020 that had a material effect on its condensed consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Date, ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) to provide additional guidance on the adoption of ASU 2016-13. ASU 2019-04 added Topic 326, Financial Instruments—

Credit Losses, and made several amendments to the codification, including modifying the accounting for available-for-sale debt securities. ASU 2019-05 provides targeted transition relief by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted these ASUs during the three months ended March 31, 2020. The adoption of these ASUs did not have a material impact on the Company’s financial position and results of operations.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The

Company is currently evaluating the impact that the adoption of ASU 2020-06 may have on the Company’s financial position and results of operations.

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

Pursuant to the transition service agreements, the Company was obligated to provide and was entitled to receive certain transition services related to corporate functions, such as finance, procurement, facilities and development. Services provided by the Company to Cyclerion were to continue for an initial term of one to two years from the date of the Separation (as applicable), unless earlier terminated or extended according to the terms of the transition services agreement. Services provided by Cyclerion to the Company continued for a term of one year from the date of the Separation. Services received and performed under each transition services agreement were paid at a mutually agreed upon rate. Amounts received for services provided to Cyclerion were recorded as other income and amounts paid for services provided by Cyclerion were recorded as selling, general and administrative expense and research and development expense, as applicable. The transition services agreements terminated on March 31, 2020. During the three months ended March 31, 2020, the Company recorded an insignificant amount of income as other income for services provided to Cyclerion. During the three and nine months ended September 30, 2019, the Company recorded an insignificant amount and approximately $0.2 million as other income for services provided to Cyclerion, respectively. During the three months ended March 31, 2020, the Company recorded an insignificant amount of selling, general and administrative expense for services provided by Cyclerion. During each of the three and nine months ended September 30, 2019, the Company recorded an insignificant amount of both selling, general and administrative expense and research and development expense for services provided by Cyclerion.

Pursuant to the development agreement, Cyclerion is obligated to provide the Company with certain research and development services with respect to certain of Ironwood’s products and product candidates, including MD-7246 and IW-3718. Such research and development activities are governed by a joint steering committee comprised of representatives from both Cyclerion and Ironwood. Services received are paid at a mutually agreed upon rate. The Company recorded approximately $0.4 million and approximately $2.2 million in research and development expenses under the development agreement during the three and nine months ended September 30, 2020, respectively. The Company recorded approximately $1.4 million and approximately $3.0 million in research and development expenses under the development agreement during the three and nine months ended September 30, 2019, respectively.

Discontinued Operations

Upon Separation, the Company determined its sGC business qualified for discontinued operations accounting treatment in accordance with Accounting Standards Codification (“ASC”) Topic 205-20, Discontinued Operations. There were no sGC expenses related to Cyclerion for the nine months ended September 30, 2020. The following is a summary of sGC expenses related to Cyclerion for the nine months ended September 30, 2019 (in thousands):

Nine months ended
September 30,
2019
Costs and expenses:
Research and development	21,792
Selling, general and administrative	15,646
Net loss from discontinued operations	37,438

There were no assets or liabilities related to discontinued operations as of September 30, 2020 or December 31, 2019, as all balances were transferred to Cyclerion upon Separation.

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

Concurrently with entering into the Convertible Note Hedges, the Company also sold note hedge warrants (“Note Hedge Warrants”) to the Convertible Note Hedge counterparties to acquire shares of the Company’s Class A Common Stock, subject to customary anti-dilution adjustments (Note 8). The Note Hedge Warrants could have a dilutive effect on the Company’s Class A Common Stock to the extent that the market price per share of the Class A Common Stock exceeds the applicable strike price of such warrants. The Note Hedge Warrants are not considered for purposes of calculating the number of diluted weighted averages shares outstanding, as their effect would be anti-dilutive.

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

As applicable, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, when their effect would be anti-dilutive (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Options to purchase Class A Common Stock	14,205	17,889
Shares subject to repurchase	174	182
Time-based restricted stock units	4,940	2,838
Performance-based restricted stock units	586	—
Shares subject to issuance under Employee Stock Purchase Plan	68	67
Note Hedge Warrants	8,318	8,318
2022 Convertible Notes	8,318	8,318
2024 Convertible Notes	14,934	14,934
2026 Convertible Notes	14,934	14,934
	66,477	67,480

4. Collaboration, License, Promotion and Other Commercial Agreements

For the three and nine months ended September 30, 2020, the Company had linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The Company also had an agreement with Alnylam to perform disease awareness activities for AHP and sales detailing activities for GIVLAARI. The following table provides amounts included in the Company’s condensed consolidated statements of operations as collaborative arrangements revenue and sale of API primarily attributable to transactions from these arrangements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Arrangements Revenue	2020	2019	2020	2019
Linaclotide Collaboration and License Agreements
AbbVie (North America)	$100,953	$85,107	$259,571	$225,390
AbbVie (Europe and other)	510	526	1,593	1,208
AstraZeneca (China, including Hong Kong and Macau)	131	32,401	650	32,401
Astellas (Japan)	512	10,059	1,495	10,059
Promotion and Other Agreements:
AbbVie (VIBERZI)(1)	—	1,363	—	2,602
Alnylam (GIVLAARI)	1,099	722	3,105	722
Other	263	346	922	1,616
Total collaborative arrangements revenue	$103,468	$130,524	$267,336	$273,998
Sale of API
Linaclotide Agreements:
Astellas (Japan)	$—	$—	$—	$27,468
AstraZeneca (China, including Hong Kong and Macau)	—	643	5,507	646
Total sale of API	$—	$643	$5,507	$28,114

(1) The Company’s agreement with AbbVie to perform sales detailing activities for VIBERZI® (eluxadoline) terminated as of December 31, 2019.

Accounts receivable, net, included approximately $136.4 million primarily related to collaborative arrangements revenue and sale of API, collectively, as of September 30, 2020, including approximately $101.2 million of accounts receivable, net, which includes approximately $3.6 million of accounts payable from the Company’s partner, AbbVie. Accounts receivable, net, included approximately $43.9 million related to collaborative arrangements revenue and sale of API, collectively, as of December 31, 2019.

The Company previously reflected amounts due from Allergan prior to its acquisition by AbbVie as related party accounts receivable. Related party accounts receivable, net, included approximately $110.1 million related to collaborative arrangements revenue, which includes approximately $4.1 million related to related party accounts payable, to Allergan prior to the transaction with AbbVie, as of December 31, 2019. Following acquisition of Allergan by AbbVie, the Company determined that AbbVie is not a related party to the Company (Note 10).

At each of September 30, 2020 and December 31, 2019, deferred revenue was approximately $0.9 million, related to the disease education and promotional agreement with Alnylam.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners.

Linaclotide Agreements

Collaboration Agreement for North America with AbbVie

In September 2007, the Company entered into a collaboration agreement with AbbVie to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with AbbVie all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens’ percent based on net sales in Canada and Mexico. AbbVie is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At September 30, 2020, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $100.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur and the associated constraints have been lifted.

During the three and nine months ended September 30, 2020, the Company incurred approximately $4.0 million and approximately $16.8 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and nine months ended September 30, 2019, the Company incurred approximately $9.1 million and approximately $28.7 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred approximately $1.6 million and approximately $2.9 million in research and development costs during the three and nine months ended September 30, 2020, respectively, and offset approximately $0.9 million and approximately $6.5 million in incremental research and development costs during the three and nine months ended September 30, 2019, respectively, to reflect the obligations of each party under the collaboration to bear half of the development costs incurred.

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

The Company recognized collaborative arrangements revenue from the AbbVie collaboration agreement for North America during the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$100,232	$84,565	$257,877	$223,831
Royalty revenue	721	542	1,694	1,559
Total collaborative arrangements revenue	$100,953	$85,107	$259,571	$225,390

The collaborative arrangements revenue recognized in the three and nine months ended September 30, 2020 and 2019 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Selling, general and administrative costs incurred by the Company(1)	$6,140	$9,129	$18,750	$29,764
(1)	Excludes an insignificant amount and approximately $0.4 million for the three and nine months ended September 30, 2020, respectively, and excludes approximately $0.7 million and approximately $1.9 million for the three and nine months ended September 30, 2019, respectively, related to patent prosecution and patent litigation costs recognized in connection with the collaboration agreement with AbbVie for North America.

In May 2014, CONSTELLA became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized approximately $0.7 million and approximately $1.7 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2020, respectively. The Company recognized approximately $0.5 million and approximately $1.6 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2019, respectively.

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

The Company recognized approximately $0.5 million and approximately $1.6 million of royalty revenue from the 2017 Amendment during the three and nine months ended September 30, 2020, respectively. The Company recognized approximately $0.5 million and approximately $1.2 million of royalty revenue from the 2017 Amendment during the three and nine months ended September 30, 2019, respectively.

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

During the three and nine months ended September 30, 2019, the Company recognized no revenue and approximately $27.5 million, respectively, from the sale of API to Astellas under the 2009 License Agreement with Astellas and the Astellas Commercial Supply Agreement. The royalties on sales of LINZESS in Japan did not exceed the transfer price of API sold and other contractual deductions during each of the periods presented.

In August 2019, the Company and Astellas amended and restated the 2009 License Agreement with Astellas (the “Amended Astellas License Agreement”). This amendment was a modification to the 2009 License Agreement with Astellas and was accounted for as a new and separate contract. Under the terms of the Amended Astellas License Agreement, the Company will no longer be responsible for the supply of linaclotide API to Astellas, and Astellas assumed responsibility for its own supply of linaclotide API in Japan beginning in the fourth quarter of 2020.

In connection with the execution of the Amended Astellas License Agreement, Astellas paid the Company a non-refundable upfront payment of $10.0 million in August 2019. Further, beginning in the fourth quarter of 2020,

Astellas, in lieu of the royalty payment terms set forth in the 2009 License Agreement with Astellas, is required to pay royalties to the Company at rates beginning in the mid-single digit percent and escalating to low-double-digit percent, based on aggregate annual net sales in Japan of products containing linaclotide API. These royalty payments will be subject to reduction following the expiration of certain licensed patents and the occurrence of generic competition in Japan. The Company continued to supply linaclotide API for Japan during 2019 at a contractually defined rate. Additionally, Astellas reimbursed the Company for the Company’s performance of adverse event reporting services at a fixed monthly rate until such services were terminated in February 2020.

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

The Company recognized approximately $0.5 million and approximately $1.5 million in collaborative arrangements revenue during the three and nine months ended September 30, 2020, respectively, under the Amended Astellas License Agreement, of which approximately $0.5 million and approximately $1.4 million related to royalties, respectively. The Company recognized $10.0 million in collaborative arrangements revenue during each of the three and nine months ended September 30, 2019 related to the upfront fee associated with the execution of the Amended Astellas License Agreement. The Company recognized an insignificant amount of collaborative arrangements revenue related to adverse event reporting services in each of the three and nine months ended September 30, 2019.

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

During the three and nine months ended September 30, 2019, the Company incurred no costs and offset an insignificant amount of costs related to R&D Services and JDC services, respectively, under the AstraZeneca Collaboration Agreement. During each of the three and nine months ended September 30, 2019, the Company recognized an insignificant amount of revenue related to the sale of linaclotide drug product and API under the AstraZeneca Collaboration Agreement. Additionally, the Company incurred approximately $0.7 million and approximately $1.2 million in costs related to pre-launch commercial services and supply chain services during the three and nine months ended September 30, 2019, respectively.

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

The Company determined that the non-contingent payments should be allocated to the delivery of the AstraZeneca License. The non-contingent payments totaling $35.0 million will be paid in installments through 2024. The Company determined that the performance obligation related to the transfer of the AstraZeneca License was satisfied as of the execution date of the Amended AstraZeneca Agreement. As a portion of the payments relating to the transfer of the AstraZeneca License are due significantly after the performance obligation was satisfied, the Company adjusted its transaction price for the significant financing component of approximately $2.6 million. Accordingly, the Company recognized approximately $32.4 million during each of the three and nine months ended September 30, 2019 relating to the delivery of the AstraZeneca License as collaborative arrangements revenue at contract inception, and will recognize the approximately $2.6 million relating to the significant financing component as interest income through 2024 using the effective interest method. Consideration allocated to the AstraZeneca TSA services will be recognized as collaborative arrangements revenue as such services are provided over the performance period using an output method based on the amount to which the Company has a right to invoice. Consideration for the supply of linaclotide API, finished drug product and finished goods under the AstraZeneca CSA was recognized over the performance period using an output method as linaclotide API, finished drug product and finished goods are shipped to AstraZeneca.

During the three and nine months ended September 30, 2020, the Company recognized an insignificant amount and approximately $0.5 million, respectively, in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to the AstraZeneca TSA services. During the three and nine months ended September 30, 2020, the

Company recognized an insignificant amount and approximately $0.2 million, respectively, in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to royalties. During the three and nine months ended September 30, 2020, the Company recognized no revenue and approximately $5.5 million, respectively, of sale of API on its condensed consolidated statement of operations relating to the supply of linaclotide finished drug product and finished goods under the AstraZeneca CSA. The Company recognized approximately $0.2 million and approximately $0.6 million, respectively, in interest income related to the significant financing component of the Amended AstraZeneca Agreement during the three and nine months ended September 30, 2020. During each of the three and nine months ended September 30, 2019, the Company recognized an insignificant amount of collaborative arrangements revenue under the Amended AstraZeneca License related to the AstraZeneca TSA services. Additionally, during each of the three and nine months ended September 30, 2019, the Company recognized approximately $0.6 million of sale of API on its condensed consolidated statement of operations relating to the supply of linaclotide finished drug product and finished goods under the AstraZeneca CSA. The Company recognized an insignificant amount in interest income related to the significant financing component of the Amended AstraZeneca Agreement during each of the three and nine months ended September 30, 2019.

Promotion Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, the Company and Alnylam entered into a disease education and promotional agreement for Alnylam’s GIVLAARI (the “Alnylam Agreement”). GIVLAARI was approved by the U.S. FDA in November 2019 for the treatment of adult patients with AHP. Under the terms of the agreement, the Company’s sales force is performing disease awareness activities and sales detailing activities for GIVLAARI to gastroenterologists and health care practitioners to whom they detail LINZESS in the first position.

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

The Company allocated the service fees to the performance of Givosiran Education and Promotion Activities and recognizes collaborative arrangements revenue over the term of the agreement as the services are performed using an output method based on the amount to which the Company has a right to invoice. Royalties are recognized as collaborative arrangements revenue using an output method for Givosiran Education and Promotion Activities based on the amount to which the Company has a right to invoice when the associated constraints have been lifted.

During the three and nine months ended September 30, 2020, the Company recognized approximately $1.1 million and approximately $3.1 million, respectively, in collaborative arrangements revenue, of which approximately $0.9 million and approximately $2.6 million, respectively, related to the service fees and approximately $0.2 million and approximately $0.5 million, respectively, related to royalties. During each of the three and nine months ended September 30, 2019, the Company recognized approximately $0.7 million in collaborative arrangements revenue related to the service fees. At both September 30, 2020 and December 31, 2019, the Company had a deferred revenue balance of approximately $0.9 million related to advance billings of service fees.

Other Collaboration and License Agreements

The Company has other collaboration and license agreements that are not individually significant to its business. Pursuant to the terms of one license agreement, the Company recognized no collaborative arrangements revenue during the three months ended September 30, 2019 and recognized approximately $0.5 million in collaborative arrangements revenue during the nine months ended September 30, 2019, related to a nonrefundable upfront payment.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$292,533	$292,533	$—	$—
Restricted cash:				—
Money market funds	2,220	2,220	—	—
Convertible Note Hedges	8,252	—	—	8,252
Total assets measured at fair value	$303,005	$294,753	$—	$8,252
Liabilities:
Note Hedge Warrants	$7,695	$—	$—	$7,695
Total liabilities measured at fair value	$7,695	$—	$—	$7,695

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$139,190	$139,190	$—	$—
Repurchase agreements	37,800	37,800	—	—
Restricted cash:
Money market funds	2,221	2,221	—	—
Convertible Note Hedges	31,366	—	—	31,366
Total assets measured at fair value	$210,577	$179,211	$—	$31,366
Liabilities:
Note Hedge Warrants	$24,260	$—	$—	$24,260
Total liabilities measured at fair value	$24,260	$—	$—	$24,260

There were no transfers between fair value measurement levels during each of the three and nine months ended September 30, 2020 or 2019.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued research and development costs, accrued expenses and other current liabilities, deferred revenue and current portion of operating lease obligations at September 30, 2020 and December 31, 2019 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants with Respect to 2022 Convertible Notes

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, respectively, and are classified as Level 3 measurements under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of September 30, 2020 included the price per share of the Company’s Class A Common Stock, expected terms of the derivative instruments, strike prices of the derivative instruments, risk-free interest rates, and expected volatility of the Company’s Class A Common Stock. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of September 30, 2020 and December 31, 2019:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2020		2019
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	0.13%	0.14%	1.6%	1.6%
Expected term	1.7	2.3	2.5	3.0
Stock price (2)	$8.99	$8.99	$13.31	$13.31
Strike price (3)	$14.51	$18.82	$14.51	$18.82
Common stock volatility (4)	50.2%	52.2%	49.1%	46.5%
Dividend yield (5)	—%	—%	—%	—%
(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the quarters ended September 30, 2020 and December 31, 2019, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting date and changes in fair value are recorded in other (expense) income, net within the Company’s condensed consolidated statements of operations. Gains and losses for these derivative financial instruments are presented separately in the Company’s condensed consolidated statements of cash flows.

The following table reflects the change in the Company’s Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2019 through September 30, 2020 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2019	$31,366	$(24,260)
Change in fair value, recorded as a component of (loss) gain on derivatives	(23,114)	16,565
Balance at September 30, 2020	$8,252	$(7,695)

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

The estimated fair value of the 2022 Convertible Notes was approximately $124.1 million and approximately $141.3 million as of September 30, 2020 and December 31, 2019, respectively. The estimated fair value of the 2024 Convertible Notes was approximately $196.0 million and approximately $235.7 million as of September 30, 2020 and December 31, 2019, respectively. The estimated fair value of the 2026 Convertible Notes was approximately $196.1 million and approximately $240.1 million as of September 30, 2020 and December 31, 2019, respectively.

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls with certain financial institutions. The Capped Calls cover 29,867,480 shares of Class A Common Stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes, and have a cap price of approximately $17.05 per share (Note 8). The strike price and cap price are subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes. These instruments meet the conditions outlined in ASC Topic 815, Derivatives and Hedging (“ASC 815”) to be classified in stockholders’ equity (deficit) and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued incentive compensation	$7,593	$11,760
Accrued vacation	3,362	2,540
Professional fees	2,292	1,421
Accrued interest	2,105	301
Salaries	1,768	2,973
Other employee benefits	1,504	1,260
Income taxes payable	1,389	—
Other	3,872	10,210
	$23,885	$30,465

As of September 30, 2020, other accrued expenses of approximately $3.9 million included approximately $1.1 million related to sales and marketing projects and approximately $0.3 million related to corporate development projects.

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

7. Leases

Effective January 1, 2019, the Company adopted ASC 842, Leases, using the optional transition method. The Company’s lease portfolio for the three and nine months ended September 30, 2020 includes: leases for its current headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost during period(1)	$632	$6,244	$1,898	$13,924
Variable lease payments	—	654	—	1,308
Short-term lease cost	350	375	1,082	1,143
Total lease cost	$982	$7,273	$2,980	$16,375

(1)	Operating lease cost is presented net of approximately $0.3 million of sublease income for the nine months ended September 30, 2019. Sublease income relates to a sublease agreement between Ironwood and Cyclerion executed upon the Separation. The sublease agreement terminated in May 2019.

Supplemental cash flow information related to leases for the periods reported is as follows:

	Nine Months Ended
	September 30,
	2020	2019
Right-of-use assets obtained in exchange for new operating lease upon adoption of ASC 842 (in thousands)	$—	$88,299
Adjustment to right-of-use assets as a result of the lease modification at the Separation date (in thousands)	—	(40,427)
Adjustment to right-of-use assets as a result of the termination of the Binney Street Lease (in thousands)	—	(34,440)
Right-of-use assets obtained in exchange for new operating lease liabilities(1) (in thousands)	—	18,452
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	373	8,869
Weighted-average remaining lease term of operating leases (in years)	9.5	8.0
Weighted-average discount rate of operating leases	5.8%	5.4%

(1) Relates to right-of-use assets and operating lease liabilities for the Summer Street Lease (as defined below).

Future minimum lease payments under non-cancelable operating leases as of September 30, 2020 are as follows (in thousands):

Operating
Lease
Payments
2020(1)	$773
2021	3,128
2022	3,129
2023	3,065
2024	3,126
2025	3,189
2026 and thereafter	14,855
Total future minimum lease payments	31,265
Less: present value adjustment	(7,386)
Operating lease liabilities at September 30, 2020	23,879
Less: current portion of operating lease liabilities	(3,112)
Operating lease liabilities, net of current portion	$20,767

(1) For the three months ending December 31, 2020.

Summer Street Lease (current headquarters)

On June 11, 2019, the Company entered into a non-cancelable operating lease (the “Summer Street Lease”) for approximately 39,000 square feet of office space on the 23rd floor of 100 Summer Street, Boston, Massachusetts (the “Summer Street Property”). The Summer Street Property began serving as the Company’s headquarters in October 2019, replacing its prior headquarters at 301 Binney Street in Cambridge, Massachusetts. The Summer Street Lease terminates on June 11, 2030 and includes an option to extend the term of the lease for an additional five years at a market base rental rate, a 2% annual rent escalation, free rent periods, and a tenant improvement allowance. The rent expense for the Summer Street Property, inclusive of the escalating rent payments and lease incentives, is recognized on a straight-line basis over the lease term. Additionally, the Summer Street Lease requires a letter of credit to secure the Company’s obligations under the lease agreement of approximately $1.0 million, which is collateralized by a money market account recorded as non-current restricted cash on the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

At lease inception, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of approximately 5.8%. At September 30, 2020, the balances of the right-of-use asset and operating lease liability were approximately $16.9 million and approximately $23.5 million, respectively. At December 31, 2019, the balances of the right-of-use asset and operating lease liability were approximately $17.7 million and approximately $22.8 million, respectively.

Lease cost related to the Summer Street Lease recorded during the three and nine months ended September 30, 2020 was approximately $0.7 million and approximately $1.9 million, respectively. Lease cost related to the Summer Street Lease recorded during the three and nine months ended September 30, 2019 was approximately $0.6 million and $0.8 million, respectively.

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

Vehicle fleet leases

During April 2018, the Company entered into a master services agreement containing 12-month leases (the “2018 Vehicle Leases”) for vehicles within its fleet for its field-based sales force and medical science liaisons. These leases are classified as short-term in accordance with the practical expedient in ASC 842. The 2018 Vehicle Leases expire at varying times beginning in June 2019, with a monthly renewal provision. In accordance with the terms of the 2018 Vehicle Leases, the Company maintains a letter of credit securing its obligation under the lease agreements of $1.3 million, which is collateralized by a money market account recorded as restricted cash on the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Lease cost related to the 2018 Vehicle Leases was approximately $0.4 million and approximately $1.1 million for the three and nine months ended September 30, 2020, respectively. Lease cost related to the 2018 Vehicle Leases was approximately $0.4 million and approximately $1.1 million for the three and nine months ended September 30, 2019, respectively.

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

The Company’s outstanding balances for the convertible senior notes as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Liability component:
Principal:
2022 Convertible Notes	$120,699	$120,699
2024 Convertible Notes	200,000	200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt discount	(89,232)	(104,700)
Less: unamortized debt issuance costs	(6,928)	(8,005)
Net carrying amount	$424,539	$407,994
Equity component:
2022 Convertible Notes	19,807	19,807
2024 Convertible Notes	41,152	41,152
2026 Convertible Notes	51,350	51,350
Total equity component	$112,309	$112,309

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

The Company determined the expected life of the 2022 Convertible Notes was equal to their seven-year term. From the date of the partial repurchase of the 2022 Convertible Notes in August 2019 through September 30, 2020, the effective interest rate on the liability component of the 2022 Convertible Notes was 9.7%.

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective interest rates on the liability components of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through September 30, 2020 was 6.2% and 6.6%, respectively.

The following table sets forth total interest expense recognized related to convertible senior notes during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,803	$1,780	$5,412	$5,557
Amortization of debt issuance costs	372	301	1,077	856
Amortization of debt discount	5,244	4,460	15,468	12,699
Total interest expense	$7,419	$6,541	$21,957	$19,112

Future minimum payments under the convertible senior notes as of September 30, 2020 are as follows (in thousands):

2020(1)	$3,609
2021	7,216
2022	126,556
2023	4,500
2024	203,750
2025	3,000
2026 and thereafter	201,500
Total future minimum payments under the convertible senior notes	550,131
Less: amounts representing interest	(29,432)
Less: unamortized debt discount	(89,232)
Less: unamortized debt issuance costs	(6,928)
Convertible senior notes balance	$424,539

(1) For the three months ending December 31, 2020.

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

The Capped Calls are separate transactions entered into by and between the Company and the Capped Calls counterparties and are not part of the terms of the 2024 Convertible Notes or the 2026 Convertible Notes. Holders of the 2024 Convertible Notes and the 2026 Convertible Notes do not have any rights with respect to the Capped Calls. The Company recorded a reduction to additional paid-in capital of approximately $25.0 million during the year ended December 31, 2019 related to the premium payments for the Capped Calls. Additionally, the Company recorded an approximately $0.2 million reduction to equity related to transaction costs incurred in connection with the Capped Calls during the year ended December 31, 2019. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity (deficit) and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

9. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$1,500	$1,208	$4,301	$5,306
Selling, general and administrative	6,212	4,312	16,866	19,832
Restructuring expenses	—	—	—	654
	$7,712	$5,520	$21,167	$25,792

In February 2019, following further analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately 35 employees, primarily based in the home office. Certain share-based payment awards were modified in connection with the reduction in workforce. As a result of the modifications, the Company recorded no share-based compensation expense and approximately $0.7 million to restructuring expenses for the three and nine months ended September 30, 2019, respectively.

In April 2019, in connection with the Separation, all outstanding share-based payment awards were modified in accordance with the equity conversion-related provisions of the employee matters agreement with Cyclerion. No share-based compensation expense was recognized in connection with the modifications. Additionally, modifications with respect to the Company’s Employee Stock Purchase Plan (“ESPP”) were made due to the change in share price as a result of the Separation. As a result of the modification to the ESPP, the Company recorded share-based compensation expense of approximately $0.3 million during the nine months ended September 30, 2019.

In connection with certain other modifications of share-based payment awards for the nine months ended September 30, 2020, the Company recognized an insignificant amount of share-based compensation expense. In connection with certain other modifications of share-based payment awards during the three and nine months ended September 30, 2019, the Company recognized approximately $0.2 million and approximately $2.8 million in share-based compensation, respectively.

10. Related Party Transactions

The Company previously reflected amounts due to and due from Allergan prior to its acquisition by AbbVie as related party accounts payable and related party accounts receivable, respectively. Following the acquisition of Allergan by AbbVie, the Company determined that AbbVie is not a related party to the Company. As such, only historical amounts paid to and received from Allergan (prior to its acquisition by AbbVie) are considered related party accounts payable and related party accounts receivable, respectively. Balances of related party accounts payable and related party accounts receivable, respectively, were reported net of any balances due to or from the related party. As of December 31, 2019, the Company had approximately $106.0 million in related party accounts receivable, net of related party accounts payable, associated with Allergan (prior to its acquisition by AbbVie).

In connection with the Separation, the Company executed certain contracts with Cyclerion whose President and Chief Scientific Officer became a member of the Company’s Board of Directors in April 2019 (Note 2). As of September 30, 2020, the Company had approximately $0.4 million of accounts payable due to Cyclerion. As of December 31, 2019, the Company had an insignificant amount of accounts receivable and approximately $1.5 million of accounts payable due from and to Cyclerion, respectively. The transition services agreements with Cyclerion terminated on March 31, 2020.

11. Workforce Reduction and Restructuring

On September 29, 2020, the Company announced that one of its two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet certain criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, the Company is discontinuing development of IW-3718. In connection with this decision, the Company intends to reduce its workforce by approximately 100 full-time employees. This workforce reduction is expected to affect both field-based and home-office employees, including the relevant general and administrative support functions. The Company expects to substantially complete the reduction in its workforce in the fourth quarter of 2020. The Company estimates that it will incur approximately $15.0 million to $18.0 million in expenses related to discontinuing development of IW-3718, primarily for one-time cash employee severance and benefit costs that are expected to be substantially incurred in the fourth quarter of 2020. In accordance with ASC Topic 420, Exit and Disposal Costs, plan design related to the anticipated reduction in force had not been finalized and potentially impacted employees had not been notified as of September 30, 2020. During each of the three and nine months ended September 30, 2020, the Company recorded approximately $1.2 million in restructuring expenses in its consolidated statement of operations related to the impairment of certain fixed assets as a result of the discontinuation of IW-3718.

On February 7, 2019, following analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately 35 employees, primarily based in the home office. During the three and nine months ended September 30, 2019, the Company reversed approximately $0.2 million and recorded approximately $3.7 million, respectively, of costs including employee severance, benefits, and related costs that are reflected in the condensed consolidated statement of operations as restructuring expenses.

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

Overview

We are a gastrointestinal, or GI, healthcare company dedicated to advancing the treatment of GI diseases and redefining the standard of care for millions of GI patients. We are focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, and is indicated for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., and Mexico and to adult men and women suffering from IBS-C in Japan and China. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie Inc. (together with its affiliates), or AbbVie, (successor to Allergan plc (together with its affiliates), or Allergan) in the U.S., AstraZeneca AB (together with its affiliates), or AstraZeneca, in China (including Hong Kong and Macau) and Astellas Pharma Inc., or Astellas, in Japan.

We were also developing IW-3718, a gastric retentive formulation of a bile acid sequestrant, in a Phase III program for the potential treatment of refractory gastroesophageal reflux disease, or refractory GERD. In September 2020, we announced that one of our two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet the pre-specified criteria associated with a planned early efficacy assessment. Following the assessment from an independent data monitoring committee, we unblinded the data and confirmed that IW-3718-302 did not meet the criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, we are discontinuing development of IW-3718. In connection with this decision, we intend to reduce our workforce by approximately 100 full-time employees. This workforce reduction is expected to affect both field-based and home-office employees, including the relevant general and administrative support functions. We expect to substantially complete the reduction in our workforce in the fourth quarter of 2020.

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

We are also leveraging our leading capabilities in GI to bring additional treatment options to GI patients. This includes our U.S. disease education and promotional agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for Alnylam’s GIVLAARI® (givosiran), an RNAi therapeutic targeting aminolevulinic acid synthase 1, for the treatment of acute hepatic porphyria.

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

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019 when we recorded net income for the year of approximately $21.5 million, we incurred net losses in each year since our inception in 1998. For the three and nine months ended September 30, 2020, we recorded net income of approximately $34.4 million and approximately $63.0 million, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $1.5 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

In December 2019, a novel strain of coronavirus, or COVID-19, emerged in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Donald Trump announced a national emergency relating to the pandemic. There continues to be significant uncertainty surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. During the three and nine months ended September 30, 2020, the COVID-19 pandemic resulted in changes to our business and operations which impacted our financial condition and results of operations, as more fully described below in Trends and Uncertainties. The COVID-19 pandemic may have a material adverse impact on our business and our financial condition in the future.

Financial Overview

Revenues. Our revenues are generated primarily through our collaborative arrangements and license agreements related to research and development and commercialization of linaclotide, as well as promotion arrangements in the U.S. We recognize revenue when the customer obtains control of a promised good or service, in an amount that reflects the consideration which we expect to receive in exchange for the good or service.

The terms of the collaborative research and development, license and promotion agreements contain multiple performance obligations which may include (i) licenses, (ii) research and development activities, (iii) the manufacture of finished drug product, active pharmaceutical ingredient, or API, or development materials for a partner which are reimbursed at a contractually determined rate, and (iv) education or promotion activities by our clinical sales specialists. Payments to us may include (i) up-front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API or development materials, (iv) payments based upon the achievement of certain milestones, (v) payments for sales detailing, promotional support services and medical education initiatives and (vi) royalties on product sales. We receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S.

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

The core of our research and development strategy is to leverage our demonstrated expertise and capabilities in GI diseases to bring multiple medicines to patients. We are developing innovative product opportunities in areas of significant unmet need in GI.

Linaclotide. Our commercial product, linaclotide, is available to adult men and women suffering from IBS-C or CIC in certain countries around the world. LINZESS is commercially available in the U.S. for the treatment of IBS-C or CIC in adults. Linaclotide also is approved and commercially available in China, Japan and in a number of E.U. and other countries.

We and AbbVie continue to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In January 2017, the U.S. FDA approved a 72 mcg dose of LINZESS for adults with CIC, which became available in the U.S. in March 2017. In June 2019, we announced positive topline data from our Phase IIIb trial demonstrating the efficacy and safety of linaclotide 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort in adult patients with IBS-C. In September 2020, based on the Phase IIIb data, the U.S. FDA approved our Supplemental New Drug Application to include a more comprehensive description of the effects of LINZESS in its approved label.

We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. Clinical pediatric programs in IBS-C and functional constipation are currently ongoing.

IW-3718. We were developing IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of refractory GERD. In September 2020, we announced that one of our two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet the pre-specified criteria associated with a planned early efficacy assessment. Following the assessment from an independent data monitoring committee, we unblinded the data and confirmed that IW-3718-302 did not meet the criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, we are discontinuing development of IW-3718.

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

Early research and development. After the Separation, our early research and development efforts have been focused on supporting our development stage GI programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating external development stage GI programs.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2020 and 2019. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Linaclotide(1)	$5,581	$11,218	$19,730	$29,365
Lesinurad(2)	—	96	—	467
IW-3718	13,490	16,114	46,012	51,578
Early research and development	2,621	123	6,053	7,097
Total research and development expenses	$21,692	$27,551	$71,795	$88,507
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.

Since 2004, the date we began tracking costs by program, we have incurred approximately $521.4 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by AbbVie for the U.S. and AstraZeneca for China (including Hong Kong and Macau), prior to the execution of the Amended AstraZeneca Agreement in August 2019, and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

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

On September 29, 2020, we announced that one of our two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet certain criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, we are discontinuing development of IW-3718. In connection with this decision, we intend to reduce our workforce by approximately 100 full-time employees. This workforce reduction is expected to affect both field-based and home-office employees, including the relevant general and administrative support functions. We expect to substantially complete the reduction in our workforce in the fourth quarter of 2020. We estimate that we will incur approximately $15.0 million to $18.0 million in expenses related to discontinuing development of IW-3718, primarily for one-time cash employee severance and benefit costs that are expected to be substantially incurred in the fourth quarter of 2020. In accordance with ASC Topic 420, Exit and Disposal Costs, plan design related to the anticipated reduction in force had not been finalized and potentially impacted employees had not been notified as of September 30, 2020. During each of the three and nine months ended September

30, 2020, we recorded approximately $1.2 million in restructuring expenses in our consolidated statement of operations related to the impairment of certain fixed assets as a result of the discontinuation of IW-3718. We expect to realize annualized cost savings in total operating expenses from the planned workforce reduction, as well as cost savings related to external spend for IW-3718 previously expected through 2021.

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

Interest and investment income consists of interest earned on our cash and cash equivalents as well as significant financing components identified under ASC Topic 606, Revenue from Contracts with Customers.

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

Income Taxes. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations. In preparing our consolidated financial statements, we record our income tax provision by applying our estimated annual effective tax rate to pre-tax income. The primary difference between the recorded provision for income taxes and the income tax provision based on U.S. statutory tax rates was primarily attributable to the impact of a continued valuation allowance.

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

During the three and nine months ended September 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 13, 2020, or the 2019 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$103,468	$130,524	$267,336	$273,998
Sale of active pharmaceutical ingredient	—	643	5,507	28,114
Total revenues	103,468	131,167	272,843	302,112
Cost and expenses:
Cost of revenues	—	506	2,239	12,862
Write-down of commercial supply and inventory to net realizable value and settlement on non-cancellable purchase commitments	—	(3,530)	—	(3,530)
Research and development	21,692	27,551	71,795	88,507
Selling, general and administrative	34,928	40,919	106,021	133,260
Gain on lease modification	—	—	—	(3,169)
Restructuring expenses	1,232	(166)	1,232	3,652
Total cost and expenses	57,852	65,280	181,287	231,582
Income from operations	45,616	65,887	91,556	70,530
Other (expense) income:
Interest expense	(7,419)	(10,457)	(21,957)	(29,479)
Interest and investment income	231	893	1,284	2,297
Loss on derivatives	(2,616)	(4,766)	(6,549)	(1,494)
Loss on extinguishment of debt	—	(30,977)	—	(30,977)
Other income	—	68	27	208
Other expense, net	(9,804)	(45,239)	(27,195)	(59,445)
Income from continuing operations, before income tax expense	35,812	20,648	64,361	11,085
Income tax expense	1,389	—	1,389	—
Income from continuing operations, net of income taxes	34,423	20,648	62,972	11,085
Loss from discontinued operations, net of income taxes	—	—	—	(37,438)
Net income (loss)	$34,423	$20,648	$62,972	$(26,353)

Three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019

Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)				(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$103,468	$130,524	$(27,056)	(21)%	$267,336	$273,998	$(6,662)	(2)%
Sale of active pharmaceutical ingredient	—	643	(643)	(100)%	5,507	28,114	(22,607)	(80)%
Total revenues	$103,468	131,167	(27,699)	(21)%	272,843	302,112	(29,269)	(10)%

Collaborative Arrangements Revenue. The decrease in revenue from collaborative arrangements of approximately $27.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily related to an approximately $32.4 million decrease in revenue recognized related to non-contingent payments pursuant to the Amended AstraZeneca Agreement and recognized in 2019; an approximately $10.0 million decrease in revenue recognized related to a one-time up-front payment received in 2019 in connection with the Amended Astellas License Agreement; and an approximately $1.2 million decrease in promotion revenue. These decreases were partially offset by an approximately $15.7 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand and lower collaboration-related selling expenses due to the COVID-19 pandemic and an approximately $0.8 million increase in royalty revenue.

The decrease in revenue from collaborative arrangements of approximately $6.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily related to an approximately $32.4 million decrease in revenue recognized related to non-contingent payments pursuant to the Amended AstraZeneca Agreement and recognized in 2019; an approximately $10.0 million decrease in revenue recognized in 2019 related to a one-time up-front payment received in connection with the Amended Astellas License Agreement; an approximately $0.7 million decrease in promotion revenue; and an approximately $0.5 million decrease in upfront payments received in connection with a license agreement executed in the first half of 2019. These decreases were partially offset by an approximately $34.0 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand and lower collaboration-related selling expenses due to the COVID-19 pandemic; and an approximately $2.4 million increase in royalty revenue.

Sale of Active Pharmaceutical Ingredient. The decrease in sale of API of approximately $0.6 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to an approximately $0.6 million decrease in sales of finished goods to AstraZeneca in China.

The decrease in sale of API of approximately $22.6 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, respectively, was primarily due to an approximately $27.5 million decrease in sales of API to Astellas in Japan, offset by an approximately $4.9 million increase in sales of API, finished drug product, and finished goods to AstraZeneca in China.

Cost and Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenues	$—	$506	$(506)	(100)%	$2,239	$12,862	$(10,623)	(83)%
Write-down of commercial supply and inventory to net realizable value and settlement on non-cancellable purchase commitments	—	(3,530)	3,530	(100)%	—	(3,530)	3,530	(100)%
Research and development expense	21,692	27,551	(5,859)	(21)%	71,795	88,507	(16,712)	(19)%
Selling, general and administrative expense	34,928	40,919	(5,991)	(15)%	106,021	133,260	(27,239)	(20)%
Gain on lease modification	—	—	—	—%	—	(3,169)	3,169	(100)%
Restructuring expenses	1,232	(166)	1,398	(842)%	1,232	3,652	(2,420)	(66)%
Total cost and expenses	$57,852	$65,280	$(7,428)	(11)%	$181,287	$231,582	$(50,295)	(22)%

Cost of Revenues. The decrease of approximately $0.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was related to a decrease in cost of revenues as a result of a decrease in sales of finished goods to AstraZeneca in China. The decrease of approximately $10.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily related to an approximately $12.3 million decrease in cost of revenues as a result of a decrease in linaclotide API sales to Astellas in Japan, offset by an approximately $1.7 million increase in cost of revenues related to sales of linaclotide API, finished drug product, and finished goods to AstraZeneca in China.

Write-down of Commercial Supply and Inventory to Net Realizable Value and Settlement on Non-cancellable Purchase Commitments. The write-down of commercial supply and inventory to net realizable value and settlement on non-cancelable purchase commitments of approximately $3.5 million during each of the three and nine months ended September 30, 2019 was primarily related to the execution of the Amended AstraZeneca Agreement in which certain of our previously written-down linaclotide excess purchase commitments were assumed by AstraZeneca and resulted in a settlement.

Research and Development Expense. The decrease in research and development expense of approximately $5.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily related to a decrease of approximately $2.2 million in external development costs related to IW-3718; a decrease of approximately $2.2 million related to linaclotide development; and a decrease of approximately $2.1 million in operating expenses primarily related to facilities costs. These decreases were partially offset by an increase of approximately $0.5 million in compensation, benefits, and other employee-related expenses and an increase of approximately $0.3 million in research costs related to our early research and development efforts.

The decrease in research and development expense of approximately $16.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily related to a decrease of approximately $7.0 million in external development costs related to IW-3718; a decrease of $5.4 million in facilities and operating costs due to change in headquarters location; a decrease of approximately $2.4 million in compensation, benefits and other employee-related expenses; a decrease of approximately $1.1 million related to linaclotide development; and a decrease of approximately $0.8 million in research costs related to our early research and development efforts.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased approximately $6.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The approximately $6.0 million decrease in selling, general and administrative expense included an approximately $6.8 million decrease in costs associated with the Separation which was completed on April 1, 2019. The approximately $6.8 million decrease in Separation costs includes an approximately $5.7 million decrease in facilities costs primarily due to our change in headquarters location; an approximately $0.5 million decrease in consulting and investment banking costs; and an approximately $0.4 million decrease in legal costs. These decreases in Separation costs were partially offset by an approximately $0.8 million increase in non-Separation costs. The approximately $0.8 million increase in non-Separation costs includes an approximately $1.8 million increase in consulting fees, and an approximately $1.0 million increase in compensation, benefits, and employee-related expenses. These increases in non-Separation costs were partially offset by an approximately $0.7 million decrease in facilities and operating costs; an approximately $0.5 million decrease in legal costs; an approximately $0.4 million decrease in collaboration costs pursuant to the Amended AstraZeneca Agreement; and an approximately $0.4 million decrease in post-marketing requirements for lesinurad as a result of our termination of the license agreement with AstraZeneca for the development, manufacture, and commercialization of products in the U.S. containing lesinurad as a an active ingredient.

Selling, general and administrative expenses decreased approximately $27.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease of approximately $27.2 million was primarily due to decreases in costs associated with the Separation of approximately $16.8 million and an approximately $10.4 million decrease in non-Separation costs. The approximately $16.8 million decrease in Separation costs includes an approximately $7.6 million decrease in facilities and other operating costs primarily due to our change in headquarters location; an approximately $6.2 million decrease in other compensation, benefits and employee-related expenses; an approximately $1.6 million decrease in consulting and investment banking costs; and an approximately $1.4 million decrease in legal costs. The approximately $10.4 million decrease in non-Separation costs includes an approximately $3.4 million decrease in facilities costs and other operating costs; an approximately $3.2 million decrease in legal costs; an approximately $2.3 million decrease in compensation, benefits, and employee-related expenses; an approximately $2.1 million decrease in post-marketing requirements for lesinurad as a result of our termination of the license agreement with AstraZeneca for the development, manufacture, and commercialization of products in the U.S. containing lesinurad as a an active ingredient; an approximately $1.0 million decrease in collaboration costs pursuant to the Amended AstraZeneca Agreement; and an approximately $0.5 million decrease in sales and marketing activities. These decreases in non-Separation costs were partially offset by an approximately $2.1 million increase consulting fees.

Gain on Lease Modification. The gain on lease modification of approximately $3.2 million for each of the three and nine months ended September 30, 2019 was due to the modification of the Binney Street Lease in 2019 in connection with the Separation.

Restructuring Expenses. Restructuring expenses of approximately $1.2 million for the three and nine months ended September 30, 2020 related to the impairment of certain fixed assets as a result of the discontinuation of IW-3718. Restructuring expenses for the three and nine months ended September 30, 2019 primarily related to costs associated with the workforce reduction that occurred in February 2019.

Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(7,419)	$(10,457)	$3,038	(29)%	$(21,957)	$(29,479)	$7,522	(26)%
Interest and investment income	231	893	(662)	(74)%	1,284	2,297	(1,013)	(44)%
Loss on derivatives	(2,616)	(4,766)	2,150	(45)%	(6,549)	(1,494)	(5,055)	338%
Loss on extinguishment of debt	—	(30,977)	30,977	(100)%	—	(30,977)	30,977	(100)%
Other income	—	68	(68)	(100)%	27	208	(181)	(87)%
Total other expense, net	$(9,804)	$(45,239)	$35,435	(78)%	$(27,195)	$(59,445)	$32,250	(54)%

Interest Expense. Interest expense decreased by approximately $3.0 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a decrease of approximately $2.9 million in interest expense related to the 2022 Convertible Notes and a decrease of approximately $2.6 million in interest expense associated with the 2026 Notes that were fully redeemed in September 2019, partially offset by an increase of approximately $1.2 million in interest expense associated with the 2024 Convertible Notes and an increase of approximately $1.2 million in interest expense associated with the 2026 Convertible Notes.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 interest expense decreased by approximately $7.5 million due to a decrease of approximately $10.6 million in interest expense related to the 2022 Convertible Notes and a decrease of approximately $9.0 million in interest expense associated with the 2026 Notes that were fully redeemed in September 2019, partially offset by an increase of approximately $6.1 million in interest expense associated with the 2024 Convertible Notes and an increase of approximately $6.0 million in interest expense associated with the 2026 Convertible Notes.

Interest and Investment Income. Interest and investment income decreased by approximately $0.7 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, resulting primarily from a decrease in investment income of approximately $0.9 million due to lower investment interest rates, partially offset by an increase in interest income of $0.2 million related to the significant financing component of long-term receivables.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, interest and investment income decreased by approximately $1.0 million resulting primarily from a decrease in investment income of approximately $1.6 million due to lower investment interest rates, partially offset by an increase in interest income of approximately $0.6 million due to the significant financing component of long-term receivables.

Loss on Derivatives. For the three months ended September 30, 2020, we recorded a loss on derivatives of approximately $2.6 million resulting from an approximately $7.9 million decrease in the fair value of the Convertible Note Hedges and an approximately $5.3 million decrease in the fair value of the Note Hedge Warrants. For the three months ended September 30, 2019, we recorded a loss on derivatives of approximately $4.8 million resulting from an approximately $49.4 million decrease in the fair value of the Convertible Note Hedges and an approximately $41.4 million decrease in the fair value of the Note Hedge Warrants, partially offset by an approximately $3.2 million cash settlement received upon the partial termination of the Convertible Note Hedges and the Note Hedge Warrants associated with the partial repurchase of the 2022 Convertible Notes.

For the nine months ended September 30, 2020, we recorded a loss on derivatives of approximately $6.5 million resulting from an approximately $23.1 million decrease in the fair value of the Convertible Note Hedges and an approximately $16.6 million decrease in the fair value of the Note Hedge Warrants. For the nine months ended September 30, 2019, we recorded a loss on derivatives of approximately $1.5 million resulting from an approximately $29.7 million decrease in the fair value of the Convertible Note Hedges and an approximately $25.0 million decrease in the fair value of the Note Hedge Warrants, partially offset by an approximately $3.2 million cash settlement received upon the partial termination of the Convertible Note Hedges and the Note Hedge Warrants associated with the partial repurchase of the 2022 Convertible Notes.

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

Other Income. For the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, other income decreased by an insignificant amount and approximately $0.2 million, respectively, due to income related to a transition service agreement with Cyclerion.

Income Tax Expense

During each of the three and nine months ended September 30, 2020, we recorded income tax expense of approximately $1.4 million related to state income tax, which primarily resulted from a change in California tax, which temporarily disallows the use of net operating losses in California. We did not record any income tax expense for the three and nine months ended September 30, 2019.

Net Loss from Discontinued Operations

There was no net loss from discontinued operations for each of the three and nine months ended September 30, 2020. There was no net loss from discontinued operations for the three months ended September 30, 2019, and net loss from discontinued operations was approximately $37.4 million for the nine months ended September 30, 2019. For additional information on discontinued operations, see Note 2, Cyclerion Separation, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $307.6 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least AA- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to achieve liquidity and capital preservation objectives.

During the nine months ended September 30, 2020, our balances of cash and cash equivalents increased by approximately $130.5 million. Net cash provided by operating activities totaled approximately $117.3 million as a result of profitable operations driven primarily by the sales of LINZESS in the U.S. Additionally, cash provided by financing activities totaled approximately $15.0 million in proceeds from the exercise of stock options and purchases pursuant to our employee stock purchase plan. These cash inflows were partially offset by approximately $1.8 million in capital expenditures.

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

Sources of Liquidity

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and, as of September 30, 2020, we had an accumulated deficit of approximately $1.5 billion. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, including approximately $203.2 million of net proceeds from our initial public offering, in February 2010, and approximately

$413.4 million of net proceeds from our follow-on public offerings; payments received under our strategic collaborative arrangements, including up-front and milestone payments, royalties and our share of net profits, as well as reimbursement of certain expenses; and debt financings, including approximately $324.0 million of net proceeds from the private placement of our 2022 Convertible Notes in June 2015, and approximately $391.0 million of net proceeds from the private placement of our 2024 Convertible Notes and 2026 Convertible Notes in August 2019.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, AbbVie, in December 2012, and we currently derive a significant portion of our revenue from this collaboration. In addition, we are deploying significant resources to advance product opportunities in GI, as well as to fulfill U.S. FDA requirements for linaclotide. We have also historically derived revenue from the sale of linaclotide API to Astellas for Japan; beginning in the fourth quarter of 2020, however, we will no longer be responsible for the supply of linaclotide API to Astellas. Our goal is to generate and maintain positive cash flows, driven by increased revenue generated through sales of LINZESS and other commercial activities and financial discipline.

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S. and other markets, develop and commercialize other products, and invest in our pipeline and potentially other external opportunities. We believe that our cash on hand as of September 30, 2020 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Most of our customer-facing employees have resumed in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees have resumed in-person work practices, and in some cases, we have paused the in-person work practices as a result of the impact of the COVID-19 pandemic in those territories. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. Headquarters employees have the option to work remotely through mid-2021.

●	Collaboration Agreement for North America with AbbVie

We and our partner, AbbVie, are focused on maintaining the availability of LINZESS for adult men and women suffering from IBS-C or CIC. We include our and AbbVie’s collaboration-related selling, general, and administrative expenses, including expenses from in-person details, in the calculation of net profits from the sale of LINZESS in the U.S. and present net payments to us as collaborative arrangements revenue. Costs we and AbbVie have incurred associated with the remote selling activities performed by our and AbbVie’s customer-facing employees have been excluded from the collaboration-related selling, general, and administrative expenses. As such, we have experienced fluctuations in our settlement payments based on the ratio of selling, general and administrative expenses incurred by each party during the three and nine months ended September 30, 2020, and may continue to experience such fluctuations in the future. The COVID-19 pandemic may negatively impact future net sales of LINZESS in the U.S., including as a result of reduced and/or restricted in-person promotion or potential changes in patient access to healthcare (including due to unemployment or modifications in insurance coverage) and payor reimbursement levels.

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

The COVID-19 pandemic impacted the development of our pipeline during the period. Specifically, prior to our decision to discontinue the development of IW-3718, the COVID-19 pandemic impacted enrollment in our Phase III clinical trials of IW-3718 for the treatment of refractory GERD, resulting in lower than expected research and development expenses relating to IW-3718 clinical trials during the three and nine months ended September 30, 2020.

The COVID-19 pandemic resulted in changes to our business and operations which impacted our financial condition and results of operations for the three and nine months ended September 30, 2020 as described above. During the three and nine months September 30, 2020, we incurred a total of approximately $1.5 million and approximately $2.1 million, respectively, of incremental expenses, primarily related to personal protective equipment for our field-based employees, external costs of strategy and operations analysis related to the impacts of the COVID-19 pandemic, as well as a donation to the Life Science Cares’ COVID-19 Response Fund.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2, Summary of Significant Accounting Policies, to our 2019 Annual Report on Form 10-K and Note 1, Nature of Business, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and nine months ended September 30, 2020 that had a material effect on our condensed consolidated financial statements included in this report.

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

The 2022 Convertible Notes are convertible into Class A Common Stock at an adjusted conversion rate of 68.9172 shares of Class A Common Stock (subject to adjustment as provided for in the 2022 Convertible Notes that are governed by an indenture, or the 2022 Indenture) per $1,000 principal amount of the 2022 Convertible Notes, which is equal to a conversion price of approximately $14.51 per share. The 2022 Convertible Notes will mature on June 15, 2022 unless earlier converted or repurchased. We will settle conversions of the 2022 Convertible Notes through payment or delivery, as the case may be, of cash, shares of our Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our option (subject to, and in accordance with, the settlement provisions of the 2022 Indenture). The 2022 Convertible Notes bear cash interest at an annual rate of 2.25%, payable on June 15 and December 15 of each year, which began on December 15, 2015. As of September 30, 2020, the fair value of the 2022 Convertible Notes was estimated by us to be approximately $124.1 million. The 2022 Convertible Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 8, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The initial conversion rate for each of the 2024 Convertible Notes and 2026 Convertible Notes is 74.6687 shares of Class A Common Stock (subject to adjustment as provided for in the applicable Indenture) per $1,000 principal amount of the 2024 Convertible Notes and 2026 Convertible Notes, which is equal to an initial conversion price of approximately $13.39 per share. The 2024 Convertible Notes will mature on June 15, 2024 and the 2026 Convertible Notes will mature on June 15, 2026, unless earlier converted or repurchased. We will settle conversions of the 2024 Convertible Notes and 2026 Convertible Notes through payment or delivery, as the case may be, of cash, shares of our Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our option (subject to, and in accordance with, the settlement provisions of the applicable Indenture). The 2024 Convertible Notes bear cash interest at the annual rate of 0.75% and the 2026 Convertible Notes bear cash interest at the annual rate of 1.50%, each payable on June 15 and December 15 of each year, which began on December 15, 2019. As of September 30, 2020, the fair value of the 2024 Convertible Notes and 2026 Convertible Notes was estimated by us to be approximately $196.0 million and approximately $196.1 million, respectively. The 2024 Convertible Notes and 2026 Convertible Notes are more fully described in Note 5, Fair Value of Financial Instruments, and Note 8, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2020 and 2019 had a significant impact on our results of operations.

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

Most of our customer-facing employees have resumed in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees have resumed in-person work practices, and in some cases, we have paused or delayed in-person work practices as a result of the impact of the COVID-19 pandemic in those territories, and may do so again in the future. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. Headquarters employees are expected to have the option to work remotely through mid-2021. We may delay, stop or otherwise limit in-person work in the future pending relevant health authority guidance and additional safety or other considerations. If our employees are unable to work from home effectively, or if the COVID-19 pandemic otherwise impacts employees’ ability to work, for example due to containment and mitigation measures related to the COVID-19 pandemic, illness, lack of resources or inadequate technology, or restrictions, closures or other limits on school and other childcare options, our business will be materially harmed. Specifically, new or continuing limits on the ability of our customer-facing employees to meet with physicians and patients to visit healthcare providers and pharmacists (including due to continued or future remote working arrangements, containment and mitigation measures that limit access to customers or other restrictions related to the COVID-19 pandemic) may have an extended negative impact on LINZESS® (linaclotide) sales.

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

The COVID-19 pandemic has impacted enrollment in our clinical trials, and may impact clinical trial enrollment or participation in the future, for example due to suspension of in-person procedures required for enrollment or lower or discontinued patient participation compared to pre-COVID-19 pandemic levels. Specifically, prior to our decision to discontinue development of IW-3718, the COVID-19 pandemic impacted enrollment in our Phase III clinical trials of IW-3718 for the treatment of refractory gastroesophageal reflex disease, or refractory GERD. In addition, the progression of our pipeline could be impacted should any of our key vendors, including clinical research organizations, or CROs, and other clinical vendors, be unable to provide timely or sufficient services due to the impact of the COVID-19 pandemic.

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

In addition, the U.S. FDA-approved label for LINZESS contains a boxed warning about its use in pediatric patients. LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and, at the time of approval, the lack of pediatric clinical safety and efficacy data. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients, which is discussed below. These and other restrictions could limit the commercial potential of LINZESS.

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

In order to optimize the commercial potential of LINZESS, we and AbbVie must execute upon this commercialization plan effectively and efficiently. In addition, we and AbbVie must continually assess, modify and adapt our commercialization plan in a coordinated and integrated fashion, including evaluating and adjusting as necessary the level and mix of marketing and promotion efforts, in response to changing business, market or other factors in order to advance the commercial potential of LINZESS. Further, we and AbbVie must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around IBS-C, CIC and the potential for LINZESS as an appropriate therapy. In addition, we and AbbVie must provide our sales forces with the highest quality support, guidance and oversight for them to continue to effectively promote LINZESS to gastroenterologists and primary care physicians. In light of the recently completed merger of AbbVie and Allergan, we and AbbVie must work together to ensure an orderly transition of this work plan and to continue these commercialization efforts. If we and AbbVie fail to perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm. Our efforts to further target and engage adult patients with IBS-C or CIC may not effectively increase appropriate patient awareness or patient/physician dialogue and may not increase the revenues that we generate from LINZESS.

In addition, as described above, most of our customer-facing employees have resumed in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees have resumed in-person work practices, and in some cases, we have paused the in-person work practices as a result of the impact of the COVID-19 pandemic in those territories, and may do so again in the future. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. Headquarters employees are expected to have the option to work remotely through mid-2021. We may delay, stop or otherwise limit in-person work in the future pending relevant health authority guidance and other safety considerations. The virtual support we continue to provide to customers may not be as effective as in-person efforts, and our in-person efforts may be limited in their effectiveness. If this were to occur, or if we, AbbVie or any of our partners were unable to align on our strategy and development and commercial efforts as a result of the COVID-19 pandemic or otherwise, we may not be able to maintain or increase the revenues that we generate or our business may be otherwise materially harmed.

We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.

Our and our partner’s ability to commercialize our products successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payors will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we have offered, and expect to continue to face increasing pressure to offer, discounts or rebates from list prices or discounts to third-party payors or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or AbbVie will be able to negotiate or continue to negotiate pricing terms with third-party payors at levels that are profitable to us, or at all. Certain third-party payors also require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future. Our business would be materially adversely affected if we and our partners are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if government healthcare programs, private health insurers, including managed care organizations, or other reimbursing bodies or payors limit or reduce the indications for or conditions under which our products may be reimbursed. Moreover, as discussed above, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, as well as the impacts to healthcare access or administration (including, for example, limitations on medications or procedures deemed “non-essential,” reduced interaction between patients and physicians, and increased unemployment), due to the COVID-19 pandemic may materially harm our business and commercialization efforts.

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

CONSTELLA was first launched in certain European countries for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013 and our partner, AbbVie, is currently commercializing CONSTELLA in a number of European countries, including the United Kingdom, Italy and Spain. LINZESS was first launched in Japan for the treatment of IBS-C in adults in the first quarter of 2017, and for the treatment of chronic constipation in adults in the third quarter of 2018, and our partner Astellas is currently commercializing LINZESS in Japan. In addition, LINZESS was first launched in China for the treatment of IBS-C in adults in November 2019, and our partner AstraZeneca is currently commercializing LINZESS in China (including Hong Kong and Macau). The pricing and reimbursement strategy is a key component of our partners’ commercialization plans for CONSTELLA in Europe and LINZESS in Japan and China. Our revenues may suffer if our partners are unable to successfully and timely conclude reimbursement, price approval or funding processes and market CONSTELLA in key member states of the E.U. or LINZESS in Japan or China, or if coverage and reimbursement for either CONSTELLA or LINZESS is limited or reduced. If our partners are not able to obtain coverage, pricing or reimbursement on acceptable terms or at all, or if such terms change in any countries in its territory, our partners may not be able to, or may decide not to, sell either CONSTELLA or LINZESS in such countries.

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

LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a boxed warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and, at the time of approval, the lack of pediatric clinical safety and efficacy data. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients, and clinical pediatric programs in IBS-C and functional constipation currently are ongoing. Our ability to expand the indication or label information for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical programs. In addition, as the holder of the approved NDA for each of ZURAMPIC and DUZALLO, we are obligated to monitor and report adverse events and any failure of such products to meet the specifications in the applicable NDA, to submit new or supplemental applications and to obtain U.S. FDA approval for certain changes to such products, including changes to product labeling and manufacturing processes.

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the U.S. FDA and other regulatory authorities for compliance with GMP and other applicable regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including withdrawal of the product from the market or suspension of manufacturing. If we, our partners or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may take the following actions, among others:

●	issue warning letters or untitled letters;

●	impose civil or criminal penalties;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve pending applications or supplements to applications submitted by us or our partners;

●	impose restrictions on operations, including costly new manufacturing requirements; or

●	seize or detain products or require us to initiate a product recall.

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

The products that we promote are marketed in the U.S. and/or covered by federal healthcare programs, and, as a result, certain federal and state healthcare laws and regulations pertaining to product promotion and fraud and abuse are applicable to, and may affect, our business. These laws and regulations include:

●	federal healthcare program anti-kickback laws, which prohibit, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to us for reasons including providing coding and billing advice to customers;

●	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

●	the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;

●	federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

●	the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals (and additional categories of healthcare practitioners beginning with reports submitted in 2022) to the federal government for re-disclosure to the public; and

●	state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the European Economic Area, or the EEA, is subject to the General Data Protection Regulation, or the GDPR, which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The July 2020 invalidation of the EU-U.S. Privacy Shield framework also may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation. In addition, we are subject to the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask companies to disclose the types of personal information collected, specific pieces of information collected by a company, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, and the categories of third parties with whom a company shares personal information. The CCPA also imposes several obligations on companies to provide notice to California consumers regarding a company’s data processing activities. Additionally, the CCPA gives California consumers the right to ask companies to delete a consumer’s personal information and it places limitations on a company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. The compliance obligations imposed by the GDPR and the CCPA have required us to revise our operations. In addition, the GDPR and the CCPA impose substantial fines and other regulatory penalties for breaches of data protection requirements, and they confer a private right of action on data subjects (in the case of the GDPR) and consumers (in the case of the CCPA) and their representatives for breaches of certain data protection requirements.

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

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, or the ACA, which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. Such efforts may lead to fewer Americans having more comprehensive health insurance compliant with the ACA, even in the absence of a legislative repeal. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, and will be argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the ACA but the individual mandate to buy health insurance remains in effect. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to December 31, 2020). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

The strength of our company’s pipeline will depend in large part on the outcomes of studies of assets in our pipeline. We may spend several years and make significant investments in developing any current or future internal product candidate, and failure may occur at any point. Our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale by the U.S. FDA. To satisfy these standards, we must allocate resources among development programs and we must engage in costly and lengthy research and development efforts, which are subject to unanticipated delays and other significant uncertainties. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing competitive drugs, be proven safe and effective in clinical trials, or meet applicable regulatory standards. It is possible that none of the product candidates we develop will be approved for commercial sale, which would impair our ability to grow.

We have ongoing or planned nonclinical and clinical trials, including for linaclotide. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical or clinical trials. For example, in May 2020, we and AbbVie announced that our Phase II trial evaluating MD-7246, a delayed release formulation of linaclotide in adult patients with abdominal pain associated with irritable bowel syndrome with diarrhea, did not meet its primary or key secondary endpoints. Based on these findings, we and AbbVie are discontinuing the development of MD-7246. In addition, in September 2020, we announced that one of our two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet the pre-specified criteria associated with a planned early efficacy assessment. Following the assessment from an independent data monitoring committee, we unblinded the data and confirmed that IW-3718-302 did not meet the criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, we are discontinuing development of IW-3718.

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

In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, development, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional products or product candidates on terms that we find acceptable, or at all.

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

The COVID-19 pandemic has impacted enrollment in our clinical trials, and may impact clinical trial enrollment or participation in the future, for example due to suspension of in-person procedures required for enrollment or lower or discontinued patient participation compared to pre-COVID-19 pandemic levels. Specifically, prior to our decision to discontinue development of IW-3718, the COVID-19 pandemic impacted enrollment in our Phase III clinical trials of IW-3718 for the treatment of refractory GERD. Clinical trials may also be delayed or discontinued as a result of ambiguous or negative interim results or assessments. In addition, a clinical trial may be suspended or terminated by us, an institutional review board overseeing the clinical trial at a clinical trial site (with respect to that site), the U.S. FDA, or other regulatory authorities due to a number of factors, including:

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

We may not be able to manage our business effectively if we lose any of our current management team or if we are unable to attract, motivate and retain key personnel.

We may not be able to attract, motivate or retain qualified management and scientific, clinical, operations and commercial personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the greater-Boston area. If we are not able to attract, motivate and retain necessary personnel to accomplish our business objectives, we will experience constraints that will significantly impede the achievement of our objectives.

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

Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of September 30, 2020, we had an accumulated deficit of approximately $1.5 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed, particularly in light of the negative financial impact that the COVID-19 pandemic may have on our business in the future. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

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

As of September 30, 2020, we had total indebtedness of approximately $520.7 million and available cash and cash equivalents of approximately $307.6 million. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences on our business, including:

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

We expect our operating results to be subject to frequent fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

●	the level of underlying demand for our products in the countries in which they are approved;

●	wholesalers’ buying patterns with respect to our products;

●	the costs associated with commercializing our products in the U.S.;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

●	any impairments of assets or goodwill, and associated write-downs;

●	any variations in the level of expenses related to our development programs;

●	addition or termination of clinical trials;

●	regulatory developments affecting our products and product candidates;

●	any material lawsuit in which we may become involved; and

●	the impact of the COVID-19 pandemic or other public health epidemics, including containment or mitigation measures, or natural disasters.

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

Ironwood Pharmaceuticals, Inc.

Date: November 5, 2020	By:	/s/ MARK MALLON
Mark Mallon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)