Form 10-K
period 2020-12-31
IRONWOOD PHARMACEUTICALS INC
filed 2021-02-17
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2020: $1,634,804,172

As of February 10, 2021, there were 160,962,175 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

●	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
●	the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.;
●	the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners;
●	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;
●	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;
●	our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale;
●	our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements;
●	the ability of our product candidates to meet existing or future regulatory standards;
●	the safety profile and related adverse events of our products and our product candidates;
●	the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;
●	our and our partners’ ability to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;
●	our and our partners’ ability to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements;
●	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
●	our plans relating to discontinuing development of IW-3718;

●	the in-licensing or acquisition of externally discovered businesses, products or technologies, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions;
●	our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting;
●	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions and capped call transactions described herein;
●	asset impairments, and the drivers thereof, and purchase commitments;
●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products and product candidates;
●	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;
●	trends and challenges in our potential markets;
●	our ability to attract, motivate and retain key personnel;
●	any benefits or costs of the separation of the Company’s operations into two independent, publicly traded companies, including the tax treatment;
●	the financial and operational impacts of the COVID-19 pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements revenue and marketing efforts, manufacturing and supply chain and clinical development of our pipeline; and
●	other factors discussed elsewhere in this Annual Report on Form 10-K.

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

Summary of Risks Associated with our Business

Our business is subject to a number of risks, which are discussed more fully under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks include the following:

●	We are highly dependent on the commercial success of LINZESS® (linaclotide) in the United States for the foreseeable future; we cannot guarantee that we will generate sufficient revenues from LINZESS to cover our expenses.

●	Our products may cause undesirable side effects or have other properties that could limit their commercial potential.
●	We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.
●	We must work effectively and collaboratively with AbbVie to market and sell LINZESS in the U.S., and must adapt our commercial model and market strategy to the evolving landscape, for LINZESS to achieve its maximum commercial potential.

●	We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat.
●	Even though LINZESS is approved by the U.S. Food and Drug Administration, or U.S. FDA, for use in adult patients, post-approval development and regulatory requirements still remain, which present additional challenges.

●	If we are unable to execute on our strategy to in-license or acquire externally developed products or product candidates, or engage in other transactions with value creation potential, our business and prospects would be materially adversely affected.

●	Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.

●	Because we work with partners to develop, manufacture and commercialize linaclotide, we are dependent upon third parties, and our and our partners’ relationships with those third parties, in our and our partners’ efforts to obtain regulatory approval for, and to commercialize, linaclotide, as well as to comply with regulatory and other obligations with respect to linaclotide.
●	Limitations on our ability to obtain patent protection and/or the patent rights relating to our products and our product candidates may limit our ability to prevent third parties from competing against us.
●	Our indebtedness could adversely affect our financial condition or restrict our future operations.
●	Public health emergencies, epidemics, or pandemics, such as the COVID-19 pandemic, impact our business.

NOTE REGARDING TRADEMARKS

LINZESS® and CONSTELLA® are trademarks of Ironwood Pharmaceuticals, Inc. ZURAMPIC® and DUZALLO® are trademarks of AstraZeneca AB. Any other trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners. All rights reserved.

PART I

Item 1.    Business

Our Company

We are a gastrointestinal, or GI, healthcare company dedicated to advancing the treatment of GI diseases and redefining the standard of care for GI patients. We are focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists and is indicated for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., and Mexico and to adult men and women suffering from IBS-C in Japan and China. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie Inc. (together with its affiliates), or AbbVie, (successor to Allergan plc (together with its affiliates), or Allergan) in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca AB (together with its affiliates, or AstraZeneca) in China (including Hong Kong and Macau), and Astellas Pharma Inc., or Astellas, in Japan. We also aim to leverage our leading capabilities in GI to bring additional treatment options to GI patients; for example, we have a U.S. disease education and promotional agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for Alnylam’s GIVLAARI® (givosiran) for the treatment of acute hepatic porphyria, or AHP.

On April 1, 2019, we completed a tax-free spin-off of our soluble guanylate cyclase, or sGC, business into a separate publicly traded company, Cyclerion Therapeutics, Inc., or Cyclerion. In completing the separation of our sGC business into Cyclerion, or the Separation, we advanced our strategy to drive growth as a GI-focused healthcare company, building on our commercial success with LINZESS and advancing our GI development capabilities. In 2021, we refreshed our GI-focused strategy following our decision to discontinue our IW-3718 and MD-7246 development programs and now are focused on three core priorities: maximize LINZESS, build our innovative GI pipeline and deliver sustained profits and generate cash flow.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates.

Performance Against 2020 Core Priorities

1.	Drive LINZESS Growth
●	We recognized approximately $368.6 million in collaborative arrangements revenue related to sales of LINZESS in the U.S. during the year ended December 31, 2020, a 13% increase compared to the year ended December 31, 2019. This increase was primarily driven by an increase in LINZESS prescription demand in the U.S. in 2020 compared to 2019.
●	The U.S. FDA approved a supplemental New Drug Application, or NDA, for LINZESS, resulting in updated U.S. prescribing information with data demonstrating that linaclotide improved the overall abdominal symptoms of bloating, discomfort, and pain in adult patients with IBS-C compared to placebo.
●	We and AbbVie entered into settlement agreements with the two remaining generic drug manufacturers resolving all pending patent infringement litigation brought in response to abbreviated New Drug

Applications seeking approval to market generic versions of LINZESS prior to the expiration of our and AbbVie’s applicable patents.
●	The United States Patent and Trademark Office granted patents covering the formulation of the 72 mcg dose of LINZESS and methods of using the formulation. The patents are expected to expire in 2031.
2.	Advance U.S. GI Development Portfolio
●	MD-7246: We and AbbVie announced top-line data from a Phase II trial evaluating MD-7246, a delayed release formulation of linaclotide, in adult patients with abdominal pain associated with irritable bowel syndrome with diarrhea, or IBS-D. The Phase II trial did not meet its primary or key secondary endpoints. Based on these findings, we and AbbVie discontinued the development of MD-7246.
●	IW-3718: We announced that one of our two identical Phase III trials evaluating IW-3718, a gastric retentive formulation of a bile acid sequestrant, in refractory gastroesophageal reflux disease, or refractory GERD, did not meet the pre-specified criteria associated with a planned early efficacy assessment. Following the assessment from an independent data monitoring committee, we unblinded the data and confirmed that the data from this Phase III trial did not meet the criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, we are discontinuing the development of IW-3718.
3.	Deliver Sustainable Profits
●	Delivered net income of $106.2 million during the year ended December 31, 2020, reflecting our second full year of profitability.
●	We generated $168.8 million in cash from operations during the year ended December 31, 2020, ending the year with $362.6 million in cash and cash equivalents.
●	In connection with our decision to discontinue IW-3718 development, we reduced our workforce by approximately 100 full-time employees. This workforce reduction affected both field-based and home-office employees, including the relevant general and administrative support functions. We substantially completed the reduction in our workforce in the fourth quarter of 2020.

Impact of the COVID-19 Pandemic on our Business

There continue to be significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations. The COVID-19 pandemic resulted in changes to our business and operations which impacted our financial condition and results of operations for the year ended December 31, 2020 and the COVID-19 pandemic may have a material adverse impact on our business and financial condition in the future. We took important actions in 2020 designed to mitigate the impacts of the COVID-19 pandemic on our business. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The impact of COVID-19 on our business and financial condition is more fully described below in Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of —Trends and Uncertainties.

GI Programs – IBS-C and CIC

IBS-C and CIC are chronic, functional GI disorders that afflict millions of sufferers worldwide. As many as 11.5 million adults suffer from IBS-C and as many as 28.5 million adults suffer from CIC in the U.S., according to the Lieberman GI Patient Landscape Survey performed in 2010, or the Lieberman Survey. Symptoms of IBS-C include abdominal pain, discomfort and/or bloating and constipation symptoms (e.g., incomplete evacuation, infrequent bowel movements, hard/lumpy stools), while CIC is primarily characterized by constipation symptoms. Greater than 65% of IBS-C patients suffer from bloating and/or discomfort at least one time per week, according to the Lieberman Survey.

Linaclotide—U.S. In August 2012, the U.S. FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C (290 mcg dose) or CIC (145 mcg dose). We and AbbVie began commercializing

LINZESS in the U.S. in December 2012. In January 2017, the U.S. FDA approved a 72 mcg dose of linaclotide for the treatment of adult men and women with CIC.

We and AbbVie continue to explore ways to enhance the clinical profile of linaclotide by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In September 2020, based on Phase IIIb data demonstrating the efficacy and safety of LINZESS 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort, in adult patients with IBS-C, the U.S. FDA approved our Supplemental New Drug Application to include a more comprehensive description of the effects of LINZESS in its approved label.

We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. Clinical pediatric programs in IBS-C and functional constipation are ongoing.

Linaclotide—Global. AbbVie has rights to develop and commercialize linaclotide in all countries worldwide other than China (including Hong Kong and Macau) and Japan. In November 2012, the European Commission granted marketing authorization to CONSTELLA for the symptomatic treatment of moderate to severe IBS-C in adults. CONSTELLA is the first, and to date, only drug approved in the European Union, or E.U., for IBS-C. CONSTELLA first became commercially available in certain European countries beginning in the second quarter of 2013. AbbVie is commercializing CONSTELLA in a number of European countries, including the United Kingdom, Italy and Spain.

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

AstraZeneca has rights to develop, manufacture and commercialize linaclotide in China (including Hong Kong and Macau). In January 2019, the Chinese National Medical Products Administration approved the marketing application for LINZESS for adults with IBS-C in China. AstraZeneca began commercializing LINZESS in China in November 2019.

IW-3300

We are also advancing IW-3300, a GC-C agonist, which is in pre-clinical development for the potential treatment of visceral pain conditions, including Interstitial Cystitis / Bladder Pain Syndrome (IC / BPS) and Endometriosis. IC/BPS affects an estimated four to 12 million Americans, according to the Interstitial Cystitis Association. An estimated four million reproductive-age women in the U.S. have diagnosed endometriosis, according to a study published in Gynecologic and Obstetric Investigation in 2017. Both diseases have a limited number of treatment options available.

Collaborations and Partnerships

As part of our GI-focused strategy, we have established development and commercial capabilities that we plan to leverage as we seek to bring multiple medicines to patients. We intend to play an active role in the development and commercialization of our products in the U.S., either independently or with partners that have strong capabilities. We also intend to establish strong global brands by out-licensing development and commercialization rights to our products in other key territories to high-performing partners. We plan to seek collaborations that increase the value of our products by providing meaningful economics and incentives for us and any potential partner. We intend to continue to expand our expertise in GI by accessing innovative externally developed products and to leverage our existing capabilities to develop and commercialize these products in the U.S.

We have pursued a partnering strategy for commercializing linaclotide that has allowed us to focus our commercialization efforts in the U.S. and enabled partners with strong global capabilities to commercialize linaclotide in territories outside of the U.S.

The following chart shows our revenue for the U.S. and territories outside of the U.S. as a percentage of our total revenue for each of the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
U.S.	95.8%	78.0%	79.0%
Japan	1.1%	13.0%	20.1%
Rest of world	3.1%	9.0%	0.9%
	100.0%	100.0%	100.0%

Revenue attributable to our linaclotide partnerships comprised substantially all of our revenue for each of the years indicated. Further, we currently derive a significant portion of our revenue from our LINZESS collaboration with AbbVie for the U.S. and believe that the revenues from this collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Our revenue from our LINZESS collaboration with AbbVie for the U.S. is highly dependent on the responsiveness of patients to fill prescriptions and other factors such as wholesaler buying patterns. Our collaborative arrangements revenue outside of the U.S. has fluctuated for the years ended December 31, 2020, 2019, and 2018 based on timing of milestone and non-contingent payments. Our collaborative arrangements revenue may continue to fluctuate as a result of the timing and amount of royalties from sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval, as well as clinical and commercial milestones received and recognized under our current and future strategic partnerships outside of the U.S.

Collaboration Agreement for North America with AbbVie

In September 2007, we entered into a collaboration agreement with AbbVie to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of the collaboration agreement, we and AbbVie are jointly and equally funding the development and commercialization of LINZESS in the U.S., with equal share of any profits or losses. Additionally, we granted AbbVie exclusive rights to develop and commercialize linaclotide in Canada and Mexico for which we receive royalties in the mid-teens percent on net sales in those countries. AbbVie is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs.

License Agreement with AbbVie (All countries other than the countries and territories of North America, China (including Hong Kong and Macau), and Japan)

In April 2009, we entered into a license agreement with Almirall S.A., or Almirall, or the European License Agreement, to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to AbbVie. In January 2017, we and AbbVie entered into an amendment to the European License Agreement. The European License Agreement, as amended, extended the license to develop and commercialize linaclotide in all countries other than China (including Hong Kong and Macau), Japan, and the countries and territories of North America. We refer to the additional licensed countries as the Expanded Territory. Under the European License agreement, AbbVie is obligated to pay us (i) certain commercial milestones totaling up to $42.5 million, (ii) royalties based on sales volume in Europe, beginning in the mid-single digits percent and escalating to the upper-teens percent, and (iii) on a country-by-country and product-by-product basis in the Expanded Territory, a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in the Expanded Territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events.

License Agreement for Japan with Astellas

In November 2009, we entered into a license agreement with Astellas to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in Japan. Pursuant to this license agreement, as amended, we were responsible for the supply of linaclotide active pharmaceutical ingredient, or API, to Astellas. On August 1, 2019, we and Astellas amended and restated the license agreement. Under the terms of the amended and restated license agreement, we are no longer responsible for the supply of linaclotide API to Astellas and Astellas is responsible for its own supply of linaclotide API in Japan. Astellas is obligated to pay royalties to us at rates beginning in the mid-single-digits percent and escalating to low-double-digits percent, based on aggregate annual net sales in Japan of products containing linaclotide API.

Collaboration Agreement for China (including Hong Kong and Macau), with AstraZeneca

In October 2012, we entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in China (including Hong Kong and Macau). In September 2019, we and AstraZeneca amended and restated the collaboration agreement, under which AstraZeneca obtained the exclusive right to develop, manufacture and commercialize products containing linaclotide in the territory. Under the terms of the amended and restated agreement, we transferred all manufacturing responsibilities in China (including Hong Kong and Macau) to AstraZeneca, and we are entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $10.0 million was received in January 2021. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets and is required to pay tiered royalties to us at rates beginning in the mid-single-digits percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the territory.

Co-Promotion and Other Commercial Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, we and Alnylam entered into a disease education and promotional agreement for Alnylam’s GIVLAARI for the treatment of AHP and in December 2020, this agreement was amended. Under the agreement, we received service fees totaling approximately $5.5 million for services rendered from the commencement of the agreement through December 31, 2020 and are eligible to receive royalties based on a percentage of net sales of GIVLAARI that are directly attributable to our promotional efforts over the term of the agreement, which is approximately three years.

Our Strategy

Our vision is to become the leading U.S. GI-focused healthcare company. To achieve this vision, we are dedicated to leveraging our development and commercial expertise to advance the treatment of GI diseases and redefine the standard of care for patients suffering from GI diseases. Our strategy is focused on three core priorities: maximize LINZESS, build our innovative GI pipeline, and deliver sustained profits and generate cash flow. Key elements of our strategy include:

●	assembling a team with a singular passion and documented success in creating, developing and commercializing GI medicines that can make a significant difference in patients’ lives;
●	successfully and profitably commercializing LINZESS in collaboration with AbbVie in the U.S.;
●	exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;
●	leveraging our U.S.-focused commercial capabilities in marketing, reimbursement, patient engagement and sales, as well as advancing a hybrid (virtual and in-person) selling model and technologies such as telehealth, to expand the commercial potential of LINZESS; collaborating with global partners who share our vision, values, culture, and processes to develop and commercialize linaclotide outside of the U.S.;

●	evaluating innovative, externally developed products for in-licensing or acquisition opportunities, prioritizing assets that address serious, organic GI diseases, provide scientific innovation, sound mechanistic rational, a strong clinical safety profile, a clear development path towards commercialization and in disease areas primarily managed by gastroenterologists; and
●	executing our strategy with our stockholders’ long-term interests in mind by delivering sustainable profits and long-term per share cash flows.

Competition

Linaclotide competes globally with certain branded and generic prescription therapies and over the counter, or OTC, products for the treatment of IBS-C and CIC, or their associated symptoms.

OTC laxatives make up the majority of the treatments in the U.S. for IBS-C and CIC, according to our internal research. LINZESS accounts for the majority of prescriptions in the U.S. for adults with IBS-C and CIC, according to 2020 data from IQVIA Inc. National Prescription Audit.

Until the launch of LINZESS, the only available branded prescription therapy for IBS-C and CIC in the U.S. was AMITIZA® (lubiprostone), which was approved for the treatment of CIC in 2006, for the treatment of IBS-C in 2008, and for the treatment of opioid induced constipation in 2013. AMITIZA is being commercialized in the U.S. by Takeda Pharmaceuticals Limited. AMITIZA also is being commercialized for the treatment of adults with CIC in certain European countries, including the United Kingdom and Switzerland by Sucampo AG, and for the treatment of chronic constipation in Japan by Mylan N.V., and an authorized generic version of AMITIZA became available in the U.S. in January 2021 and is being commercialized by Endo International plc. TRULANCE® (plecanatide) was approved in the U.S. for the treatment of CIC in adults in January 2017 and for the treatment of IBS-C in adults in January 2018 and is being commercialized in the U.S. by Bausch Health Companies. Shire plc obtained approval of MOTEGRITY™ (prucalopride) in the U.S. for the treatment of CIC in adults in December 2018. In April 2019, US WorldMeds, LLC received approval for the reintroduction of ZELNORM™ (tegaserod) in the U.S. for the treatment of IBS-C in women under the age of 65. In September 2019, Ardelyx, Inc. received approval for ISBRELA™ (tenapanor) in the U.S. for the treatment of IBS-C in adults. ISBRELA is not currently commercially available.

Manufacturing and Supply

It is our objective that the supply of linaclotide be safe and effective, with redundancy built into critical steps of the supply chain, and that each of our collaboration partners are in a position to manage the supply and distribution of linaclotide in their respective territories through a combination of contract manufacturers and in-house manufacturing capabilities. Linaclotide production consists of three phases—manufacture of the API (sometimes referred to as drug substance), manufacture of finished drug product and manufacture of finished goods. We and/or our partners have commercial supply agreements with multiple third-party manufacturers for the production of linaclotide API. We believe the current commercial suppliers have the capabilities to produce linaclotide API in accordance with current good manufacturing practices, or GMP, on a sufficient scale to meet the worldwide development and commercial needs for linaclotide. The commercial suppliers of linaclotide API are subject to routine inspections by regulatory agencies worldwide and also undergo periodic audit and certification by our partners’ or our own quality department.

Each of AbbVie, Astellas and AstraZeneca is responsible for linaclotide API, finished drug product and finished goods manufacturing (including bottling and packaging) and distributing the finished goods to wholesalers in its respective territories.

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

Linaclotide Patent Portfolio

Our linaclotide patent portfolio is currently composed of 14 patents in the U.S., including 12 U.S. patents listed in the U.S. FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations”, or the Orange Book, seven granted European patents, most of which have been validated in available European countries, ten granted Japanese patents, five granted Chinese patents, 61 issued patents in other foreign jurisdictions, and numerous pending U.S., foreign and Patent Cooperation Treaty, or PCT, patent applications. We own or jointly own all of the issued patents and pending applications.

The issued U.S. patents, which will expire between 2024 and 2033, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof, methods of using linaclotide to treat GI disorders, processes for making the molecule, and room temperature stable formulations of linaclotide and methods of use thereof. The 72 mcg, 145 mcg and 290 mcg LINZESS doses are covered by various composition of matter patents in the U.S., the latest of which expires in 2026. In addition, the commercial formulations of the 72 mcg, 145 mcg and 290 mcg LINZESS doses are covered by patents in the U.S. that expire in the early 2030s. The granted European patents, which will expire between 2024 and 2036, some of which are subject to potential patent term extension, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof, uses of linaclotide to prepare medicaments for treating GI disorders, and room temperature stable formulations of linaclotide and their use in treating IBS-C and chronic constipation. The granted Chinese patents, which will expire between 2024 and 2032, the granted Japanese patents, which will expire between 2025 and 2036, some of which are subject to granted and potential patent term extension, and the granted patents in other foreign jurisdictions, which will expire between 2024 and 2034, some of which may be subject to potential patent term extension, contain claims directed to the linaclotide molecule, pharmaceutical compositions of linaclotide for use in treating GI disorders, and room temperature stable formulations of linaclotide.

We have pending patent applications in certain countries worldwide that, if issued, will expire between 2024 and 2037 and which include claims covering the linaclotide molecule, methods of using linaclotide to treat GI disorders, the current commercial formulations of linaclotide and uses thereof to treat GI disorders.

The patent term of a patent that covers an U.S. FDA approved drug is also eligible for patent term extension, which permits patent term extension as compensation for some of the patent term lost during the U.S. FDA regulatory review process. The Hatch Waxman Act permits a patent term extension of a single patent applicable to an approved drug for up to five years beyond the expiration of the patent but the extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the U.S. FDA. The United States Patent and Trademark Office has issued a Certificate of Patent Term Extension for U.S. Patent 7,304,036, which covers linaclotide and methods of use thereof. As a result, the patent term of this patent was extended to August 30, 2026, 14 years from the date of linaclotide’s approval by the U.S. FDA. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. We have received patent term extensions in Japan for several of our linaclotide patents. We have also received patent term extensions, called supplementary protection certificates, for certain linaclotide patents from several national patent offices in Europe.

We and AbbVie received Notice Letters regarding ANDAs submitted to the U.S. FDA by five generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules, proposed generic versions of LINZESS. All five manufacturers requested approval for their 145 mcg and 290 mcg generic doses of LINZESS and two requested additional approval for their 72 mcg generic doses of LINZESS. We and AbbVie have entered into settlement agreements with all five of these generic drug manufacturers providing for licenses to market their 145 mcg and 290 mcg generic versions of LINZESS, beginning as early as March 2029 (subject to U.S. FDA Approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur. In addition, we and AbbVie entered into a settlement agreement providing one generic drug manufacturer a license to market its 72 mcg generic version of LINZESS beginning in August 2030 (subject to U.S. FDA Approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur.

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

U.S. FDA Approval Process

No company may market a new drug in the U.S. until it has submitted an NDA to the U.S. FDA, and the U.S. FDA has approved it. The steps required before the U.S. FDA may approve an NDA generally include:

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

The testing and approval process requires substantial time, effort and financial resources, and our product candidates may not be approved on a timely basis, if at all. The time and expense required to perform the clinical testing necessary to obtain U.S. FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. The results of nonclinical studies and initial clinical trials of our product candidates are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including difficulty in obtaining enough patients, investigators or product candidate supply. Failure by us or our collaborators, licensors or licensees, including AbbVie, Astellas and AstraZeneca, to obtain, or any delay in obtaining, regulatory approvals or in complying with requirements could adversely affect commercialization and our ability to receive product or royalty revenues.

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

The Hatch-Waxman Act grants five years of exclusivity when a company develops and gains NDA approval of a new chemical entity that has not been previously approved by the U.S. FDA. This exclusivity provides that the U.S. FDA may not accept an ANDA or 505(b)(2) application for five years after the date of approval of previously approved drug, or four years in the case of an ANDA or 505(b)(2) application that challenges a patent claiming the reference drug (see discussion below regarding Paragraph IV Certifications). The Hatch‑Waxman Act also provides three years of exclusivity for approved applications for drugs that are not new chemical entities, if the application contains the results of new clinical investigations (other than bioavailability studies) conducted or sponsored by the applicant that were essential to approval of the application. Examples of applications that may require new clinical investigations essential to approval and receive three-year exclusivity include applications for new indications, dosage forms (including new drug delivery systems), strengths, or conditions of use for an already approved product. This three‑year exclusivity period only protects against U.S. FDA approval of ANDAs and 505(b)(2) applications for generic drugs for the conditions of approval (for example, indication or dosage form) that required new clinical investigations that were essential to approval; it does not prohibit the U.S. FDA from accepting or approving ANDAs or 505(b)(2) NDAs for generic drugs that do not include such conditions of approval.

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

Patent Term Extension. Under the Hatch‑Waxman Act, a portion of the patent term lost during product development and U.S. FDA review of an NDA or 505(b)(2) application is extended if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term extension period is generally one‑half the time between the effective date of the IND and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of U.S. FDA approval of the product. The maximum period of patent term extension is five years, and the patent cannot be extended to more than 14 years from the date of U.S. FDA approval of the product. Only one unexpired patent claiming the drug product, a method of using the product or a method of manufacturing the product is eligible for extension and the patent holder must apply for extension within 60 days of approval. The U.S. Patent and Trademark Office, in consultation with the U.S. FDA, reviews and approves the application for patent term extension.

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

Our Legacy Business

Separation

On April 1, 2019, we completed the Separation. At the time of the Separation, Cyclerion’s portfolio was comprised of several sGC stimulators, including olinciguat, a vascular sGC stimulator in Phase II development, praliciguat, a systemic sGC stimulator in Phase II development, and IW-6463, a central nervous system-penetrant sGC stimulator in Phase I development. In connection with the Separation, certain assets and liabilities related to the sGC business were transferred to Cyclerion, including various U.S. and foreign patents and Patent Cooperation Treaty patent applications. The Separation and related agreements are more fully described in Note 3, Cyclerion Separation, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Uncontrolled Gout Programs

In June 2016, we closed a transaction with AstraZeneca pursuant to which we received an exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient, including ZURAMPIC® and DUZALLO®. In January 2018, we commenced an initiative to evaluate the optimal mix of investments for our lesinurad franchise for uncontrolled gout, including ZURAMPIC and DUZALLO. As part of this effort, in 2018 we began re-allocating resources within our lesinurad franchise to systematically explore a more comprehensive marketing mix in select test markets (with paired controls), while continuing to build market presence for the lesinurad franchise across the country. In July 2018, we obtained and analyzed the results from the lesinurad franchise test markets. Data from the test markets did not meet expectations. In connection with the results, we determined on July 31, 2018 to terminate the lesinurad license agreement. In August 2018, we delivered to AstraZeneca a notice of termination of the lesinurad license agreement. The post-marketing clinical study to further evaluate the renal and cardiovascular safety of lesinurad was terminated following the termination of the lesinurad license agreement. We requested that the U.S. FDA withdraw approval of the NDA for the Lesinurad Products, and in January 2021, the NDA withdrawal for DUZALLO became effective.

Human Capital

As of January 1, 2021, Ironwood had 232 employees. Of these employees, 42 were on our drug development team, 128 were on our sales and commercial team, and 62 were in general and administrative functions. In connection with our decision to discontinue development of IW-3718, we reduced our workforce by approximately 100 full-time employees, which reduction was substantially completed in the fourth quarter of 2020. For information regarding reductions in our workforce during the years ended December 31, 2020, 2019 and 2018, refer to Note 18, Workforce Reduction and Restructuring, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We consider our employee relations to be good.

Equity, Diversity, and Inclusion (EDI)

We believe that creating an equitable, diverse, and inclusive culture is critical to attracting, motivating and retaining the talent necessary to deliver on our mission. Approximately 50% of our employees are women, and women represent approximately 30% of our leadership team (vice president and above) and nearly 30% of our board of directors (including our board and audit chairs). Additionally, approximately 20% of our employees are racially or ethnically diverse and, in 2020, approximately 40% of our new hires were racially or ethnically diverse.

In 2020, we established an EDI workgroup dedicated to advancing key EDI initiatives. Ironwood’s leadership team and board of directors champions these efforts. In October 2020, our management adopted a long-term EDI strategy and, in January 2021, our board of directors approved a specific corporate goal for 2021 aimed at fostering an environment where employees feel included and empowered. Current EDI initiatives include empowering our employee resource groups, such as Ironwomen and ISTAR (Ironwood Stands Together Against Racism), introducing new learning and development opportunities, strengthening our talent acquisition strategies, and introducing new metrics and measurements on outreach to diverse candidate sources, retention, career advancement, and employee survey feedback from diverse populations.

Compensation and Benefits

All our employees receive equity and are encouraged to think and act as owners of Ironwood. We strive to provide pay, benefits, and services that are competitive to market and to create incentives to attract, motivate and retain our employees. We are focused on pay equity and regularly monitor our pay practices among similar roles and responsibilities throughout our organization.

Communication and Engagement

We strongly believe that Ironwood’s success depends on employees understanding how their work contributes to Ironwood’s ability to execute on its vision, mission and strategy. Communication and engagement have been especially critical in 2020 in light of challenges brought on by macro events such as the COVID-19 pandemic and the racial injustice in the U.S., as well as internal factors including the recent reduction in our workforce. To this end, we utilize a variety of channels to facilitate open and direct communication, including frequent town hall meetings, Ironwood intranet, CEO blog, leadership engagement opportunities, regular communications regarding business updates, and employee engagement surveys.

Health, Wellness and Safety in the Face of the COVID-19 Pandemic

The health and safety of all our employees is a top priority for us. In 2020, we augmented certain healthcare, childcare and leave benefits in an effort to support our employees and their families in the face of the unique challenges brought on by the COVID-19 pandemic. In addition, we established a working group focused on creating and keeping employees well informed about the company’s latest plans and guidance around COVID-19. We also provided personal protective equipment and safety trainings for field-based employees, a home supply stipend to create home office space, reallocated commuter benefits for home office use, extended additional wellness benefits including backup childcare, and provided our employees with resilience training, among other efforts.

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

Risks Related to Commercializing LINZESS and Other Product Candidates

We are highly dependent on the commercial success of LINZESS (linaclotide) in the United States, or the U.S., for the foreseeable future; we cannot guarantee that we will generate sufficient revenues from LINZESS to cover our expenses.

We and our partner, AbbVie Inc. (together with its affiliates), or AbbVie, (successor to Allergan plc (together with its affiliates), or Allergan), began selling LINZESS in the U.S. in December 2012. Revenues from our LINZESS collaboration constitute a significant portion of our total revenue, and we believe they will continue to do so for the foreseeable future. The commercial success of LINZESS depends on a number of factors, including:

●	the effectiveness of LINZESS as a treatment for adult patients with irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC;

●	the size of the treatable patient population;

●	the effectiveness of the sales, managed markets and marketing efforts by us and AbbVie, including our ability to adapt our commercial model and market strategy to the evolving landscape;

●	the adoption of LINZESS by physicians, which depends on whether physicians view it as safe and effective treatment for adult patients with IBS-C and CIC;

●	our success in educating and activating adult IBS-C and CIC patients to enable them to more effectively communicate their symptoms and treatment history to their physicians;

●	our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, LINZESS and our ability to demonstrate that LINZESS is safer, more efficacious and/or more cost- effective than alternative therapies;

●	the effectiveness of our partners’ distribution networks;

●	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these or other areas, associated with linaclotide; and

●	the development or commercialization of competing products or therapies for the treatment of IBS-C or CIC, or their associated symptoms.

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

The number and type of patients treated with linaclotide could continue to grow if physicians prescribe linaclotide to more patients and as we and our partners conduct clinical trials, including in new indications, populations or formulations, as well as explore potential combination products, in existing and new territories. As patient experience increases and expands, we and others may identify previously unknown side effects, known side effects may be found to be more frequent and/or severe than in the past, and we and others may detect unexpected safety signals for our products or any products perceived to be similar to our products. The foregoing, or the perception of the foregoing, may have the following effects, among others:

●	sales of our products may be impaired;

●	regulatory approvals for our products may be delayed, denied, restricted or withdrawn;

●	we or our partners may decide to, or be required to, change the products’ label or send product warning letters or field alerts to physicians, pharmacists and hospitals;

●	reformulation of the products, additional nonclinical or clinical studies, changes in labeling or changes to or re- approvals of manufacturing facilities may be required;

●	we or our partners may be precluded from pursuing approval of linaclotide in new territories or from studying additional development opportunities to enhance our products’ clinical profiles, including within new or existing indications, populations and formulations, as well as in potential combination products;

●	our or our products’ reputation in the marketplace may suffer; and

●	government investigations or lawsuits, including class action suits, may be brought against us or our partners.

Any of the above occurrences would harm or prevent sales of our products, increase expenses and impair our and our partners’ ability to successfully commercialize our products.

In addition, the U.S. FDA-approved label for LINZESS contains a boxed warning about its use in pediatric patients. LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and, at the time of approval, the lack of pediatric clinical safety and efficacy data. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. These and other restrictions could limit the commercial potential of LINZESS.

We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.

Our and our partner’s ability to commercialize our products successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payors will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we have offered, and expect to continue to face increasing pressure to offer, discounts or rebates from list prices or discounts to third-party payors or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or AbbVie will be able to negotiate or continue to negotiate pricing terms with third-party payors at levels that are profitable to us, or at all. Certain third-party payors also require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future. Our business would be materially adversely affected if we and our partners are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if government healthcare programs, private health insurers, including managed care organizations, or other reimbursing bodies or payors limit or reduce the indications for or conditions under which our products may be reimbursed. Moreover, as discussed further below, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, as well as the impacts to healthcare access or administration (including, for example, limitations on medications or procedures deemed “non-essential,” reduced interaction between patients and physicians, and increased unemployment), due to the COVID-19 pandemic may materially harm our business and commercialization efforts.

We expect to experience pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below, as well as the trend toward initiatives aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There has been significant scrutiny of pharmaceutical pricing and the resulting costs of pharmaceutical products that could cause significant operational and reimbursement changes for the pharmaceutical industry. There have been a number of federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices, price increases or other related costs. For example, the Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase, which began in 2019, in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70%.

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

CONSTELLA was first launched in certain European countries for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013 and our partner, AbbVie, is currently commercializing CONSTELLA in a number of European countries, including the United Kingdom, Italy and Spain. LINZESS was first launched in Japan for the treatment of IBS-C in adults in the first quarter of 2017, and for the treatment of chronic constipation in adults in the third quarter of 2018, and our partner Astellas is currently commercializing LINZESS in Japan. In addition, LINZESS was first launched in China for the treatment of IBS-C in adults in November 2019, and our partner AstraZeneca is currently commercializing LINZESS in China (including Hong Kong and Macau). The pricing and reimbursement strategy is a key component of our partners’ commercialization plans for CONSTELLA in Europe and LINZESS in Japan and China. Our revenues may suffer if our partners are unable to successfully and timely conclude reimbursement, price approval or funding processes and market CONSTELLA in key member states of the E.U. or LINZESS in Japan or China, or if coverage and reimbursement for either CONSTELLA or LINZESS is limited or reduced. If our partners are not able to obtain or maintain coverage, pricing or reimbursement on acceptable terms or at all, or if such terms change in any countries in its territory, our partners may not be able to, or may decide not to, sell either CONSTELLA or LINZESS in such countries.

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

We must work effectively and collaboratively with AbbVie to market and sell LINZESS in the U.S., and must adapt our commercial model and market strategy to the evolving landscape, for LINZESS to achieve its maximum commercial potential.

We are working closely with AbbVie to execute our joint commercialization plan for LINZESS. The commercialization plan includes an agreed upon marketing campaign that targets the physicians who see patients who could benefit from LINZESS treatment. Our marketing campaign also targets the adult men and women who suffer from IBS-C or CIC. Our commercialization plan also includes an integrated call plan for our sales forces in an effort to optimize the education of specific gastroenterologists and primary care physicians on whom our and AbbVie’s sales representatives call, and the frequency with which the representatives meet with them. In addition, we are advancing a hybrid (virtual and in-person) selling model and access to technologies such as telehealth in an effort to expand the commercial potential of LINZESS and our other product candidates in the U.S.

In order to optimize the commercial potential of LINZESS, we and AbbVie must execute upon this commercialization plan effectively and efficiently. In addition, we and AbbVie must continually assess, modify and adapt our commercialization plan in a coordinated and integrated fashion, including evaluating and adjusting as necessary the level and mix of marketing and promotion efforts, in response to changing business, market or other factors in order to advance the commercial potential of LINZESS. For example, the increase in virtual customer support and limitations on customer access by our customer-facing employees that was prompted by the COVID-19 pandemic contributed to our decision to make virtual promotion a more permanent component of our overall selling model and may further change our commercial model or the market strategy in the industry. Further, we and AbbVie must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around IBS-C, CIC and the potential for LINZESS as an appropriate therapy. In addition, we and AbbVie must provide our sales forces with the highest quality support, guidance and oversight for them to continue to effectively promote LINZESS to gastroenterologists and primary care physicians. If we and AbbVie fail to evolve with the changing commercial landscape successfully and perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm. Our efforts to further target and engage adult patients with IBS-C or CIC may not effectively increase appropriate patient awareness or patient/physician dialogue and may not increase the revenues that we generate from LINZESS.

In addition, most of our customer-facing employees are engaged in in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees are engaged in in-person work practices, and in some cases, we have paused the in-person work practices as a result of the impact of the COVID-19 pandemic in those territories, and may do so again in the future. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. Headquarters employees are expected to have the option to work remotely through mid-2021. We may delay, stop or otherwise limit in-person work in the future pending relevant health authority guidance and other safety considerations. The virtual support we continue to provide to customers may not be as effective as in-person efforts, and our in-person efforts may be limited and/or limited in their effectiveness. If this were to occur, or if we, AbbVie or any of our partners were unable to align on our strategy and development and commercial efforts as a result of the COVID-19 pandemic or otherwise, we may not be able to maintain or increase the revenues that we generate or our business may be otherwise materially harmed.

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

Linaclotide competes with certain prescription therapies and over-the-counter products, including with products that have attained significant levels of market acceptance. The availability of prescription competitors and over-the- counter products could limit the demand, and the price we are able to charge, for LINZESS unless we are able to achieve and maintain market acceptance among the medical community and patients and differentiate LINZESS on the basis of its cost and/or actual or perceived benefits. For example, Takeda’s AMITIZA (lubiprostone) is approved by the U.S. FDA for sale in the U.S. for the treatment of IBS-C, CIC and opioid-induced constipation, and an authorized generic version of AMITIZA became available in the U.S. in January 2021 and is being commercialized by Endo International plc; Bausch Health’s TRULANCE (plecanatide) is approved by the U.S. FDA for sale in the U.S. for the treatment of adults with IBS-C and CIC; Takeda’s MOTEGRITY (prucalopride) is approved by the U.S. FDA for sale in the U.S. for the treatment of CIC in adults; and Alfasigma USA’s ZELNORM (tegaserod) is approved for sale in the U.S. for treatment of IBS-C in women under the age of 65. Over-the-counter laxatives such as MiraLAX® and DULCOLAX®, and lactulose, a prescription laxative treatment, are also available for the treatment of constipation. Additionally, we believe other companies are developing products which could compete with linaclotide, should they be approved by the U.S. FDA or foreign regulatory authorities and become commercially available. For example, although not currently commercially available, the U.S. FDA approved Ardelyx, Inc.’s IBSRELA™ (tenapanor) for the treatment of IBS-C in adults. In addition, there are other compounds in late-stage development and other potential competitors that are in earlier stages of development that, if approved, may compete with linaclotide. If our current or potential competitors are successful in completing drug development for their drug candidates and obtain approval from the U.S. FDA or foreign regulatory authorities, they could limit the demand for linaclotide.

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

LINZESS is contraindicated in pediatric patients up to six years of age based on nonclinical data from studies in neonatal mice approximately equivalent to human pediatric patients less than two years of age. There is also a boxed warning advising physicians to avoid the use of LINZESS in pediatric patients six to less than 18 years of age. This warning is based on data in young juvenile mice and, at the time of approval, the lack of pediatric clinical safety and efficacy data. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients, and clinical pediatric programs in IBS-C and functional constipation are ongoing. Our ability to expand the indication or label information for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical programs. In addition, as the holder of the approved NDA for ZURAMPIC, we are obligated to monitor and report adverse events and any failure of

ZURAMPIC to meet the specifications in the NDA, to submit new or supplemental applications and to obtain U.S. FDA approval for certain changes, including changes to product labeling and manufacturing processes.

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

Risks Related to Our Growth Strategy

If we are unable to execute on our strategy to in-license or acquire externally developed products or product candidates, or engage in other transactions with value creation potential, our business and prospects would be materially adversely affected.

Our future success is largely dependent on our ability to successfully execute on our growth strategy, which includes in-licensing or otherwise acquiring the rights to externally developed gastrointestinal products or product candidates or engaging in other transactions with value creation potential. The success of this strategy depends upon our ability to identify, select and acquire promising assets, platforms or other opportunities. The process of proposing, negotiating and implementing a license or acquisition is lengthy and complex. Pursuit of external opportunities is also a highly competitive area and a number of other companies, including some with substantially greater financial, development, marketing and sales resources, may compete with us for license or acquisition opportunities. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, product candidates, businesses or technologies and integrate them into our current infrastructure. Moreover, we expect to incur a variety of costs and devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we are unable to successfully acquire the rights to additional products or product candidates on terms that we find acceptable, or at all, or execute other value creating transactions, we will remain smaller, less diversified and highly dependent on the commercial success of LINZESS, and our business and prospects would be materially and adversely affected.

In addition, such in-licenses, acquisitions or other transactions may entail numerous operational and financial risks, including:

●	development, regulatory and commercialization challenges;

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates, businesses or technologies;

●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
●	higher than expected acquisition and integration costs;
●	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	increased amortization expenses;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

●	inability to motivate key employees of any acquired businesses.

The development of product candidates in particular is a highly uncertain process, as we discuss further below. Any product candidate that we in-license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the U.S. FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities or competitors may develop alternatives that render our potential product candidates obsolete or less attractive. It is possible that none of the product candidates we may in-license or acquire will be approved for commercial sale or be otherwise commercially viable, which would impair our ability to grow. Furthermore, we may have little or no insight or control over the development and commercialization of any product that we in-license outside the licensed territory. If other licensees do not effectively develop or commercialize any such product outside the licensed territory, our reputation or the reputation of any such product may be impacted.

Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.

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

The strength of our company’s pipeline will depend in large part on the outcomes of studies of assets in our pipeline. We may spend several years and make significant investments in developing any current or future product candidate, and failure may occur at any point. Our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale by the U.S. FDA. To satisfy these standards, we must allocate resources among development programs and we must engage in costly and lengthy research and development efforts, which are subject to unanticipated delays and other significant uncertainties. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing competitive drugs, be proven safe and effective in clinical trials, or meet applicable regulatory standards. It is possible that none of the product candidates we develop will be approved for commercial sale, which would impair our ability to grow.

We have ongoing or planned nonclinical and clinical trials, including for linaclotide. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical or clinical trials. For example, in May 2020, we and AbbVie announced that our Phase II trial evaluating MD-7246, a delayed release formulation of linaclotide in adult patients with abdominal pain associated with irritable bowel syndrome with diarrhea, did not meet its primary or key secondary endpoints. Based on these findings, we and AbbVie have discontinued development of MD-7246. In addition, in September 2020, we announced that one of our two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet the pre-specified criteria associated with a planned early efficacy assessment. Following the assessment from an independent data monitoring committee, we unblinded the data and confirmed that IW-3718-302 did not meet the criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, we are discontinuing development of IW-3718.

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

As part of our business strategy, we may partner with pharmaceutical, biotechnology or other companies to develop and commercialize products or product candidates. Although we have entered into such arrangements with respect to the development and commercialization of linaclotide worldwide, there can be no assurance that we will be able to do so in the future with respect to other products or product candidates that we either develop internally or in- license or that we will be able to gain the interest of potential partners; establish and maintain development, manufacturing, marketing, sales or distribution relationships on acceptable terms; that such relationships, if established, will be successful or on favorable terms; or that we will gain market acceptance for such products or product candidates. The process of proposing, negotiating and implementing a partnership arrangement is lengthy and complex. If we enter into any partnering arrangements with third parties, any revenues we receive will depend upon the efforts of such third parties. If we are unable to establish successful partnering arrangements, we may not gain access to the financial resources and industry experience necessary to develop, commercialize or successfully market our products or product candidates, may be forced to curtail, delay or stop a development program or one or more of our other development programs, delay commercialization, reduce the scope of our planned sales or marketing activities or undertake development or commercialization activities at our own expense, and therefore may be unable to generate revenue from products or product candidates or do so to their full potential.

Delays in the completion of clinical testing of any of our products or product candidates could result in increased costs and delay or limit our ability to generate revenues.

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

The COVID-19 pandemic has impacted enrollment in our clinical trials and may impact clinical trial enrollment or participation in the future, for example due to suspension of in-person procedures required for enrollment or lower or discontinued patient participation compared to pre-COVID-19 pandemic levels. Specifically, prior to our decision to discontinue development of IW-3718, the COVID-19 pandemic impacted enrollment in our Phase III clinical trials of IW-3718 for the treatment of refractory GERD. Clinical trials may also be delayed or discontinued as a result of ambiguous or negative interim results or assessments. In addition, a clinical trial may be suspended or terminated by us, an institutional review board overseeing the clinical trial at a clinical trial site (with respect to that site), the U.S. FDA, or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or the study protocols;

●	inspection of the clinical trial operations or trial sites by the U.S. FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	unforeseen safety issues; or

●	lack of adequate enrollment or funding to continue the clinical trial.

Additionally, changes in regulatory requirements and guidance may occur, and we may need or otherwise determine to amend clinical trial protocols to reflect these changes. Each protocol amendment would require institutional review board review and approval, which may adversely impact the costs, timing or successful completion of the associated clinical trials. If we or our partners terminate or experience delays in the completion of any clinical trials, the commercial prospects for our products or product candidates may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

Risks Related to Our Dependence on Third Parties

Because we work with partners to develop, manufacture and commercialize linaclotide, we are dependent upon third parties, and our and our partners’ relationships with those third parties, in our and our partners’ efforts to obtain regulatory approval for, and to commercialize, linaclotide, as well as to comply with regulatory and other obligations with respect to linaclotide.

AbbVie played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and AbbVie holds the new drug application, or NDA, for LINZESS. In addition, we are commercializing LINZESS in the U.S. with AbbVie. AbbVie is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan and China (including Hong Kong and Macau). AbbVie is commercializing LINZESS in Mexico and CONSTELLA in Canada, as well as commercializing CONSTELLA in certain countries in Europe. Astellas and AstraZeneca are responsible for development and commercialization of LINZESS in Japan and China (including Hong Kong and Macau), respectively. Each of our partners for linaclotide also is responsible for active pharmaceutical ingredient, or API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. We and/or our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture API, finished drug product and finished goods for linaclotide and our other product candidates. Each of our partners for linaclotide is responsible for API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. Should we, or any of our partners or any third-party manufacturers we or our partners engage, experience setbacks or challenges in our manufacturing efforts, including setbacks related to the COVID-19 pandemic described further below, our development and commercialization efforts may be materially harmed. We and/or our partners have commercial supply agreements with independent third parties to manufacture linaclotide API.

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

We work jointly and collaboratively with partners on many aspects of the development, manufacturing and/or commercialization of linaclotide. In doing so, we have established relationships with several key members of the management teams of our linaclotide partners in functional areas such as development, quality, regulatory, drug safety and pharmacovigilance, operations, marketing, sales, field operations and medical science. Further, the success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners develop and commercialize linaclotide in the U.S. and the other countries where it is approved, and develop, launch and commercialize linaclotide in other parts of the world, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships. In May 2020, AbbVie announced the completion of its acquisition of Allergan. Our collaboration, now with AbbVie, for the development and commercialization of linaclotide in North America, and our license, now to AbbVie, to develop and commercialize linaclotide in all countries worldwide other than China (including Hong Kong and Macau) and Japan, remain in effect. In connection with this transaction, we continue to engage with AbbVie to reestablish relationships and confirm alignment, including on our development and commercialization strategy for linaclotide. Any failure to do so could adversely affect the development and commercialization of linaclotide. If any of our linaclotide partners undergoes a change of control or in management, we would similarly need to reestablish many relationships and confirm alignment, including on our development and commercialization strategy for linaclotide. Further, in connection with any change of control or change in management, there is inherent uncertainty and disruption in operations, which could result in distraction, inefficiencies, and misalignment of priorities. As a result, in the event of a change of control or in management at one of our linaclotide partners, we cannot be sure that we will be able to successfully execute on our development and commercialization strategy for linaclotide in an effective and efficient manner and without disruption or reduced performance. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner’s portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

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

We do not have certain operational capabilities outside of the U.S. If AbbVie, Astellas Pharma, Inc., or Astellas, or AstraZeneca AB (together with its affiliates), or AstraZeneca, was subject to a change of control that allowed us to continue linaclotide’s development or commercialization anywhere outside of the U.S. on our own, and we chose to do so rather than establishing a relationship with a new partner, we would need to build operational capabilities in the relevant territory. In any of these situations, the development and commercialization of linaclotide could be negatively impacted.

Risks Related to Regulatory, Legal and Compliance Matters

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

The products that we promote are marketed in the U.S. and/or covered by federal healthcare programs, and, as a result, certain federal and state healthcare laws and regulations pertaining to product promotion, fraud and abuse, privacy and price reporting and payment are applicable to, and may affect, our business. These laws and regulations include:

●	federal healthcare program anti-kickback laws, which prohibit, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to us for reasons including providing coding and billing advice to customers;

●	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers with whom we interact and health plans with which we may interact;

●	the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;

●	federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

●	the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals (and additional categories of healthcare practitioners beginning with reports submitted in 2022) to the federal government for re-disclosure to the public; and

●	state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, or the ACA, which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. Such efforts may lead to fewer Americans having more comprehensive health insurance compliant with the ACA, even in the absence of a legislative repeal. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, was argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the ACA but the individual mandate to buy health insurance remains in effect. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. In addition, in 2020 and 2021, the U.S. Department of Health and Human Services issued various rules that affect pricing or payment for prescription drug products. For example, effective in 2022, revisions to the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Healthcare reform efforts have been and may continue to be subject to legal challenge. For example, courts have temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to March 31, 2021). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

The Food and Drug Administration Amendments Act of 2007 also provides the U.S. FDA enhanced post- marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the U.S. FDA. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatrics. The U.S. FDA’s exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of our products, and could result in potential restrictions on the sale and/or distribution of our products, even in such products’ approved indications and patient populations.

Risks Related to the Separation of Cyclerion

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

If the distribution of the shares of Cyclerion common stock in connection with the Separation is not generally tax- free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

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

Furthermore, the America Invents Act, which was signed into law in 2011, has made several major changes in the U.S. patent statutes. These changes permit third parties to challenge our patents more easily and create uncertainty with respect to the interpretation and practice of U.S. patent law. Moreover, the U.S. Supreme Court has ruled on several patent cases that narrow the scope of patent protection available and weakening the rights of patent owners in certain circumstances. Depending on the impact of these decisions and other actions by the U.S. Congress, the federal courts, the USPTO, and their foreign counterparts, the laws and regulations governing patents may change, or their interpretation or implementation may change, in unpredictable ways that could impact, potentially adversely, our ability to obtain new patents or to enforce and defend patents that we have already obtained or that we might obtain in the future. For example, such changes may increase the costs and complexity associated with obtaining, enforcing or defending our patents, including in abbreviated new drug application, or ANDA, litigation.

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

We may be exposed to, or threatened with, litigation by third parties alleging that LINZESS or our product candidates infringe their intellectual property rights. If LINZESS or one of our product candidates is found to infringe the intellectual property rights of a third party, we or our partners could be enjoined by a court and required to pay damages and could be unable to develop or commercialize LINZESS or the applicable product candidate unless we obtain a license to the intellectual property rights. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the counterparty could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, pending a trial on the merits, which may not occur for several years.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or our partners infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time- consuming to litigate and may divert our management’s attention from our core business;

●	substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

●	a court prohibiting us from selling our product unless the third party licenses its rights to us, which it is not required to do;

●	if a license is available from a third party, we may have to pay substantial royalties, fees or grant cross- licenses to our intellectual property rights; and

●	redesigning our products so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of December 31, 2020, we had an accumulated deficit of approximately $1.5 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed, particularly in light of the negative financial impact that the COVID-19 pandemic may have on our business in the future. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our corporate or product development or commercialization efforts.

We have previously raised funds to finance our operations through capital raising activities, including the sale of shares of our Class A Common Stock in public offerings and convertible and other debt issuances. However, marketing and selling primary care drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the level of underlying demand for our products by prescribers and patients in the countries in which they are approved;

●	the costs associated with commercializing our products in the U.S.;
●	the costs of establishing, maintaining and/or expanding sales, marketing, distribution, and market access capabilities for our products;

●	the regulatory approval of linaclotide within new indications, populations and formulations, as well as the associated development and commercial milestones and royalties;

●	the rate of progress, the cost of our clinical trials and the other costs associated with our development programs, including our post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within IBS-C and CIC, as well as to study linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;

●	the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies or assets;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements;
●	the timing of any regulatory approvals of our product candidates;
●	whether the holders of our Convertible Senior Notes hold the notes to maturity without conversion into our Class A Common Stock and whether we are required to repurchase any of our Convertible Senior Notes prior to maturity upon a fundamental change, as defined in each of the indentures governing the Convertible Senior Notes; and

●	whether we seek to redeem, repurchase or retire all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.

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

As of December 31, 2020, we had total indebtedness of approximately $520.7 million and available cash and cash equivalents of approximately $362.6 million. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences on our business, including:

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

Prior to the year ended December 31, 2019, we incurred significant net losses since our inception. To the extent that we do not generate federal and state taxable income in the future, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income, if any, until the date, if any, on which such unused carryforwards expire. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change. Certain future equity offerings or strategic transactions, if any, could potentially result in a 50% or greater change of control.

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

General Risk Factors

Public health emergencies, epidemics, or pandemics, such as the COVID-19 pandemic, impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, former U.S. President Donald Trump announced a national emergency relating to the pandemic. Government authorities in the U.S. have recommended or imposed various containment and mitigation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. Both the outbreak of COVID-19 and the containment and mitigation efforts have a serious adverse impact on the U.S. economy and the economies of other countries around the world, the severity and duration of which are uncertain. Government stabilization efforts will only partially mitigate the consequences.

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

The increase in virtual customer support and limitations on customer access by our customer-facing employees that was prompted by the COVID-19 pandemic contributed to our decision to make virtual promotion a more permanent component of our overall selling model and may further change our commercial model or the market strategy in the industry. Should we be unable to evolve with any changes in the commercial landscape, we may be unable to maintain or grow our revenues from the commercialization of LINZESS or successfully commercialize future products. In addition, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or changes in the type of such coverage held by patients (including changes from commercial insurance to Medicaid) or the loss of coverage by some patients, due to the impacts of the COVID-19 pandemic (including the related increase in unemployment in the U.S.) may negatively impact our revenue from LINZESS. Moreover, continuing impacts to healthcare access or administration (including, for example, limitations on medications or procedures deemed “non-essential” and reduced interaction between patients and physicians) due to the COVID-19 pandemic may impact demand for LINZESS and materially harm our business and commercialization efforts.

Most of our customer-facing employees are engaged in in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees are engaged in in-person work practices, and in some cases, we have paused or delayed in-person work practices as a result of the impact of the COVID-19 pandemic in those territories, and may do so again in the future. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. Headquarters employees are expected to have the option to work remotely through mid-2021. We may delay, stop or otherwise limit in-person work in the future pending relevant health authority guidance and additional safety or other considerations. If our employees are unable to work from home effectively, or if the COVID-19 pandemic otherwise impacts employees’ ability to work, for example due to containment and mitigation measures related to the COVID-19 pandemic, illness, lack of resources or inadequate technology, or restrictions, closures or other limits on school and other childcare options, our business will be materially harmed. Specifically, new or continuing limits on the ability of our customer-facing employees to meet with physicians and patients to visit healthcare providers and pharmacists (including due to continued or future remote working arrangements, containment and mitigation measures that limit access to customers or other restrictions related to the COVID-19 pandemic) may have an extended negative impact on LINZESS sales.

Revenue from LINZESS sales or the progression of our trials will be affected should the COVID-19 pandemic cause significant disruptions to manufacturing operations or supply of LINZESS to the U.S. or API, finished drug product or finished goods for linaclotide or our product candidates, for example due to impacts of the COVID-19 pandemic on personnel involved in the manufacturing and supply chain, international travel and shipping restrictions, inability of vendors to provide services, closed manufacturing sites, or any other disruptions in the international supply chain. In addition, the COVID-19 pandemic has impacted enrollment in our clinical trials, and may impact clinical trial enrollment or participation in the future, for example due to suspension of in-person procedures required for enrollment or lower or discontinued patient participation compared to pre-COVID-19 pandemic levels. Specifically, prior to our decision to discontinue development of IW-3718, the COVID-19 pandemic impacted enrollment in our Phase III clinical trials of IW-3718 for the treatment of refractory gastroesophageal reflex disease, or refractory GERD. In addition, the progression of our pipeline could be impacted should any of our key vendors, including clinical research organizations, or CROs, and other clinical vendors, be unable to provide timely or sufficient services due to the impact of the COVID- 19 pandemic.

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

We are highly dependent on the drug research, development, regulatory, commercial, financial and other expertise of our management, particularly Mark Mallon, our chief executive officer; Gina Consylman, our senior vice president, chief financial officer, and treasurer; Thomas A. McCourt, our president; Jason Rickard, our senior vice president and chief operating officer and Michael Shetzline, our senior vice president, chief medical officer and head of drug development. On February 4, 2021, Mr. Mallon notified us that he is resigning his position as chief executive officer and a member of our company’s board of directors, in each case effective March 12, 2021. Effective upon Mr. Mallon’s departure, Mr. McCourt will serve as our interim chief executive officer while the Board conducts a candidate search for Mr. Mallon’s permanent successor. This and any additional transitions in our senior management team or other key employees, or the unavailability of any such persons for any reason (including due to the COVID-19 pandemic), can be inherently difficult to manage and may disrupt our operations or business or otherwise harm our business, for example due to the diversion of our board and management’s time and attention and a decline in employee morale. Further, if we are unable to attract a qualified candidate to become our permanent chief executive officer in a timely manner, our business and prospects may be adversely affected. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of our patients, clinical trial participants and employees. We also rely to a large extent on information technology systems to operate our business, including to deliver our products. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our large and complex information technology and infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee, partner, vendor or third-party error, malfeasance or other disruptions. We, our partners, vendors and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. While we have invested in information technology and security and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. Further, while some or all of our workforce, and those of our partners, vendors and other third-party providers, work remotely as a result of the COVID-19 pandemic or otherwise, we may have greater vulnerability to cyberattacks or other losses of confidential information, as well as interruptions in information technology systems. Any such interruptions, losses or breaches would substantially impair our ability to operate our business and would compromise our, or our partners, vendors and other third-party providers, networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, negatively impact our financial condition and damage our reputation, any of which could adversely affect our business. While we maintain cyber liability insurance, this insurance may not be sufficient to cover the financial or other losses that may result from an interruption or breach of our (or our partners’, vendors’ and third-party providers’) systems.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could negatively impact the market price of our Class A Common Stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control. These provisions include the following:

●	Our board of directors is currently divided into three classes serving staggered terms, such that not all members of the board are elected at one time. This staggered board structure prevents stockholders from replacing the entire board at a single stockholders’ meeting. At our 2019 annual meeting of stockholders, our stockholders approved an amendment to our certificate of incorporation to declassify our board of directors to allow our stockholders to vote on the election of the entire board of directors on an annual basis, rather than on a staggered basis. This declassification is being phased in such that, once completed in 2022, stockholders will have the opportunity to replace the entire board at a single stockholders’ meeting and at each annual stockholders’ meeting thereafter. As required by Delaware law, the amendment to our certificate of incorporation also reflects that, once the board of directors is declassified, stockholders may remove directors with or without cause.

●	Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

●	Our board of directors may issue, without stockholder approval, shares of preferred stock. The ability to authorize preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

●	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. Furthermore, as described above, until our board of directors is declassified, stockholders may only remove a member of our board of directors for cause. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect such acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

●	Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock are not able to take certain actions outside of a stockholders’ meeting.

●	Special meetings of stockholders may be called only by the chairman of our board of directors, our chief executive officer or a majority of our board of directors. As a result, a holder, or holders, controlling a majority of our capital stock are not able to call a special meeting.

●	A super-majority (80%) of the outstanding shares of Class A Common Stock are required to amend our bylaws, which make it more difficult to change the provisions described above.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters and operations are located in Boston, Massachusetts, where, as of December 31, 2020, we occupied approximately 39,000 square feet of office space under our lease expiring in June 2030. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A Common Stock are traded on the Nasdaq Global Select Market under the symbol “IRWD.” Our shares have been publicly traded since February 3, 2010. As of February 10, 2021, there were 51 stockholders of record of our Class A Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

The following graph compares the performance of our Class A Common Stock to the Nasdaq Benchmark TR Index (U.S.) and to the Nasdaq Pharmaceutical Benchmark TR Index (U.S.) from December 31, 2015 through December 31, 2020. The comparison assumes $100 was invested after the market closed on December 31, 2014 in our Class A Common Stock and in each of the presented indices, and it assumes reinvestment of dividends, if any (other than any Cyclerion common stock distributed in connection with the Separation). Total returns reflected in the following graph for periods prior to the date of the Separation have been adjusted for the effect of the Separation to exclude the sGC business.

COMPARISON OF QUARTERLY CUMULATIVE TOTAL RETURN

Among The Nasdaq Benchmark TR Index (U.S.),

the Nasdaq Pharmaceutical Benchmark TR Index (U.S.)

and Ironwood Pharmaceuticals, Inc.

Item 6. Selected Financial Data

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017, and 2016 from our audited financial statements not included in this Annual Report on Form 10-K. During the year ended December 31, 2019, we completed the separation of our soluble guanylate cyclase, or sGC, business, or the Separation. Results of operations related to our sGC business have been reclassified to reflect discontinued operations for all periods presented. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Collaborative arrangements revenue(1)	$381,545	$379,652	$272,839	$265,533	$263,923
Product revenue, net	—	—	3,445	3,061	109
Sale of active pharmaceutical ingredient	7,978	48,761	70,355	29,682	9,925
Total revenues	389,523	428,413	346,639	298,276	273,957
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets(2)	3,136	23,875	32,751	19,097	1,868
Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments(3)	—	(3,530)	247	309	374
Research and development	88,062	115,044	101,060	88,145	101,903
Selling, general and administrative	140,003	172,450	219,676	231,184	169,169
Amortization of acquired intangible asset(4)	—	—	8,111	6,214	981
(Gain) loss on fair value remeasurement of contingent consideration(4)	—	—	(31,045)	(31,310)	9,831
Gain on lease modification(5)	—	(3,169)	—	—	—
Restructuring expenses(6)	15,382	3,620	14,715	—	—
Impairment of intangible assets(4)	—	—	151,794	—	—
Total cost and expenses	246,583	308,290	497,309	313,639	284,126
Income (loss) from operations	142,940	120,123	(150,670)	(15,363)	(10,169)
Other (expense) income:
Interest expense	(29,478)	(36,602)	(37,724)	(36,370)	(39,153)
Interest and investment income	1,504	2,862	2,991	2,111	1,169
Gain (loss) on derivatives(7)	(6,129)	3,023	(8,743)	(3,284)	8,146
Loss on extinguishment of debt (8)	—	(30,977)	—	(2,009)	—
Other income(9)	24	514	—	—	—
Other expense, net	(34,079)	(61,180)	(43,476)	(39,552)	(29,838)
Income (loss) from continuing operations	108,861	58,943	(194,146)	(54,915)	(40,007)
Income tax expense	2,685	—	—	—	—
Income from continuing operations	106,176	58,943	(194,146)	(54,915)	(40,007)
Loss from discontinued operations, net of income taxes	—	(37,438)	(88,222)	(62,022)	(41,701)
Net income (loss) and comprehensive income (loss)	$106,176	$21,505	$(282,368)	$(116,937)	$(81,708)

Income per share from continuing operations, net of income taxes—basic	$0.67	$0.38	$(1.27)	$(0.37)	$(0.28)
Income per share from continuing operations, net of income taxes— diluted	0.66	0.38	(1.27)	(0.37)	(0.28)
Loss per share from discontinued operations, net of income taxes—basic and diluted	—	(0.24)	(0.58)	(0.42)	(0.29)
Net income (loss) per share—basic	0.67	0.14	(1.85)	(0.78)	(0.56)
Net income (loss) per share—diluted	0.66	0.14	(1.85)	(0.78)	(0.56)

Weighted average shares used in computing net income per share—basic:	159,427	156,023	152,634	148,993	144,928
Weighted average shares used in computing net income per share— diluted:	160,655	156,023	152,634	148,993	144,928

(1)	Collaborative arrangements revenue for the year ended December 31, 2020 included approximately $368.6 million related to our share of sales of LINZESS® (linaclotide) in the U.S.

Collaborative arrangements revenue for the year ended December 31, 2019 included approximately $325.4 million related to our share of sales of LINZESS in the U.S., approximately $32.4 million in non-contingent payments from

AstraZeneca AB (together with its affiliates), or AstraZeneca, and $10.0 million related to the upfront fee from Astellas Pharma Inc.

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

(2)	Cost of revenues for the year ended December 31, 2020 included approximately $3.1 million related to sales of linaclotide API and finished drug product.

Cost of revenues for the year ended December 31, 2019 included approximately $23.9 million related to sales of linaclotide API and finished drug product.

Cost of revenues for the year ended December 31, 2018 included approximately $31.6 million related to sales of linaclotide API and finished drug product.

Cost of revenues for the year ended December 31, 2017 included approximately $16.5 million related to sales of linaclotide API and finished drug product.

(3)	During the year ended December 31, 2019, we recorded settlements of approximately $3.5 million related to the reversal of certain previously accrued non-cancelable purchase commitments.

During the year ended December 31, 2018, we wrote down approximately $0.2 million of ZURAMPIC® commercial supply as a result of revised demand forecasts due to the termination of our exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient, or the Lesinurad License, including ZURAMPIC and DUZALLO®.

During the years ended December 31, 2017 and 2016, we wrote down approximately $0.3 million and approximately $0.4 million, respectively, of prepaid ZURAMPIC commercial supply primarily as a result of revised demand forecasts.

(4)	Amortization of acquired intangible assets was based on the economic consumption of intangible assets. Our amortization was related to the ZURAMPIC and DUZALLO intangible assets. (Gain) loss on fair value remeasurement of contingent consideration was related to our contingent consideration liability pursuant to our exclusive license to develop, manufacture, and commercialize products containing lesinurad as an active ingredient, including ZURAMPIC and DUZALLO, in the U.S. During the year ended December 31, 2018, we delivered to AstraZeneca a notice of termination of the lesinurad license agreement. As a result, we recorded an impairment charge of approximately $151.8 million due to the impairment of the ZURAMPIC and DUZALLO intangible assets. As a result, a gain on fair value remeasurement of contingent consideration of approximately $31.0 million was recorded during the year ended December 31, 2018.
(5)	During the year ended December 31, 2019, we recorded a gain on lease modification of approximately $3.2 million related to the modification of our former headquarters lease.
(6)	During the year ended December 31, 2020, we incurred approximately $15.4 million in restructuring expenses, primarily due to severance, benefits, and related costs associated with the September 2020 workforce reduction.

During the year ended December 31, 2019, we incurred approximately $3.6 million in restructuring expenses, primarily due to severance, benefits, and related costs associated with the February 2019 workforce reduction.

During the year ended December 31, 2018, we incurred approximately $14.7 million in restructuring expenses, primarily due to severance, benefits, and related costs associated with the June 2018 and August 2018 workforce reductions.

(7)	In June 2015, we issued 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes. In connection with the issuance of our 2022 Convertible Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges, and separate note hedge warrant transactions, or the Note Hedge Warrants, with certain financial institutions. Gain (loss) on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded at fair value at each reporting period and changes in fair value are recorded in our consolidated statements of operations.
(8)	For the year ended December 31, 2019, we recorded a loss on extinguishment of debt of approximately $31.0 million due to the write-off of unamortized debt issuance costs and debt discount related to the partial repurchase of the 2022 Convertible Notes in August 2019 and the prepayment premium and write-off of the remaining unamortized debt issuance costs and debt discount on the 8.375% Notes due 2026 Notes, or the 2026 Notes, as part of the redemption of all of the outstanding principal amount of the 2026 Notes in September 2019.

For the year ended December 31, 2017, we recorded a loss on extinguishment of debt of approximately $2.0 million due to the write-off of remaining unamortized debt issuance costs on the 11% PhaRMA Notes due 2024 as part of the redemption in January 2017.

(9)	For the year ended December 31, 2019, we recorded other income of approximately $0.5 million related to a transition services agreement with Cyclerion Therapeutics, Inc., or Cyclerion, in connection with the Separation.

	As of Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$362,564	$177,023	$173,172	$221,416	305,216
Working capital (excluding deferred revenue)	463,666	266,798	146,911	245,569	289,050
Assets of discontinued operations, including current portion(1)	—	—	10,490	7,256	6,097
Right-of-use assets(2)	16,576	17,743	—	—	—
Total assets	559,238	402,748	332,050	605,674	709,821
Current liabilities of discontinued operations(1)	—	—	15,739	9,997	6,618
Debt financing and convertible notes, including current portion(3)	430,256	407,994	413,692	396,091	366,492
Capital lease obligations, including current portion	—	—	231	4,077	6,309
Operating lease obligations, including current portion	23,446	23,228	—	—	—
Total liabilities	496,598	495,999	528,421	595,826	643,105
Total stockholders’ equity (deficit)	62,640	(93,251)	(196,371)	9,848	66,716
(1)	During the year ended December 31, 2019, we completed the Separation. Assets and liabilities related to Cyclerion have been reclassified as assets and liabilities of discontinued operations for the periods presented.

(2)	During the year ended December 31, 2019, we implemented Accounting Standards Codification Topic 842, Leases, or ASC 842. As a result, we recorded right-of-use assets and associated lease liabilities for operating leases on our consolidated balance sheet.

(3)	In August 2019, we issued $200.0 million in aggregate principal amount of the 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and $200.0 million in aggregate principal amount of the 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes. We received net proceeds of approximately $391.0 million from the sale of the 2024 Convertible Notes and the 2026 Convertible Notes, after deducting fees and expenses of approximately $9.0 million. The proceeds from the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes were used to pay the cost of the associated capped call transactions, redeem all of the outstanding principal balance of the 2026 Notes, and repurchase $215.0 million aggregate principal amount of the 2022 Convertible Notes.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10 K, our actual results may differ materially from those anticipated in these forward-looking statements.

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018 is included in Part II, Item 7 –"Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on February 13, 2020.

Overview

We are a gastrointestinal, or GI, healthcare company dedicated to advancing the treatment of GI diseases and redefining the standard of care for GI patients. We are focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists and is indicated for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., and Mexico and to adult men and women suffering from IBS-C in Japan and China. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie Inc. (together with its affiliates), or AbbVie, (successor to Allergan plc (together with its affiliates), or Allergan), in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca AB (together with its affiliates), or AstraZeneca, in China (including Hong Kong and Macau) and Astellas Pharma Inc., or Astellas, in Japan. We also aim to leverage our leading capabilities in GI to bring additional treatment options to GI patients; for example, we have a U.S. disease education and promotional agreement with Alnylam Pharmaceuticals, Inc. for Alnylam’s GIVLAARI® (givosiran) for the treatment of acute hepatic porphyria.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019, when we recorded net income for the year of approximately $21.5 million, we incurred net losses in each year since our inception in 1998. For the year ended December 31, 2020, we recorded net income of approximately $106.2 million. As of December 31, 2020, we had an accumulated deficit of approximately $1.5 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

Key 2020 Financial Highlights

●	During the year ended December 31, 2020, we recognized approximately $389.5 million in total revenues, compared to approximately $428.4 million during the year ended December 31, 2019. The decrease of 9% was primarily driven by a decrease in sale of active pharmaceutical ingredient, or API, in 2020 compared to 2019. An increase in collaborative arrangements revenue related to sales of LINZESS in the U.S. of approximately $43.2 million in 2020 compared to 2019 was offset by approximately $42.4 million in non-

recurring revenue recognized in 2019 in connection with amendments to our collaborative arrangements with AstraZeneca and Astellas.

●	During the year ended December 31, 2020, we recognized approximately $368.6 million in collaborative arrangements revenue related to sales of LINZESS in the U.S. compared to approximately $325.4 million during the year ended December 31, 2019. The increase of 13% was primarily driven by an increase in LINZESS prescription demand in the U.S. in 2020 compared to 2019.

●	Our operations resulted in net income of approximately $106.2 million during the year ended December 31, 2020 compared to net income of $21.5 million during the year ended December 31, 2019, primarily driven by increased revenue from sales of LINZESS in the U.S., as well as decreases in costs primarily associated with the discontinuation of MD-7246 and IW-3718 development programs.
●	We generated $168.8 million in cash from operations during the year ended December 31, 2020, ending the year with $362.6 million in cash and cash equivalents.
●	In connection with our decision to discontinue development of IW-3718, we reduced our workforce by approximately 100 full-time employees. We substantially completed the reduction in our workforce in the fourth quarter of 2020. We expect to realize annualized cost savings in total operating expenses from this workforce reduction, as well as cost savings related to external spend for IW-3718 previously expected through 2021.

Financial Operations Overview

Revenues. Our revenues are generated primarily through our collaborative arrangements and license agreements related to research and development and commercialization of linaclotide, as well as co-promotion arrangements in the U.S.

The majority of our revenues are generated from the sales of LINZESS in the U.S. We record our share of the net profits and losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. Net profits or losses consist of net sales to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. Although we expect net sales to increase over time, the settlement payments between AbbVie and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling, general and administrative expenses incurred by each party. In addition, our collaborative arrangements revenue may fluctuate as a result of the timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of linaclotide in the European, Canadian or Mexican markets or any other markets where linaclotide receives approval.

Product revenue consisted of sales of ZURAMPIC ® and DUZALLO ®, or the Lesinurad Products, in the U.S. through the date of the termination in January 2019 of our exclusive license to develop, manufacture, and commercialize in the U.S. products containing lesinurad as an active ingredient, or the Lesinurad License. Through December 31, 2020, we also generated revenues from the manufacture of linaclotide finished drug product, finished goods, API and development materials for certain of our partners.

Cost of Revenues. Cost of revenues primarily includes costs related to the sales of linaclotide API, finished drug product, and finished goods to our partners, which generally occurs upon shipment for sales of API, finished drug product and finished goods after the material has passed all quality testing required for acceptance by the partner to certain of our partners outside of the U.S.

Settlement on Non-cancelable Inventory and Commercial Supply Purchase Commitments. During the year ended December 31, 2019, we recorded settlements related to reversals of certain previously accrued non-cancelable purchase commitments.

Research and Development Expense. The core of our research and development strategy is to leverage our demonstrated expertise and capabilities in GI diseases to bring multiple medicines to patients. Research and development expense consists of expenses incurred in connection with the research into and development of product candidates. These expenses consist primarily of compensation, benefits and other employee-related expenses, research and development related facility costs, third-party contract costs relating to nonclinical study and clinical trial activities, development of manufacturing processes, regulatory registration of third-party manufacturing facilities, and licensing fees for our product candidates. We record all research and development expenses as incurred.

Research and development expenses include amounts owed to AbbVie on an ongoing basis, as well as AstraZeneca prior to September 2019 when we amended and restated our existing collaboration agreement with AstraZeneca, or the Amended AstraZeneca Agreement, under cost-sharing provisions in our respective collaboration agreements for linaclotide. Reimbursements received for research and development activities under these agreements were netted against research and development expenses.

Linaclotide. Our commercial product, linaclotide, is available to adult men and women suffering from IBS-C or CIC in certain countries around the world. LINZESS is commercially available in the U.S. for the treatment of IBS-C or CIC in adults. Linaclotide also is approved and commercially available in China, Japan, and in a number of E.U. and other countries.

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

In connection with the U.S. FDA approval of LINZESS, we were required to conduct certain nonclinical and clinical studies including those aimed at further understanding the safety profile of linaclotide. We and AbbVie completed such additional studies and determined that: (a) orally administered linaclotide was not detected in breast milk, (b) there is little or no evidence of any potential for antibodies to be developed to linaclotide, and (c) there were no signs or symptoms of an immunogenic response to linaclotide. The results observed do not alter the known safety profile for linaclotide based on the clinical studies and post-marketing experience to-date. In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. Clinical pediatric programs in IBS-C and functional constipation are ongoing.

MD-7246. We and AbbVie were developing MD-7246, a delayed release formulation of linaclotide. In May 2020, we and AbbVie announced top-line data from a Phase II trial evaluating MD-7246 in adult patients with abdominal pain associated with IBS-D. The Phase II trial did not meet its primary or key secondary endpoints. Based on these findings, we and AbbVie discontinued the development of MD-7246.

IW-3718. We were developing IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of refractory gastroesophageal reflux disease, or refractory GERD. In September 2020, we announced that one of our two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet the pre-specified criteria associated with a planned early efficacy assessment. Following the assessment from an independent data monitoring committee, we unblinded the data and confirmed that IW-3718-302 did not meet the criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, we are discontinuing development of IW-3718.

Early research and development. Our early research and development efforts have been focused on supporting our development stage GI programs, including exploring strategic options for further development of certain of our internal programs. Included in early research and development are costs relating to the development of IW-3300, a GC-C agonist, which is in pre-clinical development for the potential treatment of visceral pain conditions, as well as certain other expenses associated with historical programs.

The following table sets forth our research and development expenses related to our product pipeline for the years ended December 31, 2020, 2019, and 2018. These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Linaclotide(1)	$25,531	$39,061	$33,749
Lesinurad(2)	—	524	5,184
IW-3718	52,183	65,771	37,789
Early research and development	10,348	9,688	24,338
Total research and development expenses	$88,062	$115,044	$101,060
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations.

Since 2004, the date we began tracking costs by program, we have incurred approximately $527.2 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by AbbVie for the U.S. and AstraZeneca for China (including Hong Kong and Macau) prior to the execution of the Amended AstraZeneca Agreement, and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

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

We expect to invest in our development programs for the foreseeable future. We will continue to invest in linaclotide, including the investigation of ways to enhance the clinical profile within its currently approved indications, and the exploration of its potential utility in other indications, populations and formulations. We will continue to invest in our GI-focused product candidates as we advance them through pre-clinical and clinical trials, in addition to funding research and development activities under our external collaboration and license agreements.

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

Prior to the execution of the Amended AstraZeneca Agreement, we were reimbursed for certain selling, general and administrative expenses and netted these reimbursements against selling, general and administrative expenses as incurred. AstraZeneca is responsible for all costs and expenses incurred under the Amended AstraZeneca Agreement. We include AbbVie’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from AbbVie as collaboration expense or collaborative arrangements revenue, respectively.

Gain on Lease Modification. During the year ended December 31, 2019, we recorded a gain on lease modification related to a modification of our prior headquarters lease in April 2019. For additional information relating to the gain, see Note 8, Leases, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Restructuring Expenses. Restructuring expenses pertain to workforce reduction and restructuring initiatives and are more fully described in Note 18, Workforce Reduction and Restructuring, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We substantially completed a workforce reduction related to discontinuing development of IW-3718 in the fourth quarter of 2020 and incurred approximately $15.5 million of restructuring expenses, primarily for one-time cash employee severance and benefit costs.

Interest Expense. Interest expense consists primarily of cash and non-cash interest costs related to the convertible senior notes. Non-cash interest expense consists of amortization of the debt discount and debt issuance costs associated with our convertible senior notes.

Interest and Investment Income. Interest and investment income consists of interest earned on our cash, cash equivalents and marketable securities as well as significant financing components of payments due from collaboration partners.

Gain (loss) on Derivatives. In June 2015, we issued 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes, and in August 2019, we issued 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes (together with the 2022 Convertible Notes and the 2024 Convertible Notes, the Convertible Senior Notes). In connection with the issuance of our 2022 Convertible Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges, and separate note hedge warrant transactions, or the Note Hedge Warrants, with certain financial institutions. Gain (loss) on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded at fair value at each reporting period and changes in fair value are recorded in our consolidated statements of operations. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 11, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt during the year ended December 31, 2019 related to the redemption of the 8.375% Notes due 2026, or the 2026 Notes, and the partial repurchase of the 2022 Convertible Notes. In connection with the partial repurchase of the 2022 Convertible Notes, we also terminated the respective portion of our existing Convertible Note Hedges and Note Hedge Warrants. These transactions are more fully described in Note 11, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income Taxes. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations and record our income tax provision by applying our estimated annual effective tax rate to pre-tax income. The difference between the recorded provision for income taxes and the income tax provision based on U.S. statutory tax rates was primarily attributable to the impact of a continued valuation allowance.

Discontinued Operations. On April 1, 2019, we completed the separation, or the Separation, of our soluble guanylate cyclase, or sGC, business, and certain other assets and liabilities, into a separate, independent publicly traded company, Cyclerion Therapeutics, Inc., or Cyclerion. The Separation was effected by means of a distribution of all the outstanding shares of common stock, with no par value, of Cyclerion, through a dividend of Cyclerion’s common stock to our stockholders of record as of the close of business on March 19, 2019. In connection with the Separation, we recast all historical expenses directly associated with our sGC business as discontinued operations for the years ended December 31, 2019 and 2018 in accordance with ASC Subtopic 250-20, Discontinued Operations. For additional information refer to Note 3, Cyclerion Separation, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

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

As part of the ASC 842 adoption, we elected certain practical expedients, which include:

●	A policy election to use the short-term lease exception by asset class; and

●	Election of the practical expedient package during transition, which includes:
o	An entity need not reassess whether any expired or existing contracts are or contain leases.
o	An entity need not reassess the classification for any expired or existing leases. As a result, all leases that were previously classified as operating leases in accordance with ASC Topic 840, Leases, or ASC 840, are classified as operating leases under ASC 842, and all leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases under ASC 842.
o	An entity need not reassess initial direct costs for any existing leases.

Subsequent to our adoption of ASC 842, we elected the post-transition practical expedient, by class of underlying asset, to account for lease components and non-lease components together as a single component for the asset class of operating lease right-of-use real estate assets.

Our lease portfolio for the year ended December 31, 2020 includes: a lease for our headquarters location, a data center colocation lease, vehicle leases for our salesforce representatives, and leases for computer and office equipment. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases is recorded as the operating lease right-of-use asset, and the liability component is recorded as the current portion of operating lease liabilities and operating lease liabilities, net of current portion in our consolidated balance sheet. As of December 31, 2020, we did not record any finance leases.

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

Revenue Recognition

Upon executing a revenue generating arrangement, we assess whether it is probable we will collect consideration in exchange for the good or service it transfers to the customer and perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. We must develop assumptions that require significant judgment to determine the standalone selling price for each performance obligation identified in the contract. The assumptions that are used to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

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

For agreements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue when the related sales occur.

Net Profit or Net Loss Sharing

In accordance with ASC 808 Topic, Collaborative Arrangements, or ASC 808, we considered the nature and contractual terms of the arrangement and the nature of our business operations to determine the classification of payments under our collaboration agreements. While ASC 808 provides guidance on classification, the standard is silent on matters of separation, initial measurement, and recognition. Therefore, we apply the separation, initial measurement, and recognition principles of ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, to our collaboration agreements.

Our collaborative arrangements revenue generated from sales of LINZESS in the U.S. are considered akin to sales-based royalties. We recognize our share of the pre-tax commercial net profit or net loss generated from the sales of LINZESS in the U.S. in the period the product sales are earned, as reported by AbbVie, and related cost of goods sold and selling, general and administrative expenses as incurred by us and our collaboration partner. These amounts are partially determined based on amounts provided by AbbVie and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and contractual rebates, wholesaler fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. We are highly dependent on AbbVie for timely and accurate information regarding any net revenues realized from sales of LINZESS in the U.S. in accordance with ASC 808, and the related costs, in order to accurately report its results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the collaboration at a given point in time, we could be required to record adjustments in future periods.

We record revenue transactions as net product revenue in our consolidated statements of operations if we were deemed the principal in the transaction, which includes being the primary obligor, retaining inventory risk, and control over pricing. Given that we are not the primary obligor and do not have the inventory risks in the collaboration agreement with AbbVie for North America, we record our share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. We and AbbVie settle the cost sharing quarterly, such that our consolidated statements of operations reflect 50% of the pre-tax net profit or loss generated from sales of LINZESS in the U.S.

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

Sale of Active Pharmaceutical Ingredient

During the years ended December 31, 2020, 2019, and 2018, we produced linaclotide API, finished drug product, finished goods, and/or development materials for certain of our partners. As of December 31, 2020, we are no longer responsible for the supply of linaclotide API, finished drug product, finished goods or development materials to our partners.

As it relates to development materials and API produced for Astellas, we were reimbursed at a contracted rate. Such reimbursements were considered as part of revenue generated pursuant to the Astellas license agreement and are presented as collaborative arrangements revenue. Any linaclotide API, finished drug product, finished goods, and development materials AbbVie is responsible for producing for the U.S. are recognized in accordance with the cost-sharing provisions of the collaboration agreement for North America with AbbVie. Prior to the execution of the Amended AstraZeneca Agreement in September 2019, any linaclotide API, finished drug product, finished goods, and development materials produced for AstraZeneca for China (including Hong Kong and Macau) were recognized in accordance with the cost-sharing provisions of the AstraZeneca collaboration agreement.

We recognize revenue on linaclotide API, finished drug product, finished goods, and development materials when control has transferred to the partner, which generally occurs upon shipment after the material has passed all quality testing required for acceptance by the partner.

Other

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

Clinical trial expenses include expenses associated with contract research organizations, or CROs. The invoicing from CROs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO activities based on our estimate of site management, monitoring costs, project management costs, and investigator fees. We maintain regular communication with our CRO vendors to gauge the reasonableness of our estimates. Differences between actual clinical trial expenses and estimated clinical trial expenses recorded have not been material and are adjusted for in the period in which they become known. However, if we incorrectly estimate activity levels associated with the CRO services at a given point in time, we could be required to record material adjustments in future periods. Under our collaboration agreement with AbbVie for North America, we are reimbursed for certain research and development expenses and we net these reimbursements against our research and development expenses as incurred. Amounts owed to AbbVie under our collaboration agreement are recorded as incremental research and development expense. Nonrefundable advance payments for research and development activities are capitalized and expensed over the related service period or as goods are received.

Share-Based Compensation Expense

We grant awards under our share-based compensation programs, including stock awards, restricted stock awards, or RSAs, restricted stock units, or RSUs (including performance-based RSUs, or PSUs), stock options, and shares issued under our employee stock purchase plan, or ESPP. Share-based compensation is recognized as expense in the consolidated statements of operations based on the grant date fair value over the requisite service period, net of estimated forfeitures. We estimate forfeitures over the requisite service period using historical forfeiture activity and record share-based compensation expense only for those awards that are expected to vest.

We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility and expected term, among others. The fair value of stock awards, RSAs, and RSUs is based on the market value of our Class A Common Stock on the date of grant, with the exception of PSUs with market conditions, which are measured using the Monte Carlo simulation method. Discounted stock purchases under our ESPP are valued on the first date of the offering period using the Black-Scholes option-pricing model to compute the fair value of the lookback provision plus the purchase discount.

For awards that vest based on service conditions and market conditions, we use the straight-line method to recognize compensation expense over the respective service period. For awards that contain performance conditions, we determine the appropriate amount to expense based on the anticipated achievement of performance targets, which requires judgment, including forecasting the achievement of future specified targets. At the date performance conditions are determined to be probable of achievement, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period. Throughout the performance period, we re-assess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Discounted stock purchases under our ESPP are recognized over the offering period.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. We provide a valuation allowance when it is more likely than not that deferred tax assets will not be realized.

We maintain a valuation allowance on the majority of our net operating losses and other deferred tax assets. Accordingly, we have not reported any tax benefit relating to the remaining net operating loss carryforwards and income tax credit carryforwards that are available for utilization in future periods. Our U.S. federal net operating loss carryforwards totaled approximately $1.1 billion as of December 31, 2020. On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In 2020, we reassessed the valuation allowance and considered negative evidence, including our cumulative losses in recent years and our plan to build our innovative GI pipeline through potential acquisition or in-licensing externally developed products, and positive evidence, including our income during the year ended December 31, 2020 and our projections of future income. After assessing both the negative evidence and the positive evidence, we concluded that we should continue to maintain the valuation allowance on net deferred tax assets as of December 31, 2020 given the significance of the weight of the negative evidence. Based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. Our total deferred tax asset balance subject to the valuation allowance was approximately $395.0 million as of December 31, 2020.

Significant judgment is required in making these assessments to maintain or reverse our valuation allowances and, to the extent our future expectations change we would have to assess the recoverability of these deferred tax assets at that time. If we determine that our net deferred tax assets are realizable in a future period, we would record material changes to income tax expense or benefit in that period.

We record uncertain tax positions on the basis of a two-step process. First, we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position. Second, for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the relevant tax authority. Significant judgment is required in evaluating whether our tax positions meet this two-step process. The nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. We re-evaluate these uncertain tax positions on a quarterly basis based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, and effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

	Year Ended December 31,
	2020	2019

	(in thousands)
Revenues:
Collaborative arrangements revenue	$381,545	$379,652
Sale of active pharmaceutical ingredient	7,978	48,761
Total revenues	389,523	428,413
Cost and expenses:
Cost of revenues	3,136	23,875
Settlement on non-cancellable purchase commitments	—	(3,530)
Research and development	88,062	115,044
Selling, general and administrative	140,003	172,450
Amortization of acquired intangible assets	—	—
Gain on fair value remeasurement of contingent consideration	—	—
Gain on lease modification	—	(3,169)
Restructuring expenses	15,382	3,620
Impairment of intangible assets	—	—
Total cost and expenses	246,583	308,290
Income from operations	142,940	120,123
Other (expense) income:
Interest expense	(29,478)	(36,602)
Interest and investment income	1,504	2,862
Gain (loss) on derivatives	(6,129)	3,023
Loss on extinguishment of debt	—	(30,977)
Other income	24	514
Other expense, net	(34,079)	(61,180)
Income from continuing operations, before income tax expense	108,861	58,943
Income tax expense	2,685	—
Income from continuing operations	106,176	58,943
Loss from discontinued operations, net of income taxes	—	(37,438)
Net income	$106,176	$21,505

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

	Year Ended
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$381,545	$379,652	$1,893	0%
Sale of active pharmaceutical ingredient	7,978	48,761	(40,783)	(84)%
Total revenues	$389,523	$428,413	$(38,890)	(9)%

Collaborative arrangements revenue. The increase in revenue from collaborative arrangements of approximately $1.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily related to an approximately $43.2 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand and lower collaboration-related selling expenses due to the COVID-19 pandemic and an approximately $3.6 million increase in linaclotide royalty revenue. These increases were offset by an approximately $32.4 million decrease in revenue related to non-contingent payments pursuant to the Amended AstraZeneca Agreement and recognized in 2019; an approximately $10.0 million decrease in revenue recognized related to a one-time up-front payment received in 2019 in connection with the amendment and restatement of our license agreement with Astellas for linaclotide in Japan, or the Amended Astellas License Agreement; and an approximately $2.2 million decrease in co-promotion revenue.

Sale of active pharmaceutical ingredient. The decrease in sale of API of approximately $40.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily related to a decrease of approximately $43.8 million in sales of API to Astellas in Japan, resulting from the transition of manufacturing responsibilities to Astellas in connection with the Amended Astellas License Agreement executed in August 2019. This decrease was partially offset by an approximately $2.6 million increase in sales of API, finished drug product, and finished goods to AstraZeneca in China. Substantively all sales of API, finished drug product, and finished goods to AstraZeneca in China occurred during the three months ended March 31, 2020 in connection with the transition of manufacturing responsibilities to AstraZeneca under the terms of the Amended AstraZeneca Agreement.

Cost and Expenses

	Year Ended
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Cost and expenses:
Cost of revenues	$3,136	$23,875	$(20,739)	(87)%
Settlement on non-cancellable purchase commitments	—	(3,530)	3,530	(100)%
Research and development	88,062	115,044	(26,982)	(23)%
Selling, general and administrative	140,003	172,450	(32,447)	(19)%
Gain on lease modification	—	(3,169)	3,169	(100)%
Restructuring expenses	15,382	3,620	11,762	325%
Total cost and expenses	$246,583	$308,290	$(61,707)	(20)%

Cost of revenues. The decrease of approximately $20.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was comprised of a decrease in cost of revenues of approximately $20.1 million related to the sale of API to Astellas in Japan and a decrease in cost of revenues of approximately $0.5 million related to the sale of API, finished drug product, and finished goods to AstraZeneca in China, concurrent with the decrease in revenue from the sale of API to Astellas and AstraZeneca, respectively.

Settlement on non-cancellable purchase commitments. The settlement of certain commercial supply purchase commitments occurred during the year ended December 31, 2019, which resulted in an overall gain. In connection with the Amended AstraZeneca Agreement, certain of our previously written-down linaclotide excess purchase commitments were assumed by AstraZeneca and resulted in a settlement of approximately $2.5 million. Additionally, certain previously written-down linaclotide purchase commitments were satisfied through API purchases at pricing terms favorable to the pricing estimates at the time of the write-down, resulting in a gain of approximately $0.7 million upon purchase.

Research and development. The decrease in research and development expense of approximately $27.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily related to a decrease of approximately $14.4 million in external development costs related to IW-3718; a decrease of approximately $6.1 million in operating expenses primarily related to facilities and other operating costs; a decrease of approximately $3.4 million in compensation, benefits, and other employee-related expenses; and a decrease of approximately $2.7 million related to linaclotide development.

Selling, general and administrative. Selling, general and administrative expenses decreased approximately $32.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in selling, general and administrative expense included an approximately $20.5 million decrease in costs associated with the Separation, which was completed on April 1, 2019, and an approximately $12.1 million decrease in non-Separation costs. The approximately $20.5 million decrease in Separation costs includes an approximately $9.7 million decrease in facilities costs primarily due to our change in headquarters location; an approximately $7.8 million decrease in compensation, benefits, and other employee-related expenses; an approximately $2.0 million decrease in consulting and investment banking costs; and an approximately $1.0 million decrease in legal costs. The approximately $12.1 million decrease in non-Separation costs includes an approximately $4.0 million decrease in legal costs; an approximately $3.3 million decrease in facilities costs primarily due to our change in headquarters location; an approximately $2.6 million decrease in travel costs as a result of the COVID-19 pandemic; an approximately $1.4 million decrease in post-marketing requirements for lesinurad as a result of our termination of the license agreement with AstraZeneca for the development, manufacture, and commercialization of products in the U.S. containing lesinurad as an active ingredient; an approximately $1.0 million decrease in collaboration costs pursuant to the Amended AstraZeneca Agreement; and an approximately $0.7 million decrease in compensation, benefits, and other employee-related expenses. These decreases in non-Separation costs were partially offset by an approximately $1.7 million increase in consulting costs.

Gain on lease modification. The gain on lease modification of approximately $3.2 million for the year ended December 31, 2019 was due to the modification of our prior headquarters lease in connection with the Separation.

Restructuring expenses. The increase in restructuring expenses of approximately $11.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 related to the workforce reduction substantially completed during the fourth quarter of 2020 in connection with our decision to discontinue IW-3718 development. The Company recorded restructuring expenses of approximately $15.4 during the year ended December 31, 2020 in connection with this workforce reduction. During the year ended December 31, 2019, the Company recorded approximately $3.6 million in connection with a workforce reduction that was substantially completed during the first quarter of 2019.

Other (Expense) Income, Net

	Year Ended
	December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Other (expense) income:
Interest expense	$(29,478)	$(36,602)	$7,124	(19)%
Interest and investment income	1,504	2,862	(1,358)	(47)%
Gain (loss) on derivatives	(6,129)	3,023	(9,152)	(303)%
Loss on extinguishment of debt	—	(30,977)	30,977	(100)%
Other income	24	514	(490)	(95)%
Total other expense, net	$(34,079)	$(61,180)	$27,101	(44)%

Interest expense. Interest expense decreased by approximately $7.1 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a decrease of approximately $10.4 million in interest expense related to the 2022 Convertible Notes that were partially repurchased in August 2019 and a decrease of approximately $9.0 million in interest expense associated with the 2026 Notes that were fully redeemed in September

2019, partially offset by an increase of approximately $6.2 million and $6.1 million in interest expense associated with the 2024 Convertible Notes and the 2026 Convertible Notes, respectively.

Interest and investment income. Interest and investment income decreased by approximately $1.4 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, resulting primarily from a decrease in investment income of approximately $2.1 million due to lower investment interest rates, partially offset by an increase in interest income of approximately $0.8 million related to the significant financing component of long-term receivables.

Gain (loss) on derivatives. For the year ended December 31, 2020, we recorded a loss on derivatives of approximately $6.1 million resulting from an approximately $18.3 million decrease in the fair value of the Convertible Note Hedges and an approximately $12.2 million decrease in the fair value of the Note Hedge Warrants. For the year ended December 31, 2019, we recorded a gain on derivatives of approximately $3.0 million resulting from an approximately $29.2 million increase in the fair value of the Convertible Note Hedges and an approximately $22.6 million increase in the fair value of the Note Hedge Warrants, partially offset by an approximately $3.6 million loss recognized upon the partial termination of the Convertible Note Hedges and the Note Hedge Warrants associated with the partial repurchase of the 2022 Convertible Notes.

Loss on extinguishment of debt. The loss on extinguishment of debt was approximately $31.0 million during the year ended December 31, 2019 and pertained to the write-off of unamortized debt issuance costs and debt discount related to the partial repurchase of the 2022 Convertible Notes and the prepayment premium and write-off of the remaining unamortized debt issuance costs and debt discount on the 2026 Notes as part of the redemption of all of the outstanding principal amount of the 2026 Notes.

Other income. For the year ended December 31, 2020 compared to the year ended December 31, 2019, other income decreased by approximately $0.5 million, primarily related to a transition service agreement with Cyclerion that terminated during the first quarter of 2020.

Income taxes. During the year ended December 31, 2020, we recorded income tax expense of approximately $2.7 million, which was primarily payable to California resulting from a change in California tax that temporarily disallows the use of net operating losses. We did not record any income tax expense for the year ended December 31, 2019.

Net loss from discontinued operations. There was approximately $37.4 million of net loss from discontinued operations for the year ended December 31, 2019. For additional information on discontinued operations, see Note 3, Cyclerion Separation, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and we had an accumulated deficit of approximately $1.5 billion as of December 31, 2020. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of December 31, 2020, our debt is comprised of approximately $520.7 million aggregate principal amount of convertible notes, due at various dates between 2022 and 2026. Refer to Note 11, Notes Payable, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information related to our debt obligations.

At December 31, 2020, we had approximately $362.6 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds and repurchase agreements. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least AA- rated, with a remaining maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation.

During the year ended December 31, 2020, our balances of cash and cash equivalents increased by approximately $185.5 million. Net cash provided by operating activities totaled approximately $168.8 million as a result of profitable operations driven primarily by the sales of LINZESS in the U.S. Additionally, cash provided by financing activities totaled approximately $18.5 million as a result of proceeds from the exercise of stock options and purchases pursuant to our ESPP. These cash inflows were partially offset by approximately $1.8 million in capital expenditures.

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

Cash Flows From Operating Activities

Net cash provided by operating activities totaled approximately $168.8 million for the year ended December 31, 2020. The cash provided by operations primarily related to cash flows from our net income of approximately $106.2 million, net of non-cash items of approximately $63.6 million. The non-cash items are primarily comprised of approximately $31.2 million of share-based compensation expense, approximately $22.3 million of non-cash interest expense, approximately $6.1 million loss on derivatives, and approximately $3.6 million of depreciation and amortization of property and equipment.

Net cash provided by operating activities totaled approximately $10.7 million for the year ended December 31, 2019, of which approximately $0.6 million related to cash used in continuing operations and approximately $11.3 million related to cash provided by discontinued operations. The use of approximately $0.6 million in cash for continuing operations primarily related to cash flows from our net income of approximately $21.5 million, net of non-cash items of approximately $77.8 million, partially offset by changes in assets and liabilities of approximately $100.0 million, primarily resulting from an increase in accounts receivable and related party accounts receivable of approximately $68.9 million and a decrease in accounts payable and related party accounts payable and accrued expenses of approximately $32.7 million. Non-cash items included approximately $31.3 million in share-based compensation expense, approximately $31.0 million of loss on extinguishment of debt, approximately $19.6 million in non-cash interest expense, approximately $5.6 million in depreciation and amortization expense of property and equipment, partially offset by approximately $3.5 million related to the settlement on non-cancellable purchase commitments, approximately $3.2 million gain on lease modification, and an approximate $3.0 million net increase due to the change in fair value of the Convertible Note Hedges and Note Hedge Warrants.

Cash Flows From Investing Activities

Cash used in investing activities for the year ended December 31, 2020 totaled approximately $1.8 million and pertained to the purchase of property and equipment.

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

Cash Flows From Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 totaled approximately $18.5 million and resulted from proceeds from the exercise of stock options and the issuance of shares under our ESPP.

Cash used in financing activities for the year ended December 31, 2019 totaled approximately $1.2 million and resulted from approximately $227.3 million in payments to repurchase $215.0 million aggregate principal amount of the 2022 Convertible Notes. Financing activities also included principal and prepayment premium payments totaling $156.4 million to fully redeem the outstanding principal balance of the 2026 Notes. We also entered into capped call transactions for approximately $25.2 million in connection with the 2024 Convertible Notes and 2026 Convertible Notes, or the Capped Calls. These cash outflows were partially offset by approximately $391.0 million in net proceeds from the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, after deducting fees and expenses of approximately $9.0 million, approximately $13.6 million in proceeds from the exercise of stock options and the issuance of shares under our ESPP, and approximately $3.2 million in proceeds from the partial termination of the Convertible Notes Hedges and Note Hedge Warrants.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, AbbVie, in the fourth quarter of 2012, and we currently derive a significant portion of our revenue from this collaboration. In addition, we are deploying significant resources to fulfill U.S. FDA requirements for linaclotide. Our goal is to generate and maintain positive cash flows, driven by increased revenue generated through sales of LINZESS and other commercial activities and financial discipline.

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, and invest in building our pipeline through internal or external opportunities. We believe that our cash on hand as of December 31, 2020 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying estimates regarding the costs to develop, obtain regulatory approval for, and commercialize linaclotide in the U.S., as well as our expectations regarding revenue from Astellas for Japan and AstraZeneca for China (including Hong Kong and Macau), and our goal to generate and maintain positive cash flows, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

●	the revenue generated by sales of LINZESS and CONSTELLA and from any other sources;

●	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS in the U.S. and from any other sources;

●	the success of our third-party manufacturing activities;

●	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approval development and regulatory requirements;

●	the success of our research and development efforts;

●	the emergence of competing or complementary products;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish, including royalties or other payments due or payable under such agreements; and

●	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of evaluating, acquiring, and, if completed, integrating into our business operations any such assets.

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

Contractual Commitments and Obligations

Lease Obligations

The following table summarizes our lease obligations at December 31, 2020 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years

Operating lease obligations	$30,493	$3,128	$6,194	$6,315	$14,856

Our commitments for operating leases relate to our office space in Boston, Massachusetts and our data storage space in Boston, Massachusetts.

Notes Payable

In June 2015, we issued approximately $335.7 million in aggregate principal amount of the 2022 Convertible Notes. The 2022 Convertible Notes are governed by an indenture between us and U.S. Bank National Association, as trustee. The 2022 Convertible Notes are senior unsecured obligations and bear cash interest at a rate of 2.25% per year, payable on June 15 and December 15 of each year, which began on December 15, 2015. The 2022 Convertible Notes will mature on June 15, 2022, unless earlier converted or repurchased. To minimize the impact of potential dilution to our Class A common stockholders upon conversion of the 2022 Convertible Notes, we entered into the Convertible Note Hedges and Note Hedge Warrants. In August 2019, we repurchased $215.0 million aggregate principal amount of the 2022 Convertible Notes, and we partially terminated the proportionate portion of the Convertible Note Hedges and Note Hedge Warrants we entered into in connection with the issuance of the 2022 Convertible Notes.

In August 2019, we issued $200.0 million in aggregate principal amount of the 2024 Convertible Notes and $200.0 million in aggregate principal amount of the 2026 Convertible Notes. The 2024 Convertible Notes and 2026 Convertible Notes are governed by separate indentures between us and U.S. Bank National Association, as trustee. The 2024 Convertible Notes and the 2026 Convertible Notes are senior unsecured obligations. The 2024 Convertible Notes bear cash interest at the annual rate of 0.75% and the 2026 Convertible Notes bear cash interest at the annual rate of 1.50%, each payable on June 15 and December 15 of each year, which began on December 15, 2019. The 2024 Convertible Notes will mature on June 15, 2024 and the 2026 Convertible Notes will mature on June 15, 2026, unless earlier converted or repurchased. To minimize the impact of potential dilution to our Class A common stockholders upon conversion of the 2024 Convertible Notes and the 2026 Convertible Notes, we entered into separate Capped Calls in connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes. We paid the counterparties approximately $25.2 million to enter into the Capped Calls.

The following table summarizes our obligations under our convertible senior notes at December 31, 2020 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

2022 Convertible Notes (including interest)	124,773	2,716	122,057	—	—
2024 Convertible Notes (including interest)	205,250	1,500	3,000	200,750	—
2026 Convertible Notes (including interest)	216,500	3,000	6,000	6,000	201,500
Total payments on convertible senior notes	$546,523	$7,216	$131,057	$206,750	$201,500

Our obligations under our convertible senior notes, as well as potential financial effects from the Convertible Note Hedges, Note Hedge Warrants and Capped Calls are more fully described in Note 11, Notes Payable, in the accompanying notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

Tax-related Obligations

We exclude liabilities or obligations pertaining to uncertain tax positions from our summary of contractual commitments and obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2020, we have approximately $68.1 million of uncertain tax positions, and we cannot reasonably estimate the potential adjustment to our net operating loss and credit carryforwards. These uncertain tax positions are more fully described in Note 15, Income Taxes, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We did not otherwise adopt any new accounting pronouncements during the fiscal year ended December 31, 2020 that had a material effect on our consolidated financial statements included in this report.

Trends and Uncertainties

Impact of the COVID-19 Pandemic

In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, former U.S. President Donald Trump announced a national emergency relating to the pandemic. Government authorities in the U.S. have recommended or imposed various containment and mitigation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. Both the outbreak of COVID-19 and the containment and mitigation efforts have had a serious adverse impact on the U.S. economy and the economies of other countries around the world, the severity and duration of which remain uncertain.

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

We and our partner, AbbVie, are focused on maintaining the availability of LINZESS for adult men and women suffering from IBS-C or CIC. We include our and AbbVie’s collaboration-related selling, general, and administrative expenses, including expenses from in-person and remote selling activities, in the calculation of net profits from the sale of LINZESS in the U.S. and present net payments to us as collaborative arrangements revenue. In the fourth quarter of 2020, we and AbbVie agreed to include costs incurred throughout 2020 associated with remote selling activities performed by our and AbbVie’s customer-facing employees in collaboration-related selling, general and administrative expenses in our calculation of net profits from the sale of LINZESS in the U.S. As such, we have experienced fluctuations in our settlement payments based on the ratio of selling, general and administrative expenses incurred by each party during the year ended December 31, 2020, and may continue to experience such fluctuations in the future. The COVID-19 pandemic may negatively impact future net sales of LINZESS in the U.S., including as a result of reduced and/or restricted in-person promotion or potential changes in patient access to healthcare (including due to unemployment or modifications in insurance coverage) and payor reimbursement levels.

●	Manufacturing and Supply Chain

We and AbbVie continue to monitor the supply and availability of LINZESS for adult men and women suffering from IBS-C or CIC in the U.S. As of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has not caused significant disruptions to manufacturing operations or supply of LINZESS in the U.S. or of clinical trial material for our ongoing trials.

●	Clinical Development of GI Pipeline

The COVID-19 pandemic impacted the development of our pipeline during the year ended December 31, 2020. For example, prior to our decision to discontinue the development of IW-3718, the COVID-19 pandemic impacted enrollment in our Phase III clinical trials of IW-3718 for the treatment of refractory GERD, resulting in lower than expected research and development expenses relating to IW-3718 clinical trials during the year ended December 31, 2020.

The COVID-19 pandemic resulted in changes to our business and operations which impacted our financial condition and results of operations for the year ended December 31, 2020, including as described above. During the year ended December 31, 2020, we incurred a total of approximately $2.4 million of incremental expenses, primarily related to personal protective equipment for our field-based employees and external costs of strategy and operations analysis related to the impacts of the COVID-19 pandemic.

There continue to be significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations and we expect to incur additional expenses in future periods related to the impact of the COVID-19 pandemic on our business and operations. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The COVID-19 pandemic may have a material adverse impact on our business and financial condition in the future.

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

Equity Price Risk

Our convertible notes include conversion and settlement provisions that are based on the price of our Class A Common Stock at conversion or maturity of the notes. The amount of cash we may be required to pay is determined by the price of our Class A Common Stock. The fair values of our convertible notes are dependent on the price and volatility of our Class A Common Stock and will generally increase or decrease as the market price of our common stock changes.

To minimize the impact of potential dilution to our common stock upon conversion of the notes, we entered into the Convertible Note Hedges and Note Hedge Warrants, with respect to the 2022 Convertible Notes, and the Capped Calls, with respect to the 2024 Convertible Notes and 2026 Convertible Notes.

The convertible notes and derivatives are more fully described in Note 11, Notes Payable, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk

We have no significant monetary assets or liabilities expected to be settled in foreign currencies and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the years ended December 31, 2020, 2019, and 2018 had a significant impact on our results of operations.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-57, of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on that evaluation, our principal executive officer and principal financial officer concluded no changes during the quarter ended December 31, 2020 materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ironwood Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ironwood Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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

February 17, 2021

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

The other information required by this item is incorporated by reference from our proxy statement for our 2021 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our proxy statement for our 2021 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item is incorporated by reference from our proxy statement for our 2021 Annual Meeting of Stockholders.

The table below sets forth information with regard to securities authorized for issuance under our equity compensation plans as of December 31, 2020. As of December 31, 2020, we had three active equity compensation plans, each of which was approved by our stockholders:

●	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan;
●	2019 Equity Incentive Plan; and
●	Amended and Restated 2010 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,216,454	$ 12.25	9,651,783
Equity compensation plans not approved by security holders	—	—	—
Total	18,216,454	$ 12.25	9,651,783

(1)	Amount includes the number of shares subject to issuance upon exercise of 13,459,671 outstanding stock options and vesting of 4,756,783 restricted stock units.
(2)	Amount includes all outstanding stock options but does not include restricted stock units, which do not have an exercise price.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our proxy statement for our 2021 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our proxy statement for our 2021 Annual Meeting of Stockholders.

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

3.	Exhibits

Incorporated by reference herein
Number	Description	Form	Date
2.1	Separation Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
3.1	Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
3.2	Certificate of Retirement	Registration Statement on Form 8-A/A (File No. 001-34620)	January 3, 2019
3.3	Certificate of Amendment	Current Report on Form 8-K (File No. 001-34620)	May 31, 2019
3.4	Fifth Amended and Restated Bylaws	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
4.1	Specimen Class A Common Stock certificate	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 20, 2010
4.2	Indenture, dated as of June 15, 2015, by and between Ironwood Pharmaceuticals, Inc. and U. S. Bank National Association (including the form of the 2.25% Convertible Senior Note due 2022)	Current Report on Form 8-K (File No. 001-34620)	June 15, 2015
4.2.1	Supplemental Indenture dated as of April 5, 2019 by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association	Current Report on Form 8-K (File No. 001-34620)	April 8, 2019
4.2.2	Form of 2.25% Convertible Senior Note due 2022	Current Report on Form 8 K (File No. 001 34620)	June 15, 2015
4.3	Indenture, dated as of August 12, 2019, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 0.75% Convertible Senior Note due 2024)	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019

4.3.1	Form of 0.75% Convertible Senior Note due 2024	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.4	Indenture, dated as of August 12, 2019, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 1.50% Convertible Senior Note due 2026)	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.4.1	Form of 1.50% Convertible Senior Note due 2026	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.5*	Description of Securities of Ironwood Pharmaceuticals, Inc.
10.1#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S-8, as amended (File No. 333-184396)	October 12, 2012
10.1.1#	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 6, 2018
10.1.2#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 6, 2018
10.2#	2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.1#	Form of Non-statutory Stock Option Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.2#	Form of Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.3#	Form of Restricted Stock Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.4#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	May 6, 2020
10.3#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10-K (File No. 001-34620)	February 13, 2020
10.4#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10-Q (File No. 001-34620)	April 29, 2014
10.5#	Form of Executive Severance Agreement	Annual Report on Form 10-K (File No. 001-34620)	February 25, 2019

10.6#	Non-employee Director Compensation Policy, effective May 20, 2019	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.7#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009
10.8#	Offer Letter, dated January 3, 2019, between Ironwood Pharmaceuticals, Inc. and Mark Mallon	Current Report on Form 8-K (File No. 001-34620)	January 4, 2019
10.9+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.9.1	Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013
10.10+	Commercial Agreement, dated as of January 31, 2017, by and among Allergan USA, Inc., Forest Laboratories, LLC and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017
10.11+	License Agreement, dated as of April 30, 2009, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.11.1+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 8, 2013
10.11.2+	Amendment to the License Agreement, dated as of October 26, 2015, by and between Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016
10.11.3+	Amendment to the License Agreement dated as of January 31, 2017, by and between Allergan Pharmaceuticals International Ltd., and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017
10.12+	Novation Agreement, dated as of October 26, 2015, by and among Almirall, S.A., Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016

10.13+	Amended and Restated License Agreement, dated as of August 1, 2019, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc.	Current Report on Form 8-K (File No. 001-34620	August 1, 2019
10.13.1*	Amendment to the Amended and Restated License Agreement, dated as of January 8, 2021, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc.
10.14+	Amended and Restated License and Collaboration Agreement, dated as of September 16, 2019, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Current Report on Form 8-K (File No. 001-34620)	September 18, 2019
10.15+

Commercial Supply Agreement, dated as of June 23, 2010, by and among PolyPeptide Laboratories, Inc. and Polypeptide Laboratories (SWEDEN) AB, Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.

		Quarterly Report on Form 10-Q (File No. 001-34620)	August 10, 2010
10.16+	Commercial Supply Agreement, dated as of March 28, 2011, by and among Corden Pharma Colorado, Inc. (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 13, 2011
10.16.1+

Amendment No. 3 to Commercial Supply Agreement, dated as of November 26, 2013, by and between Corden Pharma Colorado, Inc. (f/k/a Roche Colorado Corporation), Ironwood Pharmaceuticals, Inc. and Forest Laboratories, Inc.

		Annual Report on Form 10-K (File No. 001-34620)	February 7, 2014
10.17	Lease Agreement for facilities at 100 Summer Street, Boston, Massachusetts, dated as of June 11, 2019, by and between Ironwood Pharmaceuticals, Inc. and MA-100 Summer Street Owner, L.L.C.	Current Report on Form 8-K (File No. 001-34620)	June 13, 2019
10.18	Tax Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
10.19	Employee Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019

10.20	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.21	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.22	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.23	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.24	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.25	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.26	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.27	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.28	Base Call Option Transaction Confirmation for the 2024 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.29	Base Call Option Transaction Confirmation for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019

10.30	Base Call Option Transaction Confirmation for the 2024 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.31	Base Call Option Transaction Confirmation, for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.32	Additional Call Option Transaction Confirmation for the 2024 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.33	Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.34	Additional Call Option Transaction Confirmation for the 2024 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.35	Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.36	Call Spread Unwind Agreement, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Annual Report on Form 10-K (File No. 001-34620)	February 13, 2020
10.37	Call Spread Unwind Agreement, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Annual Report on Form 10-K (File No. 001-34620)	February 13, 2020
21.1	Subsidiaries of Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 13, 2020
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	XBRL Taxonomy ExtensionPresentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
*	Filed herewith.
‡	Furnished herewith.
+

Confidential treatment granted under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are remeasured accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

#	Management contract or compensatory plan, contract, or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on the 17th day of February 2021.

Ironwood Pharmaceuticals, Inc.
By:	/s/ Mark Mallon
Mark Mallon
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mark Mallon	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2021
Mark Mallon

/s/ Gina Consylman	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 17, 2021
Gina Consylman

/s/ Kelly MacDonald	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2021
Kelly MacDonald

/s/ Julie H. McHugh	Chair of the Board	February 17, 2021
Julie H. McHugh

/s/ Mark Currie	Director	February 17, 2021
Mark Currie

Director
Alexander Denner

/s/ Andrew Dreyfus	Director	February 17, 2021
Andrew Dreyfus

/s/ Jon Duane	Director	February 17, 2021
Jon Duane

/s/ Marla Kessler	Director	February 17, 2021
Marla Kessler

/s/ Catherine Moukheibir	Director	February 17, 2021
Catherine Moukheibir

/s/ Lawrence S. Olanoff	Director	February 17, 2021
Lawrence S. Olanoff

/s/ Edward P. Owens	Director	February 17, 2021
Edward P. Owens

/s/ JAY P. SHEPARD	Director	February 17, 2021
Jay P. Shepard

Index to Consolidated Financial Statements of
Ironwood Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ironwood Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Collaboration Agreement for North America with AbbVie Inc.
Description of the Matter

Revenue recognized from the Collaboration Agreement for North America with AbbVie Inc. (together with its affiliates, or “AbbVie”) was $368.6 million for the sale of LINZESS in the U.S. for the year ended December 31, 2020. As discussed in Note 6 to the consolidated financial statements, the Company generates the majority of its revenue from a collaboration arrangement with AbbVie related to linaclotide (LINZESS). The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S., less commercial expenses, and presents the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable.

Auditing revenue recognition under the AbbVie collaboration is especially challenging and requires significant auditor judgment because complete and accurate information regarding net profits realized from sales of LINZESS in the U.S. and the costs incurred in selling it may not be available at the time the financial statements are prepared.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its collaboration revenue process. The Company maintains and operates a suite of controls over the Company’s evaluation of the completeness and accuracy of its quarterly reporting from AbbVie.

Our audit procedures included, among others, reviewing the Company’s contract with AbbVie, reviewing information provided by AbbVie, performing auditing procedures over gross sales and adjustments to arrive at net sales, cost of goods sold, and selling and marketing costs contributing to Ironwood’s share of net profits, and obtaining confirmation directly from AbbVie.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Boston, Massachusetts

February 17, 2021

Ironwood Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$362,564	$177,023
Accounts receivable, net	122,351	11,279
Related party accounts receivable, net	—	105,967
Inventory, net	—	648
Prepaid expenses and other current assets	9,189	10,685
Restricted cash	1,735	1,250
Total current assets	495,839	306,852
Restricted cash, net of current portion	485	971
Accounts receivable, net of current portion	23,401	32,597
Property and equipment, net	8,929	12,429
Operating lease right-of-use assets	16,576	17,743
Convertible note hedges	13,065	31,366
Other assets	943	790
Total assets	$559,238	$402,748
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$661	$3,978
Related party accounts payable, net	—	1,509
Accrued research and development costs	1,898	2,956
Accrued expenses and other current liabilities	26,486	30,465
Current portion of operating lease liabilities	3,128	1,146
Deferred revenue	—	875
Total current liabilities	32,173	40,929
Note hedge warrants	12,088	24,260
Convertible senior notes	430,256	407,994
Operating lease obligations, net of current portion	20,318	22,082
Other liabilities	1,763	734
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 160,616,675 shares issued and outstanding at December 31, 2020 and 500,000,000 shares authorized and 157,535,962 shares issued and outstanding at December 31, 2019	161	158
Additional paid-in capital	1,528,535	1,478,823
Accumulated deficit	(1,466,056)	(1,572,232)
Total stockholders’ equity (deficit)	62,640	(93,251)
Total liabilities and stockholders’ equity (deficit)	$559,238	$402,748

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Collaborative arrangements revenue	$381,545	$379,652	272,839
Product revenue, net	—	—	3,445
Sale of active pharmaceutical ingredient	7,978	48,761	70,355
Total revenues	389,523	428,413	346,639
Cost and expenses:
Cost of revenues, excluding amortization of acquired intangible assets	3,136	23,875	32,751
Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments	—	(3,530)	247
Research and development	88,062	115,044	101,060
Selling, general and administrative	140,003	172,450	219,676
Amortization of acquired intangible assets	—	—	8,111
Gain on fair value remeasurement of contingent consideration	—	—	(31,045)
Gain on lease modification	—	(3,169)	—
Restructuring expenses	15,382	3,620	14,715
Impairment of intangible assets	—	—	151,794
Total cost and expenses	246,583	308,290	497,309
Income (loss) from operations	142,940	120,123	(150,670)
Other (expense) income:
Interest expense	(29,478)	(36,602)	(37,724)
Interest and investment income	1,504	2,862	2,991
Gain (loss) on derivatives	(6,129)	3,023	(8,743)
Loss on extinguishment of debt	—	(30,977)	—
Other income	24	514	—
Other expense, net	(34,079)	(61,180)	(43,476)
Income (loss) from continuing operations, before income taxes	108,861	58,943	(194,146)
Income tax expense	2,685	—	—
Income (loss) from continuing operations	106,176	58,943	(194,146)
Loss from discontinued operations, net of income taxes	—	(37,438)	(88,222)
Net income (loss)	$106,176	$21,505	$(282,368)

Income (loss) per share from continuing operations, net of income taxes—basic	$0.67	$0.38	$(1.27)
Income (loss) per share from continuing operations, net of income taxes—diluted	$0.66	$0.38	$(1.27)
Loss per share from discontinued operations, net of income taxes—basic and diluted	$—	$(0.24)	$(0.58)
Net income (loss) per share—basic	$0.67	$0.14	$(1.85)
Net income (loss) per share—diluted	$0.66	$0.14	$(1.85)

Weighted average shares used in computing net income per share—basic:	159,427	156,023	152,634
Weighted average shares used in computing net income per share—diluted:	160,655	156,023	152,634

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$106,176	$21,505	$(282,368)
Other comprehensive income:
Unrealized gains on available-for-sale securities	—	—	79
Total other comprehensive income	—	—	79
Comprehensive income (loss)	$106,176	$21,505	$(282,289)

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		other	Total
	Common Stock		Common Stock		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity (deficit)
Balance at December 31, 2017	136,465,526	137	13,983,762	14	1,318,536	(1,308,760)	(79)	9,848
Issuance of common stock related to share-based awards and employee stock purchase plan	3,201,042	3	764,361	—	32,058	—	—	32,061
Conversion of Class B Common Stock to Class A Common Stock	14,748,123	14	(14,748,123)	(14)	—	—	—	—
Share-based compensation expense related to share-based awards to non-employees	—	—	—	—	—	—	—	—
Share-based compensation expense related to share-based awards to employees and employee stock purchase plan	—	—	—	—	44,009	—	—	44,009
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	79	79
Net loss	—	—	—	—	—	(282,368)	—	(282,368)
Balance at December 31, 2018	154,414,691	154	—	—	1,394,603	(1,591,128)	—	(196,371)
Issuance of common stock related to share-based awards and employee stock purchase plan, net of cancellations	3,121,271	4	—	—	13,597	—	—	13,601
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	—	—	32,331	—	—	32,331
Equity component of convertible senior notes	—	—	—	—	92,502	—	—	92,502
Equity component of issuance costs for convertible senior notes	—	—	—	—	(2,092)	—	—	(2,092)
Purchase of capped calls	—	—	—	—	(25,159)	—	—	(25,159)
Equity component of partial repurchase of 2022 Convertible Notes	—	—	—	—	(26,959)	—	—	(26,959)
Dividend of SGC business	—	—	—	—	—	(2,609)	—	(2,609)
Net income	—	—	—	—	—	21,505	—	21,505
Balance at December 31, 2019	157,535,962	$158	—	$—	$1,478,823	$(1,572,232)	$—	$(93,251)

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2019	157,535,962	158	1,478,823	(1,572,232)	(93,251)
Issuance of common stock related to share-based awards and employee stock purchase plan	3,080,713	3	18,537	—	18,540
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	31,175	—	31,175
Net income	—	—	—	106,176	106,176
Balance at December 31, 2020	160,616,675	$161	$1,528,535	$(1,466,056)	$62,640

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$106,176	$21,505	$(282,368)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,564	5,580	3,859
Amortization of acquired intangible assets	—	—	8,111
Impairment of intangible assets	—	—	151,794
Loss (gain) on disposal of property and equipment	470	146	(1,867)
Share-based compensation expense	31,175	31,278	40,526
Gain on lease modification	—	(3,169)	—
Change in fair value of note hedge warrants	(12,172)	16,232	(58,425)
Change in fair value of convertible note hedges	18,301	(19,255)	67,168
Write-down of commercial supply and inventory to net realizable value and (settlement) loss on non-cancellable purchase commitments	—	(3,530)	219
Write-down of excess non-cancellable ZURAMPIC and DUZALLO sample purchase commitments	—	—	390
Accretion of discount/premium on investment securities	—	—	(165)
Non-cash interest expense	22,263	19,590	17,601
Non-cash change in fair value of contingent consideration	—	—	(31,045)
Loss on extinguishment of debt	—	30,977	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	4,091	(68,893)	1,207
Inventory, net	648	—	(806)
Prepaid expenses and other current assets	1,515	(1,046)	(3,727)
Operating lease right-of-use assets	1,167	14,141	—
Other assets	(153)	159	702
Accounts payable, related party accounts payable and accrued expenses	(7,523)	(32,700)	2,678
Accrued research and development costs	(1,058)	(483)	542
Operating lease liabilities	218	(12,046)	—
Deferred revenue	(875)	875	—
Deferred rent	—	—	916
Other liabilities	1,029	—	—
Net cash provided by (used in) continuing operating activities	168,836	(639)	(82,690)
Net cash provided by discontinued operating activities	—	11,364	11,808
Net cash provided by (used in) operating activities	168,836	10,725	(70,882)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	—	(3,241)
Sales and maturities of available-for-sale securities	—	—	99,165
Purchases of property and equipment	(1,842)	(7,189)	(351)
Proceeds from sale of property and equipment	—	268	1,563
Net cash (used in) provided by continuing investing activities	(1,842)	(6,921)	97,136
Net cash used in discontinued investing activities	—	(4,223)	(8,270)
Net cash (used in) provided by investing activities	(1,842)	(11,144)	88,866
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	400,000	—
Purchase of capped calls	—	(25,159)	—
Proceeds from partial termination of convertible note hedges and note hedge warrants	—	3,174	—
Costs associated with issuance of convertible senior notes	—	(9,048)	—
Proceeds from exercise of stock options and employee stock purchase plan	18,546	13,595	32,061
Payments on capital lease obligations	—	—	(1,824)
Payments for partial repurchase of 2022 Convertible Notes	—	(227,338)	—
Payments on 8.375% Notes due 2026	—	(156,409)	—
Payments on contingent purchase price consideration	—	—	(165)
Net cash provided by (used in) continuing financing activities	18,546	(1,185)	30,072
Net cash used in discontinued financing activities	—	—	—
Net cash provided by (used in) financing activities	18,546	(1,185)	30,072
Net increase (decrease) in cash, cash equivalents and restricted cash	185,540	(1,604)	48,056
Cash, cash equivalents and restricted cash, beginning of period	179,244	180,848	132,792
Cash, cash equivalents and restricted cash, end of period	$364,784	$179,244	$180,848

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets

Cash and cash equivalents	$362,564	$177,023	$173,172
Restricted cash	2,220	2,221	7,676
Total cash, cash equivalents, and restricted cash	$364,784	$179,244	$180,848

Supplemental cash flow disclosure:
Cash paid for interest	$7,216	$17,584	$18,235
Cash paid for income taxes	$1,848	$—	$—
Non-cash investing and financing activities
Purchases under capital leases	$—	$—	$664
Extinguishment of capital leases	$—	$—	$2,687
Recognition of asset retirement obligation	$—	$486	$—
Fixed asset purchases in accounts payable and accrued expenses	$—	$1,282	$439

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (“Ironwood” or the “Company”) is a gastrointestinal (“GI”) healthcare company dedicated to advancing the treatment of GI diseases and redefining the standard of care for GI patients. The Company is focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging its demonstrated expertise and capabilities in GI diseases.

LINZESS® (linaclotide), the Company’s commercial product, is the first product approved by the United States Food and Drug Administration (the “U.S. FDA”) in a class of GI medicines called guanylate cyclase type C agonists and is indicated for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”). LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States (the “U.S.”) and Mexico and to adult men and women suffering from IBS-C in Japan and China. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada and to adult men and women suffering from IBS-C in certain European countries.

The Company has strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world. The Company and its partner, AbbVie Inc. (together with its affiliates, “AbbVie”) (successor to Allergan plc (together with its affiliates), “Allergan”), began commercializing LINZESS in the U.S. in December 2012. Under the Company’s collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between the Company and AbbVie. AbbVie also has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China (including Hong Kong and Macau), Japan and the countries and territories of North America (the “AbbVie License Territory”). On a country-by-country and product-by-product basis in the AbbVie License Territory, AbbVie pays the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, AbbVie has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adults with chronic constipation in Japan. In August 2019, the Company amended and restated its license agreement with Astellas. Effective in 2020, Company is no longer responsible for the supply of linaclotide active pharmaceutical ingredient (“API”) to Astellas (Note 6).

In October 2012, the Company and AstraZeneca AB (together with its affiliates) (“AstraZeneca”) entered into a collaboration agreement to co-develop and co-commercialize linaclotide in China (including Hong Kong and Macau) (the “AstraZeneca License Territory”). In September 2019, the Company amended and restated its existing collaboration agreement with AstraZeneca whereby AstraZeneca obtained the exclusive right to develop, manufacture, and commercialize products containing linaclotide in the AstraZeneca License Territory (Note 6). In November 2019, AstraZeneca began commercializing LINZESS for the treatment of adults with IBS-C in China.

The Company and AbbVie are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In September 2020, based on the Phase IIIb data demonstrating efficacy and safety of LINZESS 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort in adult patients with IBS-C, the U.S. FDA approved the Company’s Supplemental New Drug Application to include a more comprehensive description of the effects of LINZESS in its approved label. In June 2020 and July 2020, the United States Patent and Trademark Office granted patents covering the formulation of the 72 mcg dose of LINZESS and methods of using the formulation, respectively. The patents are expected to expire in 2031.

The Company and AbbVie were developing MD-7246, a delayed release formulation of linaclotide. In May 2020, the Company and AbbVie announced top-line data from a Phase II trial evaluating MD-7246 in adult patients with abdominal pain associated with irritable bowel syndrome with diarrhea. The Phase II trial did not meet its primary or key secondary endpoints. Based on these findings, the Company and AbbVie discontinued the development of MD-7246.

The Company was developing IW-3718, a gastric retentive formulation of a bile acid sequestrant, in a Phase III program. In September 2020, the Company announced that one of its two identical Phase III trials for the potential treatment of refractory gastroesophageal reflux disease (“refractory GERD”) did not meet the pre-specified criteria associated with a planned early efficacy assessment. Based on these findings, the Company is discontinuing development of IW-3718. In connection with this decision, the Company reduced its workforce by approximately 100 full-time employees. This workforce reduction affected both field-based and home-office employees, including the relevant general and administrative support functions. The Company substantially completed the reduction in its workforce in the fourth quarter of 2020 (Note 18).

Additionally, the Company periodically enters into co-promotion agreements to bolster its salesforce productivity. In August 2019, the Company entered into a disease education and promotional agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”) for Alnylam’s GIVLAARI® (givosiran) for the treatment of acute hepatic porphyria (“AHP”). Under the agreement, the Company performs disease awareness activities related to AHP and sales detailing activities of GIVLAARI.

These and other agreements are more fully described in Note 6, Collaboration, License, Co-Promotion and Other Commercial Agreements, to these consolidated financial statements.

On April 1, 2019, Ironwood completed the separation (the “Separation”) of its soluble guanylate cyclase (“sGC”) business, and certain other assets and liabilities, into Cyclerion Therapeutics, Inc (“Cyclerion”). The Separation was effected by means of a distribution of all of the outstanding shares of common stock, with no par value, of Cyclerion through a dividend of all outstanding shares of Cyclerion’s common stock, to Ironwood’s stockholders of record as of the close of business on March 19, 2019 (Note 3).

The Company was incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, the Company changed its name to Ironwood Pharmaceuticals, Inc. To date, the Company has dedicated a majority of its activities to the research, development and commercialization of linaclotide, as well as to the research and development of its other product candidates. Prior to the year ended December 31, 2019, the Company incurred net losses in each year since its inception in 1998. For the years ended December 31, 2020 and 2019, the Company recorded net income of approximately $106.2 million and approximately $21.5 million, respectively. As of December 31, 2020, the Company had an accumulated deficit of approximately $1.5 billion.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries, as of December 31, 2020, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. Cyclerion was a wholly-owned subsidiary until it became an independent publicly-traded company on April 1, 2019. All intercompany transactions and balances are eliminated in consolidation.

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

Discontinued Operations

The Company determined that its sGC business, which was disposed on April 1, 2019, met the criteria for classification as a discontinued operation in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations (“ASC 205-20”). Accordingly, the accompanying consolidated financial statements as of and for the year ended December 31, 2019 and all prior periods present the balance sheet, operations, and cash flows associated with the sGC business as discontinued operations. For additional information related to discontinued operations, refer to Note 3, Cyclerion Separation, to these consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the consolidated financial statements include those related to revenue recognition; accounts receivable; inventory valuation and related reserves; useful lives of long-lived assets, impairment of long-lived assets, including its acquired intangible assets and goodwill; valuation procedures for right-of-use assets and operating lease liabilities; valuation procedures for the issuance and repurchase of convertible notes; balance sheet classification of convertible notes; valuation of assets and liabilities held for disposition and losses related to discontinued operations; fair value of derivatives; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds, U.S. government-sponsored securities, and repurchase agreements. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $349.0 million and approximately $177.0 million at December 31, 2020 and 2019, respectively.

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s facility lease and vehicle lease agreements, in the amount of approximately $2.2 million as of December 31, 2020 and 2019. The Company records as restricted cash the collateral used to secure these letters of credit. The amount of restricted cash included in current assets and non-current assets was approximately $1.7 million and $0.5 million at December 31, 2020, respectively. The amount of restricted cash in current assets and non-current assets was approximately $1.2 million and $1.0 million at December 31, 2019, respectively.

Concentrations of Suppliers

The Company relies on its collaboration partners and their suppliers to manufacture linaclotide API, linaclotide finished drug product, and finished goods.

If any of the Company’s collaboration partners and their suppliers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time production could be delayed. Such delays could have a material adverse effect on the Company’s business, financial position and results of operations.

Accounts Receivable and Related Valuation Account

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables relate primarily to amounts reimbursed under its collaboration, license and co-promotion agreements. The Company believes that credit risks associated with these partners are not significant. The Company reviews the need for an allowance for credit losses for its receivables based on various factors including payment history and historical bad debt experience. The Company had no allowance for credit losses as of December 31, 2020 or 2019.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and the Company believes that such funds are subject to minimal credit risk. The Company has adopted an investment policy which limits the amounts the Company may invest in certain types of investments, and requires all investments held by the Company to be at least AA- rated, thereby reducing credit risk exposure.

Accounts receivable primarily consist of amounts due under the linaclotide collaboration agreement with AbbVie for North America (Note 6). The Company does not obtain collateral for its accounts receivable. The Company previously reflected amounts due from Allergan, net of amounts payable to Allergan, prior to its acquisition by AbbVie as related party accounts receivable, net. Following the acquisition of Allergan by AbbVie, the Company determined that AbbVie is not a related party to the Company (Note 17).

The percentages of revenue recognized from significant collaborative partners of the Company in the years ended December 31, 2020, 2019 and 2018 as well as the account receivable balances, net of any payables due, at December 31, 2020 and 2019 are included in the following table:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2020	2019	2020	2019	2018
Collaborative Partner:
AbbVie (North America and Europe)	76%	90%	96%	78%	77%
Astellas (Japan)	1%	8%	1%	13%	20%

For the years ended December 31, 2020, 2019 and 2018, no additional customers accounted for more than 10% of the Company’s revenue.

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

Income Taxes

The Company provides for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

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

Financing Costs

Financing costs include costs directly attributable to the Company’s offerings of its equity securities and its debt financings. Costs attributable to equity offerings are charged as a reduction to stockholders’ equity against the proceeds of the offering once the offering is completed. Costs attributable to debt financings are deferred and amortized to interest expense over the term of the debt using the effective interest method. Costs incurred in connection with convertible debt securities are allocated between the liability and equity components. In accordance with ASC 835, Interest, the Company presents debt issuance costs on the balance sheet as a direct deduction from the associated debt liability.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the optional transition method. The adoption of ASC 842 represented a change in accounting principle that aimed to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for both operating and finance leases. In addition, the standard required enhanced disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases.

As part of the ASC 842 adoption, the Company elected certain practical expedients, which include:

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

The Company’s lease portfolio for the year ended December 31, 2020 included: a lease for its headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment. The Company determines if an arrangement is a lease at the inception of the contract. The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s consolidated balance sheets. As of December 31, 2020, the Company did not record any finance leases.

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

Derivative Assets and Liabilities

In June 2015, the Company issued 2.25% Convertible Senior Notes due June 15, 2022 (the “2022 Convertible Notes”) and in August 2019, the Company issued 0.75% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”) and 1.50% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”) (together with the “2022 Convertible Notes” and the “2024 Convertible Notes”, the “Convertible Senior Notes”). In June 2015, in connection with the issuance of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”). Concurrently with entering into the Convertible Note Hedges, the Company also entered into certain warrant transactions in which it sold note hedge warrants (the “Note Hedge Warrants”) to the Convertible

Note Hedge counterparties to acquire shares of the Company’s Class A Common Stock, subject to customary anti-dilution adjustments (Note 11). In connection with the partial repurchase of the 2022 Convertible Notes in August 2019, the Company terminated its Convertible Note Hedges and Note Hedge Warrants proportionately. These instruments are derivative financial instruments under ASC Topic 815, Derivatives and Hedging (“ASC 815”).

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

Revenue Recognition

The Company’s revenues are generated primarily through collaborative arrangements and license agreements related to the research and development and commercialization of linaclotide, as well as co-promotion arrangements in the U.S. The terms of the collaborative research and development, license, co-promotion and other agreements contain multiple performance obligations which may include (i) licenses, (ii) research and development activities, including participation on joint steering committees, (iii) the manufacture of finished drug product, API, or development materials for a partner, which are reimbursed at a contractually determined rate, and (iv) education or co-promotion activities by the Company’s clinical sales specialists. Non-refundable payments to the Company under these agreements may include (i) up-front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API, or development materials, (iv) payments based upon the achievement of certain milestones, (v) payments for sales detailing, promotional support services and medical education initiatives, and (vi) royalties on product sales. The Company receives its share of the net profits or bears its share of the net losses from the sale of linaclotide in the U.S. through its collaboration agreement with AbbVie for North America. The Company has adopted a policy to recognize revenue net of tax withholdings, as applicable.

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

For agreements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue when the related sales occur.

Net Profit or Net Loss Sharing

In accordance with ASC 808 Topic, Collaborative Arrangements (“ASC 808”), the Company considers the nature and contractual terms of the arrangement and the nature of the Company’s business operations to determine the classification of payments under the Company’s collaboration agreements. While ASC 808 provides guidance on classification, the standard is silent on matters of separation, initial measurement, and recognition. Therefore, the Company applies the separation, initial measurement, and recognition principles of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), as applicable.

The Company’s collaborative arrangements revenues generated from sales of LINZESS in the U.S. are considered akin to sales-based royalties. In accordance with the sales-based royalty exception, the Company recognizes its share of the pre-tax commercial net profit or net loss generated from the sales of LINZESS in the U.S. in the period the product sales are earned, as reported by AbbVie, and related cost of goods sold and selling, general and administrative expenses as incurred by the Company and AbbVie. These amounts are partially determined based on amounts provided by AbbVie and involve the use of estimates and judgments, such as product sales allowances and accruals related to prompt payment discounts, chargebacks, governmental and contractual rebates, wholesaler fees, product returns, and co-payment assistance costs, which could be adjusted based on actual results in the future. The Company is highly dependent on AbbVie for timely and accurate information regarding net revenues from sales of LINZESS in the U.S. in accordance with both ASC 808 and ASC 606, and the related costs, in order to accurately report its results of operations. If the Company does not receive timely and accurate information or incorrectly estimates activity levels associated with the collaboration at a given point in time, the Company could be required to record adjustments in future periods.

In accordance with ASC 606-10-55, Principal Agent Considerations, the Company records revenue transactions as net product revenue in its consolidated statements of operations if it is deemed the principal in the transaction, which includes being the primary obligor, retaining inventory risk, and control over pricing. Given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with AbbVie for North America, it records its share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis and presents the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. The Company and AbbVie settle the cost sharing quarterly such that the Company’s statements of operations reflect 50% of the pre-tax net profit or loss generated from sales of LINZESS in the U.S.

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

Sale of Active Pharmaceutical Ingredient

During the years ended December 31, 2020, 2019, and 2018, the Company produced linaclotide API, finished drug product, finished goods, and/or development materials for certain of its partners. As of December 31, 2020, the Company is no longer responsible for the supply of linaclotide API, finished drug product, finished goods or development materials to its partners.

As it relates to development materials and API produced for Astellas, the Company was reimbursed at a contracted rate. Such reimbursements were considered as part of revenue generated pursuant to the Astellas license agreement and are presented as collaborative arrangements revenue. Any linaclotide API, finished drug product, finished goods, and development materials AbbVie is responsible for producing for the U.S. are recognized in accordance with the cost-sharing provisions of the collaboration agreement with AbbVie for North America. Prior to the execution of the Amended AstraZeneca Agreement in September 2019, any linaclotide API, finished drug product, and development materials produced for AstraZeneca for China (including Hong Kong and Macau) were recognized in accordance with the cost-sharing provisions of the AstraZeneca collaboration agreement.

The Company recognized revenue on linaclotide API, finished drug product, finished goods, and development materials when control has transferred to the partner, which generally occurs upon shipment after the material passed all quality testing required for acceptance by the partner.

Other

The Company’s deferred revenue balance consists of advance billings and payments received from customers in excess of revenue recognized.

Cost of Revenues

Cost of revenues includes cost related to the sales of linaclotide API and finished drug product, as well as the cost of product revenue related to sales of the Lesinurad Products in the U.S. Cost related to the sales of linaclotide API, finished drug product, and finished goods are generally recognized upon shipment to certain of the Company’s partners outside of the U.S. The Company’s cost of revenues for linaclotide consists of the internal and external costs of producing such API and finished drug product. Cost of product revenue related to the sales of the Lesinurad Products in the U.S. includes the cost of producing finished goods that correspond with product revenue for the reporting period, such as third-party supply and overhead costs, as well as certain period costs related to freight, packaging, stability and quality testing, and customer acquisition.

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

The Company has certain collaboration agreements pursuant to which it shares or has shared research and development expenses related to linaclotide. The Company records expenses incurred under such linaclotide collaboration arrangements as research and development expense. Prior to the execution of the Amended AstraZeneca Agreement in September 2019, under the Company’s collaboration agreement with AstraZeneca for China (including Hong Kong and Macau), the Company was reimbursed for certain research and development expenses and it netted these reimbursements against its research and development expenses as incurred. In connection with the execution of the Amended AstraZeneca Agreement, AstraZeneca is fully responsible for all research and development costs incurred related to the development, manufacture, and commercialization of linaclotide in China (including Hong Kong and Macau). Under the Company’s collaboration agreement with AbbVie for North America, the Company is reimbursed for certain research and development expenses and nets these reimbursements against its research and development expenses as incurred. Amounts owed to AbbVie or AstraZeneca under the Company’s respective collaboration agreements were recorded as incremental research and development expense.

Restructuring Expenses

Restructuring expenses are comprised primarily of costs associated with exit and disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and include one-time termination benefits and contract-related costs. Such costs are based on estimates of fair value in the period liabilities are incurred. The Company evaluates and adjusts these costs for changes in circumstances as additional information becomes available.

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

Prior to the execution of the Amended AstraZeneca Agreement, the Company was reimbursed for certain selling, general and administrative expenses and the Company netted these reimbursements against the Company’s selling, general and administrative expenses as incurred. In connection with the Amended AstraZeneca Agreement, effective in September 2019, AstraZeneca will be fully responsible for all costs related to the development, manufacture, and commercialization of linaclotide in China (including Hong Kong and Macau). The Company includes AbbVie’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and presents the net payment to or from AbbVie as collaboration expense or collaborative arrangements revenue, respectively.

Share-Based Compensation Expense

The Company grants awards under its share-based compensation programs, including stock awards, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) (including both time-based and performance-based RSUs), stock options, and shares issued under the Company’s employee stock purchase plan (“ESPP”). Share-based compensation is recognized as expense in the consolidated statements of operations based on the grant date fair value over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures over the requisite service period using historical forfeiture activity and records share-based compensation expense only for those awards that are expected to vest.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility and expected term, among others. The fair value of stock awards, RSAs, and RSUs is based on the market value of the Company’s Class A Common Stock on the date of grant, with the exception of performance-based RSUs with market conditions, which are measured using the Monte Carlo simulation method on the date of grant (Note 14). Discounted stock purchases under the Company’s ESPP are valued on the first date of the offering period using the Black-Scholes option-pricing model to compute the fair value of the lookback provision plus the purchase discount.

For awards that vest based on service conditions and market conditions, the Company uses a straight-line method to recognize compensation expense over the respective service period. For awards that contain performance conditions, the Company determines the appropriate amount to expense at each reporting date based on the anticipated achievement of performance targets, which requires judgement, including forecasting the achievement of future specified targets. At the date performance conditions are determined to be probable of achievement, the Company records a cumulative expense catch-up, with remaining expense amortized over the remaining service period. Throughout the performance period, the Company re-assesses the estimated performance and updates the number of performance-based awards that it believes will ultimately vest. Discounted stock purchases under the Company’s ESPP are recognized over the offering period.

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

Patent Costs

The Company incurred and recorded as operating expense legal and other fees related to patents of approximately $2.3 million, approximately $7.8 million, and approximately $5.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs were charged to selling, general and administrative expenses as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to net income (loss), diluted net income (loss) per common share is computed assuming the conversion of the 2022 Convertible Notes, the 2024 Convertible Notes and the 2026 Convertible Notes, the exercise of outstanding common stock options and the vesting of RSUs and RSAs (using the treasury stock method), as well as their related income tax effects.

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

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2020, but prior to the filing of the financial statements with the Securities and Exchange Commission (“SEC”) to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the year ended December 31, 2020 that had a material effect on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changed how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies are required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Date, ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) to provide additional guidance on the adoption of ASU 2016-13. Early adoption was permitted. The Company adopted these ASUs during the three months ended March 31, 2020. The adoption of these ASUs did not have a material impact on the Company’s financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) (“ASU 2017-04”) to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test and to eliminate the required quantitative analysis for reporting units with negative carrying value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption was permitted. The Company adopted ASU 2017-04 during the three months ended March 31, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”) which amends the disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-13 during the three months ended March 31, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial statement disclosures.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under ASU 2020-06, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated under previously existing guidance. The new guidance also requires the if-converted method to be applied for all convertible instruments. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2020-06 may have on the Company’s financial position and results of operation.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.

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

The employee matters agreement, dated as of March 30, 2019, allocates assets, liabilities and responsibilities relating to the employment, compensation, and employee benefits of Ironwood and Cyclerion employees, and other related matters in connection with the Separation, including the treatment of outstanding Ironwood incentive equity awards. Pursuant to the employee matters agreement, the outstanding Ironwood equity awards held by Cyclerion and Ironwood employees were adjusted in connection with the Separation, with the intent to maintain, immediately following the Separation, the economic value of the awards. No incremental stock-based compensation expense related to the Separation-related adjustments was recognized during the year ended December 31, 2019 (Note 14).

Additionally, the Company entered into two transition services agreements and a development agreement with Cyclerion.

Pursuant to the transition service agreements, the Company was obligated to provide and was entitled to receive certain transition services related to corporate functions, such as finance, procurement, facilities and development. As of December 31, 2020, both transition service agreements had terminated. Amounts received for services provided to Cyclerion were recorded as other income and amounts paid for services provided by Cyclerion were recorded as selling, general and administrative expense and research and development expense, as applicable. During the years ended December 31, 2020 and 2019, the Company recorded an insignificant amount and approximately $0.3 million, respectively, as other income for services provided to Cyclerion. During each of the years ended December 31, 2020 and 2019, the Company recorded an insignificant amount in both selling, general and administrative expense and research and development expense for services provided by Cyclerion, respectively.

Pursuant to the development agreement, Cyclerion is obligated to provide the Company with certain research and development services with respect to certain of Ironwood’s products and product candidates for an initial period of two years, unless earlier terminated or extended. Such research and development activities are governed by a joint steering committee comprised of representatives from both Cyclerion and Ironwood. Services received are paid at a mutually agreed upon rate. The Company recorded approximately $2.3 million and $4.5 million in research and development expenses under the development agreement during the years ended December 31, 2020 and 2019, respectively. The Company had an insignificant amount and approximately $1.5 million of accounts payable due to Cyclerion as of December 31, 2020 and 2019, respectively.

Discontinued Operations

Upon the Separation, the Company determined its sGC business qualified for discontinued operations accounting treatment in accordance with ASC 205-20. There were no discontinued operations during year ended December 31, 2020. The following is a summary of expenses of Cyclerion classified as discontinued operations for years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Costs and expenses:
Research and development	$21,792	$65,443
Selling, general and administrative	15,646	21,615
Restructuring expenses	—	1,164
Net loss from discontinued operations	$37,438	$88,222

There were no assets or liabilities related to discontinued operations as of either December 31, 2020 or December 31, 2019, as all balances were transferred to Cyclerion upon Separation.

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$106,176	$21,505	$(282,368)
Denominator:
Weighted average number of common shares outstanding used in net income (loss) per share — basic	159,427	156,023	152,634
Effect of dilutive securities:
Stock options	367	—	—
Time-based restricted stock units	766	—	—
Performance-based restricted stock units	1	—	—
Restricted stock	94	—	—
Dilutive potential common shares
Weighted average number of common shares outstanding used in net income (loss) per share — diluted	160,655	156,023	152,634
Net income (loss) per share — basic	0.67	0.14	(1.85)
Net income (loss) per share — diluted	$0.66	$0.14	$(1.85)

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	11,746	17,194	20,457
Restricted stock awards	2	182	65
Time-based restricted stock units	209	3,207	3,058
Performance-based restricted stock units	93	—	—
Note Hedge Warrants	8,318	8,318	20,250
2022 Convertible Notes	8,318	8,318	20,250
2024 Convertible Notes	14,934	14,934	—
2026 Convertible Notes	14,934	14,934	—
	58,554	67,087	64,080

The potentially dilutive impact of the 2022 Convertible Notes, 2024 Convertible Notes and 2026 Convertible notes (together, the “Convertible Senior Notes”) (Note 11) is determined using the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Convertible Senior Notes because the Company has the intent and ability to settle the Convertible Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted net income (loss) per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net income (loss) per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s Class A Common Stock during the reporting period is in excess of the conversion price of the Convertible Senior Notes. There was no calculated spread added to the denominator for the years ended December 31, 2020, 2019, or 2018.

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

The Company tests its goodwill for impairment annually as of October 1st, or more frequently if events or changes in circumstances indicate an impairment may have occurred (Note 2). There were no impairments of goodwill during the years ended December 31, 2020, 2019, and 2018.

6. Collaboration, License, Co-Promotion and Other Commercial Agreements

For the year ended December 31, 2020, the Company had linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The Company also had an agreement with Alnylam to perform disease awareness activities for AHP and sales detailing activities for GIVLAARI. The following table provides amounts included in the Company’s consolidated statements of operations as collaborative arrangements revenue and sale of API primarily attributable to transactions from these arrangements (in thousands):

	Year Ended December 31,
Collaborative Arrangements Revenue	2020	2019	2018
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$370,902	$327,591	$266,177
AbbVie (Europe and other)	2,196	1,718	1,146
AstraZeneca (China, including Hong Kong and Macau)	682	32,628	—
Astellas (Japan)	2,128	10,147	—
Co-Promotion and Other Agreements:
AbbVie (VIBERZI)(1)	—	3,723	4,290
Alnylam (GIVLAARI)	4,302	2,000	—
Other	1,335	1,845	1,226
Total collaborative arrangements revenue	$381,545	$379,652	$272,839
Sale of API
Linaclotide Agreements:
Astellas (Japan)	$2,017	$45,788	$69,599
AstraZeneca (China, including Hong Kong and Macau)	5,540	2,973	—
Other	421	—	756
Total sale of API	$7,978	$48,761	$70,355
(1)	The Company had an agreement with AbbVie to perform sales detailing activities for VIBERZI® (eluxadoline) which terminated as of December 31, 2019.

Accounts receivable, net, included approximately $145.8 million primarily related to collaborative arrangements revenue and sale of API, collectively, as of December 31, 2020, including approximately $110.9 million of accounts receivable, net, which includes approximately $4.3 million of accounts payable from the Company’s partner, AbbVie. Accounts receivable, net, included approximately $43.9 million related to collaborative arrangements revenue and sale of API, collectively, as of December 31, 2019.

The Company previously reflected amounts due from Allergan prior to its acquisition by AbbVie in May 2020 as related party accounts receivable. As of December 31, 2019, related party accounts receivable, net, included approximately $110.1 million related to collaborative arrangements revenue, net of approximately $4.1 million of related party accounts payable. Following acquisition of Allergan by AbbVie, the Company determined that AbbVie is not a related party to the Company (Note 17).

At December 31, 2019, deferred revenue was approximately $0.9 million related to the disease education and promotional agreement with Alnylam. At December 31, 2020, no deferred revenue was recorded.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the years ended December 31, 2020, 2019, or 2018.

Linaclotide Agreements

Collaboration Agreement for North America with AbbVie

In September 2007, the Company entered into a collaboration agreement with AbbVie to develop and commercialize linaclotide for the treatment of IBS-C, CIC, and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with AbbVie all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. AbbVie is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. At December 31, 2019, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $80.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur, and the associated constraints have been lifted.

During the years ended December 31, 2020, 2019 and 2018, the Company incurred approximately $20.1 million, approximately $37.6 million, and approximately $39.2 million in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred approximately $5.6 million during the year ended December 31, 2020, and offset approximately $7.2 million and approximately $9.0 million in research and development costs during the years ended December 31, 2019 and 2018, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The Company evaluated its collaboration arrangement for North America with AbbVie and concluded that all development-period performance obligations had been satisfied as of September 2012. However, the Company has determined that there are three remaining commercial-period performance obligations, which include the sales detailing of LINZESS, participation in the joint commercialization committee, and approved additional trials. The consideration remaining includes cost reimbursements in the U.S., as well as commercial sales-based milestones and net profit and loss sharing payments based on net sales in the U.S. Additionally, the Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Royalties, commercial sales-based milestones, and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, as these payments relate predominately to the license granted to AbbVie. The Company records royalty revenue in the period earned based on royalty reports from its partner, if available, or based on the projected sales and historical trends. The cost reimbursements received from AbbVie during the commercialization period will be recognized as earned in accordance with the right-to-invoice practical expedient, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

Under the Company’s collaboration agreement with AbbVie for North America, LINZESS net sales are calculated and recorded by AbbVie and include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions, as noted above. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis less commercial expenses, and presents the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. This treatment is in accordance with the Company’s revenue recognition policy, given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with AbbVie for North America. The Company relies on AbbVie to provide accurate and complete information related to net sales of LINZESS in accordance with U.S. generally accepted accounting principles in order to calculate its settlement payments to and from AbbVie and record collaboration expense or collaborative arrangements revenue, as applicable.

From time to time, in accordance with the terms of the collaboration with AbbVie for North America, the Company engages an independent certified public accounting firm to review the accuracy of the financial reporting from AbbVie to the Company. In connection with such a review during the three months ended September 30, 2018, AbbVie reported to the Company an approximately $59.3 million negative adjustment to LINZESS net sales. The adjustment related to the cumulative difference between certain previously estimated LINZESS gross-to-net sales reserves and allowances made by AbbVie during the years ended December 31, 2015, 2016 and 2017, and subsequent actual payments made. This adjustment was primarily associated with estimated governmental and contractual rebates, as reported by AbbVie. Upon receiving this information from AbbVie, the Company recorded a change in accounting estimate to reduce collaborative arrangements revenue by approximately $29.7 million during the three months ended September 30, 2018 related to the Company’s share of this adjustment. In addition, during the three months ended December 31, 2018, AbbVie reported to the Company a true-up of approximately $0.2 million related to the previously reported adjustment for the cumulative difference between certain previously estimated LINZESS gross-to-net sales reserves and allowances.

The Company recognized collaborative arrangements revenue from the AbbVie collaboration agreement for North America during the years ended December 31, 2020, 2019, and 2018 as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$368,603	$325,429	$264,243
Royalty revenue	2,299	2,162	1,934
Total collaborative arrangements revenue	$370,902	$327,591	$266,177

The collaborative arrangements revenue recognized in the years ended December 31, 2020, 2019, and 2018 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents the amounts recorded by the Company for commercial efforts related to LINZESS in the U.S. in the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Ironwood's collaborative arrangement revenue	$368,603	$325,429	$264,243
Selling, general and administrative costs incurred by the Company(1)	(39,312)	(38,123)	(42,435)
Ironwood's share of net profits(2)	$329,291	$287,306	$221,808

(1)	Includes Ironwood’s selling, general and administrative expenses attributable to the cost-sharing arrangement with AbbVie. Excludes approximately $0.6 million, approximately $2.4 million, and approximately $2.2 million for the years ended December 31, 2020, 2019, and 2018 respectively, related to patent prosecution and patent litigation costs recognized in connection with the collaboration agreement with AbbVie.
(2)	Ironwood has recalculated its share of net profit on sales of LINZESS in the U.S. to conform with AbbVie’s recast of historically reported LINZESS U.S. net sales (previously reported by Allergan).

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized approximately $2.3 million, approximately $2.2 million, and approximately $1.9 million of combined royalty revenues from Canada and Mexico during the years ended December 31, 2020, 2019, and 2018, respectively.

License Agreement with AbbVie (All countries other than the countries and territories of North America, China (including Hong Kong and Macau), and Japan)

In April 2009, the Company entered into a license agreement with Almirall, S.A. (“Almirall”) to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions (the “European License Agreement”). In accordance with the European License Agreement, the Company granted Almirall a right to access its U.S. Phase III clinical trial data for the purposes of supporting European regulatory approval. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to AbbVie.

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

In evaluating the terms of the European License Agreement, as amended, the Company determined that there are no remaining performance obligations as of September 2012. However, the Company continues to be eligible to receive consideration in the form of commercial launch milestones, sales-based milestones, and royalties.

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

The Company recognized approximately $2.2 million, approximately $1.7 million and approximately $1.1 million of royalty revenue from the Amended European License Agreement during the years ended December 31, 2020, 2019, and 2018, respectively.

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

During the years ended December 31, 2019 and 2018, the Company recognized revenue of approximately $27.5 million and approximately $69.6 million, respectively, from the sale of API to Astellas under the 2009 License Agreement with Astellas and the Astellas Commercial Supply Agreement. The royalties on sales of LINZESS in Japan did not exceed the transfer price of API sold and other contractual deductions during each of the periods presented.

In August 2019, the Company and Astellas amended and restated the 2009 License Agreement with Astellas (the “Amended Astellas License Agreement”). This amendment to the 2009 License Agreement with Astellas was accounted for as a separate contract. Under the terms of the Amended Astellas License Agreement, the Company is no longer responsible for the supply of linaclotide API to Astellas, and Astellas assumed responsibility for its own supply of linaclotide API in Japan in 2020.

In connection with the execution of the Amended Astellas License Agreement, Astellas paid the Company a non-refundable, upfront payment of $10.0 million in August 2019. Further, Astellas, in lieu of the royalty payment terms set forth in the 2009 License Agreement with Astellas, pays royalties to the Company at rates beginning in the mid-single digit percent and escalating to low-double-digit percent, based on aggregate annual net sales in Japan of products containing linaclotide API. These royalty payments are subject to reduction following the expiration of certain licensed patents and the occurrence of generic competition in Japan. The Company continued to supply linaclotide API for Japan during 2019 and 2020 at a contractually defined rate. Additionally, Astellas reimbursed the Company for the Company’s performance of adverse event reporting services at a fixed monthly rate until such services were terminated in February 2020.

The Company identified the following performance obligations under the Amended Astellas License Agreement:

●	delivery of the expanded license of intellectual property, including the applicable manufacturing know-how;
●	obligation to supply linaclotide API for 2019; and
●	adverse event reporting services.

The Company allocated the $10.0 million upfront payment to the delivery of the expanded license of intellectual property and recognized it as collaborative arrangements revenue at contract inception. The Company allocated the approximately $20.4 million in remaining purchase orders for API to the obligation to supply linaclotide API to Astellas for 2019. Consideration for the supply of linaclotide API is recognized over the performance period as linaclotide API is shipped to Astellas. Consideration allocated to the adverse event reporting services is recognized as such services are provided over the performance period based on the amount to which the Company has a right to invoice.

Royalties on sales of LINZESS in Japan relate predominantly to the license granted to Astellas. Accordingly, the Company applies the sales-based royalty exception and records royalties on sales of LINZESS in Japan in the period earned based on royalty reports from its partner, if available, or the projected sales and historical trends.

The Company recognized $10.0 million in collaborative arrangements revenue during the year ended December 31, 2019 related to the upfront fee associated with the execution of the Amended Astellas License Agreement. The Company recognized approximately $2.0 million and approximately $18.3 million from the sale of API to Astellas under the Amended License Agreement during the years ended December 31, 2020 and 2019, respectively. The Company recognized approximately $2.1 million of royalty revenue during the year ended December 31, 2020. The Company recognized an insignificant amount of collaborative arrangements revenue related to adverse event reporting services in each of the years ended December 31, 2020 and 2019.

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

Under the Amended AstraZeneca Agreement, the Company is entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $10.0 million was received in January 2021. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets and will be required to pay tiered royalties to the Company at rates beginning in the mid-single-digit percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the AstraZeneca License Territory. In connection with the Amended AstraZeneca Agreement, the Company and AstraZeneca entered into a transition services agreement (“AstraZeneca TSA”) and an amended commercial supply agreement (“AstraZeneca CSA”). Under the terms of the AstraZeneca TSA, the Company will provide certain regulatory and administrative services for a term of approximately two years from the date of execution, unless earlier terminated or extended. Services performed are paid at a mutually agreed upon rate. Amounts for AstraZeneca TSA services are recorded as collaborative arrangements revenue. Under the terms of the AstraZeneca CSA, the Company supplied linaclotide API, finished drug product and finished goods for the Licensed Territory through March 31, 2020 at predetermined rates.

The Company evaluated the Amended AstraZeneca Agreement and determined that it would be accounted for as a separate contract because it adds a distinct good or service at an amount that reflects standalone selling price. The following performance obligations under the Amended AstraZeneca Agreement were identified:

●	delivery of the expanded AstraZeneca License;
●	AstraZeneca TSA services; and
●	supply of linaclotide API, finished drug product and finished goods under the AstraZeneca CSA.

The Company determined that the non-contingent payments should be allocated to the delivery of the expanded AstraZeneca License. The Company determined that the performance obligation related to the transfer of the AstraZeneca License was satisfied as of the execution date of the Amended AstraZeneca Agreement. As a portion of the payments relating to the transfer of the AstraZeneca License are due significantly after the performance obligation was satisfied, the Company adjusted its transaction price for the significant financing component of approximately $2.6 million. Accordingly, the Company recognized approximately $32.4 million relating to the delivery of the AstraZeneca License as collaborative arrangements revenue at contract inception and will recognize the approximately $2.6 million relating to the significant financing component as interest income through 2024 using the effective interest method. Consideration allocated to the AstraZeneca TSA services will be recognized as collaborative arrangements revenue as such services are provided over the performance period based on the amount to which the Company has a right to invoice. Consideration for the supply of linaclotide API, finished drug product and finished goods under the AstraZeneca CSA was recognized over the performance period as linaclotide API, finished drug product and finished goods were shipped to AstraZeneca.

During the year ended December 31, 2020, the Company recognized approximately $0.7 million in collaborative arrangements revenue related to the Amended AstraZeneca License, of which approximately $0.6 million related to the AstraZeneca TSA services and approximately $0.1 million related to royalties. During the year ended December 31, 2020, the Company recognized approximately $5.5 million of sale of API on its consolidated statement of operations relating to the supply of linaclotide finished drug product and finished goods under the AstraZeneca CSA. During the year ended December 31, 2019, the Company recognized approximately $32.6 million in collaborative arrangements revenue related to the Amended AstraZeneca License, of which approximately $32.4 million related to the delivery of the AstraZeneca License and approximately $0.2 million related to the AstraZeneca TSA services. During the year ended December 31, 2019, the Company recognized approximately $3.0 million of sale of API on its consolidated statement of operations relating to the supply of linaclotide finished drug product and finished goods under the AstraZeneca CSA.

Co-Promotion and Other Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, the Company and Alnylam entered into a disease education and promotional agreement for Alnylam’s GIVLAARI, and this agreement was subsequently amended in December 2020 (the “Alnylam Agreement”). GIVLAARI was approved by the U.S. FDA in November 2019 for the treatment of adult patients with AHP. Under the terms of the Alnylam Agreement, the Company’s sales force is performing disease awareness activities and sales detailing activities for GIVLAARI to gastroenterologists and health care practitioners to whom they detail LINZESS in the first position over the term of the agreement, which is approximately three years.

Under the Alnylam Agreement, the Company received service fees, totaling approximately $5.5 million for services rendered through December 31, 2020. The Company also is eligible to receive royalties based on a percentage of net sales of GIVLAARI that are directly attributable to the Company’s promotional efforts over the term of the agreement. The Company identified the following performance obligation under the Alnylam Agreement:

●	performance of disease education activities for AHP and performance of sales details for GIVLAARI (together “Givosiran Education and Promotion Activities”).

The Company allocated the service fees to the performance of Givosiran Education and Promotion Activities and recognized collaborative arrangements revenue through December 31, 2020 as the services were performed based on the amount to which the Company had a right to invoice. Royalties are recognized as collaborative arrangements revenue for Givosiran Education and Promotion Activities based on the amount to which the Company has a right to invoice when the associated constraints have been lifted.

During the years ended December 31, 2020 and 2019, the Company recognized approximately $3.5 million and approximately $2.0 million, respectively, in collaborative arrangements revenue related to the service fees. During the year ended December 31, 2020, the Company recognized approximately $0.8 million in royalty revenue related to the Alnylam Agreement. The Company did not recognize any royalty revenue related to the Alnylam Agreement during the year ended December 31, 2019. As of December 31, 2019, the Company had a deferred revenue balance of approximately $0.9 million related to advance billings of service fees. As of December 31, 2020, the Company had no deferred revenue.

7. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

The Company’s investment portfolio may include fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company also invests in certain reverse repurchase agreements, which are collateralized by Government Securities and Obligations for an amount not less than 102% of their principal amount. The Company does not record an asset or liability for the collateral as the Company is not permitted to sell or re-pledge the collateral. The collateral has at least the prevailing credit rating of U.S. Government Treasuries and Agencies. The Company utilizes a third party custodian to manage the exchange of funds and ensure the collateral received is maintained at 102% of the reverse repurchase agreements principal amount on a daily basis.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$349,014	$349,014	$—	$—
Restricted cash:
Money market funds	2,221	2,221	—	—
Convertible note hedges	13,065	—	—	13,065
Total assets measured at fair value	$364,300	$351,235	$—	$13,065
Liabilities:
Note hedge warrants	$12,088	$—	$—	$12,088
Total liabilities measured at fair value	$12,088	$—	$—	$12,088

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$139,190	$139,190	$—	$—
Repurchase agreements	37,800	37,800	—	—
Restricted cash:
Money market funds	2,221	2,221	—	—
Convertible note hedges	31,366	—	—	31,366
Total assets measured at fair value	$210,577	$179,211	$—	$31,366
Liabilities:
Note hedge warrants	$24,260	$—	$—	$24,260
Total liabilities measured at fair value	$24,260	$—	$—	$24,260

There were no transfers between fair value measurement levels during each of the years ended December 31, 2020 or 2019.

Cash equivalents, accounts receivable, related party accounts receivable, prepaid expenses and other current assets, accounts payable, related party accounts payable, accrued research and development costs, accrued expenses and other current liabilities, current portion of operating lease obligations, and deferred revenue at December 31, 2020 and 2019 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants with Respect to 2022 Convertible Notes

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, respectively, and are classified as Level 3 measurements under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of December 31, 2020 included the price per share of the Company’s Class A Common Stock, expected terms of the derivative instruments, strike prices of the derivative instruments, risk-free interest rates, and expected volatility of the Company’s Class A Common Stock. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of December 31, 2020 and 2019:

	December 31,		December 31,
	2020		2019
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	0.1%	0.1%	1.6%	1.6%
Expected term	1.5	2.0	2.5	3.0
Stock price (2)	$11.39	$11.39	$13.31	$13.31
Strike price (3)	$14.51	$18.82	$14.51	$18.82
Common stock volatility (4)	46.7%	50.3%	49.1%	46.5%
Dividend yield (5)	—%	—%	—%	—%
(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the years ended December 31, 2020 and 2019, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.

(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting date and changes in fair value are recorded in other (expense) income, net within the Company's consolidated statements of operations.

The following table reflects the change in the Company's Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2018 through December 31, 2020 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2018	$41,020	$(33,763)
Cash settlement (received) paid upon early termination of derivatives (Note 11)	(28,909)	25,735
Change in fair value, recorded as a component of gain (loss) on derivatives	19,255	(16,232)
Balance at December 31, 2019	$31,366	$(24,260)
Change in fair value, recorded as a component of (loss) gain on derivatives	(18,301)	12,172
Balance at December 31, 2020	$13,065	$(12,088)

Convertible Senior Notes

In June 2015, the Company issued approximately $335.7 million aggregate principal amount of its 2022 Convertible Notes. In August 2019, the Company issued $200.0 million aggregate principal amount of its 2024 Convertible Notes and $200.0 million aggregate principal amount of its 2026 Convertible Notes, and used a portion of the proceeds from such issuances to repurchase $215.0 million aggregate principal amount of its 2022 Convertible Notes. The Company separately accounted for the liability and equity components of each of the 2022 Convertible Notes, 2024 Convertible Notes, and 2026 Convertible Notes, by allocating the proceeds between the liability component and equity component (Note 11). The fair value of the respective convertible senior notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A Common Stock and the volatility thereof, and the prices for the respective convertible senior notes observed in market trading, which are Level 2 inputs.

The estimated fair value of the 2022 Convertible Notes as of December 31, 2020 and 2019 was approximately $130.2 million and $141.3 million, respectively. The estimated fair value of the 2024 Convertible Notes as of December 31, 2020 and 2019 was approximately $222.3 million and $235.7 million, respectively. The estimated fair value of the 2026 Convertible Notes as of December 31, 2020 and 2019 was approximately $224.1 million and $240.1 million, respectively.

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls with certain financial institutions. The Capped Calls cover 29,867,480 shares of Class A Common Stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes, and have a cap price of approximately $17.05 per share (Note 11). The strike price and cap price are subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity (deficit) and are not subsequently remeasured as long as the conditions for equity classification continue to be met (Note 11).

8. Leases

Effective January 1, 2019, the Company adopted ASC 842 using the optional transition method. The Company’s lease portfolio for the year ended December 31, 2020 includes: a lease for its current headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the year ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost during period, net(1)	$2,530	$16,452
Variable lease payments	—	1,526
Short-term lease cost	1,420	1,512
Total lease cost	$3,950	$19,490

(1) Operating lease cost is presented net of approximately $0.3 million of sublease income for the year ended December 31, 2019 related to a sublease agreement between Ironwood and Cyclerion executed upon Separation. The sublease agreement terminated in May 2019.

Supplemental cash flow information related to leases for the periods reported is as follows:

	Year Ended December 31,
	2020	2019
Right-of-use assets obtained in exchange for new operating lease upon adoption of ASC 842 (in thousands)	$—	$88,299
Adjustment to right-of-use assets as a result of the lease modification upon Separation (in thousands)	—	(40,427)
Adjustment to right-of-use assets as a result of the termination of the Binney Street Lease (in thousands)	—	(34,440)
Right-of-use assets obtained in exchange for new operating lease liabilities upon execution of Summer Street Lease (in thousands)	—	18,452
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	1,146	18,598
Weighted-average remaining lease term of operating leases (in years)	9.3	10.2
Weighted-average discount rate of operating leases	5.8%	5.8%

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020 are as follows (in thousands):

Operating
Lease
Payments
2021	$3,128
2022	3,129
2023	3,065
2024	3,126
2025	3,189
2026 and thereafter	14,856
Total future minimum lease payments	30,493
Less: present value adjustment	(7,047)
Operating lease liabilities at December 31, 2020	23,446
Less: current portion of operating lease liabilities	(3,128)
Operating lease liabilities, net of current portion	$20,318

Summer Street Lease (current headquarters)

In June 2019, the Company entered into a non-cancelable operating lease (the “Summer Street Lease”) for approximately 39,000 square feet of office space on the 23rd floor of 100 Summer Street, Boston, Massachusetts, which began serving as the Company’s headquarters in October 2019, replacing its prior headquarters at 301 Binney Street in Cambridge, Massachusetts. The Summer Street Lease terminates on June 11, 2030 and includes a 2% annual rent escalation, free rent periods, a tenant improvement allowance, and an option to extend the term of the lease for an additional five years at a market base rental rate. The rent expense, inclusive of the escalating rent payments and lease incentives, is recognized on a straight-line basis over the lease term. Additionally, the Summer Street Lease requires a letter of credit to secure the Company’s obligations under the lease agreement of approximately $1.0 million, which is collateralized by a money market account recorded as restricted cash on the Company’s consolidated balance sheet as of December 31, 2020.

At lease inception, the Company recorded a right-of-use asset and a lease liability associated with the Summer Street Lease using an incremental borrowing rate of approximately 5.8%. At December 31, 2020, the balances of the right-of-use asset and operating lease liability were approximately $16.6 million and approximately $23.2 million, respectively. At December 31, 2019, the balances of the right-of-use asset and operating lease liability were approximately $17.7 million and approximately $22.8 million, respectively.

Lease costs related to the Summer Street Lease recorded during the years ended December 31, 2020 and 2019 were approximately $2.5 million and approximately $1.5 million, respectively.

Binney Street Lease (prior headquarters)

The Company rented office space at 301 Binney Street, Cambridge, Massachusetts under a non-cancelable operating lease entered into in January 2007, as amended (“Binney Street Lease”) through October 2019.

On April 1, 2019, the Company modified the Binney Street Lease to reduce its leased premises to approximately 108,000 rentable square feet of office space on the first and third floors. The surrendered portion of approximately 114,000 rentable square feet on the first and second floor of the building was subsequently occupied by Cyclerion under a direct lease between Cyclerion and the Binney Street landlord. As a result of the modification, the Company adjusted the value of its right-of-use asset and operating lease liability using an incremental borrowing rate of approximately 5.1%, and recognized a gain of approximately $3.2 million, which was recorded as a reduction to operating expenses on its consolidated statement of operations. The Company elected to determine the proportionate reduction in the right-of-use asset based on the reduction to the lease liability.

As of January 1, 2019, in conjunction with the adoption of ASC 842, the Company recorded a right-of-use asset of approximately $87.7 million and a lease liability of approximately $94.3 million associated with the Binney Street Lease.

On June 11, 2019, the Company entered into a lease termination agreement (the “Lease Termination”) with the Binney Street landlord to terminate the Company’s lease for approximately 108,000 square feet of office space. The Lease Termination was effective during the fourth quarter of 2019 in exchange for an approximately $9.0 million payment. The Lease Termination was accounted for as a lease modification that reduces the term of the existing lease and the Company adjusted the value of its right-of-use asset and operating lease liability using an incremental borrowing rate of approximately 4.0%.

Lease cost related to the Binney Street Lease recorded during the year ended December 31, 2019 was approximately $16.3 million, net of sublease income of approximately $0.3 million. Under ASC 840, rent expense related to the Binney Street Lease recorded during the year ended December 31, 2018 was approximately $10.0 million.

Vehicle fleet leases

During April 2018, the Company entered into a master services agreement containing 12-month leases (the “2018 Vehicle Leases”) for vehicles within its fleet for its field-based sales force and medical science liaisons. These leases are classified as short-term in accordance with the practical expedient in ASC 842. The 2018 Vehicle Leases expire at varying times, with a monthly renewal provision. In accordance with the terms of the 2018 Vehicle Leases, the Company maintains a letter of credit securing its obligation under the lease agreements of $1.3 million, which is collateralized by a money market account recorded as restricted cash on the Company’s consolidated balance sheets as of December 31, 2020 and 2019.

Lease cost related to the 2018 Vehicle Leases was approximately $1.4 million and approximately $1.5 million, respectively, for the years ended December 31, 2020 and 2019. Under ASC 840, lease cost related to the 2018 Vehicle Leases was approximately $0.8 million for the year ended December 31, 2018.

9. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Software	$8,615	$9,568
Leasehold improvements	7,407	7,318
Laboratory equipment	1,898	2,193
Furniture and fixtures	1,517	1,508
Computer and office equipment	1,297	1,293
Construction in process	—	631
	20,734	22,511
Less accumulated depreciation and amortization	(11,805)	(10,082)
	$8,929	$12,429

Depreciation expense of property and equipment was approximately $2.3 million and $5.6 million for the years ended December 31, 2020 and 2019, respectively. Depreciation and amortization expense of property and equipment, including amounts recorded under capital leases under ASC 840, was approximately $3.9 million for the year ended December 31, 2018.

During the year ended December 31, 2020, the Company recorded approximately $1.2 million in restructuring expenses in its consolidated statement of operations related to the impairment of certain fixed assets as a result of its decision to discontinue IW-3718 development.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued incentive compensation	$8,719	$11,760
Accrued vacation	2,625	2,540
Professional fees	530	1,421
Salaries	627	2,973
Other employee benefits	1,442	1,260
Restructuring liabilities	10,510	179
Other	2,033	10,332
	$26,486	$30,465

As of December 31, 2020, other accrued expenses of approximately $2.0 million included approximately $1.6 million of uninvoiced vendor liabilities and approximately $0.3 million of accrued interest.

As of December 31, 2019, other accrued expenses of approximately $10.3 million included approximately $4.1 million related to API batches uninvoiced, approximately $0.9 million related to activities associated with the Company’s move to the 100 Summer Street headquarters, approximately $0.6 million related to unbilled inventory, approximately $0.3 million of accrued interest, and approximately $0.2 million related to equipment for clinical studies.

11. Notes Payable

8.375% Notes due 2026

On September 23, 2016, the Company closed a direct private placement, pursuant to which the Company issued $150.0 million in aggregate principal amount of 8.375% Notes due 2026 (the “2026 Notes”) and received net proceeds of approximately $11.2 million. The Company capitalized approximately $0.5 million of debt issuance costs, which were netted against the carrying value of the 2026 Notes. Proceeds from the issuance of the 2024 Convertible Notes and the

2026 Convertible Notes were used, in part, to redeem the outstanding principal balance of the 2026 Notes in September 2019. The Company retired the 2026 Notes, which had an outstanding aggregate principal balance of approximately $116.5 million, for a redemption price of approximately $123.0 million. The redemption of the 2026 Notes resulted in a loss on extinguishment of debt of approximately $7.6 million related to the prepayment premium and write-off of the unamortized debt issuance costs and unamortized debt discount.

The 2026 Notes had an annual interest rate of 8.375%, with interest payable March 15, June 15, September 15 and December 15 of each year (each an “8.375% Payment Date”). Principal of the 2026 Notes was payable on the 8.375% Payment Dates beginning March 15, 2019. From March 15, 2019, the Company made quarterly payments on the 2026 Notes equal to the greater of (i) 7.5% of net sales of linaclotide in the U.S. for the preceding quarter (the “8.375% Synthetic Royalty Amount”) and (ii) accrued and unpaid interest on the 2026 Notes (the “8.375% Required Interest Amount”). Principal on the 2026 Notes was due to be repaid in an amount equal to the 8.375% Synthetic Royalty Amount minus the 8.375% Required Interest Amount, when this was a positive number, until the principal had been paid in full.

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

The 2022 Convertible Notes are governed by an indenture (the “2022 Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The 2022 Convertible Notes are senior unsecured obligations and bear cash interest at the annual rate of 2.25%, payable on June 15 and December 15 of each year. The 2022 Convertible Notes will mature on June 15, 2022, unless earlier converted or repurchased. The Company may settle conversions of the 2022 Convertible Notes through payment or delivery, as the case may be, of cash, shares of the Company’s Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s option (subject to, and in accordance with, the settlement provisions of the 2022 Indenture). The initial conversion rate for the 2022 Convertible Notes was 60.3209 shares of Class A Common Stock (subject to adjustment as provided for in the 2022 Indenture) per $1,000 principal amount of the 2022 Convertible Notes, which was equal to an initial conversion price of approximately $16.58 per share and 20,249,665 shares.

In connection with the Separation, in April 2019, the conversion rate under the 2022 Indenture was adjusted to equal 68.9172 shares of Class A Common Stock per $1,000 principal amount of the 2022 Convertible Notes, which is equal to an adjusted conversion price of approximately $14.51 per share and 23,135,435 shares.

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

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the 2022 Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to the Company's ability to settle the 2022 Convertible Notes in cash, its Class A Common Stock, or a combination of cash and Class A Common Stock at the option of the Company. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The equity component of the 2022 Convertible Notes was recognized as a debt discount and represents the difference between the gross proceeds from the issuance of the 2022 Convertible Notes and the fair value of the liability component of the 2022 Convertible Notes on their respective dates of issuance. The debt discount is amortized to interest expense using the effective interest method over seven years, or the expected life of the 2022 Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes in August 2019, the Company repurchased $215.0 million aggregate principal amount of the 2022 Convertible Notes. The 2022 Convertible Notes were repurchased at a premium totaling approximately $227.3 million. The Company recognized a loss on extinguishment of debt of approximately $23.4 million during the year ended December 31, 2019 related to the prepayment premium and proportional write-off of the 2022 Convertible Notes unamortized debt issuance costs and unamortized debt discount. Additionally, the repurchase resulted in a reduction to additional paid-in capital of approximately $27.0 million during the year ended December 31, 2019 related to the equity component of the 2022 Convertible Notes.

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

The 2024 Convertible Notes and 2026 Convertible Notes were issued by the Company on August 12, 2019, pursuant to separate Indentures, each dated as of such date (each an “Indenture” and together the “Indentures”), between the Company and the Trustee. The 2024 Convertible Notes bear cash interest at the annual rate of 0.75% and the 2026 Convertible Notes bear cash interest at the annual rate of 1.50%, each payable on June 15 and December 15 of each year. The 2024 Convertible Notes will mature on June 15, 2024 and the 2026 Convertible Notes will mature on June 15, 2026, unless earlier converted or repurchased. The Company will settle conversions of the 2024 Convertible Notes and 2026 Convertible Notes through payment or delivery, as the case may be, of cash, shares of the Company’s Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s option (subject to, and in accordance with, the settlement provisions of the applicable Indenture). The initial conversion rate for each of the 2024 Convertible Notes and the 2026 Convertible Notes is 74.6687 shares of Class A Common Stock (subject to adjustment as provided for in the applicable Indenture) per $1,000 principal amount of the 2024 Convertible Notes and 2026 Convertible Notes, which is equal to an initial conversion price of approximately $13.39 per share.

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

If the Company experiences a fundamental change, as described in the Indentures, prior to the maturity date of the respective Notes, holders of such Notes will, subject to specified conditions, have the right, at their option, to require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. If a make-whole fundamental change, as described in the Indentures, occurs and a holder elects to convert its Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the Indentures.

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

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the 2024 Convertible Notes and the 2026 Convertible Notes by allocating the proceeds between the liability components and the embedded conversion options, or equity components, due to the Company’s ability to settle the 2024 Convertible Notes and the 2026 Convertible Notes in cash, its Class A Common Stock, or a combination of cash and Class A Common Stock at the option of the Company. The carrying amount of the respective liability components were calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The respective equity components of the 2024 Convertible Notes and the 2026 Convertible Notes were recognized as a debt discount and represent the difference between the gross proceeds from the issuance of the 2024 Convertible Notes and 2026 Convertible Notes and the fair value of the liability of the 2024 Convertible Notes and 2026 Convertible Notes on their respective dates of issuance. The debt discount is amortized to interest expense using the effective interest method over approximately five and seven years, or the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes, respectively. The respective equity components are not remeasured as long as they continue to meet the conditions for equity classification.

The Company’s outstanding balances for the convertible senior notes as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Liability component:
Principal:
2022 Convertible Notes	$120,699	$120,699
2024 Convertible Notes	200,000	200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt discount	(83,900)	(104,700)
Less: unamortized debt issuance costs	(6,543)	(8,005)
Net carrying amount	$430,256	$407,994
Equity component:
2022 Convertible Notes	19,807	19,807
2024 Convertible Notes	41,152	41,152
2026 Convertible Notes	51,350	51,350
Total equity component	$112,309	$112,309

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

The Company determined the expected life of the 2022 Convertible Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Convertible Notes for the period from the date of issuance through June 30, 2019 was 9.34%. From the date of the partial repurchase of the 2022 Convertible Notes in August 2019 through December 31, 2020, the effective interest rate on the liability component of the 2022 Convertible Notes was 9.7%.

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company incurred approximately $9.0 million of debt issuance costs, which primarily consisted of initial purchaser’s discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity components totaling approximately $2.1 million were recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability components totaling approximately $6.9 million were recorded as a reduction in the carrying value of the debt on the consolidated balance sheet and are amortized to interest expense using the effective interest method over the expected lives of the 2024 Convertible Notes and the 2026 Convertible Notes.

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective interest rates on the liability components of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through December 31, 2020 was 6.3% and 6.6%, respectively.

The following table sets forth total interest expense recognized related to convertible senior notes during the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contractual interest expense	$7,216	$7,361	$7,553
Amortization of debt issuance costs	1,462	1,190	971
Amortization of debt discount	20,800	17,683	15,437
Total interest expense	$29,478	$26,234	$23,961

Future minimum payments under the convertible senior notes as of December 31, 2020, are as follows (in thousands):

2021	$7,216
2022	126,557
2023	4,500
2024	203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	546,523
Less: amounts representing interest	(25,824)
Less: unamortized debt discount	(83,900)
Less: unamortized debt issuance costs	(6,543)
Convertible senior notes balance	$430,256

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

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Convertible Notes. Holders of the Convertible Note Hedges and the Note Hedge Warrants do not have any rights with respect to the 2022 Convertible Notes. The Company paid approximately $91.9 million for the Convertible Note Hedges and received approximately $70.8 million for the Note Hedge Warrants, resulting in a net cost to the Company of approximately $21.1 million.

In August 2019, concurrently with the repurchase of $215.0 million aggregate principal amount of the 2022 Convertible Notes, the Company terminated the respective portion of the Convertible Note Hedges and Note Hedge Warrants. The Company received approximately $3.2 million of termination payments from the counterparties of the Convertible Note Hedges and Note Hedge Warrants.

The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC 815, and are remeasured to fair value at each reporting date (Note 7).

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

The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes and is subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have a cap price of approximately $17.05 per share, subject to certain adjustments. The Capped Calls cover 29,867,480 shares of Class A Common Stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes.

The Capped Calls are expected generally to reduce the potential dilution to the Class A Common Stock upon conversion of the 2024 Convertible Notes and the 2026 Convertible Notes in the event that the market price per share of Class A Common Stock is greater than the strike price of the Capped Calls as adjusted pursuant to the anti-dilution adjustments. If, however, the market price per share of Class A Common Stock exceeds the cap price of the Capped Calls, there would nevertheless be dilution upon conversion of the 2024 Convertible Notes and the 2026 Convertible Notes to the extent that such market price exceeds the cap price of the Capped Calls.

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

12. Commitments and Contingencies

Commitments with AbbVie

The Company and AbbVie are jointly obligated to make minimum purchases of linaclotide API for the territories covered by the Company’s collaboration with AbbVie for North America. Currently, AbbVie fulfills all such minimum purchase commitments.

Under the collaboration agreement with AbbVie for North America, the Company shares all development and commercialization costs related to linaclotide in the U.S. with AbbVie. The actual amounts that the Company pays to AbbVie or that AbbVie pays to the Company will depend on numerous factors outside of the Company’s control, including the success of certain clinical development efforts with respect to linaclotide, the content and timing of decisions made by the regulators, the reimbursement and competitive landscape around linaclotide and the Company’s other product candidates, and other factors.

Other Funding Commitments

As of December 31, 2020, the Company has on-going studies in various pre-clinical and clinical trial stages. The Company’s most significant clinical trial expenditures are to contract research organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2020 and 2019.

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

In January 2020, the Company and AbbVie entered into settlement agreements with Sandoz Inc. and Teva Pharmaceuticals, USA resolving patent litigation brought in response to the last outstanding abbreviated new drug applications seeking approval to market generic versions of LINZESS prior to the expiration of the Company’s and AbbVie’s applicable patents.

In connection with litigation settlements the Company entered into in 2018, the Company agreed to pay an aggregate of $4.0 million in avoidance of litigation fees and expenses during the year ended December 31, 2018.

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

Common Stock

The Company has one class of common stock (“Class A Common Stock”). Class A Common Stock is entitled to one vote per share. The Company has reserved, out of its authorized but unissued shares of Class A Common Stock, sufficient shares to effect the conversion of the convertible senior notes and the Note Hedge Warrants pursuant to the terms thereof (Note 11).

The Company’s shareholders are entitled to dividends if and when declared by the board of directors.

14. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, RSAs, RSUs, and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	$7,680	$12,526	$20,478
Time-based restricted stock units	18,624	15,488	17,160
Performance-based restricted stock units	2,190	—	—
Restricted stock awards	1,886	2,095	2,330
Employee stock purchase plan	722	1,115	1,097
Stock awards	73	54	17
	$31,175	$31,278	$41,082

The following table summarizes the share-based compensation expense reflected in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$5,569	$6,343	$11,500
Selling, general and administrative	23,825	24,281	27,440
Restructuring expenses	1,781	654	2,142
	$31,175	$31,278	$41,082

Restructuring expenses include modifications to share-based awards held by employees impacted by the various workforce reductions (Note 18).

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

In connection with certain other modifications of share-based payment awards for the years ended December 31, 2020 and 2019, the Company recognized an insignificant amount and approximately $3.0 million in share-based compensation expense, respectively.

Stock Benefit Plans

As of December 31, 2020, the Company has the following active stock benefit plans pursuant to which awards are currently outstanding: the 2019 Equity Incentive Plan (the “2019 Equity Plan”), the Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) and the Amended and Restated 2010 Employee, Director, and Consultant Equity Incentive Plan (the “2010 Equity Plan”). At December 31, 2020, there were 14,357,176 shares available for future grant under the 2019 Equity Plan and the 2010 Purchase Plan.

2019 Equity Plan

During 2019, the Company’s stockholders approved the 2019 Equity Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. Under the 2019 Equity Plan, 10,000,000 shares of Class A Common Stock were initially reserved for issuance. Awards that are returned to the 2010 Equity Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2019 Equity Plan. Awards that expire, cancel, terminate, or are repurchased under the 2019 Equity Plan will no longer be available for future grant. As of December 31, 2020, 9,651,783 shares were available for future grant under the 2019 Equity Plan.

2010 Purchase Plan

During 2010, the Company’s stockholders approved the 2010 Purchase Plan, which gives eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. Each offering period is six months. There were 400,000 shares of common stock initially reserved for issuance pursuant to the 2010 Purchase Plan. The number of shares available for future grant under the 2010 Purchase Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 1,000,000 shares, (ii) 1% of the Class A shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors. As of December 31, 2020, there were 4,705,393 shares available for future grant under the 2010 Purchase Plan.

2010 Equity Plan

The 2010 Equity Plan provided for the granting of stock options, RSAs, RSUs, and other share-based awards to employees, officers, directors, consultants, or advisors of the Company. At December 31, 2020, there were no shares available for future grant under the 2010 Equity Plan.

Restricted Stock Awards

RSAs are granted to non-employee members of the board of directors under restricted stock agreements in accordance with the terms of the 2019 Equity Plan and the Company’s non-employee director compensation policy, effective May 2019. Annual restricted stock grants to each non-employee member of the board of directors vest ratably over the period of service from the grant date through the Company’s 2021 annual meeting of stockholders, provided the individual continues to serve on the Company’s board of directors through each vest date. Initial restricted stock grants to new non-employee members of the board of directors vest annually over a three-year period from the date of grant provided the individual continues to serve on the Company’s board of directors through each vest date.

A summary of restricted stock activity for the year ended December 31, 2020 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2019	181,648	$10.76
Granted	246,500	10.16
Vested	(181,648)	10.46
Forfeited	—	—
Unvested as of December 31, 2020	246,500	$10.38

The weighted-average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2020, 2019, and 2018 was $10.16, $10.96, and $18.58, respectively. Amounts relating to restricted stock awards granted prior to the Separation have not been adjusted to reflect the effect of the Separation on the Company’s stock price.

Restricted Stock Units

RSUs granted under the Company’s equity plans represent the right to receive one share of the Company’s Class A Common Stock pursuant to the terms of the applicable award agreement. Shares of the Company’s Class A Common Stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes.

Time-based RSUs

Time-based RSUs generally vest over a two-to-four-year period on the approximate anniversary of the date of grant until fully vested, provided the individual remains in continuous service with the Company through each vesting date. The fair value of all time-based RSUs is based on the market value of the Company's Class A Common Stock on the date of grant. Compensation expense, including the effect of estimated forfeitures, is recognized over the applicable service period.

A summary of time-based RSU activity for the year ended December 31, 2020 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding as of December 31, 2019	3,207,089	$12.33
Granted	2,708,200	11.59
Vested and released	(965,625)	12.37
Forfeited	(779,038)	11.96
Outstanding as of December 31, 2020	4,170,626	$11.90

The weighted-average grant date fair value per share of time-based RSUs granted during the years ended December 31, 2020, 2019, and 2018 was $11.59, $12.11, and $15.63, respectively. Amounts relating to time-based RSUs granted prior to the Separation have not been adjusted to reflect the effect of the Separation on the Company’s stock price.

Performance-based RSUs

Performance-based RSUs (“PSUs”) were granted to certain executives in 2020. PSUs vest upon the achievement of specified performance criteria over a two to three-year performance period, generally subject to the executive remaining in continuous service with the Company through the applicable vesting dates. The performance criteria applicable to the PSUs were (i) gaining the U.S. FDA’s acceptance of one or more additional New Drug Applications through internal development or acquisition of development-stage or commercial-stage programs (“Pipeline PSUs”), (ii) achieving certain profitability metrics (“Profitability PSUs”) and (iii) realizing relative total shareholder return goals (the “Relative TSR PSUs”).

The fair value of Pipeline PSUs and Profitability PSUs is based on the market value of the Company's Class A Common Stock on the date of grant. The Relative TSR PSUs are valued using the Monte Carlo simulation method on the date of grant. The weighted average assumptions used to estimate the fair value of Relative TSR PSUs were as follows for the year ended December 31, 2020:

Year Ended December 31,
2020

Fair value of common stock	$ 11.78
Expected volatility	53.3%
Expected term (in years)	2.8
Risk-free interest rate	1.0%
Expected dividend yield	—%

A summary of PSU activity for the year ended December 31, 2020 is as follows:

Weighted-
Average
	Number	Grant Date
	of RSUs	Fair Value(1)
Outstanding as of December 31, 2019	—	$—
Granted	586,157	12.48
Vested and released	—	—
Forfeited	—	—
Outstanding as of December 31, 2020	586,157	$12.48

No PSUs were granted prior to the year ended December 31, 2020.

Stock Options

Stock options granted under the Company’s equity plans represent the right to purchase one share of the Company’s Class A Common Stock pursuant to the terms of the applicable award agreement. Shares of the Company's Class A Common Stock are delivered to the employee upon exercise, subject to payment of applicable withholding taxes.

As of April 2020, the Company no longer grants stock options. Stock options previously granted under the Company’s equity plans generally have a ten-year term and vest over a period of four years, provided the individual continues to serve at the Company through the vesting dates. Options granted under all equity plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the requisite service period, which is typically the vesting period of each option.

The weighted average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
	2020	2019	2018
Expected volatility	46.6%	46.3%	43.7%
Expected term (in years)	6.1	6.1	6.0
Risk-free interest rate	1.5%	2.5%	2.7%
Expected dividend yield	—%	—%	—%

Expected volatility is based on the historical volatility of the Company’s Class A Common Stock. The Company estimates the expected term using historical data. The risk-free interest rate used for each grant is based on a zero-coupon U.S. Treasury instrument with a remaining term similar to the expected term of the share-based award. The

Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2020, 2019, and 2018 was $5.89, $6.10, and $6.81, respectively. Amounts relating to stock options granted prior to the Separation have not been adjusted to reflect the effect of the Separation on the Company’s stock price.

The Company historically granted to certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the years ended December 31, 2020 and 2019, there were no shares that vested as a result of performance milestone achievements. The Company recorded no share-based compensation expense related to these performance-based options during each of the years ended December 31, 2020, 2019, and 2018.

The following table summarizes stock option activity under the Company’s share-based compensation plans, including performance-based options:

		Weighted-	Weighted-
	Number of	Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price(1)	Life	Value
			(in years)	(in thousands)
Outstanding at December 31, 2019	17,194,239	$12.13	5.11	$25,226
Granted	55,000	12.84	—	—
Exercised	(1,735,081)	10.21	—	—
Cancelled	(2,054,487)	13.00	—	—
Outstanding at December 31, 2020	13,459,671	12.25	4.27	5,613
Vested or expected to vest at December 31, 2020	13,280,456	12.26	4.23	5,575
Exercisable at December 31, 2020	11,963,812	12.26	3.90	5,371

(1)	Exercise prices relating to stock options granted prior to the Separation have not been adjusted to reflect the effect of the Separation on the stock options.

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was approximately $3.5 million, approximately $5.1 million, and approximately $20.1 million, respectively. The intrinsic value was calculated as the difference between the fair value of the Company’s Class A Common Stock and the exercise price of the option issued.

The following table sets forth the Company's unrecognized share-based compensation expense, net of estimated forfeitures, as of December 31, 2020, by type of award and the weighted-average period over which that expense is expected to be recognized:

	Unrecognized	Weighted-Average
	Expense, Net	Remaining
	of Estimated	Recognition
	Forfeitures	Period
	(in thousands)	(in years)
Type of award:
Stock options with time-based vesting	$6,557	1.84
Restricted stock awards	1,473	0.92
Time-based restricted stock units	26,934	2.22
Performance-based restricted stock units	3,291	1.70
Stock options with time-based and performance-based vesting (1)	88	—
(1)	The weighted-average remaining recognition period cannot be determined for performance-based or time-accelerated options due to the nature of such awards, as detailed above.

The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

15. Income Taxes

During the year ended December 31, 2020, the Company recorded approximately $2.7 million in income tax expense related to state income tax, which primarily resulted from a change in California tax which temporarily disallows the use of net operating losses to offset taxable income. The Company did not record a provision for federal income taxes for the period ended December 31, 2020, as it offset taxable income with federal net operating losses and continues to record a full valuation allowance against net deferred tax assets. The Company did not record a provision for federal, state, or foreign income taxes for the period ended December 31, 2019 and 2018, respectively, because the Company incurred a tax loss during these years and offset the benefit of these tax losses with valuation allowance. The Company has not recorded a foreign tax provision as it has had cumulative net operating losses outside of the United States since inception.

On March 27, 2020. the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. The Company benefitted from certain provisions of the CARES Act, specifically, the increase in allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income, which allowed the Company to take additional interest deductions for the period ended December 31, 2020. Additionally, the Company was able to claim 100% bonus depreciation on leasehold improvements incurred in the period ended December 31, 2019 and 2020.

A reconciliation of income taxes computed using the U.S. federal statutory rate of 21% to that reflected in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax benefit using U.S. federal statutory rate	$22,861	$4,517	$(59,297)
Permanent differences	74	65	218
State income taxes, net of federal benefit	7,565	(1,902)	(17,121)
Disallowed Separation related costs	—	4,658	—
Executive compensation - Section 162(m)	1,718	662	8
Meals and entertainment	395	495	995
Non-deductible share-based compensation	(144)	(1,202)	(494)
Excess tax benefits	5,132	3,324	(1,223)
Fair market valuation of Note Hedge Warrants and Convertible Note Hedges	1,680	(290)	2,367
Tax credits	(3,149)	(4,374)	(7,863)
Expiring net operating losses and tax credits	1,991	3,764	250
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	(208)	(2,563)	1,476
Change in the valuation allowance	(35,230)	(7,154)	80,684
Income tax expense	$2,685	$—	$—

Deferred tax assets and liabilities were determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$234,772	$265,494
Tax credit carryforwards	60,607	59,892
Capitalized research and development	7,498	9,952
Share-based compensation	21,848	24,401
Basis difference on collaboration agreement for North America with AbbVie	62,629	48,594
Accruals and reserves	6,114	6,415
Basis difference on 2022 Convertible Notes	6,183	4,322
Interest expense	3,386	22,020
Operating lease liability	6,504	6,421
Other	5,049	5,295
Total deferred tax assets	414,590	452,806
Deferred tax liabilities:
Basis difference on 2024 Convertible Notes	(5,951)	(7,381)
Basis difference on 2026 Convertible Notes	(9,022)	(10,276)
Operating lease right-of-use assets	(4,603)	(4,905)
Total deferred tax liabilities	(19,576)	(22,562)
Net deferred tax asset	395,014	430,244
Valuation allowance	(395,014)	(430,244)
Net deferred tax asset	$—	$—

On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets weighing positive and negative evidence to assess the recoverability of the deferred tax assets. Management evaluated the positive evidence, including income during the year ended December 31, 2020, and negative evidence, including its cumulative losses in recent years and its plan to build its innovative GI pipeline through potential acquisition or in-licensing externally development products, and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets for the year ended December 31, 2020. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2020 and 2019. Management re-evaluates the positive and negative evidence on a quarterly basis. Based on the Company’s financial performance and its future projections, it may record a reversal of all, or a portion of the valuation allowance associated with its deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. The Company’s total deferred tax asset balance subject to a valuation allowance was $395.0 million and approximately $430.2 million as of December 31, 2020 and 2019, respectively.

The valuation allowance decreased approximately $35.2 million during the year ended December 31, 2020 primarily due to the Company’s offsetting taxable income with previously disallowed interest expense and net operating losses, partially offset by an increase in deferred tax asset for the basis difference of the collaboration agreement for North America with AbbVie.

The valuation allowance decreased approximately $29.1 million during the year ended December 31, 2019 primarily due to establishment of a deferred tax liability for a basis difference in the 2024 Convertible Notes and 2026 Convertible Notes, partially offset by an increase in the deferred tax asset for temporarily disallowed interest expense.

Subject to the limitations described below, at December 31, 2020, the Company had federal net operating loss carryforwards of approximately $1.1 billion of which approximately $1.0 billion is subject to an expiration between 2021 and 2037 and $0.1 billion may be carried forward indefinitely. As of December 31, 2020, the Company had state net operating loss carryforwards of approximately $0.9 billion to offset future state taxable income, which is subject to expiration between 2021 and 2039. The Company also had tax credit carryforwards of approximately $65.3 million as of December 31, 2020 to offset future federal and state income taxes, which is subject to expiration at various times through 2040.

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

The following table summarizes the changes in the Company’s unrecognized income tax benefits for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at the beginning of the period	$53,099	$38,551	$24,078
Increases based on tax positions related to the current period	66,687	51,699	38,551
Increases for tax positions related to prior periods	—	1,400	—
Decreases for tax positions in prior periods	(51,699)	(38,551)	(24,078)
Balance at the end of the period	$68,087	$53,099	$38,551

The Company had gross unrecognized tax benefits of approximately $68.1 million, approximately $53.1 million, and approximately $38.6 million as of December 31, 2020, 2019 and 2018, respectively. Of the approximately $68.1 million of total unrecognized tax benefits at December 31, 2020, approximately $0.8 million would, if recognized, affect the Company’s effective tax rate, and the remaining amount would not affect the Company’s effective tax rate due to a valuation allowance against the Company’s net deferred tax assets. A reserve for uncertain tax positions of approximately $0.8 million is recorded in other liabilities on the Company’s consolidated balance sheet as of December 31, 2020.

The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2020, no interest or penalties have been accrued.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2017 through the present, although net operating losses generated from years prior to 2017 could be subject to examination and adjustments to the extent utilized in future years. There are currently no federal or state income tax audits in progress.

16. Defined Contribution Plan

The Ironwood Pharmaceuticals, Inc. 401(k) Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon employment. Subject to certain IRS limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company’s board of directors. Currently, the Company provides a matching contribution of 75% of the employee’s contributions, up to $6,000 annually. During the years ended December 31, 2020, 2019, and 2018, the Company recorded approximately $1.8 million, approximately $2.2 million, and approximately $3.2 million of expense related to its 401(k) company match, respectively.

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

In connection with the Separation, the Company executed certain contracts with Cyclerion, whose President and Chief Scientific Officer at the time of the Separation became a member of the Company’s Board of Directors in April 2019 (Note 3). As of December 31, 2020, Cyclerion was no longer considered a related party.

18. Workforce Reductions and Restructuring

During the years ended December 31, 2020, 2019, and 2018 the Company recorded approximately $15.4 million, approximately $3.6 million, and approximately $14.7 million in restructuring expenses, respectively, in its consolidated statement of operations.

In January 2018, the Company commenced an initiative to evaluate the optimal mix of investments for the lesinurad franchise. As part of this effort, the Company reduced its field-based workforce by approximately 60 employees, primarily consisting of field-based sales representatives that promoted DUZALLO or ZURAMPIC in the first position. During the three months ended March 31, 2018, the Company substantially completed this reduction in field-based workforce and recorded approximately $2.4 million of severance, benefits and related costs as restructuring expenses during the year ended December 31, 2018 related to this reduction in workforce.

In June 2018, the Company determined the initial organizational designs of the two new businesses, including employees’ roles and responsibilities, in connection with the Separation. As part of this process, the Company initiated a reduction in its headquarters-based workforce by approximately 40 employees and substantially completed the reduction in its workforce during the year ended December 31, 2018. During the year ended December 31, 2018, the Company recorded approximately $4.0 million of severance, benefits and related costs as restructuring expenses related to this reduction in workforce.

In August 2018, the Company initiated a reduction in its workforce by approximately 100 employees, primarily consisting of field-based sales representatives in connection with the termination of the Lesinurad License and substantially completed the reduction in its workforce and recorded associated costs during the year ended December 31, 2018. During the years ended December 31, 2020 and 2019, the Company recorded an insignificant amount of adjustments to restructuring costs related to this workforce reduction. During the year ended December 31, 2018, the Company recorded approximately $8.3 million of restructuring expenses, including approximately $5.4 million of severance, benefits and related costs and approximately $2.9 million of contract-related costs, including the write-down of certain prepaid assets and deposits, in connection with this reduction in workforce.

In February 2019, following further analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately 35 employees, primarily based in the home office and substantially completed the reduction in its workforce and recorded associated costs during the year ended December 31, 2019. During the year ended December 31, 2019, the Company recorded approximately $3.7 million of severance, benefits and related costs as restructuring expenses related to this reduction in workforce.

In September 2020, the Company announced that one of its two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet certain criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, the Company is discontinuing development of IW-3718. In connection with this decision, the Company reduced its workforce by approximately 100 full-time employees. This workforce reduction affected both field-based and home-office employees, including the relevant general and administrative support functions. The Company substantially completed the reduction in its workforce in the fourth quarter of 2020. The Company incurred approximately $15.5 million during the year ended December 31, 2020 in restructuring expenses, primarily for severance, benefits and related costs related to this reduction in force. Restructuring expenses during the year ended December 31, 2020 also included approximately $1.2 million related to the impairment of certain fixed assets as a result of the Company’s decision to discontinue IW-3718 development.

The following table summarizes the accrued liabilities activity recorded in connection with the reductions in workforce and related restructuring activities during the year ended December 31, 2020 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2019	Charges	Amount Paid	Adjustments	December 31, 2020
Employee severance, benefits and related costs
February 2019 Reduction	75	—	(75)	—	—
September 2020 Reduction	—	11,563	(661)	—	10,902
Total	$75	$11,563	$(736)	$—	$10,902

Contract related costs
August 2018 Reduction	$104	$—	$—	$(104)	$—
September 2020 Reduction	—	108	(103)	—	5
Total	$104	$108	$(103)	$(104)	$5

The following table summarizes the accrued liabilities activity recorded in connection with the reductions in workforce and related restructuring activities during the year ended December 31, 2019 (in thousands):

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

19. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2020
Total revenues (1)	$79,943	$89,432	$103,468	$116,680	$389,523
Total cost and expenses (2)	66,716	56,719	57,852	65,296	246,583
Other expense, net (3)	(9,882)	(7,509)	(9,804)	(6,884)	(34,079)
Net income and comprehensive income	3,345	25,204	34,423	43,204	106,176
Net income per share—basic	0.02	0.16	0.22	0.27	0.67
Net income per share—diluted	0.02	0.16	0.21	0.27	0.66

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2019
Total revenues (4)	$68,730	$102,215	$131,167	$126,301	$428,413
Total cost and expenses (5)	85,663	80,638	65,280	76,709	308,290
Other expense, net (6)	(4,912)	(9,294)	(45,239)	(1,735)	(61,180)
Net (loss) income from continuing operations	(21,846)	12,283	20,648	47,858	58,943
Net loss from discontinued operations(7)	(37,438)	—	—	—	(37,438)
Net income (loss) and comprehensive income (loss)	(59,284)	12,283	20,648	47,858	21,505
Income per share from continuing operations, net of income taxes—basic	$(0.14)	$0.08	$0.13	$0.31	$0.38
Income per share from continuing operations, net of income taxes—diluted	(0.14)	0.08	0.13	0.30	0.38
Net loss per share from discontinued operations—basic and diluted	(0.24)	—	—	—	(0.24)
Net income (loss) per share—basic	(0.38)	0.08	0.13	0.31	0.14
Net income (loss) per share—diluted	(0.38)	0.08	0.13	0.30	0.14
(1)	Total revenues includes approximately $8.0 million of revenue from sales of linaclotide API to the Company’s linaclotide partners for the year ended December 31, 2020.
(2)	Total costs and expenses includes approximately $15.4 million in restructuring expenses for the year ended December 31, 2020.
(3)	Other expense, net includes approximately $6.1 million loss on fair value remeasurement of derivatives for the year ended December 31, 2020.
(4)	Total revenues includes approximately $48.8 million of revenue from sales of linaclotide API to the Company’s linaclotide partners, primarily driven by the commercialization of linaclotide in Japan for the year ended December 31, 2019, as well as approximately $32.4 million related to the non-contingent payments from the Amended AstraZeneca Agreement and a $10.0 million upfront fee from the Amended Astellas License Agreement, both executed during the third quarter of 2019.
(5)	Total costs and expenses includes approximately $3.6 million in restructuring expenses for the year ended December 31, 2019, as well as approximately $3.2 million related to the gain on lease modification in April 2019.
(6)	Other expense, net includes approximately $31.0 million in loss on extinguishment of debt related to the partial repurchase of the 2022 Convertible Notes and the redemption of the 2026 Notes, and approximately $3.0 million gain on fair value remeasurement of derivatives for the year ended December 31, 2019.
(7)	During the year ended December 31, 2019, the Company completed the Separation. Certain amounts related to Cyclerion have been reclassified as discontinued operations for the year ended December 31, 2019.

20. Subsequent Events

On February 4, 2021, Mark Mallon notified the Company that he is resigning from his position as Chief Executive Officer of the Company and a member of the Company’s board of directors, in each case effective March 12, 2021 (the “Transition Date”). Upon the Transition Date, Thomas McCourt, who is the President of the Company, also will become the Company’s interim Chief Executive Officer. Mr. Mallon’s resignation is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.