Form 10-Q
period 2021-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2021-05-06
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 161,966,737 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

●	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
●	the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.;
●	the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners;
●	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;
●	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;
●	our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale;
●	our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements;
●	the ability of our product candidates to meet existing or future regulatory standards;
●	the safety profile and related adverse events of our products and our product candidates;
●	the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;
●	our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;
●	our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements;
●	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
●	the in-licensing or acquisition of externally discovered businesses, products or technologies, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions;

●	our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting;
●	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions and capped call transactions described herein;
●	asset impairments, and the drivers thereof, and purchase commitments;
●	our ability to compete with other companies that are or may be developing or selling products that are competitive with our products and product candidates;
●	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform;
●	trends and challenges in our potential markets;
●	our ability to attract, motivate and retain key personnel;
●	the financial and operational impacts of the COVID-19 pandemic on our business and results of operations, including impacts on our day-to-day operations, collaborative arrangements revenue and marketing efforts, manufacturing and supply chain and clinical development of our pipeline; and
●	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$438,469	$362,564
Accounts receivable, net	87,152	122,351
Prepaid expenses and other current assets	10,890	9,189
Restricted cash	1,735	1,735
Total current assets	538,246	495,839
Restricted cash, net of current portion	485	485
Accounts receivable, net of current portion	23,563	23,401
Property and equipment, net	8,501	8,929
Operating lease right-of-use assets	16,279	16,576
Convertible note hedges	11,346	13,065
Other assets	924	943
Total assets	$599,344	$559,238
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$842	$661
Accrued research and development costs	1,254	1,898
Accrued expenses and other current liabilities	18,363	26,486
Current portion of operating lease liabilities	3,144	3,128
Total current liabilities	23,603	32,173
Note hedge warrants	7,979	12,088
Convertible senior notes	436,078	430,256
Operating lease obligations, net of current portion	19,862	20,318
Other liabilities	1,630	1,763
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 161,931,012 shares issued and outstanding at March 31, 2021 and 500,000,000 shares authorized and 160,616,675 shares issued and outstanding at December 31, 2020	162	161
Additional paid-in capital	1,536,160	1,528,535
Accumulated deficit	(1,426,130)	(1,466,056)
Total stockholders’ equity	110,192	62,640
Total liabilities and stockholders’ equity	$599,344	$559,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Collaborative arrangements revenue	$88,665	$74,445
Sale of active pharmaceutical ingredient	180	5,498
Total revenues	88,845	79,943
Cost and expenses:
Cost of revenues	—	2,239
Research and development	15,484	28,027
Selling, general and administrative	27,652	36,450
Restructuring expenses	311	—
Total cost and expenses	43,447	66,716
Income from operations	45,398	13,227
Other (expense) income:
Interest expense	(7,626)	(7,220)
Interest and investment income	196	777
Gain (loss) on derivatives	2,390	(3,466)
Other income	—	27
Other expense, net	(5,040)	(9,882)
Income before income taxes	40,358	3,345
Income tax expense	(432)	—
Net income and comprehensive income	$39,926	$3,345

Net income per share—basic	$0.25	$0.02
Net income per share—diluted	$0.25	$0.02

Weighted average shares used in computing net income per share—basic:	160,967	158,374
Weighted average shares used in computing net income per share—diluted:	162,347	159,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	160,616,675	161	1,528,535	(1,466,056)	62,640
Issuance of common stock related to share-based awards and employee stock purchase plan	1,314,337	1	2,229	—	2,230
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	5,396	—	5,396
Net income	—	—	—	39,926	39,926
Balance at March 31, 2021	161,931,012	$162	$1,536,160	$(1,426,130)	$110,192

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2019	157,535,962	$158	$1,478,823	$(1,572,232)	$(93,251)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,832,164	1	11,984	—	11,985
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,364	—	6,364
Net income	—	—	—	3,345	3,345
Balance at March 31, 2020	159,368,126	$159	$1,497,171	$(1,568,887)	$(71,557)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$39,926	$3,345
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	410	682
Loss on disposal of property and equipment	17	16
Share-based compensation expense	5,396	6,364
Change in fair value of note hedge warrants	(4,109)	(12,053)
Change in fair value of convertible note hedges	1,719	15,519
Non-cash interest expense	5,822	5,416
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	35,037	35,941
Prepaid expenses and other current assets	(1,681)	301
Operating lease right-of-use assets	297	296
Other assets	19	(51)
Accounts payable, related party accounts payable and accrued expenses	(7,942)	(11,768)
Accrued research and development costs	(644)	(670)
Operating lease liabilities	(440)	294
Other liabilities	(133)	(29)
Net cash provided by operating activities	73,694	43,603
Cash flows from investing activities:
Purchases of property and equipment	—	(1,438)
Net cash used in investing activities	—	(1,438)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,211	11,955
Net cash provided by financing activities	2,211	11,955
Net increase in cash, cash equivalents and restricted cash	75,905	54,120
Cash, cash equivalents and restricted cash, beginning of period	364,784	179,244
Cash, cash equivalents and restricted cash, end of period	$440,689	$233,364

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$438,469	$231,143
Restricted cash	2,220	2,221
Total cash, cash equivalents, and restricted cash	$440,689	$233,364

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

The Company has strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world. The Company and its partner, AbbVie Inc. (together with its affiliates, “AbbVie”) (successor to Allergan plc), began commercializing LINZESS in the U.S. in December 2012. Under the Company’s collaboration for North America with AbbVie, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between the Company and AbbVie. Additionally, development costs are shared equally between the Company and AbbVie. AbbVie also has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China (including Hong Kong and Macau), Japan and the countries and territories of North America (the “AbbVie License Territory”). On a country-by-country and product-by-product basis in the AbbVie License Territory, AbbVie pays the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, AbbVie has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adults with chronic constipation in Japan. In August 2019, the Company amended and restated its license agreement with Astellas. Effective in 2020, the Company is no longer responsible for the supply of linaclotide active pharmaceutical ingredient (“API”) to Astellas (Note 4).

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

These and other agreements are more fully described in Note 4, Collaboration, License, Promotion and Other Commercial Agreements, to these condensed consolidated financial statements.

On April 1, 2019, Ironwood completed the separation (the “Separation”) of its soluble guanylate cyclase business, and certain other assets and liabilities, into Cyclerion Therapeutics, Inc. (“Cyclerion”). The Separation was effected by means of a distribution of all of the outstanding shares of common stock, with no par value, of Cyclerion through a dividend of all outstanding shares of Cyclerion’s common stock, to Ironwood’s stockholders of record as of the close of business on March 19, 2019.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 17, 2021 (the “2020 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2021, and the results of its operations for the three months ended March 31, 2021 and 2020, its statements of stockholders’ equity for the three months ended March 31, 2021 and 2020, and its cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries as of March 31, 2021, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the condensed consolidated financial statements include those related to revenue recognition; accounts receivable; useful lives of long-lived assets, impairment of long-lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; valuation procedures for the issuance and repurchase of convertible notes; balance sheet classification of convertible notes; fair value of derivatives; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2020 Annual Report on Form 10-K. During the three months ended March 31, 2021, the Company did not adopt any additional significant accounting policies, except as outlined below.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2021 that had a material effect on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 during the three months ended March 31, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial position and results of operations.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under ASU 2020-06, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated under previously existing guidance. The new guidance also requires the if-converted method to be applied for all convertible instruments. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. Upon adoption, entities may apply the new standard on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact that the adoption of ASU 2020-06 may have on its financial position and results of operations.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the condensed consolidated financial statements upon future adoption.

3. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income	$39,926	$3,345
Denominator:
Weighted average number of common shares outstanding used in computing net income per share — basic	160,967	158,374
Effect of dilutive securities:
Stock options	268	710
Time-based restricted stock units	957	647
Performance-based restricted stock units	13	—
Restricted stock	136	134
Shares subject to issuance under Employee Stock Purchase Plan	6	105
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income per share — diluted	162,347	159,970
Net income per share — basic	0.25	0.02
Net income per share — diluted	$0.25	$0.02

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Stock options	10,566	15,647
Restricted stock awards	25	—
Shares subject to repurchase	—	182
Time-based restricted stock units	407	4,945
Performance-based restricted stock units	20	543
Shares subject to issuance under Employee Stock Purchase Plan	—	105
Note Hedge Warrants	8,318	8,318
2022 Convertible Notes	8,318	8,318
2024 Convertible Notes	14,934	14,934
2026 Convertible Notes	14,934	14,934
Total	57,522	67,926

The potentially dilutive impact of the 2022 Convertible Notes, 2024 Convertible Notes and 2026 Convertible notes (together, the “Convertible Senior Notes”) (Note 8) is determined using the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Convertible Senior Notes because the Company has the intent and ability to settle the Convertible Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted net income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s Class A Common Stock during the reporting period is in excess of the conversion price of the Convertible Senior Notes. There was no calculated spread added to the denominator for three months ended March 31, 2021 or 2020.

4. Collaboration, License, Promotion and Other Commercial Agreements

For the three months ended March 31, 2021, the Company had linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The Company also had an agreement with Alnylam to perform disease awareness activities for AHP and sales detailing activities for GIVLAARI. The following table provides amounts included in the Company’s consolidated statements of income as collaborative arrangements revenue and sale of API primarily attributable to transactions from these arrangements (in thousands):

	Three Months Ended
	March 31,
Collaborative Arrangements Revenue	2021	2020
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$86,499	$71,692
AbbVie (Europe and other)	600	643
AstraZeneca (China, including Hong Kong and Macau)	210	332
Astellas (Japan)	496	479
Co-Promotion and Other Agreements:
Alnylam (GIVLAARI)	456	945
Other	404	354
Total collaborative arrangements revenue	$88,665	$74,445
Sale of API
Linaclotide Agreements:
AstraZeneca (China, including Hong Kong and Macau)	21	5,498
Other	159	—
Total sale of API	$180	$5,498

Accounts receivable, net, included $110.7 million and $145.8 million primarily related to collaborative arrangements revenue and sale of API, collectively, as of March 31, 2021 and December 31, 2020, respectively. Accounts receivable, net, included $85.6 million and $110.9 million due from the Company’s partner, AbbVie, net of $3.9 million and $4.3 million of accounts payable, as of March 31, 2021 and December 31, 2020, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the three months ended March 31, 2021 and 2020.

Linaclotide Agreements

Collaboration Agreement for North America with AbbVie

In September 2007, the Company entered into a collaboration agreement with AbbVie to develop and commercialize linaclotide for the treatment of IBS-C, CIC, and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with AbbVie all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. AbbVie is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. As of March 31, 2021, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $80.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur, and the associated constraints have been lifted.

During the three months ended March 31, 2021 and 2020, the Company incurred $1.8 million and $6.6 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $2.9 million and $0.8 million in research and development costs during the three months ended March 31, 2021 and 2020, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

Under the Company’s collaboration agreement with AbbVie for North America, LINZESS net sales are calculated and recorded by AbbVie and include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions, as noted above. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S. less commercial expenses on a net basis, and presents the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. This treatment is in accordance with the Company’s revenue recognition policy, given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with AbbVie for North America. The Company relies on AbbVie to provide accurate and complete information related to net sales of LINZESS in accordance with U.S. generally accepted accounting principles in order to calculate its settlement payments to and from AbbVie and record collaboration expense or collaborative arrangements revenue, as applicable.

The Company recognized collaborative arrangements revenue from the AbbVie collaboration agreement for North America during the three months ended March 31, 2021 and 2020 as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$85,949	$71,142
Royalty revenue	550	550
Total collaborative arrangements revenue	$86,499	$71,692

The collaborative arrangements revenue recognized in the three months ended March 31, 2021 and 2020 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The following table presents selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Selling, general and administrative costs incurred by the Company (1)	$7,005	$8,674
(1)	Excludes $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, related to patent prosecution and patent litigation costs recognized in connection with the collaboration agreement with AbbVie.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.6 million of combined royalty revenues from Canada and Mexico during each of the three months ended March 31, 2021 and 2020.

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

The Company recognized $0.6 million of royalty revenue from the Amended European License Agreement during each of the three months ended March 31, 2021 and 2020.

License Agreement for Japan with Astellas

In November 2009, the Company entered into a license agreement with Astellas, as amended, to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in Japan (the “2009 License Agreement with Astellas”). Astellas is responsible for all activities relating to development, regulatory approval and commercialization in Japan as well as funding the associated costs and the Company was required to participate on a joint development committee over linaclotide’s development period. Under the 2009 License Agreement with Astellas, the Company received an upfront licensing fee of $30.0 million and three development milestone payments that totaled $45.0 million and has no remaining performance obligations.

In April 2017, the Company and Astellas entered into a commercial API supply agreement (the “Astellas Commercial Supply Agreement”). Pursuant to the Astellas Commercial Supply Agreement, the Company sold linaclotide API supply to Astellas at a contractually defined rate and recognized related revenue as sale of API. Under the 2009 License Agreement with Astellas, the Company received royalties which escalated based on sales volume, beginning in the low-twenties percent, less the transfer price paid for the API included in the product sold and other contractual deductions.

In August 2019, the Company and Astellas amended and restated the 2009 License Agreement with Astellas (the “Amended Astellas License Agreement”). This amendment to the 2009 License Agreement with Astellas was accounted for as a separate contract. Under the terms of the Amended Astellas License Agreement, the Company is no longer responsible for the supply of linaclotide API to Astellas, and Astellas assumed responsibility for its own supply of linaclotide API in Japan in 2020, other than minimal quantities of API the Company supplied to Astellas in 2020 relating to orders for linaclotide API placed by Astellas in 2019.

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

The Company allocated the $10.0 million upfront payment to the delivery of the expanded license of intellectual property and recognized it as collaborative arrangements revenue at contract inception. The Company allocated the $20.4 million in remaining purchase orders for API to the obligation to supply linaclotide API to Astellas for 2019. Consideration for the supply of linaclotide API was recognized over the performance period as linaclotide API is shipped to Astellas. Consideration allocated to the adverse event reporting services was recognized as such services were provided over the performance period based on the amount to which the Company has a right to invoice.

Royalties on sales of LINZESS in Japan relate predominantly to the license granted to Astellas. Accordingly, the Company applies the sales-based royalty exception and records royalties on sales of LINZESS in Japan in the period earned based on royalty reports from its partner, if available, or the projected sales and historical trends.

The Company recognized $0.5 million and $0.4 million of royalty revenue during the three months ended March 31, 2021 and 2020, respectively. The Company recognized an insignificant amount of collaborative arrangements revenue related to adverse event reporting services in the three months ended March 31, 2020 prior to the termination of such services.

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

The Company determined that the non-contingent payments should be allocated to the delivery of the expanded AstraZeneca License. The Company determined that the performance obligation related to the transfer of the AstraZeneca License was satisfied as of the execution date of the Amended AstraZeneca Agreement. As a portion of the payments relating to the transfer of the AstraZeneca License are due significantly after the performance obligation was satisfied, the Company adjusted its transaction price for the significant financing component of $2.6 million. Accordingly, the Company recognized $32.4 million in 2019 relating to the delivery of the AstraZeneca License as collaborative arrangements revenue at contract inception and is recognizing the $2.6 million relating to the significant financing component as interest income through 2024 using the effective interest method. Consideration allocated to the AstraZeneca TSA services will be recognized as collaborative arrangements revenue as such services are provided over the performance period based on the amount to which the Company has a right to invoice. Consideration for the supply of linaclotide API, finished drug product and finished goods under the AstraZeneca CSA was recognized over the performance period as linaclotide API, finished drug product and finished goods were shipped to AstraZeneca.

During the three months ended March 31, 2021, the Company recognized $0.2 million in collaborative arrangements revenue related to the Amended AstraZeneca License, of which $0.1 million related to the AstraZeneca TSA services and $0.1 million related to royalties. During the three months ended March 31, 2020, the Company recognized $0.3 million in collaborative arrangements revenue related to the Amended AstraZeneca License, of which $0.2 million related to the AstraZeneca TSA services and $0.1 million related to royalties. Additionally, the Company recognized $5.5 million in sales of API relating to the supply of linaclotide finished drug product and finished goods under the AstraZeneca CSA during the three months ended March 31, 2020.

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

Under the Alnylam Agreement, the Company received service fees, totaling $5.5 million for services rendered through December 31, 2020. In connection with the amendment of the Alnylam Agreement, beginning in 2021, the Company no longer receives service fees. The Company is eligible to receive royalties based on a percentage of net sales of GIVLAARI that are directly attributable to the Company’s promotional efforts over the term of the agreement. The Company identified the following performance obligation under the Alnylam Agreement:

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

During the three months ended March 31, 2020, the Company recognized $0.9 million in collaborative arrangements revenue related to the service fees. During the three months ended March 31, 2021 and 2020, the Company recognized $0.5 million and an insignificant amount, respectively, in royalty revenue.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$422,454	$422,454	$—	$—
Restricted cash:
Money market funds	2,220	2,220	—	—
Convertible note hedges	11,346	—	—	11,346
Total assets measured at fair value	$436,020	$424,674	$—	$11,346
Liabilities:
Note hedge warrants	$7,979	$—	$—	$7,979
Total liabilities measured at fair value	$7,979	$—	$—	$7,979

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$349,014	$349,014	$—	$—
Restricted cash:
Money market funds	2,221	2,221	—	—
Convertible note hedges	13,065	—	—	13,065
Total assets measured at fair value	$364,300	$351,235	$—	$13,065
Liabilities:
Note hedge warrants	$12,088	$—	$—	$12,088
Total liabilities measured at fair value	$12,088	$—	$—	$12,088

There were no transfers between fair value measurement levels during each of the three months ended March 31, 2021 or 2020.

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at March 31, 2021 and December 31, 2020 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants with Respect to 2022 Convertible Notes

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, respectively, and are classified as Level 3 measurements under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of March 31, 2021 included the price per share of the Company’s Class A Common Stock, expected terms of the derivative instruments, strike prices of the derivative instruments, risk-free interest rates, and expected volatility of the Company’s Class A Common Stock. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of March 31, 2021 and December 31, 2020:

	Three Months Ended		Year Ended
	March 31, 2021		December 31, 2020
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	0.1%	0.1%	0.1%	0.1%
Expected term	1.2	1.8	1.5	2.0
Stock price (2)	$11.18	$11.18	$11.39	$11.39
Strike price (3)	$14.51	$18.82	$14.51	$18.82
Common stock volatility (4)	48.9%	45.9%	46.7%	50.3%
Dividend yield (5)	—%	—%	—%	—%
(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the quarters ended March 31, 2021 and December 31, 2020, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting date and changes in fair value are recorded in other (expense) income, net within the Company’s condensed consolidated statements of income.

The following table reflects the change in the Company’s Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2020 through March 31, 2021 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2020	$13,065	$(12,088)
Change in fair value, recorded as a component of (loss) gain on derivatives	(1,719)	4,109
Balance at March 31, 2021	$11,346	$(7,979)

Convertible Senior Notes

In June 2015, the Company issued $335.7 million aggregate principal amount of its 2022 Convertible Notes. In August 2019, the Company issued $200.0 million aggregate principal amount of its 2024 Convertible Notes and $200.0 million aggregate principal amount of its 2026 Convertible Notes, and used a portion of the proceeds from such issuances to repurchase $215.0 million aggregate principal amount of its 2022 Convertible Notes. The Company separately accounted for the liability and equity components of each of the 2022 Convertible Notes, 2024 Convertible Notes, and 2026 Convertible Notes, by allocating the proceeds between the liability component and equity component (Note 8). The fair value of the respective convertible senior notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A Common Stock and the volatility thereof, and the prices for the respective convertible senior notes observed in market trading, which are Level 2 inputs.

The estimated fair value of the 2022 Convertible Notes was $130.1 million and $130.2 million as of March 31, 2021 and December 31, 2020, respectively. The estimated fair value of the 2024 Convertible Notes was $220.9 million and $222.3 million as of March 31, 2021 and December 31, 2020, respectively. The estimated fair value of the 2026 Convertible Notes was $225.9 million and $224.1 million as of March 31, 2021 and December 31, 2020, respectively.

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls with certain financial institutions. The Capped Calls cover 29,867,480 shares of Class A Common Stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes, and have a cap price of approximately $17.05 per share (Note 8). The strike price and cap price are subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes. These instruments meet the conditions outlined in ASC Topic 815, Derivatives and Hedging (“ASC 815”), to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met (Note 8).

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued incentive compensation	$3,070	$8,719
Accrued vacation	2,612	2,625
Professional fees	977	530
Accrued interest	2,105	301
Salaries	1,408	627
Other employee benefits	838	1,442
Restructuring liabilities	5,475	10,510
Other	1,878	1,732
Total accrued expenses and other current liabilities	$18,363	$26,486

As of March 31, 2021, other accrued expenses of $1.9 million included $1.4 million related to uninvoiced vendor liabilities and $0.3 million related to state income taxes payable. As of December 31, 2020, other accrued expenses of $1.7 million included $1.6 million of uninvoiced vendor liabilities.

7. Leases

The Company’s lease portfolio for the three months ended March 31, 2021 includes: an office lease for its current headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s office lease and vehicle lease require letters of credit to secure the Company’s obligations under the lease agreements totaling $2.2 million and are collateralized by money market accounts recorded as restricted cash on the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost during period, net	$631	$633
Short-term lease cost	214	372
Total lease cost	$845	$1,005

Supplemental information related to leases for the periods reported is as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$773	$43
Weighted-average remaining lease term of operating leases (in years)	9.0	10.0
Weighted-average discount rate of operating leases	5.8%	5.8%

Future minimum lease payments under non-cancelable operating leases as of March 31, 2021 are as follows (in thousands):

Operating
Lease
Payments
2021(1)	$2,355
2022	3,129
2023	3,065
2024	3,126
2025	3,189
2026 and thereafter	14,855
Total future minimum lease payments	29,719
Less: present value adjustment	(6,713)
Operating lease liabilities at March 31, 2021	23,006
Less: current portion of operating lease liabilities	(3,144)
Operating lease liabilities, net of current portion	$19,862

(1) For the nine months ending December 31, 2021.

Summer Street Lease

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

At lease inception, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At March 31, 2021, the balances of the right-of-use asset and operating lease liability were $16.3 million and $22.8 million, respectively. At December 31, 2020, the balances of the right-of-use asset and operating lease liability were $16.6 million and $23.2 million, respectively.

Lease costs recorded during each of the three months ended March 31, 2021 and 2020 were $0.6 million.

8. Notes Payable

2.25% Convertible Senior Notes due 2022

In June 2015, the Company issued $335.7 million aggregate principal amount of the 2022 Convertible Notes. The Company received net proceeds of $324.0 million from the sale of the 2022 Convertible Notes, after deducting fees and expenses of $11.7 million. The Company used $21.1 million of the net proceeds from the sale of the 2022 Convertible Notes to pay the net cost of the Convertible Note Hedges (after such cost was partially offset by the proceeds to the Company from the sale of the Note Hedge Warrants), as described below.

The 2022 Convertible Notes are governed by an indenture (the “2022 Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The 2022 Convertible Notes are senior unsecured obligations and bear cash interest at the annual rate of 2.25%, payable on June 15 and December 15 of each year. The 2022 Convertible Notes will mature on June 15, 2022, unless earlier converted or repurchased. The Company may settle conversions of the 2022 Convertible Notes through payment or delivery, as the case may be, of cash, shares of the Company’s Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s option (subject to, and in accordance with, the settlement provisions of the 2022 Indenture). The initial conversion rate for the 2022 Convertible Notes was 60.3209 shares of Class A Common Stock (subject to adjustment as provided for in the 2022 Indenture) per $1,000 principal amount of the 2022 Convertible Notes, which was equal to an initial conversion price of $16.58 per share and 20,249,665 shares.

In connection with the Separation, in April 2019, the conversion rate under the 2022 Indenture was adjusted to equal 68.9172 shares of Class A Common Stock per $1,000 principal amount of the 2022 Convertible Notes, which is equal to an adjusted conversion price of $14.51 per share and 23,135,435 shares.

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

Upon the occurrence of certain fundamental changes, as described in the 2022 Indenture, holders of the 2022 Convertible Notes may require the Company to repurchase for cash all or part of their 2022 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest. If a make-whole fundamental change, as described in the 2022 Indenture, occurs and a holder elects to convert its 2022 Convertible Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the 2022 Indenture.

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

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes in August 2019, the Company repurchased $215.0 million aggregate principal amount of the 2022 Convertible Notes. The 2022 Convertible Notes were repurchased at a premium totaling $227.3 million. The Company recognized a loss on extinguishment of debt of $23.4 million during the year ended December 31, 2019 related to the prepayment premium and proportional write-off of the 2022 Convertible Notes unamortized debt issuance costs and unamortized debt discount. Additionally, the repurchase resulted in a reduction to additional paid-in capital of $27.0 million during the year ended December 31, 2019 related to the equity component of the 2022 Convertible Notes.

0.75% Convertible Senior Notes due 2024 and 1.50% Convertible Senior Notes due 2026

In August 2019, the Company issued $200.0 million aggregate principal amount of the 2024 Convertible Notes and $200.0 million aggregate principal amount of the 2026 Convertible Notes. The Company received net proceeds of $391.0 million from the sale of the 2024 Convertible Notes and 2026 Convertible Notes, after deducting fees and expenses of $9.0 million. The Company used $25.2 million of the net proceeds from the sale of the 2024 Convertible Notes and 2026 Convertible Notes to pay the cost of the Capped Calls, as described below. For purposes of this section, “Notes” refer to the 2024 Convertible Notes and the 2026 Convertible Notes, collectively.

The 2024 Convertible Notes and 2026 Convertible Notes were issued by the Company on August 12, 2019, pursuant to separate Indentures, each dated as of such date (each an “Indenture” and together the “Indentures”), between the Company and the Trustee. The 2024 Convertible Notes bear cash interest at the annual rate of 0.75% and the 2026 Convertible Notes bear cash interest at the annual rate of 1.50%, each payable on June 15 and December 15 of each year. The 2024 Convertible Notes will mature on June 15, 2024 and the 2026 Convertible Notes will mature on June 15, 2026, unless earlier converted or repurchased. The Company will settle conversions of the 2024 Convertible Notes and 2026 Convertible Notes through payment or delivery, as the case may be, of cash, shares of the Company’s Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s option (subject to, and in accordance with, the settlement provisions of the applicable Indenture). The initial conversion rate for each of the 2024 Convertible Notes and the 2026 Convertible Notes is 74.6687 shares of Class A Common Stock (subject to adjustment as provided for in the applicable Indenture) per $1,000 principal amount of the 2024 Convertible Notes and 2026 Convertible Notes, which is equal to an initial conversion price of $13.39 per share.

Holders of the 2024 Convertible Notes and 2026 Convertible Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2023, with respect to the 2024 Convertible Notes, and December 15, 2025, with respect to the 2026 Convertible Notes, in multiples of $1,000 principal amount, only under the following circumstances:

●	during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

●	during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in each Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Class A Common Stock and the conversion rate for the Notes on each such trading day; or

●	upon the occurrence of specified corporate events described in each Indenture.

On or after December 15, 2023, with respect to the 2024 Convertible Notes, and December 15, 2025, with respect to the 2026 Convertible Notes, until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, the holders of the Notes may convert their Notes, in multiples of $1,000 principal amount, regardless of the foregoing conditions.

Upon the occurrence of fundamental changes, as described in the Indentures, prior to the maturity date of the respective Notes, holders of such Notes may require the Company to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If a make-whole fundamental change, as described in the Indentures, occurs and a holder elects to convert its Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the Indentures.

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

The Company’s outstanding balances for the convertible senior notes as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Liability component:
Principal:
2022 Convertible Notes	$120,699	$120,699
2024 Convertible Notes	200,000	200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt discount	(78,476)	(83,900)
Less: unamortized debt issuance costs	(6,145)	(6,543)
Net carrying amount	$436,078	$430,256
Equity component:
2022 Convertible Notes	19,807	19,807
2024 Convertible Notes	41,152	41,152
2026 Convertible Notes	51,350	51,350
Total equity component	$112,309	$112,309

In connection with the issuance of the 2022 Convertible Notes, the Company incurred $11.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity components totaling $4.0 million were recorded as a reduction to additional paid-in capital upon issuance. The portion of these costs allocated to the liability components totaling $7.7 million were recorded as a reduction in the carrying value of the debt on the consolidated balance sheet and are amortized to interest expense using the effective interest method over the expected life of the 2022 Convertible Notes. In connection with the partial repurchase of the 2022 Convertible Notes, the Company recorded a loss on extinguishment of debt of $23.4 million, of which $2.8 million related to the initial debt issuance costs, during the year ended December 31, 2019.

The Company determined the expected life of the 2022 Convertible Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Convertible Notes for the period from the date of issuance through June 30, 2019 was 9.34%. From the date of the partial repurchase of the 2022 Convertible Notes in August 2019 through March 31, 2021, the effective interest rate on the liability component of the 2022 Convertible Notes was 9.8%.

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company incurred $9.0 million of debt issuance costs, which primarily consisted of initial purchaser’s discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity components totaling $2.1 million were recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability components totaling $6.9 million were recorded as a reduction in the carrying value of the debt on the consolidated balance sheet and are amortized to interest expense using the effective interest method over the expected lives of the 2024 Convertible Notes and the 2026 Convertible Notes.

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective interest rates on the liability components of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through March 31, 2021 was 6.3% and 6.7%, respectively.

The following table sets forth total interest expense recognized related to convertible senior notes during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Contractual interest expense	$1,804	$1,805
Amortization of debt issuance costs	398	346
Amortization of debt discount	5,424	5,069
Total interest expense	$7,626	$7,220

Future minimum payments under the convertible senior notes as of March 31, 2021, are as follows (in thousands):

2021(1)	$7,216
2022	126,557
2023	4,500
2024	203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	546,523
Less: amounts representing interest	(25,824)
Less: unamortized debt discount	(78,476)
Less: unamortized debt issuance costs	(6,145)
Convertible senior notes balance	$436,078

(1) For the nine months ending December 31, 2021.

Convertible Note Hedge and Note Hedge Warrant Transactions with Respect to 2022 Convertible Notes

To minimize the impact of potential dilution to the Company's Class A common stockholders upon conversion of the 2022 Convertible Notes, the Company entered into the Convertible Note Hedges covering 20,249,665 shares of the Company’s Class A Common Stock in connection with the issuance of the 2022 Convertible Notes. The Convertible Note Hedges had an initial exercise price of $16.58 per share, subject to adjustment upon the occurrence of certain corporate events or transactions, and are exercisable if the 2022 Convertible Notes are converted. In connection with the adjustment to the conversion rate of the 2022 Convertible Notes related to the Separation in April 2019, the exercise price of the Convertible Note Hedges was adjusted to $14.51 per share and the number of shares underlying the

Convertible Note Hedges was increased to 23,135,435 shares. If upon conversion of the 2022 Convertible Notes, the price of the Company’s Class A Common Stock is above the exercise price of the Convertible Note Hedges, the counterparties are obligated to deliver shares of the Company’s Class A Common Stock and/or cash with an aggregate value equal to the difference between the price of the Company’s Class A Common Stock at the conversion date and the exercise price, multiplied by the number of shares of the Company’s Class A Common Stock related to the Convertible Note Hedge being exercised.

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

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and are not part of the terms of the 2022 Convertible Notes. Holders of the Convertible Note Hedges and the Note Hedge Warrants do not have any rights with respect to the 2022 Convertible Notes. The Company paid $91.9 million for the Convertible Note Hedges and received $70.8 million for the Note Hedge Warrants, resulting in a net cost to the Company of $21.1 million.

In August 2019, concurrently with the repurchase of $215.0 million aggregate principal amount of the 2022 Convertible Notes, the Company terminated the respective portion of the Convertible Note Hedges and Note Hedge Warrants. The Company received $3.2 million of termination payments from the counterparties of the Convertible Note Hedges and Note Hedge Warrants.

The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC 815, and are remeasured to fair value at each reporting date (Note 5).

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

To minimize the impact of potential dilution to the Company’s Class A common stockholders upon conversion of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into separate Capped Calls in connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes. The Company paid the counterparties $25.2 million to enter into the Capped Calls.

The Capped Calls have an initial strike price of $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes and is subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have a cap price of $17.05 per share, subject to certain adjustments. The Capped Calls cover 29,867,480 shares of Class A Common Stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes.

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

The Capped Calls are separate transactions entered into by and between the Company and the Capped Calls counterparties and are not part of the terms of the 2024 Convertible Notes or the 2026 Convertible Notes. Holders of the 2024 Convertible Notes and the 2026 Convertible Notes do not have any rights with respect to the Capped Calls. The Company recorded a reduction to additional paid-in capital of $25.0 million during the year ended December 31, 2019 related to the premium payments for the Capped Calls. Additionally, the Company recorded an $0.2 million reduction to equity related to transaction costs incurred in connection with the Capped Calls during the year ended December 31,

2019. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

9. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$1,243	$1,396
Selling, general and administrative	4,043	4,968
Restructuring expenses	110	—
	$5,396	$6,364

Restructuring expenses include modifications to share-based awards held by employees impacted by certain workforce reductions (Note 12).

10. Income Taxes

The Company recorded income tax expense of $0.4 million for the three months ended March 31, 2021. Income tax expense primarily pertains to state income taxes in certain states which have temporarily disallowed the use of net operating losses to offset taxable income. There was no income tax provision for the three months ended March 31, 2020. The income tax provision during interim periods is computed by applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus adjustments for significant unusual or infrequently occurring items, in accordance with ASC 740-270, Income Taxes – Interim Reporting. The income tax provision differs from the U.S. federal statutory rate of 21% primarily due to the effect the valuation allowance against the Company’s net deferred tax assets, which reduces the Company’s net tax expense.

The Company continues to record a full valuation allowance against net deferred tax assets. The Company re-evaluates the positive and negative evidence on a quarterly basis. Based on the Company’s financial performance and its future projections, it may record a reversal of all or a portion of the valuation allowance associated with its deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.

11. Related Party Transactions

The Company previously reflected balances with Allergan plc prior to its acquisition by AbbVie in May 2020 as related party receivables and payables, as appropriate. Following the acquisition of Allergan plc by AbbVie, the Company determined that AbbVie is not a related party to the Company.

In connection with the Separation, the Company executed certain contracts with Cyclerion, whose President and Chief Scientific Officer at the time of the Separation became a member of the Company’s Board of Directors in April 2019. As of December 31, 2020, the Company determined that Cyclerion was no longer considered a related party. The Company incurred $1.0 million of research and development expenses under a development agreement with Cyclerion during the three months ended March 31, 2020. Additionally, the Company incurred an insignificant amount of selling, general and administrative expenses for services provided by Cyclerion and recorded an insignificant amount of other income for services provided to Cyclerion during the three months ended March 31, 2020 under transition services agreements, which terminated on March 31, 2020.

12. Workforce Reduction and Restructuring

In September 2020, the Company announced that one of its two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet certain criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, the Company discontinued development of IW-3718. In connection with this decision, the Company reduced its workforce by approximately 100 full-time employees. This workforce reduction affected both field-based and home-office employees, including the relevant general and administrative support functions, and was substantially completed during the fourth quarter of 2020. The Company incurred $0.3 million during the three months ended March 31, 2021 in restructuring expenses, primarily for severance, benefits and related costs related to this reduction in force.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce and related restructuring activities during the three months ended March 31, 2021 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2020	Charges	Amount Paid	Adjustments	March 31, 2021
Employee severance, benefits and related costs	$10,902	$811	$(5,593)	$(316)	$5,804
Contract related costs	5	49	(47)	—	7
Total	$10,907	$860	$(5,640)	$(316)	$5,811

13. Subsequent Events

On May 4, 2021, the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of the Company’s common stock. Unless it is terminated or suspended prior to its expiration, the stock repurchase program will remain in effect until December 31, 2022. The timing and amount of any repurchases will be determined based on market conditions, stock price and other factors. The stock repurchase program may be modified, suspended or discontinued at any time without notice. Repurchases may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades, exchange transactions, accelerated share repurchase transactions or any combination of such methods.

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

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie Inc. (together with its affiliates), or AbbVie, (successor to Allergan plc), in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca AB (together with its affiliates), or AstraZeneca, in China (including Hong Kong and Macau) and Astellas Pharma Inc., or Astellas, in Japan. We also aim to leverage our leading capabilities in GI to bring additional treatment options to GI patients; for example, we have a U.S. disease education and promotional agreement with Alnylam Pharmaceuticals, Inc. for Alnylam’s GIVLAARI® (givosiran) for the treatment of acute hepatic porphyria.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019, when we recorded net income for the year of $21.5 million, we incurred net losses in each year since our inception in 1998. For the three months ended March 31, 2021, we recorded net income of $39.9 million. As of March 31, 2021, we had an accumulated deficit of approximately $1.4 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

The majority of our revenues are generated from the profits of LINZESS in the U.S. We record our share of the net profits and losses from the sales of LINZESS in the U.S. less commercial expenses on a net basis and present the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. Net profits or losses consist of net sales to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. Although we expect net sales to increase over time, the settlement payments between AbbVie and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling, general and administrative expenses incurred by each party. In addition, our collaborative arrangements revenue may fluctuate as a result of the timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of linaclotide in the European, Canadian or Mexican markets or any other markets where linaclotide receives approval and is commercialized.

Cost of Revenues. Cost of revenues primarily includes costs related to the sales of linaclotide API, finished drug product, and finished goods to our partners.

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

Research and development expenses include amounts owed to AbbVie on an ongoing basis under cost-sharing provisions in our collaboration agreement for linaclotide. Reimbursements received for research and development activities under this agreement are netted against research and development expenses.

Linaclotide. Our commercial product, LINZESS, is commercially available in the U.S. for the treatment of IBS-C or CIC in adults. Linaclotide is also available to adult men and women suffering from IBS-C or CIC in certain countries of the world, including China, Japan, and in a number of E.U. countries.

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

IW-3718. We were developing IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of refractory gastroesophageal reflux disease, or refractory GERD. In September 2020, we announced that one of our two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet the pre-specified criteria associated with a planned early efficacy assessment. Following the assessment from an independent data monitoring committee, we unblinded the data and confirmed that IW-3718-302 did not meet the criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, we discontinued development of IW-3718.

Early research and development. Our early research and development efforts have been focused on supporting our development-stage GI programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating external development-stage GI programs. Included in early research and development are costs relating to the development of IW-3300, a GC-C agonist, which is in pre-clinical development for the potential treatment of visceral pain conditions, including interstitial cystitis/bladder pain syndrome and endometriosis, as well as certain other expenses associated with historical programs.

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2021 and 2020, respectively (in thousands). These expenses relate primarily to internal compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended
	March 31,
	2021	2020
Linaclotide(1)	$5,365	$7,786
IW-3718	5,264	18,894
Early research and development	4,855	1,347
Total research and development expenses	$15,484	$28,027
(1)	Includes linaclotide in all indications, populations and formulations.

Since 2004, the year we began tracking costs by program, we have incurred $532.6 million of research and development expenses related to linaclotide. The expenses for linaclotide include both our portion of the research and development costs incurred by AbbVie for the U.S. and AstraZeneca for China (including Hong Kong and Macau) prior to the execution of the Amended AstraZeneca Agreement, and invoiced to us under the cost-sharing provisions of our collaboration agreements, as well as the unreimbursed portion of research and development costs incurred by us under such cost-sharing provisions.

The lengthy process of securing regulatory approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

We and AbbVie are exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. We cannot currently estimate with any degree of certainty the amount of time or money that we will be required to expend in the future on linaclotide for additional indications, populations or formulations.

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

Restructuring Expenses. Restructuring expenses pertain to workforce reduction and restructuring initiatives and are more fully described in Note 12, Workforce Reduction and Restructuring, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense consists primarily of cash and non-cash interest costs related to the convertible senior notes. Non-cash interest expense consists of amortization of the debt discount and debt issuance costs associated with our convertible senior notes.

Interest and Investment Income. Interest and investment income consists of interest earned on our cash and cash equivalents, as well as significant financing components of payments due from collaboration partners.

Gain (Loss) on Derivatives. In June 2015, we issued 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes, and in August 2019, we issued 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes (together with the 2022 Convertible Notes and the 2024 Convertible Notes, the Convertible Senior Notes). In connection with the issuance of our 2022 Convertible Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges, and separate note hedge warrant transactions, or the Note Hedge Warrants, with certain financial institutions. Gain (loss) on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded at fair value at each reporting date and changes in fair value are recorded in our condensed consolidated statements of income. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 8, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Income Taxes. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations and record our income tax provision by applying our estimated annual effective tax rate to year-to-date pre-tax income, plus adjustments for significant unusual or infrequently occurring items. The difference between the recorded provision for income taxes and the income tax provision based on U.S. statutory tax rates was primarily attributable to the impact of a continued valuation allowance.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 17, 2021, or the 2020 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Revenues:
Collaborative arrangements revenue	$88,665	$74,445
Sale of active pharmaceutical ingredient	180	5,498
Total revenues	88,845	79,943
Cost and expenses:
Cost of revenues	—	2,239
Research and development	15,484	28,027
Selling, general and administrative	27,652	36,450
Restructuring expenses	311	—
Total cost and expenses	43,447	66,716
Income from operations	45,398	13,227
Other (expense) income:
Interest expense	(7,626)	(7,220)
Interest and investment income	196	777
Gain (loss) on derivatives	2,390	(3,466)
Other income	—	27
Other expense, net	(5,040)	(9,882)
Income before income taxes	40,358	3,345
Income tax expense	(432)	—
Net income	$39,926	$3,345

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenues

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$88,665	$74,445	$14,220	19%
Sale of active pharmaceutical ingredient	180	5,498	(5,318)	(97)%
Total revenues	$88,845	$79,943	$8,902	11%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of $14.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily related to a $14.8 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand and inventory fluctuations, partially offset by decreased net price.

Sale of Active Pharmaceutical Ingredient. The decrease in sale of API of $5.3 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to a $5.5 million decrease in sales of API, finished drug product, and finished goods to AstraZeneca in China in connection with the Amended AstraZeneca Agreement, under which commercial supply obligations transitioned to AstraZeneca in the second quarter of 2020.

Cost and Expenses

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Cost and expenses:
Cost of revenues	$—	$2,239	$(2,239)	(100)%
Research and development	15,484	28,027	(12,543)	(45)%
Selling, general and administrative	27,652	36,450	(8,798)	(24)%
Restructuring expenses	311	—	311	100%
Total cost and expenses	$43,447	$66,716	$(23,269)	(35)%

Cost of Revenues. The decrease of $2.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was related to a decrease in sales of API, finished drug product, and finished goods to AstraZeneca in China in connection with the Amended AstraZeneca Agreement.

Research and Development Expense. The decrease in research and development expense of $12.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily related to a decrease of $11.0 million in external development costs related to IW-3718; a decrease of $0.8 million related to linaclotide development; and a decrease of $0.7 million in compensation, benefits, and other employee-related expenses. These decreases were partially offset by an increase of $0.7 million in costs related to our early research and development efforts.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased by $8.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a $5.3 million decrease in compensation, benefits, and other employee-related expenses; a $1.7 million decrease in sales and marketing activities; and a $1.0 million decrease in travel costs.

Restructuring Expenses. Restructuring expenses of $0.3 million for the three months ended March 31, 2021 pertained to the workforce reduction related to the discontinuation of IW-3718.

Other (Expense) Income, Net

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Other (expense) income:
Interest expense	$(7,626)	$(7,220)	$(406)	6%
Interest and investment income	196	777	(581)	(75)%
Gain (loss) on derivatives	2,390	(3,466)	5,856	(169)%
Other income	—	27	(27)	(100)%
Total other expense, net	$(5,040)	$(9,882)	$4,842	(49)%

Interest Expense. Interest expense increased by $0.4 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in non-cash interest expense associated with the Senior Convertible Notes.

Interest and Investment Income. Interest and investment income decreased by $0.6 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, resulting primarily from a decrease in investment interest rates.

Gain (Loss) on Derivatives. For the three months ended March 31, 2021, we recorded a gain on derivatives of $2.4 million resulting from a $1.7 million decrease in the fair value of the Convertible Note Hedges and a $4.1 million decrease in the fair value of the Note Hedge Warrants. For the three months ended March 31, 2020, we recorded a loss on derivatives of $3.5 million resulting from a $15.5 million decrease in the fair value of the Convertible Note Hedges and a $12.0 million decrease in the fair value of the Note Hedge Warrants.

Other Income. For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, other income decreased by an insignificant amount, due to income related to a transition service agreement with Cyclerion that terminated on March 31, 2020.

Income Tax Expense. For the three months ended March 31, 2021, we recorded income tax expense of $0.4 million primarily related to state income taxes in certain states which have temporarily disallowed the use of net operating losses to offset taxable income. We did not record any income tax expense for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had $438.5 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least AA- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

During the three months ended March 31, 2021, our balances of cash and cash equivalents increased by $75.9 million. Net cash provided by operating activities totaled $73.7 million as a result of profitable operations driven primarily by the sales of LINZESS in the U.S. Additionally, cash provided by financing activities totaled $2.2 million in proceeds from the exercise of stock options.

We may from time to time seek to retire, redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Additionally, on May 4, 2021, our board of directors authorized a stock repurchase program pursuant to which we may use up to $150.0 million to repurchase shares of our common stock through December 31, 2022, unless it is terminated or suspended prior to its expiration. Repurchases may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades, exchange transactions, accelerated share repurchase transactions or any combination of such methods. Such repurchases, redemptions or exchanges, if any, of our debt or common stock will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

Sources of Liquidity

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and we had an accumulated deficit of approximately $1.4 billion as of March 31, 2021. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of March 31, 2021, our debt is comprised of $520.7 million aggregate principal amount of convertible notes, due at various dates between 2022 and 2026. Refer to Note 8, Notes Payable, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for information related to our debt obligations.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, and invest in building our pipeline through internal or external opportunities. We believe that our cash on hand as of March 31, 2021 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2020 Annual Report on Form 10-K. There have not been any material changes from the contractual commitments and obligations previously disclosed in our 2020 Annual Report on Form 10-K.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2, Summary of Significant Accounting Policies, to our 2020 Annual Report on Form 10-K and Note 2, Summary of Significant Accounting Policies, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three months ended March 31, 2021 that had a material effect on our condensed consolidated financial statements included in this report.

Trends and Uncertainties

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, including containment and mitigation measures, has impacted, and may continue to impact, our business and operations and financial results, particularly in our day-to-day operations and our collaboration agreement for North America with AbbVie.

Since the beginning of the pandemic, we have monitored the impact of the COVID-19 pandemic in the territories where our customer-facing employees are located. While our customer-facing employees have generally resumed in-person work practices, they may be limited in the number of in-person details and other activities they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. Our headquarters has re-opened on a voluntary basis, but all headquarters employees have the option to work remotely through late 2021.

We and our partner, AbbVie, are focused on maintaining the availability of LINZESS for adult men and women suffering from IBS-C or CIC. As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has not caused significant disruptions to manufacturing operations or supply of LINZESS in the U.S.

We include our and AbbVie’s collaboration-related selling, general, and administrative expenses, which have historically included expenses from in-person selling activities, in the calculation of net profits from the sale of LINZESS in the U.S. and present net payments to us as collaborative arrangements revenue. In the fourth quarter of 2020, we and AbbVie agreed to include costs incurred throughout 2020 associated with remote selling activities performed by our and AbbVie’s customer-facing employees in collaboration-related selling, general and administrative expenses in our calculation of net profits from the sale of LINZESS in the U.S. We and AbbVie also agreed to include such costs incurred in the first half of 2021 in our calculation of net profits from the sale of LINZESS in the U.S. and may continue to do so for the remainder of 2021. We have also experienced fluctuations in our settlement payments based on the ratio of selling, general and administrative expenses incurred by each party over the past several quarters and may continue to experience such fluctuations in the future as a result of the reimbursement of costs associated with remote selling activities and potential limitations in the number of in-person details we or AbbVie may be able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. The COVID-19 pandemic may negatively impact future net sales of LINZESS in the U.S., including as a result of reduced and/or restricted in-person promotion or potential changes in patient access to healthcare (including due to unemployment or modifications in insurance coverage) and payor reimbursement levels.

Given the uncertainties surrounding the extent and duration of the impact of the pandemic on our business and operations, we continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition, and we may incur additional expenses in future periods as a result. Refer to “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q for additional information on risks associated with COVID-19 that could impact our operations and results.

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

The convertible notes and derivatives are more fully described in Note 8, Notes Payable, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Risk

We have no significant monetary assets or liabilities expected to be settled in foreign currencies and we do not expect to be impacted significantly by foreign currency fluctuations.

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2021 and 2020 had a significant impact on our results of operations.

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

Effective on February 19, 2021, the Company’s principal accounting officer role transitioned from Kelly MacDonald, our former Chief Accounting Officer, to Gina Consylman, our Chief Financial Officer.

In addition, effective March 12, 2021, Mark Mallon, our former Chief Executive Officer, resigned from his position at our Company. Thomas McCourt, our President, was appointed as interim Chief Executive Officer and began serving as the Company’s principal executive officer.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded no other changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, any of the factors described below could significantly and negatively affect our business, financial condition, results of operations or prospects. The trading price of our Class A Common Stock may decline due to these risks.

Summary of Risks Associated with our Business

Our business is subject to a number of risks, which are discussed more fully below. These risks include the following:

●	We are highly dependent on the commercial success of LINZESS® (linaclotide) in the United States, or the U.S., for the foreseeable future; we cannot guarantee that we will generate sufficient revenues from LINZESS to cover our expenses.

●	Our products may cause undesirable side effects or have other properties that could limit their commercial potential.

●	We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.

●	We must work effectively and collaboratively with AbbVie Inc. (together with its affiliates), or AbbVie (successor to Allergan plc), to market and sell LINZESS in the U.S., and must adapt our commercial model and market strategy to the evolving landscape, for LINZESS to achieve its maximum commercial potential.

●	We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat.

●	Even though LINZESS is approved by the U.S. Food and Drug Administration, or U.S. FDA for use in adult patients, post-approval development and regulatory requirements still remain, which present additional challenges.

●	If we are unable to execute on our strategy to in-license or acquire externally developed products or product candidates, or engage in other transactions with value creation potential, our business and prospects would be materially adversely affected.

●	Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.

●	Because we work with partners to develop, manufacture and commercialize linaclotide, we are dependent upon third parties, and our and our partners’ relationships with those third parties, in our and our partners’ efforts to obtain regulatory approval for, and to commercialize, linaclotide, as well as to comply with regulatory and other obligations with respect to linaclotide.

●	Limitations on our ability to obtain patent protection and/or the patent rights relating to our products and our product candidates may limit our ability to prevent third parties from competing against us.

●	Our indebtedness could adversely affect our financial condition or restrict our future operations.

●	There can be no assurance that we will repurchase shares of our Class A Common Stock or that we will repurchase shares of our Class A Common Stock at favorable prices.

●	Public health emergencies, epidemics, or pandemics, such as the COVID-19 pandemic, impact our business.

Risks Related to Commercializing LINZESS and Other Product Candidates

We are highly dependent on the commercial success of LINZESS (linaclotide) in the U.S. for the foreseeable future; we cannot guarantee that we will generate sufficient revenues from LINZESS to cover our expenses.

We and our partner, AbbVie, began selling LINZESS in the U.S. in December 2012. Revenues from our LINZESS collaboration constitute a significant portion of our total revenue, and we believe they will continue to do so for the foreseeable future. The commercial success of LINZESS depends on a number of factors, including:

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

CONSTELLA was first launched in certain European countries for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013 and our partner, AbbVie, is currently commercializing CONSTELLA in a number of European countries, including the United Kingdom, Italy and Spain. LINZESS was first launched in Japan for the treatment of IBS-C in adults in the first quarter of 2017, and for the treatment of chronic constipation in adults in the third quarter of 2018, and our partner Astellas Pharma, Inc., or Astellas, is currently commercializing LINZESS in Japan. In addition, LINZESS was first launched in China for the treatment of IBS-C in adults in November 2019, and our partner AstraZeneca AB (together with its affiliates), or AstraZeneca, is currently commercializing LINZESS in China (including Hong Kong and Macau). The pricing and reimbursement strategy is a key component of our partners’ commercialization plans for CONSTELLA in Europe and LINZESS in Japan and China. Our revenues may suffer if our partners are unable to successfully and timely conclude reimbursement, price approval or funding processes and market CONSTELLA in key member states of the E.U. or LINZESS in Japan or China, or if coverage and reimbursement for either CONSTELLA or LINZESS is limited or reduced. If our partners are not able to obtain or maintain coverage, pricing or reimbursement on acceptable terms or at all, or if such terms change in any countries in its territory, our partners may not be able to, or may decide not to, sell either CONSTELLA or LINZESS in such countries.

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

In addition, most of our customer-facing employees are engaged in in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees are engaged in in-person work practices, and in some cases, we have paused or delayed in-person work practices as a result of the impact of the COVID-19 pandemic in those territories, and may do so again in the future. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. Headquarters employees are expected to have the option to work remotely through late 2021. We may delay, stop or otherwise limit in-person work in the future pending relevant health authority guidance and additional safety or other considerations. The virtual support we continue to provide to customers may not be as effective as in-person efforts, and our in-person efforts may be limited and/or limited in their effectiveness. If this were to occur, or if we, AbbVie or any of our partners were unable to align on our strategy and development and commercial efforts as a result of the COVID-19 pandemic or otherwise, we may not be able to maintain or increase the revenues that we generate or our business may be otherwise materially harmed.

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

We have ongoing or planned nonclinical and clinical trials, including for linaclotide. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical or clinical trials. For example, in May 2020, we and AbbVie announced that our Phase II trial evaluating MD-7246, a delayed release formulation of linaclotide in adult patients with abdominal pain associated with irritable bowel syndrome with diarrhea, did not meet its primary or key secondary endpoints. Based on these findings, we and AbbVie have discontinued development of MD-7246. In addition, in September 2020, we announced that one of our two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet the pre-specified criteria associated with a planned early efficacy assessment. Following the assessment from an independent data monitoring committee, we unblinded the data and confirmed that IW-3718-302 did not meet the criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, we discontinued development of IW-3718.

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

In addition, adverse event reporting requires significant coordination with our partners and third parties. We are the holder of the global safety database for linaclotide responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to linaclotide; each of Astellas, AstraZeneca and AbbVie is responsible for reporting adverse event information from its territory to us. If we fail to perform such activities and maintain the global safety database for linaclotide or if our partners do not report adverse events related to linaclotide, or fail to do so in a timely manner, we may not receive the information that we or our partners are required to report to the U.S. FDA or a foreign regulatory authority regarding such products. Furthermore, we or our partners may fail to adequately monitor, identify or investigate adverse events, or to report adverse events to the U.S. FDA or foreign regulatory authority accurately and within the prescribed timeframe. If we or our partners are unsuccessful in any of the foregoing due to poor process, execution, systems, oversight, communication, adjudication or otherwise, then we may suffer any number of consequences, including the imposition of additional restrictions on the use of linaclotide, removal of linaclotide from the market, criminal prosecution, the imposition of civil monetary penalties, seizure of such products, or delay in approval of future products.

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

We work jointly and collaboratively with partners on many aspects of the development, manufacturing and/or commercialization of linaclotide. In doing so, we have established relationships with several key members of the management teams of our linaclotide partners in functional areas such as development, quality, regulatory, drug safety and pharmacovigilance, operations, marketing, sales, field operations and medical science. Further, the success of our collaborations is highly dependent on the resources, efforts and skills of our partners and their key employees. As we and our partners develop and commercialize linaclotide in the U.S. and the other countries where it is approved, and develop, launch and commercialize linaclotide in other parts of the world, the drug’s success becomes more dependent on us maintaining highly collaborative and well aligned partnerships. In May 2020, AbbVie announced the completion of its acquisition of Allergan plc. Our collaboration, now with AbbVie, for the development and commercialization of linaclotide in North America, and our license, now to AbbVie, to develop and commercialize linaclotide in all countries worldwide other than China (including Hong Kong and Macau) and Japan, remain in effect. In connection with this transaction, we continue to engage with AbbVie to reestablish relationships and confirm alignment, including on our development and commercialization strategy for linaclotide. Any failure to do so could adversely affect the development and commercialization of linaclotide. If any of our linaclotide partners undergoes a change of control or in management, we would similarly need to reestablish many relationships and confirm alignment, including on our development and commercialization strategy for linaclotide. Further, in connection with any change of control or change in management, there is inherent uncertainty and disruption in operations, which could result in distraction, inefficiencies, and misalignment of priorities. As a result, in the event of a change of control or in management at one of our linaclotide partners, we cannot be sure that we will be able to successfully execute on our development and commercialization strategy for linaclotide in an effective and efficient manner and without disruption or reduced performance. Finally, any change of control or in management may result in a reprioritization of linaclotide within a partner’s portfolio, or such partner may fail to maintain the financial or other resources necessary to continue supporting its portion of the development, manufacturing or commercialization of linaclotide.

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

We do not have certain operational capabilities outside of the U.S. If AbbVie, Astellas or AstraZeneca was subject to a change of control that allowed us to continue linaclotide’s development or commercialization anywhere outside of the U.S. on our own, and we chose to do so rather than establishing a relationship with a new partner, we would need to build operational capabilities in the relevant territory. In any of these situations, the development and commercialization of linaclotide could be negatively impacted.

Risks Related to Regulatory, Legal and Compliance Matters

We face potential product liability exposure, and, if claims brought against us are successful, we could incur substantial liabilities.

The use of our product candidates in clinical trials and the sale of our approved products, including the sale of linaclotide, expose us to product liability claims. If we do not successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

The compliance obligations imposed by the GDPR and the CCPA have required us to revise our operations. In addition, the GDPR and the CCPA impose substantial fines and other regulatory penalties for breaches of data protection requirements, and they confer a private right of action on data subjects (in the case of the GDPR) and consumers (in the case of the CCPA) and their representatives for breaches of certain data protection requirements. Moreover, we will be subject to the California Privacy Rights Act, which will impose additional obligations on companies processing personal information of California residents beyond those found in the CCPA, and the recently-passed Virginia Consumer Data Protection Act on their respective effective dates. We expect to be subject to additional privacy laws at both the U.S. state level and abroad. Achieving and sustaining compliance with applicable international, federal and state privacy, security, fraud and reporting laws may prove time-consuming and costly.

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

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, or the ACA, which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. Such efforts may lead to fewer Americans having more comprehensive health insurance compliant with the ACA, even in the absence of legislative repeal. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the ACA, including provisions that are unrelated to healthcare reform but were enacted as part of the ACA, was argued before the Supreme Court in November 2020. The Department of Justice under the Biden Administration informed the Supreme Court, in connection with the case Texas v. Azar, that the government no longer takes the position that the individual mandate is unconstitutional and cannot be severed from the rest of the ACA. Pending resolution of the litigation, all of the ACA but the individual mandate to buy health insurance remains in effect.

Beyond the ACA, other health care reform efforts are ongoing. Some healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare, accelerated or advanced Medicare payments to healthcare providers and payments to providers for COVID-19-related expenses and lost revenues. Other reform efforts affect pricing or payment for prescription drug products, including the increase in discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70%. Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price and the Centers for Medicare and Medicaid Services subsequently indicated that the rule will not be implemented without further rulemaking. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. The revisions to the federal anti-kickback statute regulations were initially scheduled to take effect in 2022 but have now been delayed to 2023 under the Biden Administration. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. More broadly, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to December 31, 2021). The Congressional Budget Office has indicated that the American Rescue Plan Act of 2021 will likely trigger a statutory provision that requires that automatic payment cuts be put into place if a statutory action creates a net increase in the deficit and require reductions in Medicare spending. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of March 31, 2021, we had an accumulated deficit of approximately $1.4 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed, particularly in light of the negative financial impact that the COVID-19 pandemic may have on our business in the future. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

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

In June 2015, we issued $335.7 million aggregate principal amount of our 2022 Convertible Notes bearing an annual interest rate of 2.25%. In August 2019, we issued $200.0 million aggregate principal amount of our 2024 Convertible Notes bearing an annual interest rate of 0.75% and $200.0 million aggregate principal amount of our 2026 Convertible Notes bearing an annual interest rate of 1.50%, and we used a portion of the proceeds from this offering to repurchase $215.0 million aggregate principal amount of the 2022 Convertible Notes. Semi-annual payments on our 2022 Convertible Notes began on December 15, 2015 and semi-annual payments on each of our 2024 Convertible Notes and 2026 Convertible Notes began on December 15, 2019. We expect that for the next few years, at a minimum, the net quarterly payments from AbbVie will be a significant source of cash flows from operations. If the cash flows derived from the net quarterly payments that we receive from AbbVie under the collaboration agreement for North America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether AbbVie will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and AbbVie under the collaboration agreement for North America. Accordingly, since we cannot guarantee that our company will maintain net income or positive cash flows, we cannot provide assurances that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from AbbVie, (ii) there will be a net quarterly payment from AbbVie at all or (iii) we will not also be required to make a true-up payment to AbbVie under the collaboration agreement for North America, in each case, in respect of a particular quarterly period.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of March 31, 2021, we had total indebtedness of $520.7 million and available cash and cash equivalents of $438.5 million. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences on our business, including:

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

There can be no assurance that we will repurchase shares of our Class A Common Stock or that we will repurchase shares of our Class A Common Stock at favorable prices.

Our Board of Directors has authorized a share repurchase program of up to $150 million to repurchase shares of our Class A Common Stock. The amount and timing of share repurchases are subject to market conditions, stock price and other factors, including compliance with all respective laws and our applicable agreements. Our ability to repurchase shares of our Class A Common Stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors that we may deem relevant. A reduction in repurchases under, or the completion of, our share repurchase program could have a negative effect on our stock price. We can also provide no assurance that we will repurchase shares of our Class A Common Stock at favorable prices, if at all.

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

Most of our customer-facing employees are engaged in in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees are engaged in in-person work practices, and in some cases, we have paused or delayed in-person work practices as a result of the impact of the COVID-19 pandemic in those territories, and may do so again in the future. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. Headquarters employees are expected to have the option to work remotely through late 2021. We may delay, stop or otherwise limit in-person work in the future pending relevant health authority guidance and additional safety or other considerations. If our employees are unable to work from home effectively, or if the COVID-19 pandemic otherwise impacts employees’ ability to work, for example due to containment and mitigation measures related to the COVID-19 pandemic, illness, lack of resources or inadequate technology, or restrictions, closures or other limits on school and other childcare options, our business will be materially harmed. Specifically, new or continuing limits on the ability of our customer-facing employees to meet with physicians and patients to visit healthcare providers and pharmacists (including due to continued or future remote working arrangements, containment and mitigation measures that limit access to customers or other restrictions related to the COVID-19 pandemic) may have an extended negative impact on LINZESS sales.

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

We are highly dependent on the drug research, development, regulatory, commercial, financial and other expertise of our management, particularly Thomas A. McCourt, our president and interim chief executive officer; Gina Consylman, our senior vice president, chief financial officer, and treasurer; Jason Rickard, our senior vice president and chief operating officer; and Michael Shetzline, our senior vice president, chief medical officer and head of drug development. On February 4, 2021, Mark Mallon, our former chief executive officer, notified us that he was resigning his position as chief executive officer and a member of our company’s board of directors, in each case effective March 12, 2021. Effective upon Mr. Mallon’s departure, Mr. McCourt began serving as our interim chief executive officer while the Board conducts a candidate search for Mr. Mallon’s permanent successor. This and any additional transitions in our senior management team or other key employees, or the unavailability of any such persons for any reason (including due to the COVID-19 pandemic), can be inherently difficult to manage and may disrupt our operations or business or otherwise harm our business, for example due to the diversion of our board and management’s time and attention and a decline in employee morale. Further, if we are unable to attract a qualified candidate to become our permanent chief executive officer in a timely manner, our business and prospects may be adversely affected. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

10.1

Amendment to the Amended and Restated License Agreement, dated as of January 8, 2021, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc. Incorporated by reference to Exhibit 10.13.1 of Ironwood Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 17, 2021.

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

Ironwood Pharmaceuticals, Inc.

Date: May 6, 2021	By:	/s/ THOMAS MCCOURT
Thomas McCourt
President and Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ GINA CONSYLMAN
Gina Consylman
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)