Form 10-Q
period 2021-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2021-08-05
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, there were 162,895,011 shares of Class A common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$492,699	$362,564
Accounts receivable, net	102,252	122,351
Prepaid expenses and other current assets	12,320	9,189
Restricted cash	1,735	1,735
Convertible note hedges	11,262	—
Total current assets	620,268	495,839
Restricted cash, net of current portion	485	485
Accounts receivable, net of current portion	23,706	23,401
Property and equipment, net	8,105	8,929
Operating lease right-of-use assets	15,975	16,576
Convertible note hedges	—	13,065
Deferred tax assets	337,800	—
Other assets	879	943
Total assets	$1,007,218	$559,238
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$466	$661
Accrued research and development costs	1,638	1,898
Accrued expenses and other current liabilities	16,253	26,486
Current portion of operating lease liabilities	3,161	3,128
Current portion of convertible senior notes	112,852	—
Total current liabilities	134,370	32,173
Note hedge warrants	11,061	12,088
Convertible senior notes, net of current portion	329,155	430,256
Operating lease obligations, net of current portion	19,394	20,318
Other liabilities	1,482	1,763
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 162,831,953 shares issued and outstanding at June 30, 2021 and 500,000,000 shares authorized and 160,616,675 shares issued and outstanding at December 31, 2020	163	161
Additional paid-in capital	1,546,420	1,528,535
Accumulated deficit	(1,034,827)	(1,466,056)
Total stockholders’ equity	511,756	62,640
Total liabilities and stockholders’ equity	$1,007,218	$559,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Collaborative arrangements revenue	$103,386	$89,423	$192,051	$163,868
Sale of active pharmaceutical ingredient	645	9	825	5,507
Total revenues	104,031	89,432	192,876	169,375
Cost and expenses:
Cost of revenues	—	—	—	2,239
Research and development	12,163	22,076	27,647	50,103
Selling, general and administrative	27,052	34,643	54,704	71,093
Restructuring expenses	(282)	—	29	—
Total cost and expenses	38,933	56,719	82,380	123,435
Income from operations	65,098	32,713	110,496	45,940
Other (expense) income:
Interest expense	(7,732)	(7,318)	(15,358)	(14,538)
Interest and investment income	172	276	368	1,053
Loss on derivatives	(3,166)	(467)	(776)	(3,933)
Other income	—	—	—	27
Other expense, net	(10,726)	(7,509)	(15,766)	(17,391)
Income before income taxes	54,372	25,204	94,730	28,549
Income tax benefit	336,931	—	336,499	—
Net income and comprehensive income	$391,303	$25,204	$431,229	$28,549

Net income per share—basic	$2.42	$0.16	$2.67	$0.18
Net income per share—diluted	$2.39	$0.16	$2.64	$0.18

Weighted average shares used in computing net income per share—basic:	161,948	159,407	161,460	158,890
Weighted average shares used in computing net income per share—diluted:	163,495	159,920	163,134	160,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	160,616,675	161	1,528,535	(1,466,056)	62,640
Issuance of common stock related to share-based awards and employee stock purchase plan	1,314,337	1	2,229	—	2,230
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	5,396	—	5,396
Net income	—	—	—	39,926	39,926
Balance at March 31, 2021	161,931,012	$162	$1,536,160	$(1,426,130)	$110,192
Issuance of common stock related to share-based awards and employee stock purchase plan	900,941	1	5,671	—	5,672
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	4,589	—	4,589
Net income	—	—	—	391,303	391,303
Balance at June 30, 2021	162,831,953	$163	$1,546,420	$(1,034,827)	$511,756

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at December 31, 2019	157,535,962	158	1,478,823	(1,572,232)	(93,251)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,832,164	1	11,984	—	11,985
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,364	—	6,364
Net income	—	—	—	3,345	3,345
Balance at March 31, 2020	159,368,126	$159	$1,497,171	$(1,568,887)	$(71,557)
Issuance of common stock related to share-based awards and employee stock purchase plan	608,119	1	2,409	—	2,410
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,091	—	7,091
Net income	—	—	—	25,204	25,204
Balance at June 30, 2020	159,976,245	$160	$1,506,671	$(1,543,683)	$(36,852)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$431,229	$28,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	806	1,322
Loss on disposal of property and equipment	17	423
Share-based compensation expense	9,985	13,455
Change in fair value of note hedge warrants	(1,027)	(11,302)
Change in fair value of convertible note hedges	1,803	15,235
Non-cash interest expense	11,750	10,930
Deferred income taxes (including benefit from valuation allowance release)	(337,800)	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	19,794	21,469
Prepaid expenses and other current assets	(3,101)	(3,638)
Inventory, net	—	648
Operating lease right-of-use assets	601	587
Other assets	64	(30)
Accounts payable, related party accounts payable and accrued expenses	(10,428)	(13,861)
Accrued research and development costs	(260)	(556)
Operating lease liabilities	(891)	593
Other liabilities	(280)	(133)
Net cash provided by operating activities	122,262	63,691
Cash flows from investing activities:
Purchases of property and equipment	—	(1,814)
Net cash used in investing activities	—	(1,814)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	7,873	14,352
Net cash provided by financing activities	7,873	14,352
Net increase in cash, cash equivalents and restricted cash	130,135	76,229
Cash, cash equivalents and restricted cash, beginning of period	364,784	179,244
Cash, cash equivalents and restricted cash, end of period	$494,919	$255,473

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$492,699	$253,252
Restricted cash	2,220	2,221
Total cash, cash equivalents, and restricted cash	$494,919	$255,473

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of June 30, 2021, and the results of its operations for the three and six months ended June 30, 2021 and 2020, its statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries as of June 30, 2021, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2020 Annual Report on Form 10-K. During the three and six months ended June 30, 2021, the Company did not adopt any additional significant accounting policies, except as outlined below.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under ASU 2020-06, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated under previously existing guidance. The new guidance also requires the if-converted method to be applied for all convertible instruments. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. Upon adoption, entities may apply the new standard on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact that the adoption of ASU 2020-06 may have on its financial position and results of operations. The Company’s analysis includes, but is not limited to, reviewing existing convertible debt agreements, assessing potential disclosures, and evaluating the impact of adoption on the Company’s condensed consolidated financial statements. The Company is in the process of finalizing the quantitative impact that the ASUs will have on the financial statements, as well as its plan for implementation.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance in ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2021-04 may have on its financial position and results of operations.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the condensed consolidated financial statements upon future adoption.

3. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income	$391,303	$25,204	$431,229	$28,549
Denominator:
Weighted average number of common shares outstanding used in computing net income per share — basic	161,948	159,407	161,460	158,890
Effect of dilutive securities:
Stock options	417	244	348	465
Time-based restricted stock units	928	153	1,121	552
Performance-based restricted stock units	70	—	71	—
Restricted stock	132	116	134	125
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income per share — diluted	163,495	159,920	163,134	160,032
Net income per share — basic	$2.42	$0.16	$2.67	$0.18
Net income per share — diluted	$2.39	$0.16	$2.64	$0.18

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	9,430	12,360	10,007	14,828
Restricted stock awards	—	—	36	—
Shares subject to repurchase	—	—	—	174
Time-based restricted stock units	84	3,134	53	5,012
Performance-based restricted stock units	619	—	330	586
Note Hedge Warrants	8,318	8,318	8,318	8,318
2022 Convertible Notes	8,318	8,318	8,318	8,318
2024 Convertible Notes	14,934	14,934	14,934	14,934
2026 Convertible Notes	14,934	14,934	14,934	14,934
Total	56,637	61,998	56,930	67,104

The potentially dilutive impact of the 2022 Convertible Notes, 2024 Convertible Notes and 2026 Convertible notes (together, the “Convertible Senior Notes”) (Note 8) is determined using the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Convertible Senior Notes because the Company has the intent and ability to settle the Convertible Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted net income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s Class A Common Stock during the reporting period is in excess of the conversion price of the Convertible Senior Notes. There was no calculated spread added to the denominator for the three and six months ended June 30, 2021 or 2020.

4. Collaboration, License, Promotion and Other Commercial Agreements

For the three and six months ended June 30, 2021, the Company had linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The Company also had an agreement with Alnylam Pharmaceuticals, Inc (“Alnylam”) to perform disease awareness activities for AHP and sales detailing activities for GIVLAARI. The following table provides amounts included in the Company’s consolidated statements of income as collaborative arrangements revenue and sale of API primarily attributable to transactions from these arrangements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Collaborative Arrangements Revenue	2021	2020	2021	2020
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$101,038	$86,926	$187,537	$158,618
AbbVie (Europe and other)	574	440	1,174	1,083
AstraZeneca (China, including Hong Kong and Macau)	200	187	410	519
Astellas (Japan)	570	504	1,066	983
Co-Promotion and Other Agreements:
Alnylam (GIVLAARI)	596	1,061	1,052	2,006
Other	408	305	812	659
Total collaborative arrangements revenue	$103,386	$89,423	$192,051	$163,868
Sale of API
Linaclotide Agreements:
AstraZeneca (China, including Hong Kong and Macau)	576	9	597	5,507
Other	69	—	228	—
Total sale of API	$645	$9	$825	$5,507

Accounts receivable, net, included $126.0 million and $145.8 million primarily related to collaborative arrangements revenue and sale of API, collectively, as of June 30, 2021 and December 31, 2020, respectively. Accounts receivable, net, included $99.9 million and $110.9 million due from the Company’s partner, AbbVie, net of $3.7 million and $4.3 million of accounts payable, as of June 30, 2021 and December 31, 2020, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the three and six months ended June 30, 2021 and 2020.

Linaclotide Agreements

Collaboration Agreement for North America with AbbVie

In September 2007, the Company entered into a collaboration agreement with AbbVie to develop and commercialize linaclotide for the treatment of IBS-C, CIC, and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with AbbVie all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. AbbVie is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. As of June 30, 2021, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $80.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur, and the associated constraints have been lifted.

During the three and six months ended June 30, 2021, the Company incurred $1.8 million and $3.6 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and six months ended June 30, 2020, the Company incurred $6.2 million and $12.9 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $2.8 million and $5.7 million, in incremental research and development costs during the three and six months ended June 30, 2021, respectively, and incurred $0.5 million and $1.2 million in incremental research and development costs during the three and six months ended June 30, 2020, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The Company recognized collaborative arrangements revenue from the AbbVie collaboration agreement for North America during the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$100,307	$86,503	$186,256	$157,645
Royalty revenue	731	423	1,281	973
Total collaborative arrangements revenue	$101,038	$86,926	$187,537	$158,618

The collaborative arrangements revenue recognized in the three and six months ended June 30, 2021 and 2020 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The Company incurred $7.5 million and $14.5 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie, which included an insignificant amount in patent prosecution and patent litigation costs, for each of the three and six months ended June 30, 2021, respectively. The Company incurred $4.1 million and $13.0 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie, which included an insignificant amount and $0.4 million in patent prosecution and patent litigation costs, for the three and six months ended June 30, 2020, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.7 million and $1.3 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2021, respectively. The Company recognized $0.4 million and $1.0 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2020, respectively.

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

In evaluating the terms of the European License Agreement, as amended by the 2017 Amendment (the “Amended European License Agreement”), the Company determined that there are no remaining performance obligations as of September 2012. However, the Company continues to be eligible to receive consideration in the form of commercial launch milestones, sales-based milestones, and royalties.

The commercial launch milestones, sales-based milestones and royalties under the Amended European License Agreement relate predominantly to the license granted to AbbVie. The Company records royalties on sales of CONSTELLA in Europe in the period earned based on royalty reports from its partner, if available, or the projected sales and historical trends under the sales-based royalty exception. The commercial launch milestones are recognized as revenue when it is probable that a significant reversal of revenue would not occur and the associated constraint has been lifted.

The Company recognized $0.6 million and $1.2 million of royalty revenue from the Amended European License Agreement during the three and six months ended June 30, 2021, respectively. The Company recognized $0.4 million and $1.1 million of royalty revenue from the Amended European License Agreement during the three and six months ended June 30, 2020, respectively.

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

The Company recognized $0.6 million and $1.1 million of royalty revenue during the three and six months ended June 30, 2021, respectively, under the Amended Astellas License Agreement. The Company recognized $0.5 million and $1.0 million in collaborative arrangements revenue during the three and six months ended June 30, 2020, respectively, under the Amended Astellas License Agreement, of which $0.5 million and $0.9 million related to royalties, respectively.

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

During the three and six months ended June 30, 2021, the Company recognized an insignificant amount and $0.2 million, respectively, in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to AstraZeneca TSA services. During the three and six months ended June 30, 2021, the Company recognized an insignificant amount and $0.2 million, respectively, in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to royalties. Additionally, the Company recognized $0.6 million, in sales of API relating to the supply of reference standard material to AstraZeneca during each of the three and six months ended June 30, 2021. The Company recognized an insignificant amount and $0.3 million, respectively, in interest income related to the significant financing component of the Amended AstraZeneca Agreement during the three and six months ended June 30, 2021, respectively.

During the three and six months ended June 30, 2020, the Company recognized $0.2 million and $0.4 million, respectively, in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to AstraZeneca TSA services. During the three and six months ended June 30, 2020, the Company recognized an insignificant amount and $0.2 million, respectively, in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to royalties. Additionally, the Company recognized an insignificant amount and $5.5 million, in sales of API relating to the supply of linaclotide finished drug product and finished goods under the AstraZeneca CSA during the three and six months ended June 30, 2020, respectively. The Company recognized $0.2 million and $0.4 million, respectively, in interest income related to the significant financing component of the Amended AstraZeneca Agreement during the three and six months ended June 30, 2020.

Co-promotion and Other Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, the Company and Alnylam entered into a disease education and promotional agreement for Alnylam’s GIVLAARI, and this agreement was subsequently amended in December 2020 (the “Alnylam Agreement”). GIVLAARI was approved by the U.S. FDA in November 2019 for the treatment of adult patients with AHP. Under the terms of the Alnylam Agreement, the Company’s sales force is performing disease awareness activities and sales detailing activities for GIVLAARI to gastroenterologists and health care practitioners to whom they detail LINZESS in the first position over the term of the agreement, which is approximately three years. In June 2021, the Alnylam Agreement was terminated with an effective termination date of September 30, 2021.

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

During the three and six months ended June 30, 2021, the Company recognized $0.6 million and $1.1 million, respectively, in royalty revenue under the Alnylam Agreement. During the three and six months ended June 30, 2020, the Company recognized $1.1 million and $2.0 million, respectively, in collaborative arrangements revenue, of which $0.9 million and $1.8 million, respectively, related to the service fees and $0.2 million in each period related to royalties.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

The Company’s investment portfolio may include fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third-party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company periodically invests in certain reverse repurchase agreements, which are collateralized by Government Securities and Obligations for an amount not less than 102% of their principal amount. The Company does not record an asset or liability for the collateral as the Company is not permitted to sell or re-pledge the collateral. The collateral has at least the prevailing credit rating of U.S. Government Treasuries and Agencies. The Company utilizes a third-party custodian to manage the exchange of funds and ensure the collateral received is maintained at 102% of the reverse repurchase agreements principal amount on a daily basis.

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$476,684	$476,684	—	—
Restricted cash:
Money market funds	2,220	2,220	—	—
Convertible note hedges	11,262	—	—	11,262
Total assets measured at fair value	$490,166	$478,904	$—	$11,262
Liabilities:
Note hedge warrants	$11,061	$—	—	11,061
Total liabilities measured at fair value	$11,061	$—	$—	$11,061

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$349,014	$349,014	$—	$—
Restricted cash:
Money market funds	2,221	2,221	—	—
Convertible note hedges	13,065	—	—	13,065
Total assets measured at fair value	$364,300	$351,235	$—	$13,065
Liabilities:
Note hedge warrants	$12,088	$—	$—	$12,088
Total liabilities measured at fair value	$12,088	$—	$—	$12,088

There were no transfers between fair value measurement levels during each of the three and six months ended June 30, 2021 or 2020.

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at June 30, 2021 and December 31, 2020 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants with Respect to 2022 Convertible Notes

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, respectively, and are classified as Level 3 measurements under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of June 30, 2021 included the price per share of the Company’s Class A Common Stock, expected terms of the derivative instruments, strike prices of the derivative instruments, risk-free interest rates, and expected volatility of the Company’s Class A Common Stock. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of June 30, 2021 and December 31, 2020:

	Six Months Ended		Year Ended
	June 30, 2021		December 31, 2020
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	0.1%	0.2%	0.1%	0.1%
Expected term	1.0	1.5	1.5	2.0
Stock price (2)	$12.87	$12.87	$11.39	$11.39
Strike price (3)	$14.51	$18.82	$14.51	$18.82
Common stock volatility (4)	39.0%	46.1%	46.7%	50.3%
Dividend yield (5)	—%	—%	—%	—%
(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the quarters ended June 30, 2021 and December 31, 2020, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting date and changes in fair value are recorded in other (expense) income, net within the Company’s condensed consolidated statements of income.

The following table reflects the change in the Company’s Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2020 through June 30, 2021 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2020	$13,065	$(12,088)
Change in fair value, recorded as a component of (loss) gain on derivatives	(1,803)	1,027
Balance at June 30, 2021	$11,262	$(11,061)

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

The estimated fair value of the 2022 Convertible Notes was $131.1 million and $130.2 million as of June 30, 2021 and December 31, 2020, respectively. The estimated fair value of the 2024 Convertible Notes was $234.7 million and $222.3 million as of June 30, 2021 and December 31, 2020, respectively. The estimated fair value of the 2026 Convertible Notes was $239.2 million and $224.1 million as of June 30, 2021 and December 31, 2020, respectively.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued incentive compensation	$6,879	$8,719
Accrued vacation	2,400	2,625
Professional fees	1,283	530
Salaries	972	627
Other employee benefits	438	1,442
Restructuring liabilities	2,124	10,510
Other	2,157	2,033
Total accrued expenses and other current liabilities	$16,253	$26,486

As of June 30, 2021, other accrued expenses of $2.2 million included $1.5 million of uninvoiced vendor liabilities and $0.3 million of accrued interest expense. As of December 31, 2020, other accrued expenses of $2.0 million included $1.6 million of uninvoiced vendor liabilities and $0.3 million of accrued interest.

7. Leases

The Company’s lease portfolio for the three and six months ended June 30, 2021 includes: an office lease for its current headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s office lease and vehicle lease require letters of credit to secure the Company’s obligations under the lease agreements totaling $2.2 million and are collateralized by money market accounts recorded as restricted cash on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$630	$633	$1,261	$1,266
Short-term lease cost	214	360	428	732
Total lease cost	$844	$993	$1,689	$1,998

Supplemental information related to leases for the periods reported is as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$778	$86
Weighted-average remaining lease term of operating leases (in years)	8.8	9.7
Weighted-average discount rate of operating leases	5.8%	5.8%

Future minimum lease payments under non-cancelable operating leases as of June 30, 2021 are as follows (in thousands):

Operating
Lease
Payments
2021(1)	$1,578
2022	3,129
2023	3,065
2024	3,126
2025	3,189
2026 and thereafter	14,855
Total future minimum lease payments	28,942
Less: present value adjustment	(6,387)
Operating lease liabilities at June 30, 2021	22,555
Less: current portion of operating lease liabilities	(3,161)
Operating lease liabilities, net of current portion	$19,394

(1) For the six months ending December 31, 2021.

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

At lease inception, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At June 30, 2021, the balances of the right-of-use asset and operating lease liability were $16.0 million and $22.3 million, respectively. At December 31, 2020, the balances of the right-of-use asset and operating lease liability were $16.6 million and $23.2 million, respectively.

Lease costs recorded during the three and six months ended June 30, 2021 were $0.6 million and $1.3 million, respectively. Lease costs recorded during the three and six months ended June 30, 2020 were $0.7 million and $1.3 million, respectively.

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

The Company’s outstanding balances for the convertible senior notes as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Liability component:
Principal:
2022 Convertible Notes	$120,699	$120,699
2024 Convertible Notes	200,000	200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt discount	(72,959)	(83,900)
Less: unamortized debt issuance costs	(5,733)	(6,543)
Net carrying amount	$442,007	$430,256
Equity component:
2022 Convertible Notes	19,807	19,807
2024 Convertible Notes	41,152	41,152
2026 Convertible Notes	51,350	51,350
Total equity component	$112,309	$112,309

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

The Company determined the expected life of the 2022 Convertible Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Convertible Notes for the period from the date of issuance through June 30, 2019 was 9.34%. From the date of the partial repurchase of the 2022 Convertible Notes in August 2019 through June 30, 2021, the effective interest rate on the liability component of the 2022 Convertible Notes was 9.9%.

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective interest rates on the liability components of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through June 30, 2021 was 6.4% and 6.7%, respectively.

The following table sets forth total interest expense recognized related to convertible senior notes during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,804	$1,802	$3,607	$3,609
Amortization of debt issuance costs	412	360	811	705
Amortization of debt discount	5,516	5,156	10,940	10,224
Total interest expense	$7,732	$7,318	$15,358	$14,538

Future minimum payments under the convertible senior notes as of June 30, 2021, are as follows (in thousands):

2021(1)	$3,608
2022	126,557
2023	4,500
2024	203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	542,915
Less: amounts representing interest	(22,216)
Less: unamortized debt discount	(72,959)
Less: unamortized debt issuance costs	(5,733)
Convertible senior notes balance	$442,007

(1) For the six months ending December 31, 2021.

As of June 30, 2021, $120.7 million in aggregate principal amount of the 2022 Convertible Notes was due within the next 12 months and is classified as current liabilities on the Company’s condensed consolidated balance sheets.

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

As of June 30, 2021, the Convertible Note Hedges and Note Hedge Warrants were classified as current assets and non-current liabilities, respectively, on the Company’s condensed consolidated balance sheets. As of June 30, 2020, the Convertible Note Hedges and Note Hedge Warrants were classified as non-current assets and non-current liabilities, respectively, on the Company’s condensed consolidated balance sheets.

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

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Share-based compensation expense:
Research and development	$1,134	$1,405	$2,377	$2,801
Selling, general and administrative	3,455	5,686	7,498	10,654
Restructuring expenses	—	—	110	—
Total share-based compensation expense	$4,589	$7,091	$9,985	$13,455

Restructuring expenses include modifications to share-based awards held by employees impacted by certain workforce reductions (Note 13).

10. Share Repurchase Plan

In May 2021, the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of the Company’s Class A common stock. Unless it is terminated or suspended prior to its expiration, the stock repurchase program will remain in effect until December 31, 2022. The timing and amount of any repurchases will be determined based on market conditions, stock price and other factors. The stock repurchase program may be modified, suspended or discontinued at any time without notice. Repurchases may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades, exchange transactions, accelerated share repurchase transactions, or any combination of such methods.

The Company had not repurchased any shares of Class A common stock under the stock repurchase program as of June 30, 2021.

11. Income Taxes

For the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $336.9 million and $336.5 million, respectively. The income tax benefit primarily pertains to the discrete income tax benefit of $337.8 million related to the release of the valuation allowance on the majority of the Company’s tax attributes and other deferred tax assets, partially offset by state income taxes in certain states which have temporarily disallowed the use of net operating losses to offset taxable income. There was no income tax provision for either the three or six months ended June 30, 2020. The income tax provision during interim periods is computed by applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus adjustments for significant unusual or infrequently occurring items, in accordance with ASC 740-270, Income Taxes – Interim Reporting. There was an income tax benefit for the three and six months ended June 30, 2021 rather than an expense equal to the U.S. federal statutory rate of 21% primarily due to the discrete income tax benefit related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. During the three months ended June 30, 2021, the Company reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including: continued strong prescription demand growth of LINZESS, nine consecutive quarters of profitability of a GI focused business since completing the tax-free spin-off of Cyclerion, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, the Company determined it was more likely than not that it will realize the majority of its deferred tax assets and during the three months ended June 30, 2021 released the majority of its valuation allowance, as a discrete item, for the deferred tax assets that are expected to be utilized in future years. The Company will maintain a valuation allowance on certain tax credits that are expected to expire prior to utilization.

12. Related Party Transactions

The Company previously reflected balances with Allergan plc prior to its acquisition by AbbVie in May 2020 as related party receivables and payables, as appropriate. Following the acquisition of Allergan plc by AbbVie, the Company determined that AbbVie is not a related party to the Company.

In connection with the Separation, the Company executed certain contracts with Cyclerion, whose President and Chief Scientific Officer at the time of the Separation became a member of the Company’s Board of Directors in April 2019. As of December 31, 2020, the Company determined that Cyclerion was no longer considered a related party. The Company incurred $0.8 million and $1.8 million, respectively, of research and development expenses under a development agreement with Cyclerion during the three and six months ended June 30, 2020. Additionally, the Company incurred an insignificant amount of selling, general and administrative expenses for services provided by Cyclerion and recorded an insignificant amount of other income for services provided to Cyclerion during the three months ended March 31, 2020 under transition services agreements, which terminated on March 31, 2020.

13. Workforce Reduction and Restructuring

In September 2020, the Company announced that one of its two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet certain criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, the Company discontinued development of IW-3718. In connection with this decision, the Company reduced its workforce by approximately 100 full-time employees. This workforce reduction affected both field-based and home-office employees, including the relevant general and administrative support functions, and was substantially completed during the fourth quarter of 2020. During the three and six months ended June 30, 2021, the Company reversed $0.3 million and recorded an insignificant amount, respectively, of restructuring expenses primarily comprised of employee severance, benefits and related costs.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce and related restructuring activities during the six months ended June 30, 2021 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2020	Charges	Amount Paid	Adjustments	June 30, 2021
Employee severance, benefits and related costs	$10,902	$1,025	(9,056)	(594)	$2,277
Contract related costs	5	48	(53)	—	—
Total	$10,907	$1,073	$(9,109)	$(594)	$2,277

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

On May 26, 2021, the Company and AbbVie entered into a settlement agreement with a generic drug manufacturer, Teva Pharmaceuticals USA, Inc. (“Teva”). Pursuant to the terms of the settlement, the Company and AbbVie will grant Teva a license to market a generic version of 72 mcg LINZESS beginning March 31, 2029 (subject to FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. For the three and six months ended June 30, 2021, we recorded net income of $391.3 million and $431.2 million, respectively. As of June 30, 2021, we had an accumulated deficit of approximately $1.0 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2021 and 2020, respectively (in thousands). These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Linaclotide(1)	$5,184	$6,362	$10,550	$14,149
IW-3718	2,040	13,629	7,304	32,522
Early research and development	4,939	2,085	9,793	3,432
Total research and development expenses	$12,163	$22,076	$27,647	$50,103
(1)	Includes linaclotide in all indications, populations and formulations.

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

Restructuring Expenses. Restructuring expenses pertain to workforce reduction and restructuring initiatives and are more fully described in Note 13, Workforce Reduction and Restructuring, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Income Taxes. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations and record our income tax provision by applying our estimated annual effective tax rate to year-to-date pre-tax income, plus adjustments for significant unusual or infrequently occurring items. The difference between the recorded benefit for income taxes and the income tax provision based on U.S. statutory tax rates was primarily attributable to the discrete income tax benefit related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets.

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

During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 17, 2021, or the 2020 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$103,386	$89,423	$192,051	$163,868
Sale of active pharmaceutical ingredient	645	9	825	5,507
Total revenues	104,031	89,432	192,876	169,375
Cost and expenses:
Cost of revenues	—	—	—	2,239
Research and development	12,163	22,076	27,647	50,103
Selling, general and administrative	27,052	34,643	54,704	71,093
Restructuring expenses	(282)	—	29	—
Total cost and expenses	38,933	56,719	82,380	123,435
Income from operations	65,098	32,713	110,496	45,940
Other (expense) income:
Interest expense	(7,732)	(7,318)	(15,358)	(14,538)
Interest and investment income	172	276	368	1,053
Loss on derivatives	(3,166)	(467)	(776)	(3,933)
Other income	—	—	—	27
Other expense, net	(10,726)	(7,509)	(15,766)	(17,391)
Income before income taxes	54,372	25,204	94,730	28,549
Income tax benefit	336,931	—	336,499	—
Net income	$391,303	$25,204	$431,229	$28,549

Three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)				(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$103,386	$89,423	$13,963	16%	$192,051	$163,868	$28,183	17%
Sale of active pharmaceutical ingredient	645	9	636	7,067%	825	5,507	(4,682)	(85)%
Total revenues	$104,031	89,432	14,599	16%	$192,876	$169,375	$23,501	14%

Collaborative Arrangements Revenue. The increase in revenue from collaborative arrangements of $14.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily related to a $13.8 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand and inventory fluctuations, partially offset by decreased net price.

The increase in revenue from collaborative arrangements of $28.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily related to a $28.6 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand and inventory fluctuations, partially offset by decreased net price.

Sale of Active Pharmaceutical Ingredient. The increase in sale of API of $0.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to sales of reference standard material to AstraZeneca in China in connection with the Amended AstraZeneca Agreement.

The decrease in sale of API of $4.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a decrease in sales of API, finished drug product, and finished goods to

AstraZeneca in China in connection with the Amended AstraZeneca Agreement, under which commercial supply obligations transitioned to AstraZeneca in the second quarter of 2020.

Cost and Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenues	$—	$—	$—	—%	$—	$2,239	$(2,239)	(100)%
Research and development	12,163	22,076	(9,913)	(45)%	27,647	50,103	(22,456)	(45)%
Selling, general and administrative	27,052	34,643	(7,591)	(22)%	54,704	71,093	(16,389)	(23)%
Restructuring expenses	(282)	—	(282)	100%	29	—	29	100%
Total cost and expenses	$38,933	$56,719	$(17,786)	(31)%	$82,380	$123,435	$(41,055)	(33)%

Cost of Revenues. The decrease of $2.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was related to a decrease in sales of API, finished drug product, and finished goods to AstraZeneca in China in connection with the Amended AstraZeneca Agreement.

Research and Development Expense. The decrease in research and development expense of $9.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily related to a decrease of $8.2 million in external development costs related to IW-3718 and a decrease of $1.5 million in compensation, benefits, and other employee-related expenses.

The decrease in research and development expense of $22.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily related to a decrease of $19.2 million in external development costs related to IW-3718 and a decrease of $2.2 million in compensation, benefits, and other employee-related expenses.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased by $7.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to a $5.2 million decrease in compensation, benefits, and other employee-related expenses and a $2.6 million decrease in professional fees for legal, consulting and other services.

Selling, general and administrative expenses decreased by $16.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a $10.6 million decrease in compensation, benefits, and other employee-related expenses; a $2.9 million decrease in decrease in professional fees for legal, consulting and other services; a $1.2 million decrease in sales and marketing activities; and a $1.0 million decrease in travel.

Restructuring Expenses. Restructuring expenses for the three and six months ended June 30, 2021, related to costs associated with the workforce reduction resulting from the discontinuation of IW-3718.

Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(7,732)	$(7,318)	$(414)	6%	$(15,358)	$(14,538)	$(820)	6%
Interest and investment income	172	276	(104)	(38)%	368	1,053	(685)	(65)%
Loss on derivatives	(3,166)	(467)	(2,699)	578%	(776)	(3,933)	3,157	(80)%
Other income	—	—	—	—%	—	27	(27)	(100)%
Total other expense, net	$(10,726)	$(7,509)	$(3,217)	43%	$(15,766)	$(17,391)	$1,625	(9)%

Interest Expense. Interest expense increased by $0.4 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in non-cash interest expense associated with the Senior Convertible Notes.

Interest expense increased by $0.8 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in non-cash interest expense associated with the Senior Convertible Notes.

Interest and Investment Income. Interest and investment income decreased by an insignificant amount in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, resulting primarily from a decrease in investment interest rates.

Interest and investment income decreased by $0.7 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, resulting primarily from a decrease in investment interest rates.

Loss on Derivatives. For the three months ended June 30, 2021, we recorded a loss on derivatives of $3.2 million resulting from an insignificant decrease in the fair value of the Convertible Note Hedges and a $3.1 million increase in the fair value of the Note Hedge Warrants. For the three months ended June 30, 2020, we recorded a loss on derivatives of $0.5 million resulting from a $0.3 million increase in the fair value of the Convertible Note Hedges and a $0.8 million increase in the fair value of the Note Hedge Warrants.

For the six months ended June 30, 2021, we recorded a loss on derivatives of $0.8 million resulting from a $1.8 million decrease in the fair value of the Convertible Note Hedges and a $1.0 million decrease in the fair value of the Note Hedge Warrants. For the six months ended June 30, 2020, we recorded a loss on derivatives of $3.9 million resulting from a $15.2 million decrease in the fair value of the Convertible Note Hedges and a $11.3 million decrease in the fair value of the Note Hedge Warrants.

Other Income. For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, other income decreased by an insignificant amount due to income related to a transition service agreement with Cyclerion that terminated on March 31, 2020.

Income Tax Expense. For the three and six months ended June 30, 2021, we recorded an income tax benefit of $336.9 million and $336.5 million, respectively, resulting in a non-cash credit to net income. The income tax benefit primarily pertains to the discrete income tax benefit of $337.8 million related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets, partially offset by state income taxes of $0.9 million and $1.3 million during the three and six months ended June 30, 2021, respectively, in certain states which have temporarily disallowed the use of net operating losses to offset taxable income. Until the second quarter of 2021, we maintained a valuation allowance on our net operating losses and other deferred tax assets. Due to this valuation allowance, we did not record any income tax expense for the three and six months ended June 30, 2020. In 2021, we expect to continue to utilize our net operating losses to offset federal taxable income and taxable income in most states. In future periods, we expect to continue to utilize our net operating losses to offset federal taxable income and taxable income in most states but will begin to record a significant portion of income taxes reflecting the utilization of the deferred tax assets. The majority of this provision for income taxes will be a non-cash expense until our net operating losses are fully utilized. Further information on the release of the valuation allowance and significant judgments related to its release can be found below in Note 11, Income Taxes, in the accompanying notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of June 30, 2021, we had $492.7 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least AA- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

During the six months ended June 30, 2021, our balances of cash and cash equivalents increased by $130.1 million. Net cash provided by operating activities totaled $122.3 million as a result of profitable operations driven primarily by the sales of LINZESS in the U.S. Additionally, cash provided by financing activities totaled $7.9 million in proceeds from the exercise of stock options and our employee stock purchase plan. We expect to pay $120.7 million in aggregate principal amount of our 2022 Convertible Notes within the next 12 months.

We may from time to time seek to retire, redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Additionally, in May 2021, our board of directors authorized a stock repurchase program pursuant to which we may use up to $150.0 million to repurchase shares of our common stock through December 31, 2022, unless it is terminated or suspended prior to its expiration. Repurchases may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades, exchange transactions, accelerated share repurchase transactions or any combination of such methods. Such repurchases, redemptions or exchanges, if any, of our debt or common stock will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

Sources of Liquidity

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and we had an accumulated deficit of approximately $1.0 billion as of June 30, 2021. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of June 30, 2021, our debt is comprised of $520.7 million aggregate principal amount of convertible notes, due at various dates between 2022 and 2026. Refer to Note 8, Notes Payable, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for information related to our debt obligations.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, and invest in building our pipeline through internal or external opportunities. We believe that our cash on hand as of June 30, 2021 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our 2020 Annual Report on Form 10-K and Note 2, Summary of Significant Accounting Policies, appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We include our and AbbVie’s collaboration-related selling, general, and administrative expenses, which have historically included expenses from in-person selling activities, in the calculation of net profits from the sale of LINZESS in the U.S. and present net payments to us as collaborative arrangements revenue. In the fourth quarter of 2020, we and AbbVie agreed to include costs incurred throughout 2020 associated with remote selling activities performed by our and AbbVie’s customer-facing employees in collaboration-related selling, general and administrative expenses in our calculation of net profits from the sale of LINZESS in the U.S. We and AbbVie also agreed to include such costs incurred in the first half of 2021 in our calculation of net profits from the sale of LINZESS in the U.S. and will continue to do so for the remainder of 2021. We have also experienced fluctuations in our settlement payments based on the ratio of selling, general and administrative expenses incurred by each party over the past several quarters and may continue to experience such fluctuations in the future as a result of the reimbursement of costs associated with remote selling activities and potential limitations in the number of in-person details we or AbbVie may be able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. The COVID-19 pandemic may negatively impact future net sales of LINZESS in the U.S., including as a result of reduced and/or restricted in-person promotion or potential changes in patient access to healthcare (including due to unemployment or modifications in insurance coverage) and payor reimbursement levels.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2021 and 2020 had a significant impact on our results of operations.

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

Effective in July 2021, the Company’s principal financial officer and principal accounting officer roles transitioned from Gina Consylman, our former chief financial officer, to Jason Rickard, our chief operating officer and principal financial officer, and Ronald Silver, our corporate controller and principal accounting officer, respectively.

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the U.S. FDA and other regulatory authorities for compliance with current good manufacturing practices, or GMP, and other applicable regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including withdrawal of the product from the market or suspension of manufacturing. If we, our partners or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may take the following actions, among others:

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

Each of our partners and the third-party manufacturers we or our partners engage must comply with GMP and other stringent regulatory requirements enforced by the U.S. FDA and foreign regulatory authorities in other jurisdictions. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our and our partners’ own quality assurance releases. Manufacturers of our products may be unable to comply with these GMP requirements and with other regulatory requirements. We have little control over compliance with these regulations and standards by our partners and the third-party manufacturers we or our partners engage.

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

We and AbbVie have received Paragraph IV certification notice letters regarding ANDAs submitted to the U.S. FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), proposed generic versions of our U.S. FDA-approved drug LINZESS. In the past, we have filed patent infringement lawsuits against five companies making such ANDA filings, and we have entered into settlement agreements with each of these filers. Frequently, innovators receive multiple ANDA filings. Consequently, we may receive additional notice letters regarding ANDAs submitted to the U.S. FDA, and may receive amendments to those notice letters.

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

Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of June 30, 2021, we had an accumulated deficit of approximately $1.0 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed, particularly in light of the negative financial impact that the COVID-19 pandemic may have on our business in the future. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

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

We have previously raised funds to finance our operations through capital raising activities, including the sale of shares of our Class A Common Stock in public offerings and convertible and other debt issuances. However, marketing and selling primary care drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the level of underlying demand for our products by prescribers and patients in the countries in which they are approved;

●	the costs associated with commercializing our products in the U.S.;
●	the costs of establishing, maintaining and/or expanding sales, marketing, distribution, and market access capabilities for our products;

●	the regulatory approval of linaclotide within new indications, populations and formulations, as well as the associated development and commercial milestones and royalties;

●	the rate of progress, the cost of our clinical trials and the other costs associated with our development programs, including our post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within IBS-C and CIC, as well as to study linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;

●	the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies or assets;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements;
●	the timing of any regulatory approvals of our product candidates;
●	whether the holders of our Convertible Senior Notes hold the notes to maturity without conversion into our Class A Common Stock or cash and whether we are required to repurchase any of our Convertible Senior Notes prior to maturity upon a fundamental change, as defined in each of the indentures governing the Convertible Senior Notes; and

●	whether we seek to redeem, repurchase or retire all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.

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

As of June 30, 2021, we had total indebtedness of $520.7 million and available cash and cash equivalents of $492.7 million. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences on our business, including:

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

Our Board of Directors has authorized a share repurchase program of up to $150.0 million to repurchase shares of our Class A Common Stock. The amount and timing of share repurchases are subject to market conditions, stock price and other factors, including compliance with all respective laws and our applicable agreements. Our ability to repurchase shares of our Class A Common Stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors that we may deem relevant. A reduction in repurchases under, or the completion of, our share repurchase program could have a negative effect on our stock price. We can also provide no assurance that we will repurchase shares of our Class A Common Stock at favorable prices, if at all.

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

The COVID-19 pandemic has impacted, and is expected to continue to impact, our business and operations in a number of ways and there are significant uncertainties surrounding the extent and duration of such impacts. Factors that will influence the impact on our business and operations include the duration and extent of the outbreak, the duration and extent of imposed or recommended containment and mitigation measures, periodic spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19, the broad availability of effective vaccines, and the general economic consequences of the pandemic. Addressing the impacts of the COVID-19 pandemic has, and likely will for an extended period, required significant time and has diverted the attention of our management, other employees and our board of directors.

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

We are highly dependent on the drug research, development, regulatory, commercial, financial and other expertise of our management, particularly Thomas A. McCourt, our chief executive officer; John Minardo, our senior vice president and chief legal officer; Jason Rickard, our senior vice president and chief operating officer; and Michael Shetzline, our senior vice president, chief medical officer and head of drug development. Mark Mallon, our former chief executive officer, resigned from his position as chief executive officer and a member of our company’s board of directors, in each case effective March 12, 2021. Effective upon Mr. Mallon’s departure, Mr. McCourt began serving as our interim chief executive officer, and in June 2021, Mr. McCourt was appointed as our permanent chief executive officer and as a member of our board of directors. In addition, Gina Consylman, our former chief financial officer, resigned from her position as senior vice president and chief financial officer, effective July 2, 2021. Effective upon Ms. Consylman’s departure, Mr. Rickard began serving as our principal financial officer while we conduct a retained search for Ms. Consylman’s permanent successor. These and any additional transitions in our senior management team or other key employees, or the unavailability of any such persons for any reason, can be inherently difficult to manage and may disrupt our operations or business or otherwise harm our business, for example due to the diversion of our board and management’s time and attention and a decline in employee morale. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

10.1#

Second Amended and Restated Executive Severance Agreement, June 22, 2021, between Ironwood Pharmaceuticals, Inc. and Thomas McCourt. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K/A, filed with the SEC on June 24, 2021.

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

Ironwood Pharmaceuticals, Inc.

Date: August 5, 2021	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ RONALD SILVER
Ronald Silver
Senior Director, Corporate Controller
(Principal Accounting Officer)