Form 10-Q
period 2021-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2021-11-04
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, there were 163,650,487 shares of Class A common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$574,276	$362,564
Accounts receivable, net	101,773	122,351
Prepaid expenses and other current assets	10,221	9,189
Restricted cash	1,250	1,735
Convertible note hedges	7,854	—
Total current assets	695,374	495,839
Restricted cash, net of current portion	485	485
Accounts receivable, net of current portion	23,852	23,401
Property and equipment, net	7,912	8,929
Operating lease right-of-use assets	15,666	16,576
Convertible note hedges	—	13,065
Deferred tax assets	335,227	—
Other assets	855	943
Total assets	$1,079,371	$559,238
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$414	$661
Accrued research and development costs	1,675	1,898
Accrued expenses and other current liabilities	20,127	26,486
Current portion of operating lease liabilities	3,157	3,128
Current portion of convertible senior notes	114,832	—
Note hedge warrants	5,489	—
Total current liabilities	145,694	32,173
Note hedge warrants	—	12,088
Convertible senior notes, net of current portion	333,212	430,256
Operating lease obligations, net of current portion	18,930	20,318
Other liabilities	1,594	1,763
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 163,405,013 shares issued and outstanding at September 30, 2021 and 500,000,000 shares authorized and 160,616,675 shares issued and outstanding at December 31, 2020	163	161
Additional paid-in capital	1,558,760	1,528,535
Accumulated deficit	(978,982)	(1,466,056)
Total stockholders’ equity	579,941	62,640
Total liabilities and stockholders’ equity	$1,079,371	$559,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Collaborative arrangements revenue	$103,747	$103,468	$295,798	$267,336
Sale of active pharmaceutical ingredient	—	—	825	5,507
Total revenues	103,747	103,468	296,623	272,843
Cost and expenses:
Cost of revenues	—	—	—	2,239
Research and development	10,907	21,692	38,554	71,795
Selling, general and administrative	27,742	34,928	82,446	106,021
Restructuring expenses	(73)	1,232	(44)	1,232
Total cost and expenses	38,576	57,852	120,956	181,287
Income from operations	65,171	45,616	175,667	91,556
Other (expense) income:
Interest expense	(7,841)	(7,419)	(23,199)	(21,957)
Interest and investment income	178	231	546	1,284
Gain (loss) on derivatives	2,164	(2,616)	1,388	(6,549)
Other income	—	—	—	27
Other expense, net	(5,499)	(9,804)	(21,265)	(27,195)
Income before income taxes	59,672	35,812	154,402	64,361
Income tax (expense) benefit	(3,827)	(1,389)	332,672	(1,389)
Net income and comprehensive income	$55,845	$34,423	$487,074	$62,972

Net income per share—basic	$0.34	$0.22	$3.01	$0.40
Net income per share—diluted	$0.34	$0.21	$2.97	$0.39

Weighted average shares used in computing net income per share—basic:	162,742	159,846	161,892	159,211
Weighted average shares used in computing net income per share—diluted:	165,242	160,281	163,930	160,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	160,616,675	$161	$1,528,535	$(1,466,056)	$62,640
Issuance of common stock related to share-based awards and employee stock purchase plan	1,314,337	1	2,229	—	2,230
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	5,396	—	5,396
Net income	—	—	—	39,926	39,926
Balance at March 31, 2021	161,931,012	$162	$1,536,160	$(1,426,130)	$110,192
Issuance of common stock related to share-based awards and employee stock purchase plan	900,941	1	5,671	—	5,672
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	4,589	—	4,589
Net income	—	—	—	391,303	391,303
Balance at June 30, 2021	162,831,953	$163	$1,546,420	$(1,034,827)	$511,756
Issuance of common stock related to share-based awards and employee stock purchase plan	573,060	—	6,134	—	6,134
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,206		6,206
Net income	—	—	—	55,845	55,845
Balance at September 30, 2021	163,405,013	$163	$1,558,760	$(978,982)	$579,941

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2019	157,535,962	$158	$1,478,823	$(1,572,232)	$(93,251)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,832,164	1	11,984	—	11,985
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,364	—	6,364
Net income	—	—	—	3,345	3,345
Balance at March 31, 2020	159,368,126	$159	$1,497,171	$(1,568,887)	$(71,557)
Issuance of common stock related to share-based awards and employee stock purchase plan	608,119	1	2,409	—	2,410
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,091	—	7,091
Net income	—	—	—	25,204	25,204
Balance at June 30, 2020	159,976,245	$160	$1,506,671	$(1,543,683)	$(36,852)
Issuance of common stock related to share-based awards and employee stock purchase plan	104,986	—	621	—	621
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,712	—	7,712
Net income	—	—	—	34,423	34,423
Balance at September 30, 2020	160,081,231	$160	$1,515,004	$(1,509,260)	$5,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$487,074	$62,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,164	3,143
Loss on disposal of property and equipment	93	468
Share-based compensation expense	16,191	21,167
Change in fair value of note hedge warrants	(6,599)	(16,565)
Change in fair value of convertible note hedges	5,211	23,114
Non-cash interest expense	17,787	16,545
Deferred income taxes (including benefit from valuation allowance release)	(335,227)	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	20,127	13,396
Prepaid expenses and other current assets	(1,032)	(70)
Inventory, net	—	648
Operating lease right-of-use assets	910	875
Other assets	89	(91)
Accounts payable, related party accounts payable and accrued expenses	(6,710)	(8,413)
Accrued research and development costs	(223)	(299)
Operating lease liabilities	(1,359)	651
Other liabilities	(169)	(218)
Net cash provided by operating activities	197,327	117,323
Cash flows from investing activities:
Purchase of property and equipment	(137)	(1,814)
Net cash used in investing activities	(137)	(1,814)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	14,037	15,022
Net cash provided by financing activities	14,037	15,022
Net increase in cash, cash equivalents and restricted cash	211,227	130,531
Cash, cash equivalents and restricted cash, beginning of period	364,784	179,244
Cash, cash equivalents and restricted cash, end of period	$576,011	$309,775

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$574,276	$307,555
Restricted cash	1,735	2,220
Total cash, cash equivalents, and restricted cash	$576,011	$309,775

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

The Company and AbbVie are exploring ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In September 2020, based on the Phase IIIb data demonstrating efficacy and safety of LINZESS 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort in adult patients with IBS-C, the U.S. FDA approved the Company’s supplemental New Drug Application to include a more comprehensive description of the effects of LINZESS in its approved label. In June 2020 and July 2020, the United States Patent and Trademark Office granted patents covering the formulation of the 72 mcg dose of LINZESS and methods of using the formulation, respectively. The patents are expected to expire in 2031. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that has been generated thus far in pediatric studies. The updated label modifies the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than six years of age, respectively. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of September 30, 2021, and the results of its operations for the three and nine months ended September 30, 2021 and 2020, its statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries as of September 30, 2021, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2020 Annual Report on Form 10-K. During the three and nine months ended September 30, 2021, the Company did not adopt any additional significant accounting policies, except as outlined below.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under ASU 2020-06, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated under previously existing guidance. The new guidance also requires the if-converted method to be applied for all convertible instruments. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. Upon adoption, entities may apply the new standard on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact that the adoption of ASU 2020-06 may have on its financial position and results of operations. The Company’s analysis includes, but is not limited to, reviewing existing convertible debt agreements, assessing potential disclosures, and evaluating the impact of adoption on the Company’s condensed consolidated financial statements. The Company is in the process of finalizing the quantitative impact that the ASU 2020-06 will have on the financial statements, as well as its plan for implementation.

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

3. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income	$55,845	$34,423	$487,074	$62,972
Denominator:
Weighted average number of common shares outstanding used in computing net income per share — basic	162,742	159,846	161,892	159,211
Effect of dilutive securities:
Stock options	802	165	461	356
Time-based restricted stock units	1,392	221	1,342	580
Performance-based restricted stock units	219	—	120	1
Restricted stock	82	33	113	96
Shares subject to issuance under Employee Stock Purchase Plan	5	16	2	19
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income per share — diluted	165,242	160,281	163,930	160,263
Net income per share — basic	$0.34	$0.22	$3.01	$0.40
Net income per share — diluted	$0.34	$0.21	$2.97	$0.39

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	5,872	11,804	8,101	14,205
Restricted stock awards	—	—	—	174
Time-based restricted stock units	88	2,316	51	4,940
Performance-based restricted stock units	314	100	596	586
Shares subject to issuance under Employee Stock Purchase Plan	—	—	—	68
Note Hedge Warrants	8,318	8,318	8,318	8,318
2022 Convertible Notes	8,318	8,318	8,318	8,318
2024 Convertible Notes	14,934	14,934	14,934	14,934
2026 Convertible Notes	14,934	14,934	14,934	14,934
Total	52,778	60,724	55,252	66,477

The potentially dilutive impact of the 2022 Convertible Notes, 2024 Convertible Notes and 2026 Convertible notes (together, the “Convertible Senior Notes”) (Note 8) is determined using the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Convertible Senior Notes because the Company has the intent and ability to settle the Convertible Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted net income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s Class A Common Stock during the reporting period is in excess of the conversion price of the Convertible Senior Notes. There was no calculated spread added to the denominator for the three and nine months ended September 30, 2021 or 2020.

4. Collaboration, License, Promotion and Other Commercial Agreements

For the three and nine months ended September 30, 2021, the Company had linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The Company also had an agreement with Alnylam Pharmaceuticals, Inc (“Alnylam”) to perform disease awareness activities for AHP and sales detailing activities for GIVLAARI. The following table provides amounts included in the Company’s consolidated statements of income as collaborative arrangements revenue and sale of API primarily attributable to transactions from these arrangements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Arrangements Revenue	2021	2020	2021	2020
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$101,061	$100,953	$288,598	$259,571
AbbVie (Europe and other)	682	510	1,856	1,593
AstraZeneca (China, including Hong Kong and Macau)	219	131	629	650
Astellas (Japan)	555	512	1,621	1,495
Co-Promotion and Other Agreements:
Alnylam (GIVLAARI)	683	1,099	1,735	3,105
Other	547	263	1,359	922
Total collaborative arrangements revenue	$103,747	$103,468	$295,798	$267,336
Sale of API
Linaclotide Agreements:
AstraZeneca (China, including Hong Kong and Macau)	$—	$—	$597	$5,507
Other	—	—	228	—
Total sale of API	$—	$—	$825	$5,507

Accounts receivable, net, included $125.6 million and $145.8 million primarily related to collaborative arrangements revenue and sale of API, collectively, as of September 30, 2021 and December 31, 2020, respectively. Accounts receivable, net, included $99.8 million and $110.9 million due from the Company’s partner, AbbVie, net of $3.7 million and $4.3 million of accounts payable, as of September 30, 2021 and December 31, 2020, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the three and nine months ended September 30, 2021 and 2020.

Linaclotide Agreements

Collaboration Agreement for North America with AbbVie

In September 2007, the Company entered into a collaboration agreement with AbbVie to develop and commercialize linaclotide for the treatment of IBS-C, CIC, and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with AbbVie all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. AbbVie is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. As of September 30, 2021, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $80.0 million in a sales-related milestone if certain conditions are met, which will be recognized as collaborative arrangements revenue when it is probable that a significant reversal of revenue would not occur, and the associated constraints have been lifted.

During the three and nine months ended September 30, 2021, the Company incurred $2.3 million and $5.9 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and nine months ended September 30, 2020, the Company incurred $4.0 million and $16.8 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $2.6 million and $8.3 million, in incremental research and development costs during the three and nine months ended September 30, 2021, respectively, and incurred $1.6 million and $2.9 million in incremental research and development costs during the three and nine months ended September 30, 2020, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The Company recognized collaborative arrangements revenue from the AbbVie collaboration agreement for North America during the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$100,393	$100,232	$286,649	$257,877
Royalty revenue	668	721	1,949	1,694
Total collaborative arrangements revenue	$101,061	$100,953	$288,598	$259,571

The collaborative arrangements revenue recognized in the three and nine months ended September 30, 2021 and 2020 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The Company incurred $7.4 million and $22.0 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie, which included an insignificant amount and $0.2 million in patent prosecution and patent litigation costs, for the three and nine months ended September 30, 2021, respectively. The Company incurred $6.2 million and $19.2 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie, which included an insignificant amount and $0.4 million in patent prosecution and patent litigation costs, for the three and nine months ended September 30, 2020, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.7 million and $1.9 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2021, respectively. The Company recognized $0.7 million and $1.7 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2020, respectively.

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

The Company recognized $0.7 million and $1.9 million of royalty revenue from the Amended European License Agreement during the three and nine months ended September 30, 2021, respectively. The Company recognized $0.5 million and $1.6 million of royalty revenue from the Amended European License Agreement during the three and nine months ended September 30, 2020, respectively.

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

The Company recognized $0.6 million and $1.6 million of royalty revenue during the three and nine months ended September 30, 2021, respectively, under the Amended Astellas License Agreement. The Company recognized $0.5 million and $1.5 million in collaborative arrangements revenue during the three and nine months ended September 30, 2020, respectively, under the Amended Astellas License Agreement, of which $0.5 million and $1.4 million related to royalties, respectively.

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

Under the Amended AstraZeneca Agreement, the Company is entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $10.0 million was received in January 2021. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets and will be required to pay tiered royalties to the Company at rates beginning in the mid-single-digit percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the AstraZeneca License Territory. In connection with the Amended AstraZeneca Agreement, the Company and AstraZeneca entered into a transition services agreement (“AstraZeneca TSA”) and an amended commercial supply agreement (“AstraZeneca CSA”). Under the terms of the AstraZeneca TSA, the Company provided certain regulatory and administrative services through September 2021. Services performed are paid at a mutually agreed upon rate. Amounts for AstraZeneca TSA services were recorded as collaborative arrangements revenue. Under the terms of the AstraZeneca CSA, the Company supplied linaclotide API, finished drug product and finished goods for the Licensed Territory through March 31, 2020 at predetermined rates.

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

The Company determined that the non-contingent payments should be allocated to the delivery of the expanded AstraZeneca License. The Company determined that the performance obligation related to the transfer of the AstraZeneca License was satisfied as of the execution date of the Amended AstraZeneca Agreement. As a portion of the payments relating to the transfer of the AstraZeneca License are due significantly after the performance obligation was satisfied, the Company adjusted its transaction price for the significant financing component of $2.6 million. Accordingly, the Company recognized $32.4 million in 2019 relating to the delivery of the AstraZeneca License as collaborative arrangements revenue at contract inception and is recognizing the $2.6 million relating to the significant financing component as interest income through 2024 using the effective interest method. Consideration allocated to the AstraZeneca TSA services was recognized as collaborative arrangements revenue as such services are provided over the performance period based on the amount to which the Company has a right to invoice. Consideration for the supply of linaclotide API, finished drug product and finished goods under the AstraZeneca CSA was recognized over the performance period as linaclotide API, finished drug product and finished goods were shipped to AstraZeneca.

During the three and nine months ended September 30, 2021, the Company recognized an insignificant amount and $0.3 million, respectively, in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to AstraZeneca TSA services. During the three and nine months ended September 30, 2021, the Company recognized an $0.2 million and $0.4 million, respectively, in collaborative arrangements revenue under the Amended

AstraZeneca Agreement related to royalties. Additionally, the Company recognized no revenue and $0.6 million, in sales of API relating to the supply of reference standard material to AstraZeneca during the three and nine months ended September 30, 2021, respectively. The Company recognized an insignificant amount and $0.5 million, respectively, in interest income related to the significant financing component of the Amended AstraZeneca Agreement during the three and nine months ended September 30, 2021, respectively.

During the three and nine months ended September 30, 2020, the Company recognized an insignificant amount and $0.5 million, respectively, in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to AstraZeneca TSA services. During the three and nine months ended September 30, 2020, the Company recognized an insignificant amount and $0.2 million, respectively, in collaborative arrangements revenue under the Amended AstraZeneca Agreement related to royalties. Additionally, the Company recognized no revenue and $5.5 million, in sales of API relating to the supply of linaclotide finished drug product and finished goods under the AstraZeneca CSA during the three and nine months ended September 30, 2020, respectively. The Company recognized $0.2 million and $0.6 million, respectively, in interest income related to the significant financing component of the Amended AstraZeneca Agreement during the three and nine months ended September 30, 2020.

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

Under the Alnylam Agreement, the Company received service fees, totaling $5.5 million for services rendered through December 31, 2020. In connection with the amendment of the Alnylam Agreement, beginning in 2021, the Company no longer receives service fees. The Company remains eligible to receive royalties based on a percentage of net sales of GIVLAARI that are directly attributable to the Company’s promotional efforts until September 30, 2022, which is one year following the termination of the agreement. The Company identified the following performance obligation under the Alnylam Agreement:

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

During the three and nine months ended September 30, 2021, the Company recognized $0.7 million and $1.7 million, respectively, in royalty revenue under the Alnylam Agreement. During the three and nine months ended September 30, 2020, the Company recognized $1.1 million and $3.1 million, respectively, in collaborative arrangements revenue, of which $0.9 million and $2.6 million, respectively, related to the service fees and $0.2 million and $0.5 million, respectively, related to royalties.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$558,258	$558,258	$—	$—
Restricted cash:
Money market funds	1,735	1,735	—	—
Convertible note hedges	7,854	—	—	7,854
Total assets measured at fair value	$567,847	$559,993	$—	$7,854
Liabilities:
Note hedge warrants	$5,489	$—	$—	$5,489
Total liabilities measured at fair value	$5,489	$—	$—	$5,489

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$349,014	$349,014	$—	$—
Restricted cash:
Money market funds	2,221	2,221	—	—
Convertible note hedges	13,065	—	—	13,065
Total assets measured at fair value	$364,300	$351,235	$—	$13,065
Liabilities:
Note hedge warrants	$12,088	$—	$—	$12,088
Total liabilities measured at fair value	$12,088	$—	$—	$12,088

There were no transfers between fair value measurement levels during each of the three and nine months ended September 30, 2021 or 2020.

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at September 30, 2021 and December 31, 2020 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants with Respect to 2022 Convertible Notes

The Company’s Convertible Note Hedges and the Note Hedge Warrants are recorded as derivative assets and liabilities, respectively, and are classified as Level 3 measurements under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Significant inputs used to determine the fair value as of September 30, 2021 included the price per share of the Company’s Class A Common Stock, expected terms of the derivative instruments, strike prices of the derivative instruments, risk-free interest rates, and expected volatility of the Company’s Class A Common Stock. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of September 30, 2021 and December 31, 2020:

	Nine Months Ended		Year Ended
	September 30, 2021		December 31, 2020
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	0.1%	0.1%	0.1%	0.1%
Expected term	0.7	1.3	1.5	2.0
Stock price (2)	$13.06	$13.06	$11.39	$11.39
Strike price (3)	$14.51	$18.82	$14.51	$18.82
Common stock volatility (4)	33.9%	36.3%	46.7%	50.3%
Dividend yield (5)	—%	—%	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the quarters ended September 30, 2021 and December 31, 2020, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting date and changes in fair value are recorded in other (expense) income, net within the Company’s condensed consolidated statements of income.

The following table reflects the change in the Company’s Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2020 through September 30, 2021 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2020	$13,065	$(12,088)
Change in fair value, recorded as a component of (loss) gain on derivatives	(5,211)	6,599
Balance at September 30, 2021	$7,854	$(5,489)

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

The estimated fair value of the 2022 Convertible Notes was $131.5 million and $130.2 million as of September 30, 2021 and December 31, 2020, respectively. The estimated fair value of the 2024 Convertible Notes was $236.3 million and $222.3 million as of September 30, 2021 and December 31, 2020, respectively. The estimated fair value of the 2026 Convertible Notes was $241.2 million and $224.1 million as of September 30, 2021 and December 31, 2020, respectively.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued incentive compensation	$8,640	$8,719
Accrued vacation	2,190	2,625
Professional fees	1,372	530
Accrued interest	2,105	301
Salaries	1,325	627
Other employee benefits	1,100	1,442
Restructuring liabilities	948	10,510
Other	2,447	1,732
Total accrued expenses and other current liabilities	$20,127	$26,486

As of September 30, 2021, other accrued expenses of $2.4 million included $1.8 million of uninvoiced vendor liabilities and $0.5 million of state income taxes payable. As of December 31, 2020, other accrued expenses of $1.7 million included $1.6 million of uninvoiced vendor liabilities.

7. Leases

The Company’s lease portfolio for the three and nine months ended September 30, 2021 includes: an office lease for its current headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s office lease and vehicle lease require letters of credit to secure the Company’s obligations under the lease agreements totaling $1.7 million and $2.2 million and are collateralized by money market accounts recorded as restricted cash on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$630	$632	$1,891	$1,898
Short-term lease cost	278	350	706	1,082
Total lease cost	$908	$982	$2,597	$2,980

Supplemental information related to leases for the periods reported is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,339	$373
Weighted-average remaining lease term of operating leases (in years)	8.5	9.5
Weighted-average discount rate of operating leases	5.8%	5.8%

Future minimum lease payments under non-cancelable operating leases as of September 30, 2021 are as follows (in thousands):

Operating
Lease
Payments
2021(1)	$789
2022	3,129
2023	3,065
2024	3,126
2025	3,189
2026 and thereafter	14,855
Total future minimum lease payments	28,153
Less: present value adjustment	(6,066)
Operating lease liabilities at September 30, 2021	22,087
Less: current portion of operating lease liabilities	(3,157)
Operating lease liabilities, net of current portion	$18,930

(1) For the three months ending December 31, 2021.

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

At lease inception, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At September 30, 2021, the balances of the right-of-use asset and operating lease liability were

$15.7 million and $21.9 million, respectively. At December 31, 2020, the balances of the right-of-use asset and operating lease liability were $16.6 million and $23.2 million, respectively.

Lease costs recorded during the three and nine months ended September 30, 2021 were $0.6 million and $1.9 million, respectively. Lease costs recorded during the three and nine months ended September 30, 2020 were $0.7 million and $1.9 million, respectively.

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

The Company’s outstanding balances for the convertible senior notes as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Liability component:
Principal:
2022 Convertible Notes	$120,699	$120,699
2024 Convertible Notes	200,000	200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt discount	(67,348)	(83,900)
Less: unamortized debt issuance costs	(5,307)	(6,543)
Net carrying amount	448,044	430,256
Equity component:
2022 Convertible Notes	19,807	19,807
2024 Convertible Notes	41,152	41,152
2026 Convertible Notes	51,350	51,350
Total equity component	$112,309	$112,309

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

The Company determined the expected life of the 2022 Convertible Notes was equal to their seven-year term. The effective interest rate on the liability components of the 2022 Convertible Notes for the period from the date of issuance through June 30, 2019 was 9.34%. From the date of the partial repurchase of the 2022 Convertible Notes in August 2019 through September 30, 2021, the effective interest rate on the liability component of the 2022 Convertible Notes was 10.0%.

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective interest rates on the liability components of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through September 30, 2021 was 6.4% and 6.7%, respectively.

The following table sets forth total interest expense recognized related to convertible senior notes during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,804	$1,803	$5,412	$5,412
Amortization of debt issuance costs	426	372	1,237	1,077
Amortization of debt discount	5,611	5,244	16,550	15,468
Total interest expense	$7,841	$7,419	$23,199	$21,957

Future minimum payments under the convertible senior notes as of September 30, 2021, are as follows (in thousands):

2021(1)	$3,608
2022	126,557
2023	4,500
2024	203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	542,915
Less: amounts representing interest	(22,216)
Less: unamortized debt discount	(67,348)
Less: unamortized debt issuance costs	(5,307)
Convertible senior notes balance	$448,044

(1) For the three months ending December 31, 2021.

As of September 30, 2021, $120.7 million in aggregate principal amount of the 2022 Convertible Notes was due within the next 12 months and is classified as current liabilities on the Company’s condensed consolidated balance sheets.

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

As of September 30, 2021, the Convertible Note Hedges and Note Hedge Warrants were classified as current assets and current liabilities, respectively, on the Company’s condensed consolidated balance sheets. As of September 30, 2020, the Convertible Note Hedges and Note Hedge Warrants were classified as non-current assets and non-current liabilities, respectively, on the Company’s condensed consolidated balance sheets.

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

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Share-based compensation expense:
Research and development	$1,258	$1,500	$3,635	$4,301
Selling, general and administrative	4,948	6,212	12,446	16,866
Restructuring expenses	—	—	110	—
Total share-based compensation expense	$6,206	$7,712	$16,191	$21,167

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

The Company had not repurchased any shares of Class A common stock under the stock repurchase program as of September 30, 2021.

11. Income Taxes

For the three and nine months ended September 30, 2021, the Company recorded income tax expense of $3.8 million and income tax benefit of $332.7 million, respectively. The income tax benefit for the nine months ended September 30, 2021 primarily pertains to the discrete income tax benefit of $335.2 million related to the release of the valuation allowance on the majority of the Company’s tax attributes and other deferred tax assets, partially offset by state income taxes in certain states which have temporarily disallowed the use of net operating losses to offset taxable income. For each of the three and nine months ended September 30, 2020, the Company recorded income tax expense of $1.4 million, primarily related to state income taxes. The income tax provision during interim periods is computed by applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus adjustments for significant unusual or infrequently occurring items, in accordance with ASC 740-270, Income Taxes – Interim Reporting. There was an income tax benefit for the three and nine months ended September 30, 2021 rather than an expense equal to the U.S. federal statutory rate of 21% primarily due to the discrete income tax benefit related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. During the nine months ended September 30, 2021, the Company reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including: continued strong prescription demand growth of LINZESS, continued profitability of a GI focused business since completing the tax-free spin-off of Cyclerion, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, the Company determined it was more likely than not that it will realize the majority of its deferred tax assets and during the three months ended June 30, 2021, released the majority of its valuation allowance, as a discrete item, for the deferred tax assets that are expected to be utilized in future years. The Company will maintain a valuation allowance on certain tax credits that are expected to expire prior to utilization.

12. Related Party Transactions

The Company previously reflected balances with Allergan plc prior to its acquisition by AbbVie in May 2020 as related party receivables and payables, as appropriate. Following the acquisition of Allergan plc by AbbVie, the Company determined that AbbVie is not a related party to the Company.

In connection with the Separation, the Company executed certain contracts with Cyclerion, whose President and Chief Scientific Officer at the time of the Separation became a member of the Company’s Board of Directors in April 2019. As of December 31, 2020, the Company determined that Cyclerion was no longer considered a related party. The Company incurred $0.4 million and $2.2 million of research and development expenses under a development agreement with Cyclerion during the three and nine months ended September 30, 2020, respectively. Additionally, the Company incurred an insignificant amount of selling, general and administrative expenses for services provided by Cyclerion and recorded an insignificant amount of other income for services provided to Cyclerion during the three months ended March 31, 2020 under transition services agreements, which terminated on March 31, 2020.

13. Workforce Reduction and Restructuring

In September 2020, the Company announced that one of its two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet certain criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, the Company discontinued development of IW-3718. In connection with this decision, the Company reduced its workforce by approximately 100 full-time employees. This workforce reduction affected both field-based and home-office employees, including the relevant general and administrative support functions, and was substantially completed during the fourth quarter of 2020. The Company recorded an insignificant net amount of restructuring expenses and adjustments primarily comprised of employee severance, benefits and related costs, during each of the three and nine months ended September 30, 2021.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce and related restructuring activities during the nine months ended September 30, 2021 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2020	Charges	Amount Paid	Adjustments	September 30, 2021
Employee severance, benefits and related costs	$10,902	$1,025	$(10,125)	$(854)	$948
Contract related costs	5	48	(53)	—	—
Total	$10,907	$1,073	$(10,178)	$(854)	$948

14. Subsequent Event

On November 3, 2021, the Company entered into a collaboration and license option agreement with COUR Pharmaceuticals Development Company, Inc. (“Cour”), pursuant to which the Company received, among other things, an option (the “Option”) to acquire an exclusive license (the “License”) to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 Particle (“CNP-104”), a tolerizing immune modifying particle, for the treatment of primary biliary cholangitis.

Pursuant to the terms of the agreement, the Company will make an upfront, non-refundable payment of $6.0 million to Cour and will pay Cour additional payments of $4.0 million upon the commencement of a clinical study for CNP-104, evaluating the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 (the “Initial Study”), $2.0 million upon receipt of U.S. FDA Fast Track Designation for CNP-104, and approximately $7.5 million to perform the Initial Study. After reviewing the data from the Initial Study, if the Company exercises the Option, the Company will pay Cour $35.0 million in exchange for the License. Additionally, the Company will pay royalties to Cour in the high single digits to low double digits percentage of the aggregated annual net sales in the U.S. of products containing CNP-104 and Cour will be eligible to receive commercial milestone payments of up to $440.0 million over the term of the agreement.

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

On May 26, 2021, we and AbbVie entered into a settlement agreement with a generic drug manufacturer, Teva Pharmaceuticals USA, Inc., or Teva. Pursuant to the terms of the settlement, we and AbbVie will grant Teva a license to market a generic version of 72 mcg LINZESS beginning March 31, 2029 (subject to FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur.

On November 3, 2021, we entered into a collaboration and license option agreement with COUR Pharmaceuticals Development Company, Inc., or Cour, pursuant to which the Company received, among other things, an option, or the Option, to acquire an exclusive license, or the License, to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 Particle, or CNP-104, a tolerizing immune modifying particle, for the treatment of primary biliary cholangitis.

Pursuant to the terms of the agreement, the Company will make an upfront, non-refundable payment of $6.0 million to Cour and will pay Cour additional payments of $4.0 million upon the commencement of a clinical study for CNP-104, evaluating the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104, or the Initial Study, $2.0 million upon receipt of U.S. FDA Fast Track Designation for CNP-104, and approximately $7.5 million to perform the Initial Study. After reviewing the data from the Initial Study, if the Company exercises the Option, the Company will pay Cour $35.0 million in exchange for the License. Additionally, the Company will pay royalties to Cour in the high single digits to low double digits percentage of the aggregated annual net sales in the U.S. of products containing CNP-104 and Cour will be eligible to receive commercial milestone payments of up to $440.0 million over the term of the agreement.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. For the three and nine months ended September 30, 2021, we recorded net income of $55.8 million and $487.1 million, respectively. As of September 30,

2021, we had an accumulated deficit of approximately $979.0 million. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

Financial Operations Overview

Revenues. Our revenues are generated primarily through our collaborative arrangements and license agreements related to research and development and commercialization of linaclotide.

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

In connection with the U.S. FDA approval of LINZESS, we were required to conduct certain nonclinical and clinical studies including those aimed at further understanding the safety profile of linaclotide. We and AbbVie completed such additional studies and determined that: (a) orally administered linaclotide was not detected in breast milk, (b) there is little or no evidence of any potential for antibodies to be developed to linaclotide, and (c) there were no signs or symptoms of an immunogenic response to linaclotide. The results observed do not alter the known safety profile for linaclotide based on the clinical studies and post-marketing experience to-date. In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that has been generated thus far in pediatric studies. The updated label modifies the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than six years of age, respectively. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established. Clinical pediatric programs in IBS-C and functional constipation are ongoing.

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

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands). These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Linaclotide(1)	$4,922	$5,581	$15,471	$19,730
IW-3718	339	13,490	7,643	46,012
Early research and development	5,646	2,621	15,440	6,053
Total research and development expenses	$10,907	$21,692	$38,554	$71,795
(1)	Includes linaclotide in all indications, populations and formulations.

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

During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 17, 2021, or the 2020 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$103,747	$103,468	$295,798	$267,336
Sale of active pharmaceutical ingredient	—	—	825	5,507
Total revenues	103,747	103,468	296,623	272,843
Cost and expenses:
Cost of revenues	—	—	—	2,239
Research and development	10,907	21,692	38,554	71,795
Selling, general and administrative	27,742	34,928	82,446	106,021
Restructuring expenses	(73)	1,232	(44)	1,232
Total cost and expenses	38,576	57,852	120,956	181,287
Income from operations	65,171	45,616	175,667	91,556
Other (expense) income:
Interest expense	(7,841)	(7,419)	(23,199)	(21,957)
Interest and investment income	178	231	546	1,284
Gain (loss) on derivatives	2,164	(2,616)	1,388	(6,549)
Other income	—	—	—	27
Other expense, net	(5,499)	(9,804)	(21,265)	(27,195)
Income before income taxes	59,672	35,812	154,402	64,361
Income tax (expense) benefit	(3,827)	(1,389)	332,672	(1,389)
Net income	$55,845	$34,423	$487,074	$62,972

Three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020

Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)				(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$103,747	$103,468	$279	0.3%	$295,798	$267,336	$28,462	11%
Sale of active pharmaceutical ingredient	—	—	—	—%	825	5,507	(4,682)	(85)%
Total revenues	$103,747	$103,468	$279	0.3%	$296,623	$272,843	$23,780	9%

Collaborative Arrangements Revenue. Collaborative arrangements revenue for the three months ended September 30, 2021 was relatively consistent with collaborative arrangements revenue for the three months ended September 30, 2020.

The increase in revenue from collaborative arrangements of $28.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily related to a $28.8 million increase in our share of the net profits from the sale of LINZESS in the U.S. driven by increased prescription demand and inventory fluctuations, partially offset by decreased net price.

Sale of Active Pharmaceutical Ingredient. The decrease in sale of API of $4.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a decrease in sales of API, finished drug product, and finished goods to AstraZeneca in China in connection with the Amended AstraZeneca Agreement, under which commercial supply obligations transitioned to AstraZeneca in the second quarter of 2020.

Cost and Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)				(dollars in thousands)
Cost and expenses:
Cost of revenues	$—	$—	$—	—%	$—	$2,239	$(2,239)	(100)%
Research and development	10,907	21,692	(10,785)	(50)%	38,554	71,795	(33,241)	(46)%
Selling, general and administrative	27,742	34,928	(7,186)	(21)%	82,446	106,021	(23,575)	(22)%
Restructuring expenses	(73)	1,232	(1,305)	(106)%	(44)	1,232	(1,276)	(104)%
Total cost and expenses	$38,576	$57,852	$(19,276)	(33)%	$120,956	$181,287	$(60,331)	(33)%

Cost of Revenues. The decrease of $2.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was related to a decrease in sales of API, finished drug product, and finished goods to AstraZeneca in China in connection with the Amended AstraZeneca Agreement.

Research and Development Expense. The decrease in research and development expense of $10.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily related to a decrease of $9.4 million in external development costs related to IW-3718; a decrease of $1.3 million in compensation, benefits, and other employee-related expenses; and a decrease of $0.8 million in linaclotide costs. These decreases were partially offset by a $1.0 million increase in external development costs related to IW-3300.

The decrease in research and development expense of $33.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily related to a decrease of $28.6 million in external development costs related to IW-3718; a decrease of $3.4 million in compensation, benefits, and other employee-related expenses; a decrease of $1.8 million in linaclotide costs; and a $0.9 million decrease in professional fees for temporary support services. These decreases were partially offset by a $2.6 million increase in external development costs related to IW-3300.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased by $7.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a $3.3 million decrease in compensation, benefits, and other employee-related expenses; a $2.2 million decrease in professional fees for legal, consulting and other services; and a $0.7 million decrease in fleet vehicle expenses.

Selling, general and administrative expenses decreased by $23.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a $13.9 million decrease in compensation, benefits, and other employee-related expenses; a $5.1 million decrease in decrease in professional fees for legal, consulting and other services; a $2.2 million decrease in sales and marketing activities; and a $1.0 million decrease in fleet vehicle expenses.

Restructuring Expenses. Restructuring expenses for the three and nine months ended September 30, 2021, related to costs associated with the workforce reduction resulting from the discontinuation of IW-3718.

Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(7,841)	$(7,419)	$(422)	6%	$(23,199)	$(21,957)	$(1,242)	6%
Interest and investment income	178	231	(53)	(23)%	546	1,284	(738)	(57)%
Gain (loss) on derivatives	2,164	(2,616)	4,780	(183)%	1,388	(6,549)	7,937	(121)%
Other income	—	—	—	—%	—	27	(27)	(100)%
Total other expense, net	$(5,499)	$(9,804)	$4,305	(44)%	$(21,265)	$(27,195)	$5,930	(22)%

Interest Expense. Interest expense increased by $0.4 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in non-cash interest expense associated with the Senior Convertible Notes.

Interest expense increased by $1.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in non-cash interest expense associated with the Senior Convertible Notes.

Interest and Investment Income. Interest and investment income decreased by an insignificant amount in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Interest and investment income decreased by $0.7 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, resulting primarily from a decrease in investment interest rates.

Gain (Loss) on Derivatives. For the three months ended September 30, 2021, we recorded a gain on derivatives of $2.2 million resulting from a $3.4 million decrease in the fair value of the Convertible Note Hedges and a $5.6 million decrease in the fair value of the Note Hedge Warrants. For the three months ended September 30, 2020, we recorded a loss on derivatives of $2.6 million resulting from a $7.9 million decrease in the fair value of the Convertible Note Hedges and a $5.3 million decrease in the fair value of the Note Hedge Warrants.

For the nine months ended September 30, 2021, we recorded a gain on derivatives of $1.4 million resulting from a $5.2 million decrease in the fair value of the Convertible Note Hedges and a $6.6 million decrease in the fair value of the Note Hedge Warrants. For the nine months ended September 30, 2020, we recorded a loss on derivatives of $6.5 million resulting from a $23.1 million decrease in the fair value of the Convertible Note Hedges and a $16.6 million decrease in the fair value of the Note Hedge Warrants.

Other Income. For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, other income decreased by an insignificant amount due to income related to a transition service agreement with Cyclerion that terminated on March 31, 2020.

Income Tax Expense. For the three and nine months ended September 30, 2021, we recorded income tax expense of $3.8 million and income tax benefit of $332.7 million, respectively. The income tax benefit for the nine months ended September 30, 2021 primarily pertains to the non-cash discrete income tax benefit of $335.2 million related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets, partially offset by state income taxes of $1.3 million and $2.6 million during the three and nine months ended September 30, 2021, respectively, in certain states which have temporarily disallowed the use of net operating losses to offset taxable income. For each of the three and nine months ended September 30, 2020, the Company recorded income tax expense of $1.4 million, primarily related to state income taxes in certain states which have temporarily disallowed the use of net operating losses to offset taxable income.

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

Liquidity and Capital Resources

As of September 30, 2021, we had $574.3 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least AA- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

During the nine months ended September 30, 2021, our balances of cash and cash equivalents increased by $211.2 million. Net cash provided by operating activities totaled $197.3 million as a result of profitable operations driven primarily by the sales of LINZESS in the U.S. Additionally, cash provided by financing activities totaled $14.0 million in proceeds from the exercise of stock options and our employee stock purchase plan. We expect to pay $120.7 million in aggregate principal amount of our 2022 Convertible Notes within the next 12 months.

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

Sources of Liquidity

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and we had an accumulated deficit of approximately $979.0 million as of September 30, 2021. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of September 30, 2021, our debt is comprised of $520.7 million aggregate principal amount of convertible notes, due at various dates between 2022 and 2026. Refer to Note 8, Notes Payable, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for information related to our debt obligations.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, and invest in building our pipeline through internal or external opportunities. We believe that our cash on hand as of September 30, 2021 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

We include our and AbbVie’s collaboration-related selling, general, and administrative expenses, which have historically included expenses from in-person selling activities, in the calculation of net profits from the sale of LINZESS in the U.S. and present net payments to us as collaborative arrangements revenue. In the fourth quarter of 2020, we and AbbVie agreed to include costs incurred throughout 2020 associated with remote selling activities performed by our and AbbVie’s customer-facing employees in collaboration-related selling, general and administrative expenses in our calculation of net profits from the sale of LINZESS in the U.S. We and AbbVie also agreed to include such costs incurred in 2021 in our calculation of net profits from the sale of LINZESS in the U.S. We have also experienced fluctuations in our settlement payments based on the ratio of selling, general and administrative expenses incurred by each party over the past several quarters and may continue to experience such fluctuations in the future as a result of the reimbursement of costs associated with remote selling activities and potential limitations in the number of in-person details we or AbbVie may be able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. The COVID-19 pandemic may negatively impact future net sales of LINZESS in the U.S., including as a result of reduced and/or restricted in-person promotion or potential changes in patient access to healthcare (including due to unemployment or modifications in insurance coverage) and payor reimbursement levels.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2021 and 2020 had a significant impact on our results of operations.

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

In addition, the U.S. FDA-approved label for LINZESS contains a boxed warning describing the risk of serious dehydration in pediatric patients less than two years of age and a contraindication against its use in these patients. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. These and other restrictions could limit the commercial potential of LINZESS.

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

The U.S. FDA-approved label for LINZESS contains a boxed warning describing the risk of serious dehydration in pediatric patients less than two years of age and a contraindication against its use in these patients. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients, and clinical pediatric programs in IBS-C and functional constipation are ongoing. Our ability to expand the indication or label information for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical programs.

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

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, courts temporarily enjoined regulations that would implement a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price and the Centers for Medicare & Medicaid Services subsequently issued a notice of proposed rulemaking to rescind and remove the regulations. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. The revisions to the federal anti-kickback statute regulations were initially scheduled to take effect in 2022 but have now been delayed to 2023 under the Biden Administration. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.

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

Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of September 30, 2021, we had an accumulated deficit of $979.0 million. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed, particularly in light of the negative financial impact that the COVID-19 pandemic may have on our business in the future. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and research and develop our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

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

As of September 30, 2021, we had total indebtedness of $520.7 million and available cash and cash equivalents of $574.3 million. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences on our business, including:

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

The COVID-19 pandemic has impacted, and is expected to continue to impact, our business and operations in a number of ways and there are significant uncertainties surrounding the extent and duration of such impacts. Factors that will influence the impact on our business and operations include the duration and extent of the outbreak, the duration and extent of imposed or recommended containment and mitigation measures, periodic spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19, the broad availability of effective vaccines, the rate of vaccinations, and vaccine mandates and the general economic consequences of the pandemic. Addressing the impacts of the COVID-19 pandemic has, and likely will for an extended period, required significant time and has diverted the attention of our management, other employees and our board of directors.

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

We are highly dependent on the drug research, development, regulatory, commercial, financial and other expertise of our management, particularly Thomas A. McCourt, our chief executive officer; John Minardo, our senior vice president, chief legal officer and secretary; Jason Rickard, our senior vice president and chief operating officer; and Michael Shetzline, our senior vice president, chief medical officer and head of research and drug development. Gina Consylman, our former chief financial officer, resigned from her position as senior vice president and chief financial officer, effective July 2, 2021. Effective upon Ms. Consylman’s departure, Mr. Rickard began serving as our principal financial officer while we conduct a retained search for Ms. Consylman’s permanent successor. This and any additional transitions in our senior management team or other key employees, or the unavailability of any such persons for any reason, can be inherently difficult to manage and may disrupt our operations or business or otherwise harm our business, for example due to the diversion of our board and management’s time and attention and a decline in employee morale. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

Ironwood Pharmaceuticals, Inc.

Date: November 4, 2021	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ RONALD SILVER
Ronald Silver
Senior Director, Corporate Controller
(Principal Accounting Officer)