Form 10-K
period 2021-12-31
IRONWOOD PHARMACEUTICALS INC
filed 2022-02-18
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2021: $1,858,612,775

As of January 31, 2022, there were 159,221,969 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

●	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
●	the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.;
●	the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners;
●	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;
●	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;
●	our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale;
●	our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements;
●	the ability of our product candidates to meet existing or future regulatory standards;
●	the safety profile and related adverse events of our products and our product candidates;
●	the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;
●	our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;
●	our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements;
●	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
●	the in-licensing or acquisition of externally discovered businesses, products or technologies, including our option to acquire an exclusive license from COUR Pharmaceutical Development Company, Inc., or COUR, to research, develop, manufacture and commercialize in the U.S., products containing CNP-104 for the treatment of primary biliary cholangitis, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions;
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

Summary of Risks Associated with our Business

Our business is subject to a number of risks, which are discussed more fully under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks include the following:

●	We are highly dependent on the commercial success of LINZESS® (linaclotide) in the United States, or the U.S., for the foreseeable future; we cannot guarantee that we will generate sufficient revenues from LINZESS to cover our expenses.
●	Our products may cause undesirable side effects or have other properties that could limit their commercial potential.
●	We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.

●	We must work effectively and collaboratively with AbbVie Inc. (together with its affiliates) to market and sell LINZESS in the U.S., and must adapt our commercial model and market strategy to the evolving landscape, for LINZESS to achieve its maximum commercial potential.

●	We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat.
●	Even though LINZESS is approved by the U.S. Food and Drug Administration for use in adult patients, post-approval development and regulatory requirements still remain, which present additional challenges.

●	If we are unable to execute on our strategy to in-license or acquire externally developed products or product candidates, or engage in other transactions with value creation potential, our business and prospects would be materially adversely affected.

●	Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.

●	Because we work with partners to develop, manufacture and commercialize linaclotide, we and our partners are dependent upon third parties, and our and our partners’ relationships with those third parties, in our and our partners’ efforts to obtain regulatory approval for, and to commercialize, linaclotide, as well as to comply with regulatory and other obligations with respect to linaclotide.
●	Limitations on our ability to obtain patent protection and/or the patent rights relating to our products and our product candidates may limit our ability to prevent third parties from competing against us.
●	Our indebtedness could adversely affect our financial condition or restrict our future operations.
●	There can be no assurance that we will repurchase shares of our Class A Common Stock or that we will repurchase shares of our Class A Common Stock at favorable prices.
●	Public health emergencies, epidemics, or pandemics, such as the COVID-19 pandemic, impact our business.

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

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, or GC-C agonists, and is indicated for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., and Mexico, IBS-C or chronic constipation in Japan, and IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie Inc. (together with its affiliates), or AbbVie, in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca AB (together with its affiliates), or AstraZeneca, in China (including Hong Kong and Macau) and Astellas Pharma Inc., or Astellas, in Japan. We also aim to leverage our leading development and commercialization capabilities in GI to bring additional treatment options to GI patients; for example, in November 2021, we entered into a collaboration and license option agreement, or the COUR Collaboration Agreement, with COUR Pharmaceutical Development Company, Inc., or COUR, that grants us an option to acquire an exclusive license, or the License, to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle for the treatment of primary biliary cholangitis, or PBC.

In 2021, we evolved our GI-focused strategy, building on our commercial success and GI development capabilities to focus on three core priorities: maximize LINZESS, strengthen our innovative GI pipeline, and deliver sustained profits and generate cash flow.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates.

Performance Against 2021 Core Priorities

1.	Maximize LINZESS
●	We recognized $400.4 million in collaborative arrangements revenue related to sales of LINZESS in the U.S. during the year ended December 31, 2021, a 9% increase compared to the year ended December 31, 2020. This increase was primarily driven by an increase in LINZESS prescription demand in the U.S. in 2021 compared to 2020.
●	In May 2021, we and AbbVie entered into a settlement agreement with a generic drug manufacturer, Teva Pharmaceuticals USA, Inc., or Teva. Pursuant to the terms of the settlement, we and AbbVie will grant Teva a license to market a generic version of 72 mcg LINZESS beginning March 31, 2029 (subject to U.S. FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur. With this settlement agreement, we and AbbVie have settled with the filers of all known ANDAs to date seeking approval to market generic versions of LINZESS.
●	In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of

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
2.	Strengthen Innovative GI Pipeline
●	In November 2021, we entered into the COUR Collaboration Agreement with COUR, a biotechnology company developing novel immune-modifying nanoparticles to treat autoimmune diseases. The COUR Collaboration Agreement grants us an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a potential treatment for PBC, a rare autoimmune disease targeting the liver that affects an estimated 133,000 people in the U.S. COUR has initiated a clinical study, or the Initial Study, evaluating the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 in PBC patients. In December 2021, the U.S. FDA granted Fast Track Designation to CNP-104.

●	We are advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as interstitial cystitis / bladder pain syndrome, or IC/BPS, and endometriosis. IC/BPS affects an estimated 4 to 12 million Americans, according to the Interstitial Cystitis Association. An estimated 4 million reproductive-age women in the U.S. have been diagnosed with endometriosis, according to a study published in Gynecologic and Obstetric Investigation. Both diseases have a limited number of treatment options available. In December 2021, the U.S. FDA accepted our Investigational New Drug Application, or IND, and the Phase I clinical program has commenced in the first quarter of 2022 to evaluate the safety and tolerability of IW-3300 in healthy volunteers.
3.	Deliver Sustained Profits and Generate Cash Flow
●	Delivered net income of $528.4 million during the year ended December 31, 2021, reflecting our third consecutive full year of profitability.
●	We generated $261.9 million in cash from operations during the year ended December 31, 2021, ending the year with $620.1 million in cash and cash equivalents.

Impact of the COVID-19 Pandemic on our Business

There continue to be significant uncertainties surrounding the extent and duration of the impact of the COVID-19 pandemic on our business and operations and the COVID-19 pandemic may have a material adverse impact on our business and financial condition in the future. We took important actions in 2021 designed to mitigate the impacts of the COVID-19 pandemic on our business. We continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition. The impact of COVID-19 on our business and financial condition is more fully described below in Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of —Trends and Uncertainties.

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

We and AbbVie continue to explore ways to enhance the clinical profile of linaclotide by studying linaclotide in additional indications, populations, and formulations to assess its potential to treat various conditions. In September 2020, based on Phase IIIb data demonstrating the efficacy and safety of LINZESS 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort, in adult patients with IBS-C, the U.S. FDA approved our Supplemental New Drug Application to include a more comprehensive description of the effects of LINZESS in its approved label.

We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established. Clinical pediatric programs in IBS-C and functional constipation are ongoing.

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

IW-3300

We are also advancing IW-3300, a GC-C agonist, which is in Phase I development for the potential treatment of visceral pain conditions, such as IC/BPS and endometriosis. IC/BPS affects an estimated 4 to 12 million Americans, according to the Interstitial Cystitis Association. An estimated 4 million reproductive-age women in the U.S. have diagnosed endometriosis, according to a study published in Gynecologic and Obstetric Investigation in 2017. Both diseases have a limited number of treatment options available.

CNP-104

Through the COUR Collaboration Agreement, we have an option to acquire an exclusive license from COUR to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 for the potential treatment of PBC. PBC affects an estimated 133,000 people in the U.S. Currently, there is no approved therapy that addresses the root cause of the autoimmune destruction of the bile ducts in PBC.

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

The following chart shows our revenue for the U.S. and territories outside of the U.S. as a percentage of our total revenue for each of the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
U.S.	97.8%	95.8%	78.0%
Japan	0.6%	1.1%	13.0%
Rest of world	1.6%	3.1%	9.0%
	100.0%	100.0%	100.0%

Revenue attributable to our linaclotide partnerships comprised substantially all of our revenue for each of the years indicated. Further, we currently derive a significant portion of our revenue from our LINZESS collaboration with AbbVie for the U.S. and believe that the revenues from this collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Our revenue from our LINZESS collaboration with AbbVie for the U.S. is highly dependent on the responsiveness of patients to fill prescriptions and other factors such as wholesaler buying patterns. Our collaborative arrangements revenue outside of the U.S. has fluctuated for the years ended December 31, 2021, 2020, and 2019 based on timing of milestone and non-contingent payments. Our collaborative arrangements revenue may continue to fluctuate as a result of the timing and amount of royalties from sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval, as well as clinical and commercial milestones received and recognized under our strategic partnerships outside of the U.S.

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

License Agreement with AbbVie (All countries other than the countries and territories of North America, China (including Hong Kong and Macau), and Japan)

In April 2009, we entered into a license agreement with Almirall, S.A., or Almirall, or the European License Agreement, to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC and other GI conditions. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to AbbVie. In January 2017, we and AbbVie entered into an amendment to the European License Agreement. The European License Agreement, as amended, extended the license to develop and commercialize linaclotide in all countries other than China (including Hong Kong and Macau), Japan, and the countries and territories of North America. We refer to the additional licensed countries as the Expanded Territory. Under the European License agreement, AbbVie is obligated to pay us (i) certain commercial milestones totaling up to $42.5 million, (ii) royalties based on sales volume in Europe, beginning in the mid-single digits percent and escalating to the upper-teens percent, and (iii) on a country-by-country and product-by-product basis in the Expanded Territory, a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in the Expanded Territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events.

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

Collaboration and License Option Agreement with COUR

In November 2021, we entered into the COUR Collaboration Agreement with COUR, pursuant to which we have been granted an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 for the treatment of PBC. COUR has commenced the Initial Study evaluating the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 in PBC patients. In December 2021, the U.S. FDA granted Fast Track Designation to CNP-104.

Pursuant to the terms of the COUR Collaboration Agreement, we made an upfront, non-refundable payment of $6.0 million to COUR and we will pay COUR non-contingent payments and milestone payments totaling $13.5 million in connection with certain development activities and regulatory milestones. After reviewing the data from the Initial Study, if we exercise the option, we will pay COUR $35.0 million in exchange for the exclusive license. Additionally, we will pay royalties to COUR in the high single digits to low double digits percentage of the aggregated annual net sales in the U.S. of products containing CNP-104 and COUR will be eligible to receive commercial milestone payments of up to $440.0 million over the term of the agreement.

Other Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, we and Alnylam entered into a disease education and promotional agreement, or the Alnylam Agreement, for Alnylam’s GIVLAARI for the treatment of acute hepatic porphyria. The Alnylam agreement, as amended, was terminated in June 2021 with an effective termination date of September 30, 2021. Under the Alnylam Agreement, we received service fees totaling $5.5 million for services rendered from the commencement of the agreement through December 31, 2020, and we remain eligible to receive royalties based on a percentage of net sales of GIVLAARI that are directly attributable to our promotional efforts prior to the termination of the Alnylam agreement through September 30, 2022, which is one year following the termination of the agreement.

Our Strategy

Our vision is to become the leading U.S. GI-focused healthcare company. To achieve this vision, we are dedicated to leveraging our development and commercial expertise to advance the treatment of GI diseases and redefine the standard of care for patients suffering from GI diseases. Our strategy is focused on three core priorities: maximize LINZESS, strengthen our innovative GI pipeline, and deliver sustained profits and generate cash flow. Key elements of our strategy include:

●	assembling a team with a singular passion and documented success in creating, developing and commercializing GI medicines that can make a significant difference in patients’ lives;
●	successfully and profitably commercializing LINZESS in collaboration with AbbVie in the U.S.;
●	exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;
●	leveraging our U.S.-focused commercial capabilities in marketing, reimbursement, patient engagement and sales to expand the commercial potential of LINZESS; collaborating with global partners who share our vision, values, culture, and processes to develop and commercialize linaclotide outside of the U.S.;
●	evaluating innovative, externally developed products for in-licensing or acquisition opportunities, prioritizing assets that address serious, organic GI diseases, provide scientific innovation, sound mechanistic rational, a strong clinical safety profile, a clear development path towards commercialization and in disease areas primarily managed by gastroenterologists; and
●	executing our strategy with our stockholders’ long-term interests in mind by delivering sustainable profits and long-term per share cash flows.

Competition

Linaclotide competes globally with certain branded and generic prescription therapies and over the counter, or OTC, products for the treatment of IBS-C and CIC, or their associated symptoms.

OTC laxatives make up the majority of the treatments in the U.S. for IBS-C and CIC, according to our internal research. LINZESS accounts for the majority of branded prescriptions in the U.S. for adults with IBS-C and CIC, according to 2021 data from IQVIA Inc. National Prescription Audit.

Until the launch of LINZESS, the only available branded prescription therapy for IBS-C and CIC in the U.S. was AMITIZA® (lubiprostone), which was approved for the treatment of CIC in 2006, for the treatment of IBS-C in 2008, and for the treatment of opioid induced constipation in 2013. AMITIZA is being commercialized in the U.S. by Takeda Pharmaceuticals Limited. AMITIZA also is being commercialized for the treatment of adults with CIC in certain European countries, including the United Kingdom and Switzerland by Sucampo AG, and for the treatment of chronic constipation in Japan by Mylan N.V., an authorized generic version of AMITIZA became available in the U.S. in January 2021 and is being commercialized by Endo International plc., and we expect additional generic versions of AMITIZA may become available. TRULANCE® (plecanatide) was approved in the U.S. for the treatment of CIC in adults in January 2017 and for the treatment of IBS-C in adults in January 2018 and is being commercialized in the U.S. by Bausch Health Companies. Shire plc obtained approval of MOTEGRITY™ (prucalopride) in the U.S. for the treatment of CIC in adults in December 2018. In April 2019, US WorldMeds, LLC received approval for the reintroduction of ZELNORM™ (tegaserod) in the U.S. for the treatment of IBS-C in women under the age of 65, and in November 2021, Ardelyx, Inc., or Ardelyx, announced its plans to launch IBSRELATM (tenapanor), Ardelyx’s U.S. FDA approved treatment for IBS-C in adults, in the second quarter of 2022. ISBRELA is not currently commercially available.

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

Linaclotide Patent Portfolio

Our linaclotide patent portfolio is currently composed of 14 patents in the U.S., including 12 U.S. patents listed in the U.S. FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, seven granted European patents, most of which have been validated in available European countries, ten granted Japanese patents, five granted Chinese patents, 61 issued patents in other foreign jurisdictions, and numerous pending U.S., foreign and Patent Cooperation Treaty, or PCT, patent applications. We and our partners own, either jointly or individually, all of the issued patents and pending applications.

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

We have pending patent applications in certain countries worldwide that, if issued, will expire between 2024 and 2040 and which include claims covering the linaclotide molecule, methods of using linaclotide to treat GI disorders, the current commercial formulations of linaclotide and uses thereof to treat GI disorders and delayed release and other potential formulations of linaclotide.

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

We and AbbVie received Paragraph IV certification notice letters regarding ANDAs submitted to the U.S. FDA by five generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), proposed generic versions of LINZESS. All five manufacturers requested approval for their 145 mcg and 290 mcg generic doses of LINZESS and two requested additional approval for their 72 mcg generic doses of LINZESS. We and AbbVie have entered into settlement agreements with all five of these generic drug manufacturers providing for licenses to market their 72 mcg (if applicable),145 mcg and 290 mcg generic versions of LINZESS, beginning as early as March 2029 (subject to U.S. FDA Approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur.

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

U.S. FDA Approval Process

No company may market a new drug in the U.S. until it has submitted an NDA to the U.S. FDA, and the U.S. FDA has approved it. The steps required before the U.S. FDA may approve an NDA generally include:

●	conducting nonclinical laboratory tests and animal tests in compliance with U.S. FDA’s good laboratory practice, or GLP, requirements;
●	development, manufacture and testing of active pharmaceutical product and dosage forms suitable for human use in compliance with current GMP;
●	conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the product for its specific intended use(s);
●	in order to evaluate a drug in humans in the U.S., an IND must be submitted and come into effect before human clinical trials may begin;
●	the submission to the U.S. FDA of an NDA;
●	satisfactory completion of one or more U.S. FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current GMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	inspections of other sources of data in the NDA, such as inspection of clinical trial sites to assess compliance with good clinical practice, or GCP, requirements are also generally required; and
●	U.S. FDA review and approval of the NDA.

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

Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health care providers, require disclosure to the government and public of such interactions and/or require reporting of pricing information or marketing expenditures. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation.

Our Legacy Business

Separation

On April 1, 2019, we completed a tax-free spin off of our soluble guanylate cyclase, or sGC, business into a separate publicly traded company, Cyclerion Therapeutics, Inc., or Cyclerion. In connection with the separation of our sGC business, or the Separation, certain assets and liabilities related to the sGC business were transferred to Cyclerion, including various U.S. and foreign patents and Patent Cooperation Treaty patent applications. The Separation and related agreements are more fully described in Note 3, Cyclerion Separation, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Human Capital

As of December 31, 2021, we had 219 employees. Of these employees, 40 were on our drug development team, 126 were on our sales and commercial team, and 53 were in general and administrative functions. We consider our employee relations to be good.

Equity, Diversity, and Inclusion (EDI)

We believe that creating an equitable, diverse, and inclusive culture is critical to attracting, motivating and retaining the talent necessary to deliver on our mission. Approximately 49% of our employees are women, and women represent approximately 29% of our leadership team (vice president and above) and nearly 27% of our board of directors (including our board and audit chairs). Additionally, approximately 19% of our employees are racially or ethnically diverse and, in 2021, approximately 24% of our new hires were racially or ethnically diverse. Our equity, diversity and inclusion principles are also reflected in our employee training and policies.

In 2021, we continued to advance our equity, diversity, and inclusion, or EDI, initiatives with strong advocacy by our leadership team and board of directors. In 2021, we incorporated into our corporate goals an EDI scorecard reflecting numerous metrics and deliverables. Over the course of the year we achieved our target level of performance on these EDI metrics. We strove to ensure that our candidate pools included diverse candidates and, as a result, both of the executive officers hired in 2021 represent diverse populations. For 2022, we are committed to furthering our EDI efforts consistent with our long-term EDI strategy adopted in 2020. Our board of directors has approved a specific corporate goal for 2022 aimed at fostering an environment where employees feel included and empowered. Current EDI initiatives include empowering our employee resource groups, such as W@IRWD (Women at Ironwood) and ISTAR (Ironwood Stands Together Against Racism), introducing new learning and development opportunities, strengthening our talent acquisition strategies, supporting equality programs in our local communities and delivering on metrics for retention, career advancement, and employee survey feedback from diverse populations.

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

Communication and Engagement

We strongly believe that our success depends on employees understanding how their work contributes to our ability to execute on our vision, mission and strategy. Communication and engagement have been especially critical in light of challenges brought on by macro events such as the COVID-19 pandemic, the competition for talent in the biopharmaceutical industry and employees’ higher expectations on engagement by their employers. To this end, we utilize a variety of channels to facilitate open and direct communication, including frequent town hall meetings, Ironwood intranet, CEO blog, leadership engagement opportunities, regular communications regarding business updates, and employee engagement surveys.

Health, Wellness and Safety in the Face of the COVID-19 Pandemic

The health and safety of all our employees is a top priority for us. We have augmented certain healthcare, childcare and leave benefits in an effort to support our employees and their families in the face of the unique challenges brought on by the COVID-19 pandemic. We maintain a working group focused on creating and keeping employees well informed about the company’s latest plans and guidance around COVID-19. We also provided personal protective equipment, at-home COVID-19 test kits and safety trainings for field-based employees, a home supply stipend to create home office space, reallocated commuter benefits for home office use, extended additional wellness benefits including backup childcare, and provided our employees with resilience training, among other efforts.

Available Information

You may obtain free copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, on the Investors section of our website at www.ironwoodpharma.com or by contacting our Investor Relations department at (617) 621-8395. The contents of our website are not incorporated by reference into this report and you should not consider information provided on our website to be part of this report.

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

●	sales of our products may be impaired;

●	regulatory approvals for our products may be delayed, denied, restricted or withdrawn;

●	we or our partners may decide to, or be required to, change the products’ label or send product warning letters or field alerts to physicians, pharmacists or hospitals;

●	reformulation of the products, additional nonclinical or clinical studies, changes in labeling or changes to or re- approvals of manufacturing facilities may be required;

●	we or our partners may be precluded from pursuing approval of linaclotide in new territories or from studying additional development opportunities to enhance our products’ clinical profiles, including within new or existing indications, populations or formulations, as well as in potential combination products;

●	our or our products’ reputation in the marketplace may suffer; and

●	government investigations or lawsuits, including class action suits, may be brought against us or our partners.

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

We expect to experience pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below, as well as the trend toward initiatives aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There has been significant scrutiny of pharmaceutical pricing and the resulting costs of pharmaceutical products that could cause significant operational and reimbursement changes for the pharmaceutical industry. There have been a number of federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices, price increases or other related costs. For example, the Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase, which began in 2019, in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70%. More recently, the Biden administration has focused on reforms that would address the high cost of drugs. In response to an

Executive Order from President Biden, the Secretary of Health and Human Services issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs, such as capping Medicare Part D patients out-of-pocket costs, establishing penalties for drug prices that increase faster than inflation in Medicare and authorizing the federal government to negotiate prices on certain, select high cost drugs under Medicare Parts B and D.

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

In order to optimize the commercial potential of LINZESS, we and AbbVie must execute upon this commercialization plan effectively and efficiently. In addition, we and AbbVie must continually assess, modify and adapt our commercialization plan in a coordinated and integrated fashion, including evaluating and adjusting as necessary the level and mix of marketing and promotion efforts, in response to changing business, market or other factors in order to advance the commercial potential of LINZESS. For example, the decrease in physical access to customers due to the COVID-19 pandemic prompted us to increase our virtual selling capabilities. While our in-person selling efforts have returned to near pre-COVID-19 pandemic levels, we plan to maintain a certain level of virtual support as part of our commercial model designed to quickly respond to reduced physical access due to periodic spikes in infection rates, changing market dynamics and customer preference. Further, we and AbbVie must continue to focus and refine our marketing campaign to ensure a clear and understandable physician-patient dialogue around IBS-C, CIC and the potential for LINZESS as an appropriate therapy. In addition, we and AbbVie must provide our sales forces with the highest quality support, guidance and oversight for them to continue to effectively promote LINZESS to gastroenterologists and primary care physicians. If we and AbbVie fail to evolve with the changing commercial landscape successfully and perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm. Our efforts to further target and engage adult patients with IBS-C or CIC may not effectively increase appropriate patient awareness or patient/physician dialogue and may not increase the revenues that we generate from LINZESS.

In addition, most of our customer-facing employees are engaged in in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees are engaged in in-person work practices, and in some cases, we have paused or delayed in-person work practices as a result of the impact of the COVID-19 pandemic in those territories, and may do so again in the future. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. Our headquarters have re-opened, but all headquarters employees have the option to work primarily remotely. We may delay, stop or otherwise limit in-person work in the future pending relevant health authority guidance and additional safety or other considerations. The virtual support we continue to provide to customers may not be as effective as in-person efforts, and our in-person efforts may be limited and/or limited in their effectiveness. If this were to occur, or if we, AbbVie or any of our partners were unable to align on our strategy and development and commercial efforts as a result of the COVID-19 pandemic or otherwise, we may not be able to maintain or increase the revenues that we generate or our business may be otherwise materially harmed.

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

Linaclotide competes with certain prescription therapies and over-the-counter products, including with products that have attained significant levels of market acceptance. The availability of prescription competitors and over-the- counter products could limit the demand, and the price we are able to charge, for LINZESS unless we are able to achieve and maintain market acceptance among the medical community and patients and differentiate LINZESS on the basis of its cost and/or actual or perceived benefits. For example, Takeda’s AMITIZA (lubiprostone) is approved by the U.S. FDA for sale in the U.S. for the treatment of IBS-C, CIC and opioid-induced constipation, an authorized generic version of AMITIZA became available in the U.S. in January 2021 and is being commercialized by Endo International plc, and we expect additional generic versions of AMITIZA may become available; Bausch Health’s TRULANCE (plecanatide) is approved by the U.S. FDA for sale in the U.S. for the treatment of adults with IBS-C and CIC; Takeda’s MOTEGRITY (prucalopride) is approved by the U.S. FDA for sale in the U.S. for the treatment of CIC in adults; Alfasigma USA’s ZELNORM (tegaserod) is approved for sale in the U.S. for treatment of IBS-C in women under the age of 65; and in November 2021, Ardelyx, Inc., or Ardelyx, announced its plans to launch IBSRELA™ (tenapanor),

Ardelyx’s U.S. FDA-approved treatment for IBS-C in adults, in the second quarter of 2022. Over-the-counter laxatives such as MiraLAX® and DULCOLAX®, and lactulose, a prescription laxative treatment, are also available for the treatment of constipation. Additionally, we believe other companies are developing products which could compete with linaclotide, should they be approved by the U.S. FDA or foreign regulatory authorities and become commercially available. In addition, there are other compounds in late-stage development and other potential competitors that are in earlier stages of development that, if approved, may compete with linaclotide. If our current or potential competitors are successful in completing drug development for their drug candidates and obtain approval from the U.S. FDA or foreign regulatory authorities, they could limit the demand for linaclotide.

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

If any of the foregoing were to occur, our or our partners’ receipt of regulatory approval in the applicable jurisdiction could be delayed or we or our partners may never receive approval at all. Additionally, we or our partners cannot be certain of the duration or extent to which the COVID-19 pandemic may impact operations of regulatory authorities in jurisdictions around the world, and any reduction in resources dedicated to review and approval of products in applicable jurisdictions could delay or otherwise impact approval or other regulatory decisions or actions. Further, regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. If linaclotide is not approved for all indications or patient populations or with the label requested, this would limit the uses of linaclotide and have an adverse effect on its commercial potential or require costly post-marketing studies.

Risks Related to Our Growth Strategy

If we are unable to execute on our strategy to in-license or acquire externally developed products or product candidates, or engage in other transactions with value creation potential, our business and prospects would be materially adversely affected.

Our future success is largely dependent on our ability to successfully execute on our growth strategy, which includes in-licensing or otherwise acquiring the rights to externally developed gastrointestinal products or product candidates or engaging in other transactions with value creation potential. The success of this strategy depends upon our ability to identify, select and acquire promising assets, platforms or other opportunities. For example, in November 2021, we entered into a collaboration and license option agreement with COUR Pharmaceutical Development Company, Inc., or COUR, relating to COUR’s investigational therapy CNP-104, a potential treatment of primary biliary cholangitis, or PBC. Under this agreement, COUR will conduct an initial clinical trial for CNP-104 in PBC patients, and we have been granted an option to acquire an exclusive license to research, develop, manufacture and commercialize products containing CNP-104 in the U.S. for the treatment of PBC after reviewing the data from this study. There is no assurance that we will exercise this option following COUR’s completion of this initial study, or that CNP-104 will be successful for the treatment of PBC. In addition, the process of proposing, negotiating and implementing a license or acquisition is lengthy and complex and there is no assurance we will be able to enter into similar transactions in the future. Pursuit of external opportunities is also a highly competitive area and a number of other companies, including some with substantially greater financial, development, marketing and sales resources, may compete with us for license or acquisition opportunities. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, product candidates, businesses or technologies and integrate them into our current infrastructure. Moreover, we expect to incur a variety of costs and devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we are unable to successfully acquire the rights to additional products or product candidates on terms that we find acceptable, or at all, or execute other value creating transactions, we will remain smaller, less diversified and highly dependent on the commercial success of LINZESS, and our business and prospects would be materially and adversely affected.

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

The development of product candidates in particular is a highly uncertain process, as we discuss further below. Any product candidate that we in-license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the U.S. FDA and applicable foreign regulatory authorities. We may also rely on our licensors and collaboration partners to conduct development activities for certain of our product candidates, and while we may have oversight of such development activities, such licensees or collaboration partners may not effectively develop any such product candidates. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities or competitors may develop alternatives that render our potential product candidates obsolete or less attractive. It is possible that none of the product candidates we may in-license or acquire will be approved for commercial sale or be otherwise commercially viable, which would impair our ability to grow. Furthermore, we may have little or no insight or control over the development and commercialization of any product that we in-license outside the licensed territory. If other licensees do not effectively develop or commercialize any such product outside the licensed territory, our reputation or the reputation of any such product may be impacted.

Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.

As part of our growth strategy, we intend to explore further linaclotide development opportunities. We and AbbVie are exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in new or existing indications, populations and formulations to assess its potential to treat various conditions. For example, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients, and clinical pediatric trials in IBS-C and functional constipation are ongoing. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the U.S. FDA or in other countries or harm linaclotide’s reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

The strength of our company’s pipeline will depend in large part on the outcomes of studies of assets in our pipeline, such as IW-3300 for the potential treatment of interstitial cystitis/bladder pain syndrome, and any other assets that we may acquire or license from third parties, including CNP-104 for the treatment of PBC, for which we have been granted an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., following COUR’s completion of the initial study of CNP-104. We may spend several years and make significant investments in developing any current or future product candidate, and failure may occur at any point. Our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale by the U.S. FDA. To satisfy these standards, we must allocate resources among development programs and we must engage in costly and lengthy research and development efforts, which are subject to unanticipated delays and other significant uncertainties. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing competitive drugs, be proven safe and effective in clinical trials, or meet applicable regulatory standards. It is possible that none of the product candidates we develop will be approved for commercial sale, which would impair our ability to grow.

We have ongoing or planned nonclinical and clinical trials, including for linaclotide, and our product candidates. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical or clinical trials. Findings from completed nonclinical studies may not be replicated in later clinical trials, and clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval. Results from clinical trials and findings from nonclinical studies could lead to abrupt changes in development activities, including the possible limitation or cessation of development activities associated with a particular product candidate or program. Furthermore, our analysis of data obtained from nonclinical and clinical activities is subject to confirmation and interpretation by the U.S. FDA and other applicable regulatory authorities, which could delay, limit or prevent regulatory approval. The U.S. FDA or other regulatory authorities also may require additional clinical trials, which may be costly or delay, limit, prevent or otherwise impact regulatory submission or approval. Satisfaction of U.S. FDA or other applicable regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays.

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

Risks Related to Our Dependence on Third Parties

Because we work with partners to develop, manufacture and commercialize linaclotide, we and our partners are dependent upon third parties, and our and our partners’ relationships with those third parties, in our and our partners’ efforts to obtain regulatory approval for, and to commercialize, linaclotide, as well as to comply with regulatory and other obligations with respect to linaclotide.

AbbVie played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and AbbVie holds the new drug application, or NDA, for LINZESS. AbbVie also continues to play a significant role in the conduct of our pediatric program for linaclotide. In addition, we are commercializing LINZESS in the U.S. with AbbVie. AbbVie is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan and China (including Hong Kong and Macau). AbbVie is commercializing LINZESS in Mexico and CONSTELLA in Canada, as well as commercializing CONSTELLA in certain countries in Europe. Astellas and AstraZeneca are responsible for development and commercialization of LINZESS in Japan and China (including Hong Kong and Macau), respectively. Each of our partners for linaclotide also is responsible for active pharmaceutical ingredient, or API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. We and/or our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API.

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

The compliance obligations imposed by the GDPR and the CCPA have required us to revise our operations. In addition, the GDPR and the CCPA impose substantial fines and other regulatory penalties for breaches of data protection requirements, and they confer a private right of action on data subjects (in the case of the GDPR) and consumers (in the case of the CCPA) and their representatives for breaches of certain data protection requirements. Moreover, we will be subject to the California Privacy Rights Act, which will impose additional obligations on companies processing personal information of California residents beyond those found in the CCPA. We expect to be subject to additional privacy laws at both the U.S. state level and abroad as many jurisdictions have either recently passed data privacy legislation or are considering enacting such legislation. Achieving and sustaining compliance with applicable international, federal and state privacy, security, fraud and reporting laws may prove time-consuming and costly.

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

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, in November 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing a new “most favored nation” payment model for select drugs covered under Medicare Part B. The rule was challenged and became subject a nationwide preliminary injunction, and ultimately rescinded by CMS. Adoption of new healthcare reform legislation at the federal or state level could negatively affect demand for, or pricing of, our products or product candidates if approved for sale.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. For example, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to March 31, 2022). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

Risks Related to the Separation of Cyclerion

We may be exposed to claims and liabilities as a result of the separation of Cyclerion.

On April 1, 2019, we distributed all of the outstanding shares of Cyclerion Therapeutics, Inc., or Cyclerion, common stock to Ironwood stockholders in connection with the separation of our soluble guanylate cyclase business, or the Separation. In connection with the distribution, we entered into a separation agreement and various other agreements, including a tax matters agreement and an employee matters agreement. These agreements governed the separation and distribution as well as the relationship between us and Cyclerion, including with respect to potential tax-related losses associated with the separation and distribution.

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

In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent or in the same manner as the U.S., and, therefore, we or our partners may encounter problems in protecting and defending our intellectual property in certain foreign jurisdictions.

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

Generic drug manufacturers were first able to file ANDAs for generic versions of LINZESS in August 2016. When filing an ANDA for one of our products, a generic drug manufacturer may choose to challenge one or more of the patents that cover such product and seek to commercialize generic versions of one or more LINZESS doses. As such, we have brought, and may bring in the future, legal proceedings against generic drug manufacturers.

We and AbbVie have received Paragraph IV certification notice letters regarding ANDAs submitted to the U.S. FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), proposed generic versions of our U.S. FDA-approved drug LINZESS. We filed patent infringement lawsuits against five companies making such ANDA filings and subsequently entered into settlement agreements with each of these filers. Frequently, innovators receive multiple ANDA filings. Consequently, we may receive additional notice letters regarding ANDAs submitted to the U.S. FDA (and we may receive amendments to those notice letters), but we may not become aware of these filings for several months after any such submission due to procedures specified under applicable U.S. FDA regulations.

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

Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of December 31, 2021, we had an accumulated deficit of $937.6 million. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed, particularly in light of the negative financial impact that the COVID-19 pandemic may have on our business in the future. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide, research and develop our product candidates, and access externally developed products or product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our corporate or product development or commercialization efforts.

We have previously raised funds to finance our operations through capital raising activities, including the sale of shares of our Class A Common Stock in public offerings and convertible and other debt issuances. However, marketing and selling gastrointestinal drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products or product candidates are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

As of December 31, 2021, we had total indebtedness of $520.7 million and available cash and cash equivalents of $620.1 million. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences on our business, including:

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

We expect our operating results to be subject to frequent fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

●	the level of underlying demand for our products in the countries in which they are approved;

●	wholesalers’ buying patterns with respect to our products;

●	the costs associated with commercializing our products in the U.S.;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

●	any impairments of assets or goodwill, and associated write-downs;

●	any variations in the level of expenses related to our development programs;

●	addition or termination of clinical trials;

●	any impact on taxes or changes in tax rules;

●	regulatory developments affecting our products and product candidates;

●	any material lawsuit in which we may become involved; and

●	the impact of the COVID-19 pandemic or other public health epidemics, including containment or mitigation measures, or natural disasters.

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

Our board of directors has authorized a share repurchase program of up to $150.0 million to repurchase shares of our Class A Common Stock. The amount and timing of share repurchases are subject to market conditions, stock price and other factors, including compliance with all respective laws and our applicable agreements. The amount, timing and execution of our repurchases of our Class A Common Stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition, tax laws, and other factors that we may deem relevant. A reduction in repurchases under, or the completion of, our share repurchase program could have a negative effect on our stock price. We can also provide no assurance that we will repurchase shares of our Class A Common Stock at favorable prices, if at all.

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

The COVID-19 pandemic has impacted, and is expected to continue to impact, our business and operations in a number of ways and there are significant uncertainties surrounding the extent and duration of such impacts. Factors that will influence the impact on our business and operations include the duration and extent of the outbreak, the duration and extent of imposed or recommended containment and mitigation measures, periodic spikes in infection rates, new strains or variants of the virus that cause outbreaks of COVID-19, the broad availability of effective vaccines, the rate of vaccinations, and vaccine mandates and the general economic consequences of the pandemic. Addressing the impacts of the COVID-19 pandemic has, and likely will for an extended period, required significant time and has diverted the attention of our management, other employees and our board of directors.

The decrease in physical access to customers due to the COVID-19 pandemic prompted us to increase our virtual selling capabilities. While our in-person selling efforts have returned to near pre-COVID-19 pandemic levels, we plan to maintain a certain level of virtual support as part of our commercial model designated to quickly respond to reduced physical access due to periodic spikes in infection rates, changing market dynamics and customer preference. Should we be unable to evolve with any further changes in the commercial landscape, we may be unable to maintain or grow our revenues from the commercialization of LINZESS or successfully commercialize future products. In addition, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or changes in the type of such coverage held by patients (including changes from commercial insurance to Medicaid) or the loss of coverage by some patients, due to the impacts of the COVID-19 pandemic (including the related increase in unemployment in the U.S.) may negatively impact our revenue from LINZESS. Moreover, continuing impacts to healthcare access or administration (including, for example, limitations on medications or procedures deemed “non-essential” and reduced interaction between patients and physicians) due to the COVID-19 pandemic may impact demand for LINZESS and materially harm our business and commercialization efforts.

Most of our customer-facing employees are engaged in in-person work practices; however, they are limited in the number of in-person details they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. We monitor the impact of the COVID-19 pandemic in the territories where our customer-facing employees are engaged in in-person work practices, and in some cases, we have paused or delayed in-person work practices as a result of the impact of the COVID-19 pandemic in those territories, and may do so again in the future. Customer-facing employees who are not providing in-person services continue to support their customers virtually through telephone and web-based technologies. Our headquarters have re-opened, but all headquarters employees have the option to work primarily remotely. We may delay, stop or otherwise limit in-person work in the future pending relevant health authority guidance and additional safety or other considerations. If our employees are unable to work from home effectively, or if the COVID-19 pandemic otherwise impacts employees’ ability to work, for example due to containment and mitigation measures related to the COVID-19 pandemic, illness, lack of resources or inadequate technology, or restrictions, closures or other limits on school and other childcare options, our business will be materially harmed. Specifically, new or continuing limits on the ability of our customer-facing employees to meet with physicians and patients to visit healthcare providers and pharmacists (including due to continued or future remote working arrangements, containment and mitigation measures that limit access to customers or other restrictions related to the COVID-19 pandemic) may have an extended negative impact on LINZESS sales.

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

The spread of COVID-19 continues to disrupt the U.S. healthcare and healthcare regulatory system. Capital markets in the U.S. and around the world may be negatively impacted and can potentially harm our business, including our ability to obtain future financing. The COVID-19 pandemic, including containment and mitigation measures, has impacted our business and operations, and could have a material adverse impact on our financial condition and results of operations in the future, including for an extended period of time.

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

We are highly dependent on the drug research, development, regulatory, commercial, financial and other expertise of our management, particularly Thomas A. McCourt, our chief executive officer; Sravan K. Emany, our senior vice president, chief financial officer, John Minardo, our senior vice president, chief legal officer and secretary; Jason Rickard, our senior vice president, chief operating officer; and Michael Shetzline, our senior vice president, chief medical officer and head of research and drug development. Transitions in our senior management team or other key employees, or the unavailability of any such persons for any reason, can be inherently difficult to manage and may disrupt our operations or business or otherwise harm our business, for example due to the diversion of our board and management’s time and attention and a decline in employee morale. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control. These provisions include the following:

●	While our board of directors is currently divided into three classes serving staggered terms, at our 2019 annual meeting of stockholders, our stockholders approved an amendment to our certificate of incorporation to declassify our board of directors to allow our stockholders to vote on the election of the entire board of directors on an annual basis, rather than on a staggered basis. This declassification has been phased in, and beginning at our 2022 annual meeting of stockholders, stockholders will have the opportunity to replace the entire board at a single stockholders’ meeting and at each annual stockholders’ meeting thereafter. As required by Delaware law, the amendment to our certificate of incorporation also reflects that, once the board of directors is declassified, stockholders may remove directors with or without cause.

●	Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

●	Our board of directors may issue, without stockholder approval, shares of preferred stock. The ability to authorize preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

●	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. Furthermore, as described above, until our board of directors is declassified, stockholders may only remove a member of our board of directors for cause. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect such acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

●	Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock are not able to take certain actions outside of a stockholders’ meeting.

●	Special meetings of stockholders may be called only by the chairman of our board of directors, our chief executive officer or a majority of our board of directors. As a result, a holder, or holders, controlling a majority of our capital stock are not able to call a special meeting.

●	A super-majority (80%) of the outstanding shares of Class A Common Stock are required to amend our bylaws, which make it more difficult to change the provisions described above.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters and operations are located in Boston, Massachusetts, where, as of December 31, 2021, we occupied approximately 39,000 square feet of office space under our lease expiring in June 2030. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A Common Stock are traded on the Nasdaq Global Select Market under the symbol “IRWD.” Our shares have been publicly traded since February 3, 2010. As of January 31, 2022, there were 42 stockholders of record of our Class A Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance operations and stock repurchases. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant.

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

The following graph compares the performance of our Class A Common Stock to the Nasdaq Benchmark TR Index (U.S.) and to the Nasdaq Biotechnology Index (U.S.) from December 31, 2016 through December 31, 2021. The comparison assumes $100 was invested after the market closed on December 31, 2016 in our Class A Common Stock and in each of the presented indices, and it assumes reinvestment of dividends, if any (other than any Cyclerion common stock distributed in connection with the Separation). Total returns reflected in the following graph for periods prior to the date of the Separation have been adjusted for the effect of the Separation to exclude the sGC business.

COMPARISON OF QUARTERLY CUMULATIVE TOTAL RETURN

Among The Nasdaq U.S. Benchmark Index,

the Nasdaq Biotechnology Index,

and Ironwood Pharmaceuticals, Inc.

Issuer Purchases of Equity Securities

In May 2021, our board of directors authorized a program to repurchase up to $150.0 million of our Class A Common Stock. Unless it is terminated or suspended prior to its expiration, the stock repurchase program will remain in effect until December 31, 2022.

The following table summarizes our Class A Common Stock repurchase activity during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Dollar Value of Shares that May Yet Be Purchased (in thousands)
October 1, 2021 - October 31, 2021	—	$—	$—	$150,000
November 1, 2021 - November 30, 2021	—	—	—	150,000
December 1, 2021 - December 31, 2021	2,357,000	11.51	2,357	122,861
	2,357,000	$11.51	$2,357	$122,861

During the year ended December 31, 2021, we repurchased 2.4 million shares of our Class A Common Stock for $27.1 million at an average price of $11.51 per share. All shares repurchased under our share repurchase program will be retired.

Item 6. Selected Financial Data

Reserved.

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

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019 is included in Part II, Item 7 –"Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on February 17, 2021.

Overview

We are a gastrointestinal, or GI, healthcare company dedicated to advancing the treatment of GI diseases and redefining the standard of care for GI patients. We are focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, or GC-C agonists, and is indicated for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., and Mexico and to adult men and women suffering from IBS-C in Japan and China. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie Inc. (together with its affiliates), or AbbVie, in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca AB (together with its affiliates), or AstraZeneca, in China (including Hong Kong and Macau) and Astellas Pharma Inc., or Astellas, in Japan. We also aim to leverage our leading capabilities in GI to bring additional treatment options to GI patients; for example, in November 2021, we entered into a collaboration and license option agreement, or the COUR Collaboration Agreement, with COUR Pharmaceutical Development Company, Inc., or COUR, which grants us an option to acquire an exclusive license, to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle for the treatment of primary biliary cholangitis, or PBC. We are also advancing IW-3300, a GC-C agonist, which is in Phase I development for the potential treatment of visceral pain conditions, such as interstitial cystitis / bladder pain syndrome, or IC/BPS, and endometriosis.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019, we incurred net losses in each year since inception. For the years ended December 31, 2021, 2020 and 2019, we recorded net income of $528.4 million, $106.2 million, and $21.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $937.6 million. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment—human therapeutics.

Key 2021 Financial Highlights

●	We recognized $413.8 million in total revenues during the year ended December 31 2021, compared to $389.5 million during the year ended December 31, 2020. The increase of 6% was primarily driven by an increase of $31.8 million in collaborative arrangements revenue related to sales of LINZESS in the U.S., partially offset by a decrease of $7.0 million in sales of active pharmaceutical ingredient, or API, to our collaboration partners as a result of the restructuring of our partnerships with AstraZeneca and Astellas in 2019.

●	We recognized $400.4 million in collaborative arrangements revenue related to sales of LINZESS in the U.S. during the year ended December 31, 2021, compared to $368.6 million during the year ended December 31, 2020. The increase of 9% was primarily driven by an increase in LINZESS prescription demand in the U.S., partially offset by net price erosion.

●	We generated income from operations of $200.7 million during the year ended December 31, 2021 compared to income from operations of $108.9 million during the year ended December 31, 2020. The increase was primarily driven by increased revenue from sales of LINZESS in the U.S., as well as decreases in costs primarily associated with the discontinuation of MD-7246 and IW-3718 development programs.
●	We recognized a non-recurring, non-cash income tax benefit of $333.3 million related to the release of the valuation allowance on the majority of our deferred tax assets during the year ended December 31, 2021.
●	We generated $261.9 million in cash from operations during the year ended December 31, 2021, ending the year with $620.1 million in cash and cash equivalents.
●	We repurchased 2.4 million shares of our Class A Common Stock at an aggregate purchase price of $27.1 million during the year ended December 31, 2021.
●	We entered into the COUR Collaboration Agreement with COUR, a biotechnology company developing novel immune-modifying nanoparticles to treat autoimmune diseases. This agreement grants us an option, or the Option, to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 for the treatment of PBC. Under the terms of the COUR Collaboration Agreement, we agreed to pay COUR $19.5 million in upfront and near-term payments. After reviewing the data from the CNP-104 clinical trial, we may exercise the Option at a cost of $35.0 million in exchange for the exclusive license. If we exercise our Option, COUR will be eligible to receive up to an additional $440.0 million in commercial milestone payments, as well as royalties in the high single digits to low double digits percentage of the aggregated annual net sales in the U.S. of products containing CNP-104.

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

Settlement on Non-cancelable Commercial Supply Purchase Commitments. During the year ended December 31, 2019, we recorded settlements related to reversals of certain previously accrued non-cancelable purchase commitments.

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

Research and development expenses include amounts owed to AbbVie on an ongoing basis, as well as AstraZeneca prior to September 2019 when we amended and restated our existing collaboration agreement with AstraZeneca, or the Amended AstraZeneca Agreement, under cost-sharing provisions in our respective collaboration agreements for linaclotide. Reimbursements received for research and development activities under these agreements are netted against research and development expenses.

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

In connection with the U.S. FDA approval of LINZESS, we were required to conduct certain nonclinical and clinical studies including those aimed at further understanding the safety profile of linaclotide. We and AbbVie completed additional studies and determined that: (a) orally administered linaclotide was not detected in breast milk, (b) there is little or no evidence of any potential for antibodies to be developed to linaclotide, and (c) there were no signs or symptoms of an immunogenic response to linaclotide. The results observed do not alter the known safety profile for linaclotide based on the clinical studies and post-marketing experience to-date. In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established. Clinical pediatric programs in IBS-C and functional constipation are ongoing.

MD-7246. We and AbbVie were developing MD-7246, a delayed release formulation of linaclotide. In May 2020, we and AbbVie announced topline data from a Phase II trial evaluating MD-7246 in adult patients with abdominal pain associated with IBS-D. The Phase II trial did not meet its primary or key secondary endpoints. Based on these findings, we and AbbVie discontinued the development of MD-7246.

IW-3718. We were developing IW-3718, a gastric retentive formulation of a bile acid sequestrant, for the potential treatment of refractory gastroesophageal reflux disease, or refractory GERD. In September 2020, we announced that one of our two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet the pre-specified criteria associated with a planned early efficacy assessment and, based on these findings, we discontinued development of IW-3718.

IW-3300. We are developing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, including interstitial cystitis / bladder pain syndrome and endometriosis. In December 2021, the U.S. FDA accepted our

Investigational New Drug Application and the Phase I clinical program for IC/BPS commenced in the first quarter of 2022.

CNP-104. Through the COUR Collaboration Agreement, we and COUR are developing CNP-104 for the treatment of PBC, a rare autoimmune disease targeting the liver. In December 2021, COUR received U.S. Fast Track Designation for CNP-104 and initiated a clinical study for CNP-104 to evaluate the safety, tolerability, pharmacodynamic effects and efficacy of CNP-104 in PBC patients.

Early research and development. Our early research and development efforts have been focused on supporting our development stage GI programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating external development-stage GI programs.

The following table sets forth our research and development expenses related to our product pipeline for the years ended December 31, 2021, 2020, and 2019, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Year Ended December 31,
	2021	2020	2019
		(in thousands)
Linaclotide(1)	$21,075	$25,531	$39,061
Lesinurad(2)	—	—	524
IW-3718	8,002	52,183	65,771
IW-3300	11,687	3,810	102
CNP-104	19,500	—	—
Early research and development	10,141	6,538	9,586
Total research and development expenses	$70,405	$88,062	$115,044
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes lesinurad in all indications, populations and formulations, which we stopped developing and commercializing in January 2019.

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

Gain on Lease Modification. During the year ended December 31, 2019, we recorded a gain on lease modification related to a modification of our prior headquarters lease in April 2019. For additional information relating to the gain, see Note 7, Leases, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Restructuring Expenses. Restructuring expenses pertain to workforce reduction and restructuring initiatives and are more fully described in Note 17, Workforce Reduction and Restructuring, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Interest Expense. Interest expense consists primarily of cash and non-cash interest costs related to our convertible senior notes. Non-cash interest expense consists of amortization of the debt discount and debt issuance costs.

Interest and Investment Income. Interest and investment income consists of interest earned on our cash and cash equivalents, as well as significant financing components of payments due from collaboration partners.

Gain (Loss) on Derivatives. In June 2015, we issued 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes, and in August 2019, we issued 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes (together with the 2022 Convertible Notes and the 2024 Convertible Notes, the Convertible Senior Notes). In connection with the issuance of our 2022 Convertible Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges, and separate note hedge warrant transactions, or the Note Hedge Warrants, with certain financial institutions. Gain (loss) on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded at fair value at each reporting date and changes in fair value are recorded in our consolidated statements of income. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 10, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt during the year ended December 31, 2019 related to the redemption of the 8.375% Notes due 2026, and the partial repurchase of the 2022 Convertible Notes. These transactions are more fully described in Note 10, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income Taxes. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations. For additional information refer to Note 14, Income Taxes, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

These derivatives are recorded as assets or liabilities at fair value at the end of each reporting period and the fair value is determined using the Black-Scholes option-pricing model. The changes in fair value are recorded as a component of other (expense) income in the consolidated statements of income. Significant inputs used to determine the fair value as of December 31, 2021 included the price per share of our Class A Common Stock, expected terms of the derivative instruments, strike prices of the derivative instruments, risk-free interest rates, and expected volatility of our Class A Common Stock. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants in future periods.

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

Our revenues are generated primarily through collaborative arrangements and license agreements related to the development and commercialization of linaclotide. The terms of the collaborative arrangements and other agreements contain multiple performance obligations which may include (i) licenses, (ii) research and development activities, including participation on joint steering committees, (iii) the manufacture of finished drug product, API, or development materials for a partner, which are reimbursed at a contractually determined rate, and (iv) education or co-promotion activities by our clinical sales specialists. Non-refundable payments to us under these agreements may include (i) up-front license fees, (ii) payments for research and development activities, (iii) payments for the manufacture of finished drug product, API, or development materials, (iv) payments based upon the achievement of certain milestones, (v) payments for sales detailing, promotional support services and medical education initiatives, and (vi) royalties on product sales. Additionally, we receive our share of the net profits or bear our share of the net losses from the sale of linaclotide in the U.S. We have adopted a policy to recognize revenue net of tax withholdings, as applicable.

Collaboration, License, and Other Agreements

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

We record revenue transactions as net product revenue in our consolidated statements of income if we are deemed the principal in the transaction, which includes being the primary obligor, retaining inventory risk, and control over pricing. Given that we are not the primary obligor and do not have the inventory risks in the collaboration agreement with AbbVie for North America, we record our share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis and present the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. We and AbbVie settle the cost sharing quarterly, such that our consolidated statements of income reflect 50% of the pre-tax net profit or loss generated from sales of LINZESS in the U.S.

Sale of Active Pharmaceutical Ingredient

During the years ended December 31, 2020, and 2019, we produced linaclotide API, finished drug product, finished goods, and/or development materials for certain of our partners. As of December 31, 2020, we were no longer responsible for the supply of linaclotide API, finished drug product, finished goods or development materials to such partners. After December 31, 2020, we have occasionally provided development materials from time to time to certain of our partners and we may continue to do so. Sales of such development materials have been and are expected to continue to be immaterial.

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

Research and Development Expense

We have committed significant resources into the research and development of our product candidates and intend to continue to do so for the foreseeable future. Research and development expenses are generally expensed as incurred. We capitalize nonrefundable advance payments we make for research and development activities and defer expense recognition until the related goods are received or the related services are performed.

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

Research and development expense also includes up-front payment, non-contingent payment, and milestone payment obligations under the COUR Collaboration Agreement. Recognition of expense for such payments requires judgment with respect to when the obligation is probable.

Share-Based Compensation Expense

We grant awards under our share-based compensation programs, including stock awards, restricted stock awards, or RSAs, restricted stock units, or RSUs (including performance-based RSUs, or PSUs), stock options, and shares issued under our employee stock purchase plan, or ESPP. Share-based compensation is recognized as expense in the consolidated statements of income based on the grant date fair value over the requisite service period, net of estimated forfeitures. We estimate forfeitures over the requisite service period using historical forfeiture activity and record share-based compensation expense only for those awards that are expected to vest.

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

Prior to 2021, we maintained a valuation allowance on the majority of our net operating losses and other deferred tax assets. On a periodic basis, we reassess the valuation allowance on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. During the year ended December 31, 2021, we reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including: continued strong prescription demand growth of LINZESS, continued profitability of a GI-focused business since completing the tax-free spin-off of Cyclerion, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that we will realize the majority of our deferred tax assets and therefore released the majority of our valuation allowance for the deferred tax assets that are expected to be utilized in future years. We will continue to maintain a valuation allowance for deferred tax assets that are unlikely to be realized, primarily certain tax credits that are expected to expire prior to utilization.

Significant judgment is required in making these assessments to maintain or reverse our valuation allowances and, to the extent our future expectations change we would have to assess the recoverability of these deferred tax assets at that time. If we determine that our net deferred tax assets are not realizable in a future period, we would record material changes to income tax expense or benefit in that period.

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

	Year Ended December 31,
	2021	2020

	(in thousands)
Revenues:
Collaborative arrangements revenue	$412,784	$381,545
Sale of active pharmaceutical ingredient	969	7,978
Total revenues	413,753	389,523
Cost and expenses:
Cost of revenues	—	3,136
Research and development	70,405	88,062
Selling, general and administrative	111,133	140,003
Restructuring expenses	(44)	15,382
Total cost and expenses	181,494	246,583
Income from operations	232,259	142,940
Other (expense) income:
Interest expense	(31,150)	(29,478)
Interest and investment income	726	1,504
Loss on derivatives	(1,178)	(6,129)
Other income	—	24
Other expense, net	(31,602)	(34,079)
Income from operations, before income taxes	200,657	108,861
Income tax (expense) benefit	327,791	(2,685)
Net income	$528,448	$106,176

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$412,784	$381,545	$31,239	8%
Sale of active pharmaceutical ingredient	969	7,978	(7,009)	(88)%
Total revenues	$413,753	$389,523	$24,230	6%

Collaborative arrangements revenue. The increase in collaborative arrangements revenue of $31.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to a $31.8 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven by increased prescription demand, partially offset by net price erosion.

Sale of active pharmaceutical ingredient. The decrease in sale of API of $7.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a decrease in sales of API, finished drug product, and finished goods to AstraZeneca in China in connection with the Amended AstraZeneca Agreement, under which commercial supply obligations transitioned to AstraZeneca in the second quarter of 2020.

Cost and Expenses

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Cost and expenses:
Cost of revenues	$—	$3,136	$(3,136)	(100)%
Research and development	70,405	88,062	(17,657)	(20)%
Selling, general and administrative	111,133	140,003	(28,870)	(21)%
Restructuring expenses	(44)	15,382	(15,426)	(100)%
Total cost and expenses	$181,494	$246,583	$(65,089)	(26)%

Cost of revenues. The decrease in cost of revenues of $3.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to a decrease in sales of API, finished drug product, and finished goods to AstraZeneca in China, in connection with the Amended AstraZeneca Agreement.

Research and development. The decrease in research and development expense of $17.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to a decrease of $32.3 million in external development costs related to IW-3718; a decrease of $3.6 million in compensation, benefits, and other employee-related expenses; a decrease of $2.4 million related to linaclotide development; and a decrease of $1.0 million in temporary labor costs. These decreases in expenses were partially offset by $19.5 million of expenses recognized for up-front payment, non-contingent payment, and milestone payment obligations in connection with the COUR Collaboration Agreement; and a $3.2 million increase in external development costs related to IW-3300.

Selling, general and administrative. Selling, general and administrative expenses decreased $28.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a $18.1 million decrease in compensation, benefits, and other employee-related expenses; a $3.4 million decrease in professional fees for consulting and other services; a $2.2 million decrease in legal fees; a $2.1 million decrease in sales and marketing activities; and a $1.6 million decrease in fleet vehicle expenses.

Restructuring expenses. Restructuring expenses related to the workforce reduction resulting from our decision to discontinue IW-3718 development were an insignificant amount and $15.4 million during the years ended December 31, 2021 and 2020, respectively, as the workforce reduction was substantially completed during the fourth quarter of 2020.

Other (Expense) Income, Net

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Other (expense) income:
Interest expense	$(31,150)	$(29,478)	$(1,672)	6%
Interest and investment income	726	1,504	(778)	(52)%
Loss on derivatives	(1,178)	(6,129)	4,951	(81)%
Other income	—	24	(24)	(100)%
Total other expense, net	$(31,602)	$(34,079)	$2,477	(7)%

Interest expense. Interest expense increased by $1.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase in non-cash interest expense associated with the Senior Convertible Notes.

Interest and investment income. Interest and investment income decreased by $0.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, resulting primarily from a decrease in investment interest rates.

Loss on derivatives. For the year ended December 31, 2021, we recorded a loss on derivatives of $1.2 million resulting from a $12.0 million decrease in the fair value of the Convertible Note Hedges and a $10.8 million decrease in the fair value of the Note Hedge Warrants. For the year ended December 31, 2020, we recorded a loss on derivatives of

$6.1 million resulting from a $18.3 million decrease in the fair value of the Convertible Note Hedges and a $12.2 million decrease in the fair value of the Note Hedge Warrants.

Other income. For the year ended December 31, 2021 compared to the year ended December 31, 2020, other income decreased by an insignificant amount due to a transition service agreement with Cyclerion that terminated during the first quarter of 2020.

Income taxes. During the year ended December 31, 2021, we recorded income tax benefit of $327.8 million, which primarily pertained to the non-cash income tax benefit of $333.3 million related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets, partially offset by state income taxes of $5.5 million in certain states in which we are unable to utilize net operating losses to fully offset taxable income. During the year ended December 31, 2020, we recorded state income tax expense of $2.7 million in certain states which had temporarily disallowed or only partially allow the use of net operating losses to offset taxable income.

Until the second quarter of 2021, we maintained a valuation allowance on our net operating losses and other deferred tax assets. Thereafter, we have continued to utilize our net operating losses to offset federal taxable income and taxable income in most states but will begin to record a significant portion of income taxes reflecting the utilization of the deferred tax assets. The majority of this provision for income taxes will be a non-cash expense until our net operating losses are fully utilized. Further information on the release of the valuation allowance and significant judgments related to its release can be found below in Note 14, Income Taxes, in the accompanying notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and had an accumulated deficit of $937.6 million as of December 31, 2021. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of December 31, 2021, our debt is comprised of $520.7 million aggregate principal amount of convertible notes, due at various dates between 2022 and 2026. Refer to Note 10, Notes Payable, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information related to our debt obligations.

As of December 31, 2021, we had $620.1 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least AA- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

During the year ended December 31, 2021, our balances of cash and cash equivalents increased by $257.1 million. Net cash provided by operating activities totaled $261.9 million as a result of profitable operations driven primarily by the sales of LINZESS in the U.S. Additionally, cash provided by financing activities totaled $19.6 million in proceeds from the exercise of stock options and our employee stock purchase plan. These cash inflows were partially offset by $24.1 million of share repurchases and $0.3 million in capital expenditures. We expect to pay $120.7 million in aggregate principal amount of our 2022 Convertible Notes within the next 12 months.

We anticipate our cash balance, which was $620.1 million as of December 31, 2021, and our expected net cash inflows from operations to allow us to meet our near-term and long-term cash obligations, which are reflected in our consolidated balance sheets. Our most significant fixed obligations are debt obligations and lease commitments, for which annual payments are disclosed in Note 10, Notes Payable, and Note 7, Leases, respectively, to our financial statements included elsewhere in this Annual Report on Form 10-K.

We may from time to time seek to retire, redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases, redemptions or exchanges, if any, of our debt will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

In May 2021, our board of directors authorized a program to repurchase up to $150.0 million of our Class A Common Stock. Unless it is terminated or suspended prior to its expiration, the stock repurchase program will remain in effect until December 31, 2022. The timing and amount of any repurchases will be determined based on market conditions, stock price and other factors. The stock repurchase program may be modified, suspended or discontinued at any time without notice. Repurchases may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades, exchange transactions, accelerated share repurchase transactions, or any combination of such methods. As of December 31, 2021, $122.9 million remained available for share repurchases under this stock repurchase program.

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $261.9 million for the year ended December 31, 2021. The cash provided by operations primarily related to cash flows from our net income of $528.4 million, net of non-cash items of $284.4 million and net changes in operating assets and liabilities of $17.7 million. Net cash inflows are derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Net cash provided by operating activities totaled $168.8 million for the year ended December 31, 2020. The cash provided by operations primarily related to cash flows from our net income of $106.2 million, net of non-cash items of $63.6 million and net changes in operating assets and liabilities of $0.9 million. Net cash inflows are derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows From Investing Activities

Cash used in investing activities for the year ended December 31, 2021 totaled $0.3 million and pertained to the purchase of property and equipment.

Cash used in investing activities for the year ended December 31, 2020 totaled $1.8 million and pertained to the purchase of property and equipment.

Cash Flows From Financing Activities

Cash used in financing activities for the year ended December 31, 2021 totaled $4.6 million and resulted from $24.1 million of share repurchases, partially offset by $19.6 million of proceeds from the exercise of stock options and the issuance of shares under our ESPP.

Cash provided by financing activities for the year ended December 31, 2020 totaled $18.5 million and resulted from proceeds from the exercise of stock options and the issuance of shares under our ESPP.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, and invest in building our pipeline through internal or external opportunities, including potential payments associated with exercising the Option under the COUR Collaboration Agreement. We believe that our cash on hand as of December 31, 2021 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

●	the revenue generated by sales of LINZESS and CONSTELLA and from any other sources;

●	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS in the U.S. and from any other sources;

●	the success of our third-party manufacturing activities;

●	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approval development and regulatory requirements;

●	the success of our research and development efforts;

●	the emergence of competing or complementary products;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the terms and timing of any collaborative, licensing or other arrangements that we may establish, including milestones, royalties or other payments due or payable under such agreements;

●	the settlement method used for our outstanding convertible notes; and

●	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of evaluating, acquiring, and, if completed, integrating into our business operations any such assets.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We did not otherwise adopt any new accounting pronouncements during the fiscal year ended December 31, 2021 that had a material effect on our consolidated financial statements included in this report.

Trends and Uncertainties

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, including containment and mitigation measures, has impacted, and may continue to impact, our business and operations and financial results, particularly in our day-to-day operations and our collaboration agreement for North America with AbbVie.

Since the beginning of the pandemic, we have monitored the impact of the COVID-19 pandemic in the territories where our customer-facing employees are located. While our customer-facing employees have generally resumed in-person work practices, they may be limited in the number of in-person details and other activities they are able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. Our headquarters have re-opened, but all headquarters employees have the option to work primarily remotely.

We and our partner, AbbVie, are focused on maintaining the availability of LINZESS for adult men and women suffering from IBS-C or CIC. As of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has not caused significant disruptions to manufacturing operations or supply of LINZESS in the U.S.

We include our and AbbVie’s collaboration-related selling, general, and administrative expenses, which have historically included expenses from in-person selling activities, in the calculation of net profits from the sale of LINZESS in the U.S. and present net payments to us as collaborative arrangements revenue. As a result of the COVID-19 pandemic, since 2020, we and AbbVie agreed to include certain costs associated with remote selling activities performed by our and AbbVie’s customer-facing employees in collaboration-related selling, general and administrative expenses in our calculation of net profits from the sale of LINZESS in the U.S. In 2020, we experienced fluctuations in our settlement payments based on the ratio of selling, general and administrative expenses incurred by each party throughout 2020 and may continue to experience such fluctuations in the future as a result of the reimbursement of costs associated with remote selling activities and potential limitations in the number of in-person details we or AbbVie may be able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. The COVID-19 pandemic may negatively impact future net sales of LINZESS in the U.S., including as a result of reduced and/or restricted in-person promotion or potential changes in patient access to healthcare (including due to unemployment or modifications in insurance coverage) and payor reimbursement levels.

Given the uncertainties surrounding the extent and duration of the impact of the pandemic on our business and operations, we continue to evaluate the impact of the COVID-19 pandemic on our operating results and financial condition, and we may incur additional expenses in future periods as a result. Refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional information on risks associated with COVID-19 that could impact our operations and results.

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

The convertible notes and derivatives are more fully described in Note 10, Notes Payable, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk

We have no significant monetary assets or liabilities expected to be settled in foreign currencies and we do not expect to be impacted significantly by foreign currency fluctuations.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-50, of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded no changes during the quarter ended December 31, 2021 materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ironwood Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ironwood Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

February 17, 2022

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics applicable to our directors, officers, employees, consultants and all their immediate family or other household members. A copy of that code is available on our corporate website at http://www.ironwoodpharma.com. Any amendments to the code of business conduct and ethics, and any waivers thereto involving any of our directors or executive officers, will be also available on our corporate website. A printed copy of these documents will be made available upon request. The content on our website is not incorporated by reference into this Annual Report on Form 10-K.

The other information required by this item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders.

The table below sets forth information with regard to securities authorized for issuance under our equity compensation plans as of December 31, 2021. As of December 31, 2021, we had three active equity compensation plans, each of which was approved by our stockholders:

●	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan;
●	2019 Equity Incentive Plan; and
●	Amended and Restated 2010 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	14,070,188	$ 12.30	8,773,291
Equity compensation plans not approved by security holders	—	—	—
Total	14,070,188	$ 12.30	8,773,291

(1)	Amount includes the number of shares subject to issuance upon exercise of 9,372,794 outstanding stock options and vesting of 4,697,394 restricted stock units.
(2)	Amount includes all outstanding stock options but does not include restricted stock units, which do not have an exercise price.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders.

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

3.	Exhibits

Incorporated by reference herein
Number	Description	Form	Date
2.1	Separation Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
3.1	Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
3.2	Certificate of Retirement	Registration Statement on Form 8-A/A (File No. 001-34620)	January 3, 2019
3.3	Certificate of Amendment	Current Report on Form 8-K (File No. 001-34620)	May 31, 2019
3.4	Fifth Amended and Restated Bylaws	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
4.1	Specimen Class A Common Stock certificate	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 20, 2010
4.2	Indenture, dated as of June 15, 2015, by and between Ironwood Pharmaceuticals, Inc. and U. S. Bank National Association (including the form of the 2.25% Convertible Senior Note due 2022)	Current Report on Form 8-K (File No. 001-34620)	June 15, 2015
4.2.1	Supplemental Indenture dated as of April 5, 2019 by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association	Current Report on Form 8-K (File No. 001-34620)	April 8, 2019
4.2.2	Form of 2.25% Convertible Senior Note due 2022	Current Report on Form 8 K (File No. 001 34620)	June 15, 2015
4.3	Indenture, dated as of August 12, 2019, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 0.75% Convertible Senior Note due 2024)	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019

4.3.1	Form of 0.75% Convertible Senior Note due 2024	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.4	Indenture, dated as of August 12, 2019, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 1.50% Convertible Senior Note due 2026)	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.4.1	Form of 1.50% Convertible Senior Note due 2026	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.5	Description of Securities of Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 17, 2021
10.1#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S-8, as amended (File No. 333-184396)	October 12, 2012
10.1.1#	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 6, 2018
10.1.2#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 6, 2018
10.2#	2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.1#	Form of Non-statutory Stock Option Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.2#	Form of Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.3#	Form of Restricted Stock Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.4#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	May 6, 2020
10.3#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10-K (File No. 001-34620)	February 13, 2020
10.4#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10-Q (File No. 001-34620)	April 29, 2014
10.5#	Form of Executive Severance Agreement	Annual Report on Form 10-K (File No. 001-34620)	February 25, 2019

10.6#	Form of Executive Severance Agreement	Current Report on Form 8-K (File No. 001-34620)	December 1, 2021
10.7#	Second Amended and Restated Executive Severance Agreement, June 22, 2021 between Ironwood Pharmaceuticals, Inc. and Thomas McCourt	Current Report on Form 8-K/A (File No. 001-34620)	June 24, 2021
10.8#	Non-employee Director Compensation Policy, effective May 20, 2019	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.9#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009
10.10#	Offer Letter, dated January 3, 2019, between Ironwood Pharmaceuticals, Inc. and Mark Mallon	Current Report on Form 8-K (File No. 001-34620)	January 4, 2019
10.11+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.11.1	Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013
10.12+	Commercial Agreement, dated as of January 31, 2017, by and among Allergan USA, Inc., Forest Laboratories, LLC and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017
10.13+	License Agreement, dated as of April 30, 2009, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.13.1+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 8, 2013
10.13.2+	Amendment to the License Agreement, dated as of October 26, 2015, by and between Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016
10.13.3+	Amendment to the License Agreement dated as of January 31, 2017, by and between Allergan Pharmaceuticals International Ltd., and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017

10.14+	Novation Agreement, dated as of October 26, 2015, by and among Almirall, S.A., Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016
10.15+	Amended and Restated License Agreement, dated as of August 1, 2019, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc.	Current Report on Form 8-K (File No. 001-34620	August 1, 2019
10.15.1+	Amendment to the Amended and Restated License Agreement, dated as of January 8, 2021, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 17, 2021
10.16+	Amended and Restated License and Collaboration Agreement, dated as of September 16, 2019, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Current Report on Form 8-K (File No. 001-34620)	September 18, 2019
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

		Annual Report on Form 10-K (File No. 001-34620)	February 7, 2014
10.19	Lease Agreement for facilities at 100 Summer Street, Boston, Massachusetts, dated as of June 11, 2019, by and between Ironwood Pharmaceuticals, Inc. and MA-100 Summer Street Owner, L.L.C.	Current Report on Form 8-K (File No. 001-34620)	June 13, 2019
10.20	Tax Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019

10.21	Employee Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
10.22	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 00134620)	August 7, 2015
10.23	Base Call Option Transaction Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.24	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.25	Base Warrants Confirmation, dated as of June 10, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.26	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.27	Additional Call Option Transaction Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.28	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association, London Branch	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.29	Additional Warrants Confirmation, dated as of June 22, 2015, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC, through its agent Credit Suisse Securities (USA) LLC	Quarterly Report on Form 10-Q (File No. 001-34620)	August 7, 2015
10.30	Base Call Option Transaction Confirmation for the 2024 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019

10.31	Base Call Option Transaction Confirmation for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.32	Base Call Option Transaction Confirmation for the 2024 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.33	Base Call Option Transaction Confirmation, for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.34	Additional Call Option Transaction Confirmation for the 2024 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.35	Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.36	Additional Call Option Transaction Confirmation for the 2024 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.37	Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.38	Call Spread Unwind Agreement, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Annual Report on Form 10-K (File No. 001-34620)	February 13, 2020
10.39	Call Spread Unwind Agreement, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Annual Report on Form 10-K (File No. 001-34620)	February 13, 2020
21.1	Subsidiaries of Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 13, 2020
23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
*	Filed herewith.
‡	Furnished herewith.
+

Confidential treatment granted under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are remeasured accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

#	Management contract or compensatory plan, contract, or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on the 17th day of February 2022.

Ironwood Pharmaceuticals, Inc.
By:	/s/ Thomas Mccourt
Thomas McCourt
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas McCourt	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2022
Thomas McCourt

/s/ Sravan k. Emany	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 17, 2022
Sravan K. Emany

/s/ Ronald Silver	Senior Director, Corporate Controller (Principal Accounting Officer)	February 17, 2022
Ronald Silver

/s/ Julie H. McHugh	Chair of the Board	February 17, 2022
Julie H. McHugh

/s/ Mark Currie	Director	February 17, 2022
Mark Currie

/s/ Alexander Denner	Director	February 17, 2022
Alexander Denner

/s/ Andrew Dreyfus	Director	February 17, 2022
Andrew Dreyfus

/s/ Jon Duane	Director	February 17, 2022
Jon Duane

/s/ Marla Kessler	Director	February 17, 2022
Marla Kessler

/s/ Catherine Moukheibir	Director	February 17, 2022
Catherine Moukheibir

/s/ Lawrence S. Olanoff	Director	February 17, 2022
Lawrence S. Olanoff

/s/ Edward P. Owens	Director	February 17, 2022
Edward P. Owens

/s/ JAY P. SHEPARD	Director	February 17, 2022
Jay P. Shepard

Index to Consolidated Financial Statements of
Ironwood Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ironwood Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Collaboration Agreement for North America with AbbVie Inc.
Description of the Matter

Revenue recognized from the Collaboration Agreement for North America with AbbVie Inc. (together with its affiliates, or “AbbVie”) was $400.4 million for the sale of LINZESS in the U.S. for the year ended December 31, 2021. As discussed in Note 5 to the consolidated financial statements, the Company generates the majority of its revenue from a collaboration arrangement with AbbVie related to linaclotide (LINZESS). The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S., less commercial expenses, and presents the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable.

Auditing revenue recognition under the AbbVie collaboration was especially challenging and required significant auditor judgment because complete and accurate information regarding net profits realized from sales of LINZESS in the U.S. and the costs incurred in selling it may not be available at the time the financial statements are prepared.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its collaboration revenue process. The Company maintained and operated a suite of controls over the Company’s evaluation of the completeness and accuracy of its quarterly reporting from AbbVie.

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

Boston, Massachusetts

February 17, 2022

Ironwood Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$620,129	$362,564
Accounts receivable, net	114,042	122,351
Prepaid expenses and other current assets	8,689	9,189
Restricted cash	1,250	1,735
Convertible note hedges	1,115	—
Total current assets	745,225	495,839
Restricted cash, net of current portion	485	485
Accounts receivable, net of current portion	23,998	23,401
Property and equipment, net	7,575	8,929
Operating lease right-of-use assets	15,350	16,576
Convertible note hedges	—	13,065
Deferred tax assets	333,294	—
Other assets	1,000	943
Total assets	$1,126,927	$559,238
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$935	$661
Accrued research and development costs	15,896	1,898
Accrued expenses and other current liabilities	23,566	26,486
Current portion of operating lease liabilities	3,127	3,128
Current portion of convertible senior notes	116,858	—
Note hedge warrants	1,316	—
Total current liabilities	161,698	32,173
Note hedge warrants	—	12,088
Convertible senior notes, net of current portion	337,333	430,256
Operating lease obligations, net of current portion	18,484	20,318
Other liabilities	3,501	1,763
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 162,036,461 shares issued and outstanding at December 31, 2021 and 500,000,000 shares authorized and 160,616,675 shares issued and outstanding at December 31, 2020	162	161
Additional paid-in capital	1,543,357	1,528,535
Accumulated deficit	(937,608)	(1,466,056)
Total stockholders’ equity	605,911	62,640
Total liabilities and stockholders’ equity	$1,126,927	$559,238

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Collaborative arrangements revenue	$412,784	$381,545	379,652
Sale of active pharmaceutical ingredient	969	7,978	48,761
Total revenues	413,753	389,523	428,413
Cost and expenses:
Cost of revenues	—	3,136	23,875
Settlement on non-cancellable purchase commitments	—	—	(3,530)
Research and development	70,405	88,062	115,044
Selling, general and administrative	111,133	140,003	172,450
Gain on lease modification	—	—	(3,169)
Restructuring expenses	(44)	15,382	3,620
Total cost and expenses	181,494	246,583	308,290
Income from operations	232,259	142,940	120,123
Other (expense) income:
Interest expense	(31,150)	(29,478)	(36,602)
Interest and investment income	726	1,504	2,862
Gain (loss) on derivatives	(1,178)	(6,129)	3,023
Loss on extinguishment of debt	—	—	(30,977)
Other income	—	24	514
Other expense, net	(31,602)	(34,079)	(61,180)
Income from continuing operations, before income taxes	200,657	108,861	58,943
Income tax (expense) benefit	327,791	(2,685)	—
Income from continuing operations	528,448	106,176	58,943
Loss from discontinued operations, net of income taxes	—	—	(37,438)
Net income and comprehensive income	$528,448	$106,176	$21,505

Income per share from continuing operations, net of income taxes—basic	$3.26	$0.67	$0.38
Income per share from continuing operations, net of income taxes—diluted	$3.21	$0.66	$0.38
Loss per share from discontinued operations, net of income taxes—basic and diluted	—	—	(0.24)
Net income per share—basic	$3.26	$0.67	$0.14
Net income per share—diluted	$3.21	$0.66	$0.14

Weighted average shares used in computing net income per share—basic:	162,245	159,427	156,023
Weighted average shares used in computing net income per share—diluted:	164,418	160,655	156,023

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2018	154,414,691	$154	$1,394,603	$(1,591,128)	$(196,371)
Issuance of common stock related to share-based awards and employee stock purchase plan, net of cancellations	3,121,271	4	13,597	—	13,601
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	32,331	—	32,331
Equity component of convertible senior notes	—	—	92,502	—	92,502
Equity component of issuance costs for convertible senior notes	—	—	(2,092)	—	(2,092)
Purchase of capped calls	—	—	(25,159)	—	(25,159)
Equity component of partial repurchase of 2022 Convertible Notes	—	—	(26,959)	—	(26,959)
Dividend of SGC business	—	—	—	(2,609)	(2,609)
Net income	—	—	—	21,505	21,505
Balance at December 31, 2019	157,535,962	$158	$1,478,823	$(1,572,232)	$(93,251)
Issuance of common stock related to share-based awards and employee stock purchase plan	3,080,713	3	18,537	—	18,540
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	31,175	—	31,175
Net income	—	—	—	106,176	106,176
Balance at December 31, 2020	160,616,675	$161	$1,528,535	$(1,466,056)	$62,640
Issuance of common stock related to share-based awards and employee stock purchase plan	3,776,786	3	19,678	—	19,681
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	22,281	—	22,281
Repurchases of common stock	(2,357,000)	(2)	(27,137)	—	(27,139)
Net income	—	—	—	528,448	528,448
Balance at December 31, 2021	162,036,461	$162	$1,543,357	$(937,608)	$605,911

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$528,448	$106,176	$21,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,523	3,564	5,580
Loss on disposal of property and equipment	93	470	146
Share-based compensation expense	22,281	31,175	31,278
Gain on lease modification	—	—	(3,169)
Change in fair value of note hedge warrants	(10,772)	(12,172)	16,232
Change in fair value of convertible note hedges	11,950	18,301	(19,255)
Settlement on non-cancellable purchase commitments	—	—	(3,530)
Non-cash interest expense	23,935	22,263	19,590
Deferred income taxes (including benefit from valuation allowance release)	(333,294)	—	—
Loss on extinguishment of debt	—	—	30,977
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	7,712	4,091	(68,893)
Prepaid expenses and other current assets	601	1,515	(1,046)
Inventory, net	—	648	—
Operating lease right-of-use assets	1,226	1,167	14,141
Other assets	(57)	(153)	159
Accounts payable, related party accounts payable and accrued expenses	(2,644)	(7,523)	(32,700)
Accrued research and development costs	13,998	(1,058)	(483)
Operating lease liabilities	(1,835)	218	(12,046)
Deferred revenue	—	(875)	875
Other liabilities	(1,270)	1,029	—
Net cash provided by (used in) continuing operating activities	261,895	168,836	(639)
Net cash provided by discontinued operating activities	—	—	11,364
Net cash provided by operating activities	261,895	168,836	10,725
Cash flows from investing activities:
Purchases of property and equipment	(265)	(1,842)	(7,189)
Proceeds from sale of property and equipment	—	—	268
Net cash (used in) continuing investing activities	(265)	(1,842)	(6,921)
Net cash (used in) discontinued investing activities	—	—	(4,223)
Net cash (used in) investing activities	(265)	(1,842)	(11,144)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	—	400,000
Purchase of capped calls	—	—	(25,159)
Proceeds from partial termination of convertible note hedges and note hedge warrants	—	—	3,174
Costs associated with issuance of convertible senior notes	—	—	(9,048)
Proceeds from exercise of stock options and employee stock purchase plan	19,581	18,546	13,595
Repurchases of common stock	(24,131)	—	—
Payments for partial repurchase of 2022 Convertible Notes	—	—	(227,338)
Payments on 8.375% Notes due 2026	—	—	(156,409)
Net cash provided by (used in) financing activities	(4,550)	18,546	(1,185)
Net increase (decrease) in cash, cash equivalents and restricted cash	257,080	185,540	(1,604)
Cash, cash equivalents and restricted cash, beginning of period	364,784	179,244	180,848
Cash, cash equivalents and restricted cash, end of period	$621,864	$364,784	$179,244

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$620,129	$362,564	$177,023
Restricted cash	1,735	2,220	2,221
Total cash, cash equivalents, and restricted cash	$621,864	$364,784	$179,244

Supplemental cash flow disclosure:
Cash paid for interest	$7,216	$7,216	$17,584
Cash paid for income taxes	$3,452	$1,848	$—
Non-cash investing and financing activities
Recognition of asset retirement obligation	$—	$—	$486
Fixed asset purchases in accounts payable and accrued expenses	$—	$—	$1,282
Stock repurchases payable in accrued expenses	$3,009	$—	$—

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

The Company has strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world. The Company and its partner, AbbVie Inc. (together with its affiliates, “AbbVie”), began commercializing LINZESS in the U.S. in December 2012. Under the Company’s collaboration for North America with AbbVie, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between the Company and AbbVie. Additionally, development costs are shared equally between the Company and AbbVie. AbbVie also has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China (including Hong Kong and Macau), Japan and the countries and territories of North America (the “AbbVie License Territory”). On a country-by-country and product-by-product basis in the AbbVie License Territory, AbbVie pays the Company a royalty as a percentage of net sales of products containing linaclotide as an active ingredient. In addition, AbbVie has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS.

Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop and commercialize linaclotide in Japan. In March 2017, Astellas began commercializing LINZESS for the treatment of adults with IBS-C in Japan, and in September 2018, Astellas began commercializing LINZESS for the treatment of adults with chronic constipation in Japan. In August 2019, the Company amended and restated its license agreement with Astellas. Effective in 2020, Company is no longer responsible for the supply of linaclotide active pharmaceutical ingredient (“API”) to Astellas (Note 5).

In October 2012, the Company and AstraZeneca AB (together with its affiliates) (“AstraZeneca”) entered into a collaboration agreement to co-develop and co-commercialize linaclotide in China (including Hong Kong and Macau) (the “AstraZeneca License Territory”). In September 2019, the Company amended and restated its existing collaboration agreement with AstraZeneca whereby AstraZeneca obtained the exclusive right to develop, manufacture, and commercialize products containing linaclotide in the AstraZeneca License Territory (Note 5). In November 2019, AstraZeneca began commercializing LINZESS for the treatment of adults with IBS-C in China.

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

In November 2021, the Company entered into a collaboration and license option agreement (the “COUR Collaboration Agreement”) with COUR Pharmaceutical Development Company, Inc. (“COUR”), a biotechnology company developing novel immune-modifying nanoparticles to treat autoimmune diseases. The COUR Collaboration Agreement grants the Company an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a potential treatment for primary biliary cholangitis, a rare autoimmune disease targeting the liver.

These and other agreements are more fully described in Note 5, Collaboration, License, and Other Agreements, to these consolidated financial statements.

The Company is also advancing IW-3300, a guanylate cyclase type C agonist, for the potential treatment of visceral pain conditions, including interstitial cystitis / bladder pain syndrome (IC/BPS) and endometriosis. In December 2021, the U.S. FDA accepted our Investigational New Drug Application, and the Phase I clinical program has commenced in the first quarter of 2022 to evaluate the safety and tolerability of IW-3300 in healthy volunteers.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries, as of December 31, 2021, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. Cyclerion Therapeutics, Inc. (“Cyclerion”) was a wholly-owned subsidiary until it became an independent publicly-traded company on April 1, 2019 (Note 3). All intercompany transactions and balances are eliminated in consolidation.

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

Discontinued Operations

The Company determined that its soluble guanylate cyclase (“sGC”) business, which was disposed on April 1, 2019, met the criteria for classification as a discontinued operation in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations (“ASC 205-20”). Accordingly, the accompanying consolidated financial statements for the year ended December 31, 2019 present the operations and cash flows associated with the sGC business as discontinued operations. For additional information related to discontinued operations, refer to Note 3, Cyclerion Separation, to these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds, U.S. government-sponsored securities, and repurchase agreements. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was $595.2 million and $349.0 million at December 31, 2021 and 2020, respectively.

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s facility lease and vehicle lease agreements, in the amount of $1.7 million and $2.2 million as of December 31, 2021 and 2020, respectively. The Company records as restricted cash the collateral used to secure these letters of credit. The amount of restricted cash included in current assets and non-current assets was $1.3 million and $0.5 million, respectively, at December 31, 2021. The amount of restricted cash in current assets and non-current assets was $1.7 million and $0.5 million, respectively, at December 31, 2020.

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

Accounts Receivable and Related Valuation Account

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables relate primarily to amounts reimbursed under its collaboration, license and co-promotion agreements. The Company believes that credit risks associated with these partners are not significant. The Company reviews the need for an allowance for credit losses for its receivables based on various factors including payment history and historical bad debt experience. The Company had no allowance for credit losses as of December 31, 2021 or 2020.

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

Accounts receivable primarily consist of amounts due under the linaclotide collaboration agreement with AbbVie for North America (Note 5). The Company does not obtain collateral for its accounts receivable. The Company previously reflected amounts due from Allergan, net of amounts payable to Allergan, prior to its acquisition by AbbVie as related party accounts receivable, net. Following the acquisition of Allergan by AbbVie, the Company determined that AbbVie is not a related party to the Company (Note 16).

The percentages of revenue recognized from significant collaborative partners of the Company in the years ended December 31, 2021, 2020 and 2019 as well as the account receivable balances, net of any payables due, at December 31, 2021 and 2020 are included in the following table:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2021	2020	2021	2020	2019
Collaborative Partner:
AbbVie (North America and Europe)	81%	76%	98%	96%	78%
Astellas (Japan)	1%	1%	1%	1%	13%

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements in accordance with the provisions of ASC Topic 740, Income Taxes, by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact the Company’s income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits are classified as income tax expense in the Company’s consolidated statements of income.

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

The Company’s lease portfolio for the year ended December 31, 2021 included: a lease for its headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment. The Company determines if an arrangement is a lease at the inception of the contract. The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s consolidated balance sheets. As of December 31, 2021, the Company did not record any finance leases.

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

Derivative Assets and Liabilities

In June 2015, the Company issued 2.25% Convertible Senior Notes due June 15, 2022 (the “2022 Convertible Notes”), and in August 2019, the Company issued 0.75% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”), and 1.50% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”, and together with the 2022 Convertible Notes and the 2024 Convertible Notes, the “Convertible Senior Notes”). In connection with the issuance of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges” and separate note hedge warrant transactions (the “Note Hedge Warrants”), with certain financial institutions (Note 10). In connection with the partial repurchase of the 2022 Convertible Notes in August 2019, the Company terminated its Convertible Note Hedges and Note Hedge Warrants proportionately. These instruments are derivative financial instruments under ASC Topic 815, Derivatives and Hedging (“ASC 815”).

These derivatives are recorded as assets or liabilities at fair value each reporting date and the fair value is determined using the Black-Scholes option-pricing model. The changes in fair value are recorded as a component of other (expense) income in the consolidated statements of income. Significant inputs used to determine the fair value as of December 31, 2021 included the price per share of the Company’s Class A Common Stock, expected terms of the derivative instruments, strike prices of the derivative instruments, risk-free interest rates, and expected volatility of the Company’s Class A Common Stock. Changes to these inputs could materially affect the valuation of the Convertible Note Hedges and Note Hedge Warrants.

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

Share Repurchases

The Company accounts for repurchases of its Class A Common Stock on the trade date by recording the excess of the repurchase price over the par value entirely to additional paid-in capital. All repurchased shares are retired or constructively retired. Issued and outstanding shares are reduced by shares repurchased.

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

In accordance with ASC 606-10-55, Principal Agent Considerations, the Company records revenue transactions as net product revenue in its consolidated statements of income if it is deemed the principal in the transaction, which includes being the primary obligor, retaining inventory risk, and control over pricing. Given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with AbbVie for North America, it records its share of the net profits or net losses from the sales of LINZESS in the U.S. on a net basis and presents the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. The Company and AbbVie settle the cost sharing quarterly such that the Company’s statements of income reflect 50% of the pre-tax net profit or loss generated from sales of LINZESS in the U.S.

Sale of Active Pharmaceutical Ingredient

During the years ended December 31, 2020, and 2019, the Company produced linaclotide API, finished drug product, finished goods, and/or development materials for certain of its partners. As of December 31, 2020, the Company was no longer responsible for the supply of linaclotide API, finished drug product, finished goods or development materials to its partners, though the Company may provide development materials to certain of our partners on a periodic basis. Sales of such development materials have been and are expected to continue to be immaterial.

The Company recognizes revenue on linaclotide API, finished drug product, finished goods, and development materials when control has transferred to the partner, which generally occurs upon shipment after the material passed all quality testing required for acceptance by the partner.

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

Cost of Revenues

Cost of revenues includes cost related to the sales of linaclotide API, finished drug product, and finished goods and are generally recognized upon shipment to certain of the Company’s partners outside of the U.S. The Company’s cost of revenues for linaclotide consists of the internal and external costs of producing such API, finished drug product, and finished goods.

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

Research and development expense includes up-front payment, non-contingent payment, and milestone payment obligations under the COUR Collaboration Agreement (Note 5). Expense is recognized when the obligation is determined to be probable.

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

Selling, General and Administrative Expenses

The Company expenses selling, general and administrative costs to operations as incurred. Selling, general and administrative expenses consist primarily of compensation, benefits and other employee-related expenses for personnel in the Company’s administrative, finance, legal, information technology, business development, commercial, sales, marketing, communications and human resources functions. Other costs include the legal costs of pursuing patent protection of the Company’s intellectual property, general and administrative related facility costs, insurance costs and professional fees for accounting, tax, consulting, legal and other services.

Prior to the execution of the Amended AstraZeneca Agreement, the Company was reimbursed for certain selling, general and administrative expenses and the Company netted these reimbursements against the Company’s selling, general and administrative expenses as incurred. In connection with the Amended AstraZeneca Agreement, effective in September 2019, AstraZeneca is fully responsible for all costs related to the development, manufacture, and commercialization of linaclotide in China (including Hong Kong and Macau). The Company includes AbbVie’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and presents the net payment to or from AbbVie as collaboration expense or collaborative arrangements revenue, respectively.

Share-Based Compensation Expense

The Company grants awards under its share-based compensation programs, including stock awards, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) (including both time-based and performance-based RSUs), stock options, and shares issued under the Company’s employee stock purchase plan (“ESPP”). Share-based compensation is recognized as expense in the consolidated statements of income based on the grant date fair value over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures over the requisite service period using historical forfeiture activity and records share-based compensation expense only for those awards that are expected to vest.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility and expected term, among others. The fair value of stock awards, RSAs, and RSUs is based on the market value of the Company’s Class A Common Stock on the date of grant, with the exception of performance-based RSUs with market conditions, which are measured using the Monte Carlo simulation method on the date of grant (Note 13). Discounted stock purchases under the Company’s ESPP are valued on the first date of the offering period using the Black-Scholes option-pricing model to compute the fair value of the lookback provision plus the purchase discount.

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

Patent Costs

The Company incurred and recorded as operating expense legal and other fees related to patents of $1.7 million, $2.3 million, and $7.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs were charged to selling, general and administrative expenses as incurred.

Net Income Per Share

Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to net income, diluted net income per common share is computed assuming the conversion of the 2022 Convertible Notes, the 2024 Convertible Notes and the 2026 Convertible Notes, the exercise of outstanding common stock options and the vesting of RSUs and RSAs (using the treasury stock method), as well as their related income tax effects.

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2021, but prior to the filing of the financial statements with the Securities and Exchange Commission (“SEC”) to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the year ended December 31, 2021 that had a material effect on its consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under ASU 2020-06, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated under previously existing guidance. The new guidance also requires the if-converted method to be applied for all convertible instruments. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. Upon adoption, entities may apply the new standard on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact that the adoption of ASU 2020-06 may have on its financial position and results of operations. The Company’s analysis includes, but is not limited to, reviewing existing convertible debt agreements, assessing potential disclosures, and evaluating the impact of adoption on the Company’s consolidated financial statements. The Company is in the process of finalizing the quantitative impact that the ASU 2020-06 will have on the financial statements, as well as its plan for implementation.

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

3. Cyclerion Separation

On April 1, 2019, Ironwood completed the separation (the “Separation”) of its sGC business, and certain other assets and liabilities, into Cyclerion. The Separation was effected by means of a distribution of all of the outstanding shares of common stock, with no par value, of Cyclerion through a dividend of Cyclerion’s common stock, to the Ironwood’s stockholders of record as of the close of business on March 19, 2019. Prior to the Separation on April 1, 2019, Cyclerion was a wholly owned subsidiary of the Company. On March 30, 2019, the Company entered into certain agreements with Cyclerion relating to the Separation, including a separation agreement, a tax matters agreement, and an employee matters agreement.

Agreements with Cyclerion

The separation agreement with Cyclerion sets forth, among other things, the Company’s agreements with Cyclerion regarding the principal actions to be taken in connection with the Separation, including the dividend, which was effective as of April 1, 2019. The separation agreement identifies assets transferred, liabilities assumed by and contracts assigned to each of Cyclerion and Ironwood as part of the Separation, and provides for when and how these transfers, assumptions and assignments occur. The purpose of the separation agreement was to provide Cyclerion and Ironwood with assets to operate their respective businesses and retain or assume liabilities related to those assets.

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

In addition, the Company received $1.3 million during the year ended December 31, 2019 associated with tenant improvement reimbursement provisions related to the Cyclerion lease in accordance with the separation agreement.

The tax matters agreement governs each party’s rights, responsibilities and obligations with respect to taxes, including taxes, if any, incurred as a result of any failure of the Separation to qualify as tax-free. In general, if the parties incur tax liabilities in the event that the Separation is not tax-free, each party is expected to be responsible for any taxes imposed on Ironwood or Cyclerion that arise from the failure of the Separation to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Internal Revenue Code of 1986, as amended, to the extent that the failure to so qualify is attributable to an acquisition of stock or assets of, or certain actions, omissions or failures to act of, such party. If both Ironwood and Cyclerion are responsible for such failure, liability will be shared according to relative fault. U.S. tax otherwise resulting from the failure of the Separation to qualify as a transaction that is tax-free generally will be the responsibility of Ironwood. Each party otherwise agreed to indemnify the other party from and against any liability for taxes allocated to such party under the tax matters agreement and any taxes resulting from breach of any such party’s covenants under the tax matters agreement, the separation agreement, or any ancillary agreement entered into in connection with the Separation. Cyclerion agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the distribution and certain related transactions.

The employee matters agreement allocates assets, liabilities and responsibilities relating to the employment, compensation, and employee benefits of Ironwood and Cyclerion employees, and other related matters in connection with the Separation, including the treatment of outstanding Ironwood incentive equity awards. Pursuant to the employee matters agreement, the outstanding Ironwood equity awards held by Cyclerion and Ironwood employees were adjusted in connection with the Separation, with the intent to maintain, immediately following the Separation, the economic value of the awards. No incremental stock-based compensation expense related to the Separation-related adjustments was recognized during the year ended December 31, 2019 (Note 13).

Additionally, the Company entered into two transition services agreements and a development agreement with Cyclerion.

Pursuant to the transition service agreements, the Company was obligated to provide and was entitled to receive certain transition services related to corporate functions, such as finance, procurement, facilities and development. As of December 31, 2020, both transition service agreements had terminated. Amounts received for services provided to Cyclerion were recorded as other income and amounts paid for services provided by Cyclerion were recorded as selling, general and administrative expense and research and development expense, as applicable. During the years ended December 31, 2020 and 2019, the Company recorded an insignificant amount and $0.3 million, respectively, as other income for services provided to Cyclerion. During each of the years ended December 31, 2020 and 2019, the Company recorded an insignificant amount in both selling, general and administrative expense and research and development expense for services provided by Cyclerion, respectively.

Pursuant to the development agreement, Cyclerion was obligated to provide the Company with certain research and development services with respect to certain of Ironwood’s products and product candidates for an initial period of two years, unless earlier terminated or extended. As of December 31, 2021, the development agreement had been terminated. Services received were paid at a mutually agreed upon rate and development activities were governed by a joint steering committee comprised of representatives from both Cyclerion and Ironwood. The Company recorded an insignificant amount, $2.3 million and $4.5 million in research and development expenses under the development agreement during the years ended December 31, 2021, 2020 and 2019, respectively. The Company had an insignificant amount of accounts payable due to Cyclerion as of December 31, 2020.

Discontinued Operations

Upon the Separation, the Company determined its sGC business qualified for discontinued operations accounting treatment in accordance with ASC 205-20. There were no discontinued operations during the years ended December 31, 2021 and 2020. The following is a summary of expenses of Cyclerion classified as discontinued operations for year ended December 31, 2019 (in thousands):

Year Ended December 31,
2019
Costs and expenses:
Research and development	$21,792
Selling, general and administrative	15,646
Net loss from discontinued operations	$37,438

There were no assets or liabilities related to discontinued operations as of either December 31, 2021 or December 31, 2020, as all balances were transferred to Cyclerion upon Separation.

4. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$528,448	$106,176	$21,505
Denominator:
Weighted average number of common shares outstanding used in computing net income per share — basic	162,245	159,427	156,023
Effect of dilutive securities:
Stock options	488	367	—
Time-based restricted stock units	1,422	766	—
Performance-based restricted stock units	146	1	—
Restricted stock	117	94	—
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income per share — diluted	164,418	160,655	156,023
Net income per share — basic	3.26	0.67	0.14
Net income per share — diluted	$3.21	$0.66	$0.14

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	7,701	11,746	17,194
Restricted stock awards	—	2	182
Time-based restricted stock units	102	209	3,207
Performance-based restricted stock units	121	93	—
Note Hedge Warrants	8,318	8,318	8,318
2022 Convertible Notes	8,318	8,318	8,318
2024 Convertible Notes	14,934	14,934	14,934
2026 Convertible Notes	14,934	14,934	14,934
Total	54,428	58,554	67,087

The potentially dilutive impact of the 2022 Convertible Notes, 2024 Convertible Notes and 2026 Convertible notes (together, the “Convertible Senior Notes”) (Note 10) is determined using the treasury stock method. Under this method, no numerator or denominator adjustments arise from the principal and interest components of the Convertible Senior Notes because the Company has the intent and ability to settle the Convertible Senior Notes’ principal and interest in cash. Instead, the Company is required to increase the diluted net income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net income per share purposes, the conversion spread obligation is calculated based on whether the average market price of the Company’s Class A Common Stock during the reporting period is in excess of the conversion price of the Convertible Senior Notes. There was no calculated spread added to the denominator for the years ended December 31, 2021, 2020, or 2019.

5. Collaboration, License, and Other Agreements

For the year ended December 31, 2021, the Company had linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The Company also had an agreement with Alnylam Pharmaceuticals, Inc (“Alnylam”) to perform disease awareness activities for acute hepatic porphyria (“AHP”) and sales detailing activities for GIVLAARI® (givosiran). The following table provides amounts included in the Company’s consolidated statements of income as collaborative arrangements revenue and sale of API primarily attributable to transactions from these arrangements (in thousands):

	Year Ended December 31,
Collaborative Arrangements Revenue	2021	2020	2019
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$403,085	$370,902	$327,591
AbbVie (Europe and other)	2,558	2,196	1,718
AstraZeneca (China, including Hong Kong and Macau)	743	682	32,628
Astellas (Japan)	2,232	2,128	10,147
Co-Promotion and Other Agreements:
AbbVie (VIBERZI)(1)	—	—	3,723
Alnylam (GIVLAARI)	2,411	4,302	2,000
Other	1,755	1,335	1,845
Total collaborative arrangements revenue	$412,784	$381,545	$379,652
Sale of API
Linaclotide Agreements:
Astellas (Japan)	$149	$2,017	$45,788
AstraZeneca (China, including Hong Kong and Macau)	597	5,540	2,973
Other	223	421	—
Total sale of API	$969	$7,978	$48,761

(1)	The Company had an agreement with AbbVie to perform sales detailing activities for VIBERZI® (eluxadoline) which terminated as of December 31, 2019.

Accounts receivable, net, included $138.0 million and $145.8 primarily related to collaborative arrangements revenue and sale of API, collectively, as of December 31, 2021 and 2020, respectively. Accounts receivable, net, included $112.2 million and $110.9 million due from the Company’s partner, AbbVie, net of $5.0 million and $4.3 million of accounts payable at December 31, 2021 and 2020, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the years ended December 31, 2021, 2020, or 2019.

Linaclotide Agreements

Collaboration Agreement for North America with AbbVie

In September 2007, the Company entered into a collaboration agreement with AbbVie to develop and commercialize linaclotide for the treatment of IBS-C, CIC, and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received a non-refundable, upfront licensing fee and shares equally with AbbVie all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. AbbVie is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs. The collaboration agreement for North America also includes contingent milestone payments, as well as a contingent equity investment, based on the achievement of specific development and commercial milestones. As of December 31, 2021, $205.0 million in license fees and all six development milestone payments had been received by the Company, as well as a $25.0 million equity investment in the Company’s capital stock. The Company can also achieve up to $80.0 million in a sales-related milestone if certain conditions are met, which will be recognized when the related sales occur.

During the years ended December 31, 2021, 2020 and 2019, the Company incurred $8.2 million, $20.1 million, and $37.6 million in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $11.5 million and $5.6 million during the years ended December 31, 2021 and December 31, 2020, respectively, and offset $7.2 million in research and development costs during the year ended December 31, 2019, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The Company recognized collaborative arrangements revenue from the AbbVie collaboration agreement for North America during the years ended December 31, 2021, 2020, and 2019 as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$400,371	$368,603	$325,429
Royalty revenue	2,714	2,299	2,162
Total collaborative arrangements revenue	$403,085	$370,902	$327,591

The collaborative arrangements revenue recognized in the years ended December 31, 2021, 2020, and 2019 primarily represents the Company’s share of the net profits and net losses on the sale of LINZESS in the U.S.

The Company incurred $30.3 million, $39.9 million, and $40.5 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie, which included $0.3 million, $0.6 million, and $2.4 million in patent prosecution and patent litigation costs, for the years ended December 31, 2021, 2020, and 2019, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $2.7 million, $2.3 million, and $2.2 million of combined royalty revenues from Canada and Mexico during the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company recognized $2.6 million, $2.2 million and $1.7 million of royalty revenue from the Amended European License Agreement during the years ended December 31, 2021, 2020, and 2019, respectively.

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

During the year ended December 31, 2019, the Company recognized revenue of $27.5 million from the sale of API to Astellas under the 2009 License Agreement with Astellas and the Astellas Commercial Supply Agreement. The royalties on sales of LINZESS in Japan did not exceed the transfer price of API sold and other contractual deductions during each of the periods presented.

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

During the year ended December 31, 2021, the Company recognized $2.2 million in collaborative arrangements revenue related to royalties and $0.2 million related to the sale of API to Astellas under the Amended Astellas License Agreement.

During the year ended December 31, 2020, the Company recognized $2.1 million in collaborative arrangements revenue related to royalties, an insignificant amount of collaborative arrangements revenue related to adverse event reporting services, and $2.0 million from the sale of API to Astellas under the Amended Astellas License Agreement.

During the year ended December 31, 2019, the Company recognized $10.0 million in collaborative arrangements revenue related to the upfront fee associated with the execution of the Amended Astellas License Agreement, an insignificant amount of collaborative arrangements revenue related to adverse event reporting services, and $18.3 million from the sale of API to Astellas under the Amended License Agreement.

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

Under the original AstraZeneca Collaboration Agreement, the Company shared development costs with AstraZeneca, with AstraZeneca incurring 55% of the net losses from the development and commercialization of linaclotide in the AstraZeneca License Territory. Payments from AstraZeneca with respect to both research and development and selling, general and administrative costs incurred by the Company prior to the commercialization of linaclotide in the AstraZeneca License Territory were recorded as a reduction in expense. Development costs incurred by the Company that pertained to the joint development plan and subsequent amendments to the joint development plan, as approved by the JDC, were recorded as research and development expense as incurred. Payments to AstraZeneca were recorded as incremental research and development expense. During the years ended December 31, 2019, the Company incurred $1.2 million related to pre-launch commercial services and supply chain services.

Under the Amended AstraZeneca Agreement, the Company is entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $10.0 million was received in January 2021. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets and will be required to pay tiered royalties to the Company at rates beginning in the mid-single-digit percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the AstraZeneca License Territory. In connection with the Amended AstraZeneca Agreement, the Company and AstraZeneca entered into a transition services agreement (“AstraZeneca TSA”) and an amended commercial supply agreement (“AstraZeneca CSA”). Under the terms of the AstraZeneca TSA, the Company provided certain regulatory and administrative services through September 2021. Services performed were paid at a mutually agreed upon rate. Amounts for AstraZeneca TSA services were recorded as collaborative arrangements revenue. Under the terms of the AstraZeneca CSA, the Company supplied linaclotide API, finished drug product and finished goods for the Licensed Territory through March 31, 2020 at predetermined rates.

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

During the year ended December 31, 2021, the Company recognized $0.7 million in collaborative arrangements revenue related to the Amended AstraZeneca Agreement, of which $0.5 million related to royalties and $0.2 million related to AstraZeneca TSA services, and recognized $0.6 million in sales of API relating to the supply of development material. The Company recognized $0.6 million in interest income related to the significant financing component of the Amended AstraZeneca Agreement during the year ended December 31, 2021.

During the year ended December 31, 2020, the Company recognized $0.7 million in collaborative arrangements revenue related to the Amended AstraZeneca License, of which $0.6 million related to the AstraZeneca TSA services and $0.1 million related to royalties, and recognized $5.5 million of sales of API relating to the supply of linaclotide finished drug product and finished goods under the AstraZeneca CSA. The Company recognized $0.8 million in interest income related to the significant financing component of the Amended AstraZeneca Agreement during the year ended December 31, 2020.

During the year ended December 31, 2019, the Company recognized $32.6 million in collaborative arrangements revenue related to the Amended AstraZeneca License, of which $32.4 million related to the delivery of the AstraZeneca License and $0.2 million related to the AstraZeneca TSA services, and recognized $3.0 million of sale of API relating to the supply of linaclotide finished drug product and finished goods under the AstraZeneca CSA. The Company recognized $0.2 million in interest income related to the significant financing component of the Amended AstraZeneca Agreement during the year ended December 31, 2019.

Other Collaboration and License Agreements

Collaboration and License Option Agreement with Cour

In November 2021, the Company entered into the COUR Collaboration Agreement, pursuant to which the Company has been granted an option (the “Option”) to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle (“CNP-104”) for the treatment of primary biliary cholangitis. COUR has initiated a clinical study for CNP-104, evaluating the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 (the “Initial Study”).

Pursuant to the terms of the COUR Collaboration Agreement, the Company made an upfront, non-refundable payment of $6.0 million to COUR during the year ended December 31, 2021, and will pay COUR non-contingent payments and milestone payments totaling $13.5 million in connection with certain development activities and regulatory milestones. After reviewing the data from the Initial Study, if the Company exercises the Option, the Company will pay COUR $35.0 million in exchange for the license. Upon commercialization, COUR will be eligible to receive commercial milestone payments of up to $440.0 million over the term of the agreement and royalties in the high single digits to low double digits percentage of the aggregated annual net sales in the U.S. of products containing CNP-104.

During the year ended December 31, 2021, the Company recognized research and development expense totaling $19.5 million related to the up-front payment, non-contingent payment, and milestone payments for which payment is probable to occur. At December 31, 2021, payment obligations of $13.5 million were included in accrued research and development costs related to the COUR Collaboration Agreement.

Other Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, the Company and Alnylam entered into a disease education and promotional agreement (the “Alnylam Agreement”) for Alnylam’s GIVLAARI for the treatment of AHP. The Alnylam Agreement, as amended, was terminated in June 2021 with an effective termination date of September 30, 2021. Under the terms of the Alnylam Agreement, the Company’s sales force performed disease awareness activities and sales detailing activities for GIVLAARI to gastroenterologists and health care practitioners to whom they detail LINZESS in the first position over the term of the agreement. Pursuant to the terms of the Alnylam Agreement, the Company received service fees, totaling $5.5 million for services rendered through December 31, 2020. In connection with the amendment of the Alnylam Agreement, beginning in 2021, the Company no longer received service fees. The Company remains eligible to receive royalties based on a percentage of net sales of GIVLAARI that are directly attributable to the Company’s promotional efforts until September 30, 2022, which is one year following the termination of the agreement. The Company identified the following performance obligation under the Alnylam Agreement:

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

During the years ended December 31, 2021 and 2020, the Company recognized $2.4 million and $0.8 million, respectively, in collaborative arrangements revenue related to royalties. During the years ended December 31, 2020 and 2019, the Company recognized $3.5 million and $2.0 million, respectively, in collaborative arrangements revenue related to the service fees.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$595,233	$595,233	$—	$—
Restricted cash:
Money market funds	1,735	1,735	—	—
Convertible note hedges	1,115	—	—	1,115
Total assets measured at fair value	$598,083	$596,968	$—	$1,115
Liabilities:
Note hedge warrants	$1,316	$—	$—	$1,316
Total liabilities measured at fair value	$1,316	$—	$—	$1,316

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$349,014	$349,014	$—	$—
Restricted cash:
Money market funds	2,221	2,221	—	—
Convertible note hedges	13,065	—	—	13,065
Total assets measured at fair value	$364,300	$351,235	$—	$13,065
Liabilities:
Note hedge warrants	$12,088	$—	$—	$12,088
Total liabilities measured at fair value	$12,088	$—	$—	$12,088

There were no transfers between fair value measurement levels during each of the years ended December 31, 2021, 2020, and 2019.

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at December 31, 2021 and 2020 are carried at amounts that approximate fair value due to their short-term maturities.

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

The following inputs were used in the fair market valuation of the Convertible Note Hedges and Note Hedge Warrants as of December 31, 2021 and 2020:

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
	Convertible	Note Hedge	Convertible	Note Hedge
	Note Hedges	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	0.2%	0.4%	0.1%	0.1%
Expected term	0.5	1.0	1.5	2.0
Stock price (2)	$11.66	$11.66	$11.39	$11.39
Strike price (3)	$14.51	$18.82	$14.51	$18.82
Common stock volatility (4)	27.0%	32.2%	46.7%	50.3%
Dividend yield (5)	—%	—%	—%	—%
(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the years ended December 31, 2021 and 2020, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting date and changes in fair value are recorded in other (expense) income, net within the Company's consolidated statements of income.

The following table reflects the change in the Company's Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2019 through December 31, 2021 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2019	$31,366	$(24,260)
Change in fair value, recorded as a component of (loss) gain on derivatives	(18,301)	12,172
Balance at December 31, 2020	$13,065	$(12,088)
Change in fair value, recorded as a component of (loss) gain on derivatives	(11,950)	10,772
Balance at December 31, 2021	$1,115	$(1,316)

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

The estimated fair value of the 2022 Convertible Notes was $125.2 million and $130.2 million as of December 31, 2021 and 2020, respectively. The estimated fair value of the 2024 Convertible Notes was $221.9 million and $222.3 million as of December 31, 2021 and 2020, respectively. The estimated fair value of the 2026 Convertible Notes was $227.2 million and $224.1 million as of December 31, 2021 and 2020, respectively.

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls with certain financial institutions. The Capped Calls cover 29,867,480 shares of Class A Common Stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes, and have a cap price of approximately $17.05 per share (Note 10). The strike price and cap price are subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes. These instruments meet the conditions outlined in ASC 815, to be classified in stockholders’ equity (deficit) and are not subsequently remeasured as long as the conditions for equity classification continue to be met (Note 10).

7. Leases

Effective January 1, 2019, the Company adopted ASC 842 using the optional transition method. The Company’s lease portfolio for the year ended December 31, 2021 includes: an office lease for its current headquarters location, a data center colocation, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s office lease and vehicle lease require letters of credit to secure the Company’s obligations under the lease agreements totaling $1.7 million and $2.2 million and are collateralized by money market accounts recorded as restricted cash on the Company’s consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost(1)	$2,520	$2,530	$16,452
Variable lease payments	—	—	1,526
Short-term lease cost	960	1,420	1,512
Total lease cost	$3,480	$3,950	$19,490
(1)	Operating lease cost is presented net of $0.3 million of sublease income for the year ended December 31, 2019 related to a sublease agreement between Ironwood and Cyclerion executed upon Separation. The sublease agreement terminated in May 2019.

Supplemental information related to leases for the periods reported is as follows:

	Year Ended December 31,
	2021	2020	2019
Right-of-use assets obtained in exchange for new operating lease upon adoption of ASC 842 (in thousands)	$—	$—	$88,299
Adjustment to right-of-use assets as a result of the lease modification upon Separation (in thousands)	—	—	(40,427)
Adjustment to right-of-use assets as a result of the termination of the Binney Street Lease (in thousands)	—	—	(34,440)
Right-of-use assets obtained in exchange for new operating lease liabilities upon execution of Summer Street Lease (in thousands)	—	—	18,452
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$3,128	$1,146	$18,598
Weighted-average remaining lease term of operating leases (in years)	8.3	9.3	10.2
Weighted-average discount rate of operating leases	5.8%	5.8%	5.8%

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 are as follows (in thousands):

2022	$3,129
2023	3,065
2024	3,126
2025	3,189
2026	3,252
2027 and thereafter	11,603
Total future minimum lease payments	27,364
Less: present value adjustment	(5,753)
Operating lease liabilities	21,611
Less: current portion of operating lease liabilities	(3,127)
Operating lease liabilities, net of current portion	$18,484

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

At lease inception, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At December 31, 2021, the balances of the right-of-use asset and operating lease liability were $15.3 million and $21.5 million, respectively. At December 31, 2020, the balances of the right-of-use asset and operating lease liability were $16.6 million and $23.2 million, respectively.

Lease costs related to the Summer Street Lease recorded during the years ended December 31, 2021, 2020 and 2019 were $2.5 million, $2.5 million and $1.5 million, respectively.

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

8. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Software	$5,667	$8,615
Leasehold improvements	7,407	7,407
Laboratory equipment	1,327	1,898
Furniture and fixtures	1,517	1,517
Computer and office equipment	1,285	1,297
Total property and equipment	17,203	20,734
Less accumulated depreciation and amortization	(9,628)	(11,805)
Total property and equipment, net	$7,575	$8,929

Depreciation expense of property and equipment was $1.5 million, $2.3 million and $5.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company recorded $1.2 million, in restructuring expenses in its consolidated statement of income related to the impairment of certain fixed assets as a result of its decision to discontinue IW-3718 development.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation and benefits	$16,653	13,413
Restructuring liabilities	462	10,510
Stock repurchase	3,009	—
Other	3,442	2,563
Total accrued expenses and other current liabilities	$23,566	$26,486

As of December 31, 2021, other accrued expenses of $3.4 million included $2.7 million of uninvoiced vendor liabilities, $0.3 million of accrued interest and $0.2 million of state income taxes payable.

As of December 31, 2020, other accrued expenses of $2.6 million included $2.1 million of uninvoiced vendor liabilities and $0.3 million of accrued interest.

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

The 2022 Convertible Notes are governed by an indenture (the “2022 Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The 2022 Convertible Notes are senior unsecured obligations and bear cash interest at the annual rate of 2.25%, payable on June 15 and December 15 of each year. The 2022 Convertible Notes will mature on June 15, 2022, unless earlier converted or repurchased. The Company held the option to determine settlement method through payment or delivery, as the case may be, of cash, shares of the Company’s Class A Common Stock, or a combination of cash and shares of Class A Common Stock (subject to, and in accordance with, the settlement provisions of the 2022 Indenture). The Company has elected to settle conversions of the 2022 Convertible Notes through cash payment equal to the principal value and shares of Class A Common Stock for the conversion premium, if any. The initial conversion rate for the 2022 Convertible Notes was 60.3209 shares of Class A Common Stock (subject to adjustment as provided for in the 2022 Indenture) per $1,000 principal amount of the 2022 Convertible Notes, which was equal to an initial conversion price of approximately $16.58 per share and 20,249,665 shares.

In connection with the Separation, in April 2019, the conversion rate under the 2022 Indenture was adjusted to equal 68.9172 shares of Class A Common Stock per $1,000 principal amount of the 2022 Convertible Notes, which is equal to an adjusted conversion price of approximately $14.51 per share and 23,135,435 shares.

Holders of the 2022 Convertible Notes had the right to convert their 2022 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2021 upon the occurrence of certain circumstances and no such conversions occurred. On or after December 15, 2021, until the close of business on the second scheduled trading day immediately preceding June 15, 2022, holders may convert their 2022 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder.

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

The Company’s outstanding balances for the convertible senior notes as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Liability component:
Principal:
2022 Convertible Notes	$120,699	$120,699
2024 Convertible Notes	200,000	200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt discount	(61,641)	(83,900)
Less: unamortized debt issuance costs	(4,867)	(6,543)
Net carrying amount	$454,191	$430,256
Equity component:
2022 Convertible Notes	19,807	19,807
2024 Convertible Notes	41,152	41,152
2026 Convertible Notes	51,350	51,350
Total equity component	$112,309	$112,309

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

The Company determined the expected life of the 2022 Convertible Notes was equal to their seven-year term. The effective annual interest rate on the liability components of the 2022 Convertible Notes for the period from the date of issuance through June 30, 2019 was 9.34%. From the date of the partial repurchase of the 2022 Convertible Notes in August 2019 through December 31, 2021, the effective annual interest rate on the liability component of the 2022 Convertible Notes was 10.1%.

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective annual interest rates on the liability components of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through December 31, 2021 was 6.5% and 6.8%, respectively.

The following table sets forth total interest expense recognized related to convertible senior notes during the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contractual interest expense	$7,216	$7,216	$7,361
Amortization of debt issuance costs	1,678	1,462	1,190
Amortization of debt discount	22,256	20,800	17,683
Total interest expense	$31,150	$29,478	$26,234

Future minimum payments under the convertible senior notes as of December 31, 2021, are as follows (in thousands):

2022	$126,557
2023	4,500
2024	203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	539,307
Less: amounts representing interest	(18,608)
Less: unamortized debt discount	(61,641)
Less: unamortized debt issuance costs	(4,867)
Convertible senior notes balance	$454,191

As of December 31, 2021, $120.7 million in aggregate principal amount of the 2022 Convertible Notes was due within the next 12 months and is classified as current liabilities on the Company’s consolidated balance sheets.

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

The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC 815, and are remeasured to fair value at each reporting date (Note 6).

As of December 31, 2021, the Convertible Note Hedges and Note Hedge Warrants were classified as current assets and current liabilities, respectively, on the Company’s consolidated balance sheets. As of December 31, 2020, the Convertible Note Hedges and Note Hedge Warrants were classified as non-current assets and non-current liabilities, respectively, on the Company’s consolidated balance sheets.

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

The Capped Calls are separate transactions entered into by and between the Company and the Capped Calls counterparties and are not part of the terms of the 2024 Convertible Notes or the 2026 Convertible Notes. Holders of the 2024 Convertible Notes and the 2026 Convertible Notes do not have any rights with respect to the Capped Calls. The Company recorded a reduction to additional paid-in capital of $25.0 million during the year ended December 31, 2019 related to the premium payments for the Capped Calls. Additionally, the Company recorded a $0.2 million reduction to equity related to transaction costs incurred in connection with the Capped Calls during the year ended December 31, 2019. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

11. Commitments and Contingencies

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

Other Funding Commitments

As of December 31, 2021, the Company has ongoing studies in various pre-clinical and clinical trial stages. The Company’s most significant clinical trial expenditures are to contract research organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2021 and 2020.

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

In May 2021, the Company and AbbVie entered into a settlement agreement with Teva, under which the Company and AbbVie will grant Teva a license to market a generic version of 72 mcg LINZESS beginning March 31, 2029 (subject to FDA approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur. With this settlement agreement, the Company and AbbVie have settled with the filers of all known ANDAs to date seeking approval to market generic versions of LINZESS.

12. Stockholders’ Equity

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

Common Stock

The Company has one class of common stock (“Class A Common Stock”). Class A Common Stock is entitled to one vote per share. The Company has reserved, out of its authorized but unissued shares of Class A Common Stock, sufficient shares to effect the conversion of the convertible senior notes and the Note Hedge Warrants pursuant to the terms thereof (Note 10).

The Company’s shareholders are entitled to dividends if and when declared by the board of directors.

Share Repurchase Program

In May 2021, the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of the

Company’s Class A Common Stock. Unless it is terminated or suspended prior to its expiration, the share repurchase program will remain in effect until December 31, 2022. The timing and amount of any repurchases will be determined based on market conditions, stock price and other factors. The share repurchase program may be modified, suspended or discontinued at any time without notice. Repurchases may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades, exchange transactions, accelerated share repurchase transactions, or any combination of such methods. All share repurchases made under the share repurchase program will be retired.

During the year ended December 31, 2021, the Company repurchased 2.4 million shares of Class A common stock for an aggregate of $27.1 million. The Company expects to fund further repurchases through a combination of cash on hand and cash generated by operations. As of December 31, 2021, the aggregate remaining value of shares that may be repurchased under the repurchase program was $122.9 million.

13. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, RSAs, RSUs, and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	$3,154	$7,680	$12,526
Time-based restricted stock units	14,539	18,624	15,488
Performance-based restricted stock units	1,295	2,190	—
Restricted stock awards	2,684	1,886	2,095
Employee stock purchase plan	419	722	1,115
Stock awards	190	73	54
Total share-based compensation expense	$22,281	$31,175	$31,278

The following table summarizes the share-based compensation expense reflected in the consolidated statements of income (in thousands):

	Year Ended December 31,
	2021	2020	2019
Share-based compensation expense:
Research and development	$4,849	$5,569	$6,343
Selling, general and administrative	17,323	23,825	24,281
Restructuring expenses	109	1,781	654
Total share-based compensation expense	$22,281	$31,175	$31,278

Restructuring expenses include modifications to share-based awards held by employees impacted by various workforce reductions (Note 17).

In April 2019, in connection with the Separation, all outstanding share-based payment awards were modified in accordance with the equity conversion-related provisions of the employee matters agreement with Cyclerion. No share-based compensation expense was recognized in connection with these modifications. Additionally, modifications with respect to the Company’s ESPP were made due to the change in share price as a result of the Separation. As a result of the modification to the ESPP, the Company recorded $0.3 million of share-based compensation expense for the year ended December 31, 2019.

Stock Benefit Plans

As of December 31, 2021, the Company has the following active stock benefit plans pursuant to which awards are currently outstanding: the 2019 Equity Incentive Plan (the “2019 Equity Plan”), the Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) and the Amended and Restated 2010 Employee, Director, and Consultant Equity Incentive Plan (the “2010 Equity Plan”). At December 31, 2021, there were 13,344,791 shares available for future grant under the 2019 Equity Plan and the 2010 Purchase Plan.

2019 Equity Plan

During 2019, the Company’s stockholders approved the 2019 Equity Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. Under the 2019 Equity Plan, 10,000,000 shares of Class A Common Stock were initially reserved for issuance. Awards that are returned to the 2010 Equity Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2019 Equity Plan. Awards that expire, cancel, terminate, or are repurchased under the 2019 Equity Plan will no longer be available for future grant. As of December 31, 2021, 8,773,291 shares were available for future grant under the 2019 Equity Plan.

2010 Purchase Plan

During 2010, the Company’s stockholders approved the 2010 Purchase Plan, which gives eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. Each offering period is six months. There were 400,000 shares of common stock initially reserved for issuance pursuant to the 2010 Purchase Plan. The number of shares available for future grant under the 2010 Purchase Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 1,000,000 shares, (ii) 1% of the Class A shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors. As of December 31, 2021, there were 4,571,500 shares available for future grant under the 2010 Purchase Plan.

2010 Equity Plan

The 2010 Equity Plan provided for the granting of stock options, RSAs, RSUs, and other share-based awards to employees, officers, directors, consultants, or advisors of the Company. At December 31, 2021, there were no shares available for future grant under the 2010 Equity Plan.

Restricted Stock Awards

RSAs are granted to non-employee members of the board of directors under restricted stock agreements in accordance with the terms of the 2019 Equity Plan and the Company’s non-employee director compensation policy, effective May 2019. Annual restricted stock grants to each non-employee member of the board of directors vest in full on the date immediately preceding the next annual meeting of stockholders, provided the individual continues to serve on the Company’s board of directors through each vest date. Initial restricted stock grants to new non-employee members of the board of directors vest annually over a three-year period from the date of grant provided the individual continues to serve on the Company’s board of directors through each vest date.

A summary of restricted stock activity for the year ended December 31, 2021 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2020	246,500	$10.38
Granted	230,160	11.67
Vested	(213,400)	11.58
Forfeited	—	—
Unvested as of December 31, 2021	263,260	$11.61

The weighted-average grant date fair value per share of restricted stock awards granted during the years ended December 31, 2021, 2020, and 2019 was $11.67, $10.16, and $10.96, respectively. Amounts relating to restricted stock awards granted prior to the Separation have not been adjusted to reflect the effect of the Separation on the Company’s stock price.

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

A summary of time-based RSU activity for the year ended December 31, 2021 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding as of December 31, 2020	4,170,626	$11.90
Granted	2,707,427	10.40
Vested and released	(1,697,745)	12.18
Forfeited	(1,316,200)	11.38
Outstanding as of December 31, 2021	3,864,108	$10.89

The weighted-average grant date fair value per share of time-based RSUs granted during the years ended December 31, 2021, 2020, and 2019 was $10.40, $11.59, and $12.11, respectively. Amounts relating to time-based RSUs granted prior to the Separation have not been adjusted to reflect the effect of the Separation on the Company’s stock price.

Performance-based RSUs

Performance-based RSUs (“PSUs”) were granted to certain executives in 2021 and 2020. PSUs vest upon the achievement of specified performance criteria over a two to three-year performance period, generally subject to the executive remaining in continuous service with the Company through the applicable vesting dates. The performance criteria applicable to the PSUs granted in 2020 were (i) gaining the U.S. FDA’s acceptance of one or more additional New Drug Applications through internal development or acquisition of development-stage or commercial-stage programs (“Pipeline PSUs”), (ii) achieving certain profitability metrics (“Profitability PSUs”) and (iii) realizing relative total shareholder return goals (the “Relative TSR PSUs”). PSUs granted in 2021 consisted entirely of Relative TSR PSUs.

The fair value of Pipeline PSUs and Profitability PSUs is based on the market value of the Company's Class A Common Stock on the date of grant. The Relative TSR PSUs are valued using the Monte Carlo simulation method on the date of grant. The weighted average assumptions used to estimate the fair value of Relative TSR PSUs were as follows for the year ended December 31, 2021:

Year Ended December 31,
2021
Fair value of common stock	$ 11.39
Expected volatility	47.9%
Expected term (in years)	2.6
Risk-free interest rate	0.3%
Expected dividend yield	—%

A summary of PSU activity for the year ended December 31, 2021 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of PSUs	Fair Value
Outstanding as of December 31, 2020	586,157	$12.48
Granted	661,651	14.65
Vested and released	—	—
Forfeited	(414,522)	12.76
Outstanding as of December 31, 2021	833,286	$14.06

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

The weighted average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Expected volatility	46.6%	46.3%
Expected term (in years)	6.1	6.1
Risk-free interest rate	1.5%	2.5%
Expected dividend yield	—%	—%

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

The weighted-average grant date fair value per share of options granted during the years ended December 31, 2020 and 2019 was $5.89 and $6.10, respectively. Amounts relating to stock options granted prior to the Separation have not been adjusted to reflect the effect of the Separation on the Company’s stock price.

The Company historically granted to certain employees performance-based options to purchase shares of common stock. These options are subject to performance-based milestone vesting. During the years ended December 31, 2021, 2020 and 2019, there were no shares that vested as a result of performance milestone achievements. The Company recorded an insignificant amount of share-based compensation expense related to these performance-based options during the year ended December 31, 2021 and no share-based compensation expense related to these performance-based options during the years ended December 31, 2020 and 2019.

The following table summarizes stock option activity under the Company’s share-based compensation plans, including performance-based options:

		Weighted-	Weighted-
	Number of	Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price(1)	Life	Value
			(in years)	(in thousands)
Outstanding at December 31, 2020	13,459,671	$12.25	4.27	$5,613
Granted	—	—	—	—
Exercised	(1,698,362)	10.83	—	—
Cancelled	(2,388,515)	13.07	—	—
Outstanding at December 31, 2021	9,372,794	12.30	3.51	4,528
Vested or expected to vest at December 31, 2021	9,331,488	12.31	3.49	4,509
Exercisable at December 31, 2021	8,972,651	12.33	3.38	4,385

(1)	Exercise prices relating to stock options granted prior to the Separation have not been adjusted to reflect the effect of the Separation on the stock options.

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $2.7 million, $3.5 million, and $5.1 million, respectively. The intrinsic value was calculated as the difference between the fair value of the Company’s Class A Common Stock at the date of exercise and the exercise price of the option issued.

The following table sets forth the Company's unrecognized share-based compensation expense, net of estimated forfeitures, as of December 31, 2021, by type of award and the weighted-average period over which that expense is expected to be recognized:

	Unrecognized	Weighted-Average
	Expense, Net	Remaining
	of Estimated	Recognition
	Forfeitures	Period
	(in thousands)	(in years)
Type of award:
Stock options with time-based vesting	$1,541	1.14
Restricted stock awards	1,464	0.60
Time-based restricted stock units	22,545	2.46
Performance-based restricted stock units	3,816	1.74
Stock options with time-based and performance-based vesting	—	—

The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

14. Income Taxes

The components of the provision for (benefit from) income taxes during the three years ended December 31, 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	5,503	2,685	—
Total current	5,503	2,685	—
Deferred:
Federal	(251,367)	—	—
State	(81,927)	—	—
Total deferred	(333,294)	—	—
Total income tax (benefit) expense	$(327,791)	$2,685	$—

During the year ended December 31, 2021, the Company recorded income tax benefit of $327.8 million, which primarily pertains to the income tax benefit of $333.3 million related to the release of the valuation allowance on the majority of the Company’s tax attributes and other deferred tax assets, partially offset by $5.5 million of state income taxes in certain states in which the Company is unable to utilize net operating losses to fully offset taxable income. During the year ended December 31, 2020, the Company recorded $2.7 million in income tax expense related to state income taxes in certain states which had temporarily disallowed or only partially allow the use of net operating losses to offset taxable income. The Company did not record a provision for federal income taxes for the period ended December 31, 2020, as it offset taxable income with federal net operating losses and recorded a full valuation allowance against net deferred tax assets. The Company did not record a provision for federal, state, or foreign income taxes for the period ended December 31, 2019 because the Company incurred a tax loss during the year and offset the benefit of these tax losses with valuation allowance. The Company has not recorded a foreign tax provision as it has had cumulative net operating losses outside of the United States since inception.

On March 27, 2020. the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. The Company benefitted from certain provisions of the CARES Act, specifically, the increase in allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income, which allowed the Company to take additional interest deductions for the period ended December 31, 2020. Additionally, the Company was able to claim 100% bonus depreciation on leasehold improvements incurred in the period ended December 31, 2020 and 2019.

A reconciliation of income taxes computed using the U.S. federal statutory rate of 21% to that reflected in the consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax expense (benefit) using U.S. federal statutory rate	$42,138	$22,861	$4,517
Permanent differences	34	74	65
State income taxes, net of federal benefit	12,554	7,565	(1,902)
Disallowed Separation related costs	—	—	4,658
Executive compensation - Section 162(m)	695	1,718	662
Meals and entertainment	349	395	495
Non-deductible share-based compensation	43	(144)	(1,202)
Excess tax benefits	6,270	5,132	3,324
Fair market valuation of Note Hedge Warrants and Convertible Note Hedges	325	1,680	(290)
Tax credits	(9)	(3,149)	(4,374)
Expiring net operating losses and tax credits	491	1,991	3,764
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	123	(208)	(2,563)
Change in the valuation allowance	(390,804)	(35,230)	(7,154)
Income tax expense (benefit)	$(327,791)	$2,685	$—

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

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$165,022	$234,772
Tax credit carryforwards	60,125	60,607
Capitalized research and development	4,981	7,498
Share-based compensation	16,857	21,848
Basis difference on collaboration agreement for North America with AbbVie	78,194	62,629
Accruals and reserves	5,003	6,114
Basis difference on 2022 Convertible Notes	8,166	6,183
Intangible assets	5,396	—
Interest expense	—	3,386
Operating lease liability	5,971	6,504
Other	3,997	5,049
Total deferred tax assets	353,712	414,590
Deferred tax liabilities:
Basis difference on 2024 Convertible Notes	(4,363)	(5,951)
Basis difference on 2026 Convertible Notes	(7,597)	(9,022)
Operating lease right-of-use assets	(4,248)	(4,603)
Total deferred tax liabilities	(16,208)	(19,576)
Net deferred tax asset	337,504	395,014
Valuation allowance	(4,210)	(395,014)
Net deferred tax asset	$333,294	$—

On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets weighing positive and negative evidence to assess the recoverability of the deferred tax assets. During the year ended December 31, 2021, the Company reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including: continued strong prescription demand growth of LINZESS, continued profitability of a GI-focused business since completing the tax-free spin-off of Cyclerion, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, management determined it was more likely than not that the Company will realize the majority of its deferred tax assets and during the year ended December 31, 2021, released the majority of its valuation allowance for the deferred tax assets that are expected to be utilized in future years. The Company will maintain a valuation allowance on deferred tax assets not expected to be realized, related primarily to certain tax credits that are expected to expire prior to utilization. The Company’s total deferred tax asset balance subject to a valuation allowance analysis was $337.5 million and $395.0 million as of December 31, 2021 and 2020, respectively.

The net deferred tax assets were fully offset by a valuation allowance as of December 31, 2020.

The valuation allowance decreased by $390.8 million during the year ended December 31, 2021 primarily due to the Company’s release of the majority of its valuation allowance, as described above, as well as the use of net operating losses to offset taxable income.

The valuation allowance decreased $35.2 million during the year ended December 31, 2020 primarily due to the Company’s offsetting taxable income with previously disallowed interest expense and net operating losses, partially offset by an increase in deferred tax asset for the basis difference of the collaboration agreement for North America with AbbVie.

Subject to the limitations described below, at December 31, 2021, the Company had federal net operating loss carryforwards of $935.4 million, of which $805.8 million is subject to expiration between 2022 and 2037 and approximately $129.6 million may be carried forward indefinitely. As of December 31, 2021, the Company had state net operating loss carryforwards of $718.9 million to offset future state taxable income, which is subject to expiration between 2022 and 2039. The Company also had tax credit carryforwards of $64.7 million as of December 31, 2021 to offset future federal and state income taxes, which is subject to expiration at various times through 2040.

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

The following table summarizes the changes in the Company’s unrecognized income tax benefits for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the period	$68,087	$53,099	$38,551
Increases based on tax positions related to the current period	83,206	66,687	51,699
Increases for tax positions related to prior periods	—	—	1,400
Decreases for tax positions in prior periods	(66,687)	(51,699)	(38,551)
Balance at the end of the period	$84,606	$68,087	$53,099

The Company had gross unrecognized tax benefits of $84.6 million, $68.1 million, and $53.1 million as of December 31, 2021, 2020 and 2019, respectively. Of the $84.6 million of total unrecognized tax benefits at December 31, 2021, $1.4 million would, if recognized, affect the Company’s effective tax rate, and the remaining amount would not affect the Company’s effective tax rate, as it relates to a temporary timing difference. A reserve for uncertain tax positions of $2.9 million is recorded in other liabilities on the Company’s consolidated balance sheet as of December 31, 2021.

The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2021, an insignificant amount of penalties have been accrued.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2018 through the present, although net operating losses generated from years prior to 2018 could be subject to examination and adjustments to the extent utilized in future years. There are currently no federal or state income tax audits in progress.

15. Defined Contribution Plan

The Ironwood Pharmaceuticals, Inc. 401(k) Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon employment. Subject to certain IRS limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company. During the year ended December 31, 2021, the Company provided a matching contribution equal to the greater of: (a) 100% of employee contributions on the first 3% of eligible compensation and 50% of employee contributions on the next 3% of eligible compensation; or (b) 75% of the first $10,000 of employee contributions, up to $7,500. During the years ended December 31, 2020 and 2019, the Company provided a matching contribution of 75% of the employee’s contributions, up to $6,000 annually. During the years ended December 31, 2021, 2020, and 2019, the Company recorded $2.2 million, $1.8 million, and $2.2 million of expense related to its 401(k) company match, respectively.

16. Related Party Transactions

The Company previously reflected amounts due from and due to Allergan plc prior to its acquisition by AbbVie in May 2020 as related party receivables and payables, as appropriate. Following the acquisition of Allergan plc by AbbVie, the Company determined that AbbVie is not a related party to the Company.

In connection with the Separation, the Company executed certain contracts with Cyclerion, whose President and Chief Scientific Officer at the time of the Separation became a member of the Company’s Board of Directors in April 2019 (Note 3). As of December 31, 2020, the Company determined that Cyclerion was no longer considered a related party.

17. Workforce Reductions and Restructuring

During the years ended December 31, 2021, 2020, and 2019 the Company recorded an insignificant amount, $15.4 million, and $3.6 million in restructuring expenses, respectively, in its consolidated statements of income.

In August 2018, the Company initiated a reduction in its workforce by approximately 100 employees, primarily consisting of field-based sales representatives in connection with the termination of the lesinurad license agreement and substantially completed the reduction in its workforce and recorded associated costs during the year ended December 31, 2018. During the years ended December 31, 2020 and 2019, the Company recorded an insignificant amount of adjustments to restructuring costs related to this workforce reduction.

In February 2019, following further analysis of the Company’s strategy and core business needs, and in an effort to further strengthen the operational efficiency of the organization, the Company commenced a reduction in workforce by approximately 35 employees, primarily based in the home office and substantially completed the reduction in its workforce and recorded associated costs during the year ended December 31, 2019. During the year ended December 31, 2019, the Company recorded $3.7 million of severance, benefits and related costs as restructuring expenses related to this reduction in workforce.

In September 2020, the Company announced that one of its two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet certain criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, the Company discontinued development of IW-3718. In connection with this decision, the Company reduced its workforce by approximately 100 full-time employees. This workforce reduction affected both field-based and home-office employees, including the relevant general and administrative support functions. The Company substantially completed the reduction in its workforce in the year ended December 31, 2020. The Company incurred an insignificant amount and $15.5 million during the years ended December 31, 2021 and 2020, respectively, in restructuring expenses, primarily for severance, benefits and related costs related to this reduction in its workforce. Restructuring expenses during the year ended December 31, 2020 also included $1.2 million related to the impairment of certain fixed assets as a result of the Company’s decision to discontinue IW-3718 development.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce in September 2020 and related restructuring activities during the year ended December 31, 2021 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2020	Charges	Amount Paid	Adjustments	December 31, 2021
Employee severance, benefits and related costs	$10,902	$1,025	$(10,611)	$(854)	$462
Contract related costs	5	48	(53)	—	—
Total	$10,907	$1,073	$(10,664)	$(854)	$462

The following table summarizes the accrued liabilities activity recorded in connection with the reductions in workforce and related restructuring activities during the year ended December 31, 2020 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2019	Charges	Amount Paid	Adjustments	December 31, 2020
Employee severance, benefits and related costs
February 2019 Reduction	$75	$—	$(75)	$—	$—
September 2020 Reduction	—	11,563	(661)	—	10,902
Total	$75	$11,563	$(736)	$—	$10,902

Contract related costs
August 2018 Reduction	$104	$—	$—	$(104)	$—
September 2020 Reduction	—	108	(103)	—	5
Total	$104	$108	$(103)	$(104)	$5

18. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2021 and 2020. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2021
Total revenues	$88,845	$104,031	$103,747	$117,130	$413,753
Total cost and expenses	43,447	38,933	38,576	60,538	181,494
Other expense, net	(5,040)	(10,726)	(5,499)	(10,337)	(31,602)
Net income and comprehensive income	39,926	391,303	55,845	41,374	528,448
Net income per share—basic	0.25	2.42	0.34	0.25	3.26
Net income per share—diluted	0.25	2.39	0.34	0.25	3.21

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2020
Total revenues	$79,943	$89,432	$103,468	$116,680	$389,523
Total cost and expenses	66,716	56,719	57,852	65,296	246,583
Other expense, net	(9,882)	(7,509)	(9,804)	(6,884)	(34,079)
Net income and comprehensive income	3,345	25,204	34,423	43,204	106,176
Net income per share—basic	0.02	0.16	0.22	0.27	0.67
Net income per share—diluted	0.02	0.16	0.21	0.27	0.66

19. Subsequent Events

Share Repurchases

From January 1, 2022 to February 15, 2022, the Company repurchased 4.5 million shares of its common stock at a weighted-average price of $11.27 per share for a total of $50.7 million.