Form 10-Q
period 2022-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2022-08-04
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, there were 153,231,130 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the demand for our products in the countries where they are approved for marketing, as well as the revenues therefrom; the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.; the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners; the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide; our ability and the ability of our partners to secure and maintain adequate reimbursement for our products; our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements; the ability of our product candidates to meet existing or future regulatory standards; the safety profile and related adverse events of our products and our product candidates; the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor; our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements; our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies; the in-licensing or acquisition of externally discovered businesses, products or technologies, including our option to acquire an exclusive license from COUR Pharmaceutical Development Company, Inc., to research, develop, manufacture, and commercialize in the U.S. products containing CNP-104 for the treatment of primary biliary cholangitis, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions; our expectation to initiate a Phase 2 proof of concept study for IW-3300 by the end of 2022; the timing of the data readout for CNP-104; our ability to meet our cash obligations and our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations and benefits, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting; and our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions and capped call transactions described herein.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including those related to the effectiveness of development and commercialization efforts by us and our partners; preclinical and clinical development, manufacturing and formulation development of linaclotide, CNP-104 and our other product candidates; the risk that clinical programs and studies may not progress or develop as anticipated, including that studies are delayed or discontinued for any reason, such as safety, tolerability, enrollment, manufacturing, economic or other reasons; the risk that findings from our completed nonclinical and clinical studies may not be replicated in later studies; the risk that we or our partners are unable to obtain, maintain or manufacture sufficient LINZESS or our product candidates, or otherwise experience difficulties with respect to supply or manufacturing; the efficacy, safety and tolerability of linaclotide and our product candidates; the risk that the therapeutic opportunities for LINZESS or our product candidates are not as we expect; decisions by regulatory and judicial authorities; the risk we may never get additional patent protection for linaclotide and other product candidates, that patents for linaclotide or other products may not provide adequate protection from competition, or that we are not able to successfully protect such patents; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risk that we may elect to not exercise our option to acquire the exclusive license for CNP-104; the risk that the development of either CNP-104 and/or IW-3300 is not successful or that any of our product candidates is not successfully commercialized; outcomes in legal proceedings to protect or enforce the patents relating to our products and product candidates, including abbreviated new drug application litigation; the risk that financial and operating results may differ from our projections; developments in the intellectual property landscape; challenges from and rights of competitors or potential competitors; the risk that our planned investments do not have the anticipated effect on our company revenues; developments in accounting guidance or practice; Ironwood’s or AbbVie’s accounting practices, including reporting and settlement practices as between Ironwood and AbbVie; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the impact of the COVID-19 pandemic; and the additional risks identified under the heading “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 18, 2022. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$504,365	$620,129
Accounts receivable, net	102,357	114,042
Prepaid expenses and other current assets	9,854	8,689
Restricted cash	1,250	1,250
Convertible note hedges	—	1,115
Total current assets	617,826	745,225
Restricted cash, net of current portion	485	485
Accounts receivable, net of current portion	14,289	23,998
Property and equipment, net	6,964	7,575
Operating lease right-of-use assets	14,700	15,350
Deferred tax assets	320,554	333,294
Other assets	872	1,000
Total assets	$975,690	$1,126,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$317	$935
Accrued research and development costs	6,338	15,896
Accrued expenses and other current liabilities	13,425	23,566
Current portion of operating lease liabilities	3,066	3,127
Current portion of convertible senior notes	—	116,858
Note hedge warrants	152	1,316
Total current liabilities	23,298	161,698
Convertible senior notes, net of current portion	395,451	337,333
Operating lease obligations, net of current portion	17,567	18,484
Other liabilities	6,491	3,501
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 153,176,309 shares issued and outstanding at June 30, 2022 and 500,000,000 shares authorized and 162,036,461 shares issued and outstanding at December 31, 2021	153	162
Additional paid-in capital	1,328,290	1,543,357
Accumulated deficit	(795,560)	(937,608)
Total stockholders’ equity	532,883	605,911
Total liabilities and stockholders’ equity	$975,690	$1,126,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Collaborative arrangements revenue	$97,231	$103,386	$194,760	$192,051
Sale of active pharmaceutical ingredient	—	645	—	825
Total revenues	97,231	104,031	194,760	192,876
Operating expenses:
Research and development	11,452	12,163	22,274	27,647
Selling, general and administrative	30,124	27,052	58,985	54,704
Restructuring expenses	—	(282)	—	29
Total operating expenses	41,576	38,933	81,259	82,380
Income from operations	55,655	65,098	113,501	110,496
Other (expense) income:
Interest expense	(2,207)	(7,732)	(4,548)	(15,358)
Interest and investment income	1,018	172	1,248	368
Gain (loss) on derivatives	(681)	(3,166)	49	(776)
Other expense, net	(1,870)	(10,726)	(3,251)	(15,766)
Income before income taxes	53,785	54,372	110,250	94,730
Income tax (expense) benefit	(16,705)	336,931	(34,369)	336,499
Net income and comprehensive income	$37,080	$391,303	$75,881	$431,229

Net income per share—basic	$0.24	$2.42	$0.49	$2.67
Net income per share—diluted	$0.21	$2.39	$0.42	$2.64

Weighted average shares used in computing net income per share—basic:	153,304	161,948	155,550	161,460
Weighted average shares used in computing net income per share—diluted:	184,876	163,495	187,315	163,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	162,036,461	$162	$1,543,357	$(937,608)	$605,911
Cumulative-effect adjustment upon adoption of ASU 2020-06, net of tax	—	—	(110,217)	66,167	(44,050)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,087,966	1	1,520	—	1,521
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,089	—	6,089
Repurchases of common stock	(8,009,272)	(8)	(90,481)	—	(90,489)
Net income	—	—	—	38,801	38,801
Balance at March 31, 2022	155,115,155	$155	$1,350,268	$(832,640)	$517,783
Issuance of common stock related to share-based awards and employee stock purchase plan	818,235	1	4,314	—	4,315
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,601	—	6,601
Repurchases of common stock	(2,757,081)	(3)	(32,893)	—	(32,896)
Net income	—	—	—	37,080	37,080
Balance at June 30, 2022	153,176,309	$153	$1,328,290	$(795,560)	$532,883

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	160,616,675	$161	$1,528,535	$(1,466,056)	$62,640
Issuance of common stock related to share-based awards and employee stock purchase plan	1,314,337	1	2,229	—	2,230
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	5,396	—	5,396
Net income	—	—	—	39,926	39,926
Balance at March 31, 2021	161,931,012	$162	$1,536,160	$(1,426,130)	$110,192
Issuance of common stock related to share-based awards and employee stock purchase plan	900,941	1	5,671	—	5,672
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	4,589	—	4,589
Net income	—	—	—	391,303	391,303
Balance at June 30, 2021	162,831,953	$163	$1,546,420	$(1,034,827)	$511,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$75,881	$431,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	715	806
Loss on disposal of property and equipment	—	17
Share-based compensation expense	12,690	9,985
Change in fair value of note hedge warrants	(1,164)	(1,027)
Change in fair value of convertible note hedges	1,115	1,803
Non-cash interest expense	1,053	11,750
Deferred income taxes (including benefit from valuation allowance release)	29,594	(337,800)
Changes in assets and liabilities:
Accounts receivable, net	21,394	19,794
Prepaid expenses and other current assets	(1,264)	(3,101)
Operating lease right-of-use assets	650	601
Other assets	128	64
Accounts payable and accrued expenses	(10,765)	(10,428)
Accrued research and development costs	(9,558)	(260)
Operating lease liabilities	(978)	(891)
Other liabilities	5,998	(280)
Net cash provided by operating activities	125,489	122,262
Cash flows from investing activities:
Purchases of property and equipment	(97)	—
Net cash used in investing activities	(97)	—
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	5,937	7,873
Payment on 2022 Convertible Notes	(120,699)	—
Repurchases of common stock	(126,394)	—
Net cash provided by (used in) financing activities	(241,156)	7,873
Net increase (decrease) in cash, cash equivalents and restricted cash	(115,764)	130,135
Cash, cash equivalents and restricted cash, beginning of period	621,864	364,784
Cash, cash equivalents and restricted cash, end of period	$506,100	$494,919

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$504,365	$492,699
Restricted cash	1,735	2,220
Total cash, cash equivalents, and restricted cash	$506,100	$494,919

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

The Company is also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, including interstitial cystitis/bladder pain syndrome (IC/BPS) and endometriosis.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of June 30, 2022, and the results of its operations for the three and six months ended June 30, 2022 and 2021, its statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries as of June 30, 2022, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2021 Annual Report on Form 10-K. During the three and six months ended June 30, 2022, the Company did not adopt any additional significant accounting policies, except as outlined below.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2022 that had a material effect on its condensed consolidated financial statements.

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

3. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$37,080	$391,303	$75,881	$431,229
Add back interest expense, net of tax benefit, on assumed conversion of 2024 Convertible Notes	445	—	889	—
Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	667	—	1,333	—
Numerator used in computing net income per share — diluted	38,192	391,303	78,103	431,229

Denominator:
Weighted average number of common shares outstanding used in computing net income per share — basic	153,304	161,948	155,550	161,460
Effect of dilutive securities:
Stock options	361	417	339	348
Time-based restricted stock units	922	928	1,211	1,121
Performance-based restricted stock units	270	70	188	71
Restricted stock	151	132	159	134
2024 Convertible Notes assumed conversion	14,934	—	14,934	—
2026 Convertible Notes assumed conversion	14,934	—	14,934	—
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income per share — diluted	184,876	163,495	187,315	163,134
Net income per share — basic	$0.24	$2.42	$0.49	$2.67
Net income per share — diluted	$0.21	$2.39	$0.42	$2.64

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	5,035	9,430	6,204	10,007
Restricted stock awards	—	—	—	36
Time-based restricted stock units	98	84	49	53
Performance-based restricted stock units	528	619	510	330
Note Hedge Warrants	8,318	8,318	8,318	8,318
2022 Convertible Notes	—	8,318	—	8,318
2024 Convertible Notes	—	14,934	—	14,934
2026 Convertible Notes	—	14,934	—	14,934
Total	13,979	56,637	15,081	56,930

Prior to the adoption of ASU 2020-06, the potentially dilutive impact of the 2022 Convertible Notes, 2024 Convertible Notes and 2026 Convertible notes (together, the “Convertible Senior Notes”) (Note 8) was determined using the treasury stock method. Under this method, no numerator or denominator adjustments arose from the principal and interest components of the Convertible Senior Notes because the Company had the intent and ability to settle the Convertible Senior Notes’ principal and interest in cash. Instead, the Company was required to increase the diluted net income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net income per share purposes, the conversion spread obligation was calculated based on whether the average market price of the Company’s Class A Common Stock during the reporting period was in excess of the conversion price of the Convertible Senior Notes. There was no calculated spread added to the denominator for the three and six months ended June 30, 2021.

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

There was no dilutive impact of the 2022 Convertible Notes for the three and six months ended June 30, 2022 because the Company had elected prior to the beginning of the period to settle the conversion of 2022 Convertible Notes, if any, with a combination settlement of a cash payment equal to the principal value of converted notes and shares of Class A Common Stock equal to the conversion value in excess of the principal value, if any. Accordingly, interest expense was not removed from the numerator and there was no calculated spread added to the denominator because the average market price of the Company’s Class A common stock during each period was not in excess of the conversion price.

4. Collaboration, License and Other Agreements

For the three and six months ended June 30, 2022, the Company had linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The Company also had an agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”) to perform disease awareness activities for acute hepatic porphyria (“AHP”) and sales detailing activities for GIVLAARI® (givosiran). The following table provides amounts included in the Company’s condensed consolidated statements of income as collaborative arrangements revenue and sale of active pharmaceutical ingredient (“API”) primarily attributable to transactions from these arrangements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Collaborative Arrangements Revenue	2022	2021	2022	2021
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$95,061	$101,038	$189,962	$187,537
AbbVie (Europe and other)	528	574	1,138	1,174
AstraZeneca (China, including Hong Kong and Macau)	148	200	340	410
Astellas (Japan)	500	570	1,023	1,066
Co-Promotion and Other Agreements:
Alnylam (GIVLAARI)	585	596	1,408	1,052
Other	409	408	889	812
Total collaborative arrangements revenue	$97,231	$103,386	$194,760	$192,051
Sale of API
Linaclotide Agreements:
AstraZeneca (China, including Hong Kong and Macau)	$—	$576	$—	$597
Other	—	69	—	228
Total sale of API	$—	$645	$—	$825

Accounts receivable, net, included $116.6 million and $138.0 million primarily related to collaborative arrangements revenue and sale of API, collectively, as of June 30, 2022 and December 31, 2021, respectively. Accounts receivable, net, included $90.6 million and $112.2 million due from the Company’s partner, AbbVie, net of $6.7 million and $5.0 million of accounts payable, as of June 30, 2022 and December 31, 2021, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the three and six months ended June 30, 2022 and 2021.

Linaclotide Agreements

Collaboration Agreement for North America with AbbVie

In September 2007, the Company entered into a collaboration agreement with AbbVie to develop and commercialize linaclotide for the treatment of IBS-C, CIC, and other GI conditions in North America. Under the terms of this collaboration agreement, the Company received an upfront licensing fee, equity investment, and development and regulatory milestones, and shares equally with AbbVie all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. The Company can also achieve up to $80.0 million in a sales-related milestone if certain conditions are met, which will be recognized when the related sales occur. In addition, the Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. AbbVie is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs.

During the three and six months ended June 30, 2022, the Company incurred $2.0 million and $3.7 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and six months ended June 30, 2021, the Company incurred $1.8 million and $3.6 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $2.1 million and $4.5 million, in incremental research and development costs during the three and six months ended June 30, 2022, respectively, and incurred $2.8 million and $5.7 million in incremental research and development costs during the three and six months ended June 30, 2021, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The Company evaluated its collaboration arrangement for North America with AbbVie and concluded that all development-period performance obligations had been satisfied as of September 2012. However, the Company has determined that there are three remaining commercial-period performance obligations, which include the sales detailing of LINZESS, participation in the joint commercialization committee, and approved additional trials. The consideration remaining includes cost reimbursements in the U.S., as well as a commercial sales-based milestone and net profit and loss sharing payments based on net sales in the U.S. Additionally, the Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Royalties, commercial sales-based milestones, and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, as these payments relate predominately to the license granted to AbbVie. The Company records royalty revenue in the period earned based on royalty reports from its partner, if available, or based on the projected sales and historical trends. The cost reimbursements received from AbbVie during the commercialization period will be recognized as earned in accordance with the right-to-invoice practical expedient, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

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

The Company recognized collaborative arrangements revenue from the AbbVie collaboration agreement for North America during the three and six months ended June 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$94,452	$100,307	$188,771	$186,256
Royalty revenue	609	731	1,191	1,281
Total collaborative arrangements revenue	$95,061	$101,038	$189,962	$187,537

The Company incurred $8.5 million and $17.2 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and six months ended June 30, 2022, respectively. The Company incurred $7.5 million and $14.5 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and six months ended June 30, 2021, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.6 million and $1.2 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2022, respectively. The Company recognized $0.7 million and $1.3 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2021, respectively.

License Agreement with AbbVie (All countries other than the countries and territories of North America, China (including Hong Kong and Macau), and Japan)

The Company has a license agreement with AbbVie to develop, manufacture and commercialize linaclotide in (i) Europe, and (ii) all other countries other than China (including Hong Kong and Macau), Japan, and the countries and territories of North America (such other countries, the “Expanded Territory”) for the treatment of IBS-C, CIC and other GI conditions.

Under the license agreement, as amended, AbbVie is obligated to pay the Company, (i) royalties based on sales volume in Europe in the upper-teens percent, and (ii) on a country-by-country and product-by-product basis in the Expanded Territory, a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in Europe and the Expanded Territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. The license agreement also contains certain sales-based milestones and commercial launch milestones, which could total up to $42.5 million. The Company recognized $0.5 million and $1.1 million of royalty revenue during the three and six months ended June 30, 2022, respectively. The Company recognized $0.6 million and $1.2 million of royalty revenue during the three and six months ended June 30, 2021, respectively.

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

The Company recognized $0.5 million and $1.0 million of royalty revenue during the three and six months ended June 30, 2022, respectively. The Company recognized $0.6 million and $1.1 million of royalty revenue during the three and six months ended June 30, 2021, respectively.

Collaboration Agreement for China (including Hong Kong and Macau) with AstraZeneca

The Company has a collaboration agreement with AstraZeneca under which AstraZeneca has the exclusive right to develop, manufacture and commercialize products containing linaclotide in the AstraZeneca License Territory.

Under the collaboration agreement, AstraZeneca is required to pay tiered royalties to the Company at rates beginning in the mid-single-digit percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the AstraZeneca License Territory. The Company recognized an insignificant amount and $0.3 million of royalty revenue during the three and six months ended June 30, 2022, respectively. The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three and six months ended June 30, 2021, respectively.

The Company is entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $25.0 million remained outstanding at June 30, 2022. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets. The significant financing component of the transaction was $2.6 million and is recognized as interest income through 2024 using the effective interest method. At June 30, 2022, the current portion and non-current portion of the non-contingent receivable due from AstraZeneca was $10.0 million and $14.3 million, respectively. At December 31, 2021, the non-contingent receivable due from AstraZeneca was $24.0 million and was classified as non-current.

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

During the year ended December 31, 2021, the Company recognized research and development expense totaling $19.5 million related to the up-front payment, non-contingent payment, and milestone payments for which payment is probable to occur. At June 30, 2022 and December 31, 2021, payment obligations of $3.8 million and $13.5 million, respectively, were included in accrued research and development costs.

Other Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, the Company and Alnylam entered into a disease education and promotional agreement (the “Alnylam Agreement”) for Alnylam’s GIVLAARI for the treatment of AHP. The Alnylam Agreement, as amended, was terminated in June 2021 with an effective termination date of September 30, 2021. Under the terms of the Alnylam Agreement, the Company’s sales force performed disease awareness activities and sales detailing activities for GIVLAARI to gastroenterologists and health care practitioners to whom they detail LINZESS in the first position over the term of the agreement. The Company remains eligible to receive royalties based on a percentage of net sales of GIVLAARI that are directly attributable to the Company’s promotional efforts until September 30, 2022, which is one year following the termination of the agreement. During the three and six months ended June 30, 2022, the Company recognized $0.6 million and $1.4 million, respectively, in royalty revenue. During the three and six months ended June 30, 2021, the Company recognized $0.6 million and $1.1 million, respectively, in royalty revenue.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$211,355	$211,355	$—	$—
Repurchase agreements	277,007	277,007	—	—
Restricted cash:
Money market funds	1,735	1,735	—	—
Total assets measured at fair value	$490,097	$490,097	$—	$—
Liabilities:
Note hedge warrants	$152	$—	$—	$152
Total liabilities measured at fair value	$152	$—	$—	$152

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$595,233	$595,233	$—	$—
Restricted cash:
Money market funds	1,735	1,735	—	—
Convertible note hedges	1,115	—	—	1,115
Total assets measured at fair value	$598,083	$596,968	$—	$1,115
Liabilities:
Note hedge warrants	$1,316	$—	$—	$1,316
Total liabilities measured at fair value	$1,316	$—	$—	$1,316

There were no transfers between fair value measurement levels during each of the three and six months ended June 30, 2022 or 2021.

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at June 30, 2022 and December 31, 2021 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants with Respect to 2022 Convertible Notes

The Company’s Convertible Note Hedges, which terminated unexercised upon expiry in June 2022, and Note Hedge Warrants are recorded as derivative assets and liabilities, respectively, and are classified as Level 3 measurements under the fair value hierarchy. These derivatives are not actively traded and are valued using the Black-Scholes option-pricing model, which requires the use of subjective assumptions.

The following inputs were used in the fair market valuation of the Convertible Note Hedges as of December 31, 2021 and Note Hedge Warrants as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	Note Hedge	Convertible	Note Hedge
	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	2.5%	0.2%	0.4%
Expected term	0.5	0.5	1.0
Stock price (2)	$11.53	$11.66	$11.66
Strike price (3)	$18.82	$14.51	$18.82
Common stock volatility (4)	30.2%	27.0%	32.2%
Dividend yield (5)	—%	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the quarters ended June 30, 2022 and December 31, 2021, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting date and changes in fair value are recorded in other (expense) income, net within the Company’s condensed consolidated statements of income.

The following table reflects the change in the Company’s Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2021 through June 30, 2022 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2021	$1,115	$(1,316)
Change in fair value, recorded as a component of gain (loss) on derivatives	(1,115)	1,164
Balance at June 30, 2022	$—	$(152)

Convertible Senior Notes

In June 2015, the Company issued $335.7 million aggregate principal amount of its 2022 Convertible Notes. In August 2019, the Company issued $200.0 million aggregate principal amount of its 2024 Convertible Notes and $200.0 million aggregate principal amount of its 2026 Convertible Notes, and used a portion of the proceeds from such issuances to repurchase $215.0 million aggregate principal amount of its 2022 Convertible Notes. In June 2022, the Company repaid the $120.7 million remaining aggregate principal amount of its 2022 Convertible Notes. Prior to the adoption of ASU 2020-06, the Company separately accounted for the liability and equity components of each of the 2022 Convertible Notes, 2024 Convertible Notes, and 2026 Convertible Notes, by allocating the proceeds between the liability component and equity component (Note 8). Following the adoption of ASU 2020-06 on January 1, 2022, the equity component was eliminated and each of the 2022 Convertible Notes, 2024 Convertible Notes, and 2026 Convertible Notes are measured as a single liability. The fair value of the respective convertible senior notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A Common Stock and the volatility thereof, and the prices for the respective convertible senior notes observed in market trading, which are Level 2 inputs.

The estimated fair value of the 2022 Convertible Notes was $125.2 million as of December 31, 2021. The estimated fair value of the 2024 Convertible Notes was $210.2 million and $221.9 million as of June 30, 2022 and December 31, 2021, respectively. The estimated fair value of the 2026 Convertible Notes was $214.3 million and $227.2 million as of June 30, 2022 and December 31, 2021, respectively.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$8,762	$17,115
Stock repurchase	—	3,009
Other	4,663	3,442
Total accrued expenses and other current liabilities	$13,425	$23,566

As of June 30, 2022, other accrued expenses of $4.7 million included $4.2 million of uninvoiced vendor liabilities and $0.2 million of state income taxes payable. As of December 31, 2021, other accrued expenses of $3.4 million included $2.7 million of uninvoiced vendor liabilities and $0.2 million of state income taxes payable.

7. Leases

The Company’s lease portfolio for the three and six months ended June 30, 2022 includes: an office lease for its current headquarters location, a data center colocation lease, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s office lease and vehicle lease require letters of credit to secure the Company’s obligations under the lease agreements totaling $1.7 million and are collateralized by money market accounts recorded as restricted cash on the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$627	$630	$1,256	$1,261
Short-term lease cost	264	214	523	428
Total lease cost	$891	$844	$1,779	$1,689

Supplemental information related to leases for the periods reported is as follows:

	Six Months Ended
	June 30,
	2022	2021
Weighted-average remaining lease term of operating leases (in years)	7.8	8.8
Weighted-average discount rate of operating leases	5.8%	5.8%

Future minimum lease payments under non-cancelable operating leases as of June 30, 2022 are as follows (in thousands):

2022(1)	$1,546
2023	3,065
2024	3,126
2025	3,189
2026	3,252
2027 and thereafter	11,603
Total future minimum lease payments	25,781
Less: present value adjustment	(5,148)
Operating lease liabilities	20,633
Less: current portion of operating lease liabilities	(3,066)
Operating lease liabilities, net of current portion	$17,567

(1) For the six months ending December 31, 2022.

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

At lease inception, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At June 30, 2022, the balances of the right-of-use asset and operating lease liability were $14.7 million and $20.6 million, respectively. At December 31, 2021, the balances of the right-of-use asset and operating lease liability were $15.3 million and $21.5 million, respectively.

Lease costs recorded during the three and six months ended June 30, 2022 were $0.6 million and $1.3 million, respectively. Lease costs recorded during the three and six months ended June 30, 2021 were $0.6 million and $1.3 million, respectively.

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

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes in August 2019, the Company repurchased $215.0 million aggregate principal amount of the 2022 Convertible Notes. Such portion of the 2022 Convertible Notes were repurchased at a premium totaling $227.3 million.

In June 2022, the Company repaid the remaining $120.7 million aggregate principal amount of the 2022 Convertible Notes upon maturity.

The 2022 Convertible Notes were governed by an indenture (the “2022 Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The 2022 Convertible Notes were senior unsecured obligations and bore cash interest at the annual rate of 2.25%, payable on June 15 and December 15 of each year. The 2022 Convertible Notes matured on June 15, 2022. No conversions were exercised by holders of the 2022 Convertible Notes.

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

Upon the adoption of ASU 2020-06 on January 1, 2022, the equity component is no longer bifurcated from the liability component and each debt instrument is accounted for as a single liability measured at amortized cost. Accordingly, the unamortized debt discount as of the adoption date in the amount of $3.5 million was derecognized, resulting in an increase to the current portion of convertible senior notes and a decrease to stockholders’ equity. Additionally, there is no longer non-cash interest expense associated with the amortization of the original issue discount. During the three and six months ended June 30, 2021, the Company recognized $1.8 million and $3.5 million in non-cash interest expense, respectively, related to the debt discount.

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

Upon the adoption of ASU 2020-06 on January 1, 2022, the equity component is no longer bifurcated from the liability component and each debt instrument is accounted for as a single liability measured at amortized cost. Accordingly, the unamortized debt discount as of the adoption date in the amount of $22.3 million and $35.8 million for the 2024 Convertible Notes and 2026 Convertible Notes, respectively, was derecognized, resulting in an increase to the non-current portion of convertible senior notes and a decrease to stockholders’ equity. Additionally, there is no longer non-cash interest expense associated with the amortization of the original issue discount. During the three and six months ended June 30, 2021, the Company recognized $2.0 million and $4.1 million in non-cash interest expense, respectively, related to the debt discount for the 2024 Convertible Notes and $1.7 million and $3.3 million in non-cash interest expense, respectively, related to the debt discount for the 2026 Convertible Notes.

The Company’s outstanding balances for the convertible senior notes as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Liability component:
Principal:
2022 Convertible Notes	$—	$120,699
2024 Convertible Notes	200,000	200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt discount	—	(61,641)
Less: unamortized debt issuance costs	(4,549)	(4,867)
Net carrying amount	395,451	454,191
Equity component:
2022 Convertible Notes	—	19,807
2024 Convertible Notes	—	41,152
2026 Convertible Notes	—	51,350
Total equity component	$—	$112,309

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

The Company determined the expected life of the 2022 Convertible Notes was equal to their seven-year term. From the date of the partial repurchase of the 2022 Convertible Notes in August 2019 through maturity in June 2022, the effective annual interest rate on the 2022 Convertible Notes was 2.7%. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs. Prior to the adoption of ASU 2020-06, the effective annual interest rate calculation also included the amortization of the original issue discount.

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective annual interest rates of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through June 30, 2022 was 1.2% and 1.9%, respectively. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs. Prior to the adoption of ASU 2020-06, the effective annual interest rate calculation also included the amortization of the original issue discount.

The following table sets forth total interest expense recognized related to convertible senior notes during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,691	$1,804	$3,495	$3,607
Amortization of debt issuance costs	516	412	1,053	811
Amortization of debt discount	—	5,516	—	10,940
Total interest expense	$2,207	$7,732	$4,548	$15,358

Future minimum payments under the convertible senior notes as of June 30, 2022, are as follows (in thousands):

2022(1)	$2,250
2023	4,500
2024	203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	415,000
Less: amounts representing interest	(15,000)
Less: unamortized debt issuance costs	(4,549)
Convertible senior notes balance	$395,451

(1) For the six months ending December 31, 2022.

Convertible Note Hedge and Note Hedge Warrant Transactions with Respect to 2022 Convertible Notes

To minimize the impact of potential dilution to the Company's Class A common stockholders upon conversion of the 2022 Convertible Notes, the Company entered into the Convertible Note Hedges. The Convertible Note Hedges had an exercise price of $14.51 per share and covered 23,135,435 shares. If the 2022 Convertible Notes had been converted and the price of the Company’s Class A Common Stock was above the exercise price of the Convertible Note Hedges, the counterparties were obligated to deliver shares of the Company’s Class A Common Stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s Class A Common Stock at the conversion date and the exercise price, multiplied by the number of shares of the Company’s Class A Common Stock related to the Convertible Note Hedge being exercised.

Concurrently with entering into the Convertible Note Hedges, the Company sold Note Hedge Warrants to the Convertible Note Hedge counterparties to acquire shares of the Company’s Class A Common Stock. An aggregate of 23,135,435 shares underlie the Note Hedge Warrants and each warrant has a strike price of $18.82 per share, subject to customary anti-dilution adjustments. The Note Hedge Warrants are exercisable over the 150 trading day period beginning on September 15, 2022. The Note Hedge Warrants could have a dilutive effect on the Class A Common Stock to the extent that the market price per share of the Company’s Class A Common Stock exceeds the applicable strike price of such warrants.

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

In June 2022, the Convertible Note Hedges terminated unexercised upon expiry. The Note Hedge Warrants remain outstanding as of June 30, 2022.

The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC 815, and are remeasured to fair value at each reporting date (Note 5).

As of June 30, 2022, the Note Hedge Warrants were classified as current liabilities on the Company’s condensed consolidated balance sheet. As of December 31, 2021, the Convertible Note Hedges and Note Hedge Warrants were classified as current assets and current liabilities, respectively, on the Company’s condensed consolidated balance sheets.

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

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Share-based compensation expense:
Research and development	$1,133	$1,134	$2,291	$2,377
Selling, general and administrative	5,468	3,455	10,399	7,498
Restructuring expenses	—	—	—	110
Total share-based compensation expense included in operating expenses	6,601	4,589	12,690	9,985
Income tax (expense) benefit	278	—	(442)	—
Total share-based compensation expense, net of tax	$6,879	$4,589	$12,248	$9,985

10. Share Repurchase Plan

In May 2021, the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of the Company’s Class A Common Stock. The Company completed the share repurchase program in May 2022 and retired the repurchased shares.

During the three and six months ended June 30, 2022, the Company repurchased 2.8 million shares and 10.8 million shares of Class A Common Stock, respectively, at an aggregate cost of $32.9 million and $123.4 million, respectively. For the overall program, under which repurchases commenced in December 2021, the Company repurchased 13.1 million shares of Class A Common Stock at an average price per share of $11.47.

11. Income Taxes

The income tax provision during interim periods is computed by applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus adjustments for significant unusual or infrequently occurring items, in accordance with ASC 740-270, Income Taxes – Interim Reporting.

During the three and the six months ended June 30, 2022, the Company recorded income tax expense of $16.7 million and $34.4 million, respectively. Due to the Company's ability to offset its pre-tax income against net operating losses, it expects the majority of its tax provision to represent a non-cash expense until its net operating losses have been fully utilized.

During the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $336.9 million and $336.5 million, respectively. The income tax benefit primarily pertains to the discrete income tax benefit of $337.8 million related to the release of the valuation allowance on the majority of the Company’s tax attributes and other deferred tax assets, partially offset by state income taxes in certain states which have temporarily disallowed or only partially allow the use of net operating losses to offset taxable income.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse.

On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. Until the second quarter of 2021, the Company recorded a full valuation allowance against net deferred tax assets. During the three months ended June 30, 2021, the Company reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including: continued strong prescription demand growth of LINZESS, continued profitability of a GI focused business since completing the tax-free spin-off of Cyclerion, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, the Company determined it was more likely than not that it will realize the majority of its deferred tax assets and during the three months ended June 30, 2021, released the majority of its valuation allowance, as a discrete item, for the deferred tax assets that are expected to be utilized in future years. The Company maintains a valuation allowance on deferred tax assets not expected to be realized, related primarily to certain tax credits that are expected to expire prior to utilization.

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

We also aim to leverage our leading capabilities in GI to bring additional treatment options to GI patients; for example, in November 2021, we entered into a collaboration and license option agreement, or the COUR Collaboration Agreement, with COUR Pharmaceutical Development Company, Inc., or COUR, which grants us an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle, for the treatment of primary biliary cholangitis, or PBC. We are also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as interstitial cystitis/bladder pain syndrome, or IC/BPS, and endometriosis.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. We have generated net income in each year thereafter. For the three and six months ended June 30, 2022, we recorded net income of $37.1 million and $75.9 million, respectively. For the three and six months ended June 30, 2021, we recorded net income of $391.3 million and $431.2 million, respectively. As of June 30, 2022, we had an accumulated deficit of $795.6 million. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

We and AbbVie continue to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In September 2020, based on the Phase IIIb data of linaclotide 290 mcg on the overall abdominal symptoms of bloating pain and discomfort in adult patients with IBS-C, the U.S. FDA approved our Supplemental New Drug Application to include a more comprehensive description of the effects of LINZESS in its approved label.

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

IW-3300. We are developing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, including interstitial cystitis/bladder pain syndrome and endometriosis. IC/BPS affects an estimated 4 to 12 million people in the U.S., according to the Interstitial Cystitis Association. An estimated 4 million reproductive-age women in the U.S. have been diagnosed with endometriosis, according to a study published in Gynecologic and Obstetric Investigation. Both diseases have a limited number of treatment options available. We successfully completed Phase I studies to evaluate the safety and tolerability of IW-3300 in healthy volunteers and expect to initiate a Phase 2 proof of concept study in IC/BPS patients by the end of 2022.

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

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2022 and 2021, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Linaclotide(1)	$4,052	$5,184	$8,649	$10,550
IW-3718	191	2,040	344	7,304
IW-3300	4,703	—	8,153	—
CNP-104	182	—	317	—
Early research and development	2,324	4,939	4,811	9,793
Total research and development expenses	$11,452	$12,163	$22,274	$27,647
(1)	Includes linaclotide in all indications, populations and formulations.

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

We include AbbVie’s collaboration-related commercial costs, expenses, and other discounts in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from AbbVie as collaboration expense or collaborative arrangements revenue, respectively.

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

During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies as reported in our 2021 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$97,231	$103,386	$194,760	$192,051
Sale of active pharmaceutical ingredient	—	645	—	825
Total revenues	97,231	104,031	194,760	192,876
Operating expenses:
Research and development	11,452	12,163	22,274	27,647
Selling, general and administrative	30,124	27,052	58,985	54,704
Restructuring expenses	—	(282)	—	29
Total operating expenses	41,576	38,933	81,259	82,380
Income from operations	55,655	65,098	113,501	110,496
Other (expense) income:
Interest expense	(2,207)	(7,732)	(4,548)	(15,358)
Interest and investment income	1,018	172	1,248	368
Gain (loss) on derivatives	(681)	(3,166)	49	(776)
Other expense, net	(1,870)	(10,726)	(3,251)	(15,766)
Income before income taxes	53,785	54,372	110,250	94,730
Income tax (expense) benefit	(16,705)	336,931	(34,369)	336,499
Net income	$37,080	$391,303	$75,881	$431,229

Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)				(dollars in thousands)
Revenues:
Collaborative arrangements revenue	$97,231	$103,386	$(6,155)	(6)%	$194,760	$192,051	$2,709	1%
Sale of active pharmaceutical ingredient	—	645	(645)	(100)%	—	825	(825)	(100)%
Total revenues	$97,231	$104,031	$(6,800)	(7)%	$194,760	$192,876	$1,884	1%

Collaborative Arrangements Revenue. The decrease in collaborative arrangements revenue of $6.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily related to a $5.9 million decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by decreased net price and inventory fluctuations, partially offset by increased prescription demand.

The increase in collaborative arrangements revenue of $2.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily related to a $2.5 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven by increased prescription demand, partially offset by decreased net price.

Sale of Active Pharmaceutical Ingredient. The decrease in sale of active pharmaceutical ingredient of $0.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to certain non-recurring, insignificant sales during the three months ended June 30, 2021.

The decrease in sale of active pharmaceutical ingredient of $0.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to certain non-recurring, insignificant sales during the six months ended June 30, 2021.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$11,452	$12,163	$(711)	(6)%	$22,274	$27,647	$(5,373)	(19)%
Selling, general and administrative	30,124	27,052	3,072	11%	58,985	54,704	4,281	8%
Restructuring expenses	—	(282)	282	(100)%	—	29	(29)	(100)%
Total operating expenses	$41,576	$38,933	$2,643	7%	$81,259	$82,380	$(1,121)	(1)%

Research and Development Expense. The decrease in research and development expense of $0.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily related to a decrease of $1.3 million in external development costs related to IW-3718 and a decrease of $1.0 million in linaclotide costs, partially offset by an increase of $1.8 million in external development costs related to IW-3300.

The decrease in research and development expense of $5.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily related to a decrease of $5.3 million in external development costs related to IW-3718 and a decrease of $1.9 million in linaclotide costs, partially offset by an increase of $2.0 million in external development costs related to IW-3300.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased by $3.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a $1.7 million increase in compensation, benefits, and other employee-related expenses and a $0.9 million increase in sales and marketing activities.

Selling, general and administrative expenses increased by $4.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a $2.4 million increase in compensation, benefits, and other employee-related expenses and a $1.7 million increase in sales and marketing activities.

Restructuring Expenses. Restructuring expenses for each of the three and six months ended June 30, 2021 related to costs associated with the workforce reduction resulting from the discontinuation of IW-3718.

Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)				(dollars in thousands)
Other (expense) income:
Interest expense	$(2,207)	$(7,732)	$5,525	(71)%	$(4,548)	$(15,358)	$10,810	(70)%
Interest and investment income	1,018	172	846	492%	1,248	368	880	239%
Gain (loss) on derivatives	(681)	(3,166)	2,485	(78)%	49	(776)	825	(106)%
Total other expense, net	$(1,870)	$(10,726)	$8,856	(83)%	$(3,251)	$(15,766)	$12,515	(79)%

Interest Expense. Interest expense decreased by $5.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a decrease in non-cash interest expense associated with the Senior Convertible Notes following the adoption of ASU 2020-06 on January 1, 2022.

Interest expense decreased by $10.8 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a decrease in non-cash interest expense associated with the Senior Convertible Notes following the adoption of ASU 2020-06 on January 1, 2022.

Interest and Investment Income. Interest and investment income increased by $0.8 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily from an increase in investment interest rates.

Interest and investment income increased by $0.9 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily from an increase in investment interest rates.

Gain (Loss) on Derivatives. For the three months ended June 30, 2022, we recorded a loss on derivatives of $0.7 million resulting from a $1.4 million decrease in the fair value of the Convertible Note Hedges, which terminated unexercised upon expiry during June 2022, and a $0.7 million decrease in the fair value of the Note Hedge Warrants. For the three months ended June 30, 2021, we recorded a loss on derivatives of $3.2 million resulting from an insignificant decrease in the fair value of the Convertible Note Hedges and a $3.1 million increase in the fair value of the Note Hedge Warrants.

For the six months ended June 30, 2022, we recorded a gain on derivatives of an insignificant amount resulting from a $1.1 million decrease in the fair value of the Convertible Note Hedges, which terminated unexercised upon expiry during June 2022, and a $1.2 million decrease in the fair value of the Note Hedge Warrants. For the six months ended June 30, 2021, we recorded a loss on derivatives of $0.8 million resulting from a $1.8 million decrease in the fair value of the Convertible Note Hedges and a $1.0 million decrease in the fair value of the Note Hedge Warrants.

Income Tax Expense. Income tax expense was recorded during the three and six months ended June 30, 2022, as compared to an income tax benefit for the three and six months ended June 30, 2021, due to the release of the valuation allowance on the majority of net operating losses and other deferred tax assets during the second quarter of 2021. For the three and the six months ended June 30, 2022, we recorded income tax expense of $16.7 million and $34.4 million, respectively. Due to our ability to utilize our net operating losses to offset federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense until our net operating losses have been fully utilized.

For the three and six months ended June 30, 2021, we recorded an income tax benefit of $336.9 million and $336.5 million, respectively, resulting in a non-cash credit to net income. The income tax benefit primarily pertains to the discrete income tax benefit of $337.8 million related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets, partially offset by state income taxes of $0.9 million and $1.3 million during the three and six months ended June 30, 2021, respectively, in certain states which have temporarily disallowed or only partially allow the use of net operating losses to offset taxable income.

Liquidity and Capital Resources

As of June 30, 2022, we had $504.4 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds and repurchase agreements. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least AA- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

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

We may from time to time seek to retire, redeem or repurchase all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases, redemptions or exchanges, if any, of our debt will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. In June 2022, we repaid the $120.7 million remaining aggregate principal amount of the 2022 Convertible Notes upon maturity.

In May 2021, our board of directors authorized a program to repurchase up to $150.0 million of our Class A Common Stock. The program was completed in May 2022 and the repurchased shares were retired. Additional information regarding the repurchase program is disclosed in Note 10, Share Repurchase Plan, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources of Liquidity

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and we had an accumulated deficit of $795.6 million as of June 30, 2022. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of June 30, 2022, our debt is comprised of $400.0 million aggregate principal amount of convertible notes, due at various dates between 2024 and 2026. Refer to Note 8, Notes Payable, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net cash provided by (used in):
Operating activities	$61,365	$48,568	$125,489	$122,262
Investing activities	(88)	—	(97)	—
Financing activities	(150,283)	5,662	(241,156)	7,873
Net increase (decrease) in cash, cash equivalents and restricted cash	$(89,006)	$54,230	$(115,764)	$130,135

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations. Net cash inflows for the three and six months ended June 30, 2022 were $61.4 million and $125.5 million, respectively, and are primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S. Net cash inflows for the three and six months ended June 30, 2021 were $48.6 million and $122.3 million, respectively, and are primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the three and six months ended June 30, 2022 was insignificant and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the three and six months ended June 30, 2022 totaled $150.3 million and $241.2 million, respectively, and resulted from $33.9 million and $126.4 million of share repurchases, respectively, and repayment of the $120.7 remaining aggregate principal on the 2022 Convertible Notes upon maturity in June 2022, partially offset by $4.3 million and $5.9 million of proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan, respectively.

Cash provided by financing activities for the three and six months ended June 30, 2021 totaled $5.7 million and $7.9 million, respectively, and was generated from proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, and invest in building our pipeline through internal or external opportunities, including potential payments associated with exercising the Option under the COUR Collaboration Agreement. We believe that our cash on hand as of June 30, 2022 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

We include our and AbbVie’s collaboration-related commercial costs, expenses and other discounts, which have historically included expenses from in-person selling activities, in the calculation of net profits from the sale of LINZESS in the U.S. and present net payments to us as collaborative arrangements revenue. As a result of the COVID-19 pandemic, since 2020, we and AbbVie agreed to include certain costs associated with remote selling activities performed by our and AbbVie’s customer-facing employees in collaboration-related selling, general and administrative expenses in our calculation of net profits from the sale of LINZESS in the U.S. We have experienced fluctuations in our quarterly settlement payments based on the ratio of selling, general and administrative expenses incurred by each party and may continue to experience such fluctuations in the future as a result of the reimbursement of costs associated with remote selling activities and potential limitations in the number of in-person details we or AbbVie may be able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. The COVID-19 pandemic may negatively impact future net sales of LINZESS in the U.S., including as a result of reduced and/or restricted in-person promotion or potential changes in patient access to healthcare (including due to unemployment or modifications in insurance coverage) and payor reimbursement levels.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In May 2021, our board of directors authorized a program to repurchase up to $150.0 million of our Class A Common Stock. We completed the program in May 2022 having repurchased a total of 13.1 million shares of Class A Common Stock at an average price per share of $11.47. All shares repurchased under our repurchase program were retired.

The following table summarizes our Class A Common Stock repurchase activity during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased (in thousands)
April 1, 2022 - April 30, 2022	1,305,881	$12.14	1,305,881	$16,519
May 1, 2022 - May 31, 2022	1,451,200	11.74	1,451,200	—
June 1, 2022 - June 30, 2022	—	—	—	—
	2,757,081	$11.93	2,757,081	$—

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No:	Description
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

Ironwood Pharmaceuticals, Inc.

Date: August 4, 2022	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ RONALD SILVER
Ronald Silver
Vice President, Corporate Controller
(Principal Accounting Officer)