Form 10-Q
period 2022-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2022-11-03
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 153,395,477 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the demand for our products in the countries where they are approved for marketing, as well as the revenues therefrom; the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.; the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners; the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide; our ability and the ability of our partners to secure and maintain adequate reimbursement for our products; our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements; the ability of our product candidates to meet existing or future regulatory standards; the safety profile and related adverse events of our products and our product candidates; the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor; our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements; our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies; the in-licensing or acquisition of externally discovered businesses, products or technologies, including our option to acquire an exclusive license from COUR Pharmaceutical Development Company, Inc., to research, develop, manufacture, and commercialize in the U.S. products containing CNP-104 for the treatment of primary biliary cholangitis, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such transactions; our plan to finalize the Phase II proof of concept study for IW-3300 by the end of 2022, with patient enrollment expected in early 2023; the timing of the data readout for CNP-104; our ability to meet our cash obligations and our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations and benefits, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting; and our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions and capped call transactions described herein.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$574,188	$620,129
Accounts receivable, net	116,545	114,042
Prepaid expenses and other current assets	7,011	8,689
Restricted cash	1,250	1,250
Convertible note hedges	—	1,115
Total current assets	698,994	745,225
Restricted cash, net of current portion	485	485
Accounts receivable, net of current portion	14,439	23,998
Property and equipment, net	6,660	7,575
Operating lease right-of-use assets	14,365	15,350
Deferred tax assets	304,538	333,294
Other assets	863	1,000
Total assets	$1,040,344	$1,126,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$795	$935
Accrued research and development costs	5,673	15,896
Accrued expenses and other current liabilities	17,598	23,566
Current portion of operating lease liabilities	3,050	3,127
Current portion of convertible senior notes	—	116,858
Note hedge warrants	1	1,316
Total current liabilities	27,117	161,698
Convertible senior notes, net of current portion	395,850	337,333
Operating lease obligations, net of current portion	17,087	18,484
Other liabilities	9,227	3,501
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 153,319,417 shares issued and outstanding at September 30, 2022 and 500,000,000 shares authorized and 162,036,461 shares issued and outstanding at December 31, 2021	153	162
Additional paid-in capital	1,336,153	1,543,357
Accumulated deficit	(745,243)	(937,608)
Total stockholders’ equity	591,063	605,911
Total liabilities and stockholders’ equity	$1,040,344	$1,126,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Collaborative arrangements revenue	$108,637	$103,747	$303,397	$295,798
Sale of active pharmaceutical ingredient	—	—	—	825
Total revenues	108,637	103,747	303,397	296,623
Operating expenses:
Research and development	11,545	10,907	33,819	38,554
Selling, general and administrative	28,619	27,742	87,604	82,446
Restructuring expenses	—	(73)	—	(44)
Total operating expenses	40,164	38,576	121,423	120,956
Income from operations	68,473	65,171	181,974	175,667
Other (expense) income:
Interest expense	(1,524)	(7,841)	(6,072)	(23,199)
Interest and investment income	2,807	178	4,055	546
Gain on derivatives	151	2,164	200	1,388
Other expense, net	1,434	(5,499)	(1,817)	(21,265)
Income before income taxes	69,907	59,672	180,157	154,402
Income tax (expense) benefit	(19,590)	(3,827)	(53,959)	332,672
Net income and comprehensive income	$50,317	$55,845	$126,198	$487,074

Net income per share—basic	$0.33	$0.34	$0.82	$3.01
Net income per share—diluted	$0.28	$0.34	$0.69	$2.97

Weighted average shares used in computing net income per share—basic:	153,066	162,742	154,713	161,892
Weighted average shares used in computing net income per share—diluted:	184,465	165,242	186,504	163,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	162,036,461	$162	$1,543,357	$(937,608)	$605,911
Cumulative-effect adjustment upon adoption of ASU 2020-06, net of tax	—	—	(110,217)	66,167	(44,050)
Issuance of common stock related to share-based awards and employee stock purchase plan	1,087,966	1	1,520	—	1,521
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,089	—	6,089
Repurchases of common stock	(8,009,272)	(8)	(90,481)	—	(90,489)
Net income	—	—	—	38,801	38,801
Balance at March 31, 2022	155,115,155	$155	$1,350,268	$(832,640)	$517,783
Issuance of common stock related to share-based awards and employee stock purchase plan	818,235	1	4,314	—	4,315
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,601	—	6,601
Repurchases of common stock	(2,757,081)	(3)	(32,893)	—	(32,896)
Net income	—	—	—	37,080	37,080
Balance at June 30, 2022	153,176,309	$153	$1,328,290	$(795,560)	$532,883
Issuance of common stock related to share-based awards and employee stock purchase plan	143,108	—	796	—	796
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,067	—	7,067
Net income	—	—	—	50,317	50,317
Balance at September 30, 2022	153,319,417	$153	$1,336,153	$(745,243)	$591,063

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	160,616,675	$161	$1,528,535	$(1,466,056)	$62,640
Issuance of common stock related to share-based awards and employee stock purchase plan	1,314,337	1	2,229	—	2,230
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	5,396	—	5,396
Net income	—	—	—	39,926	39,926
Balance at March 31, 2021	161,931,012	$162	$1,536,160	$(1,426,130)	$110,192
Issuance of common stock related to share-based awards and employee stock purchase plan	900,941	1	5,671	—	5,672
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	4,589	—	4,589
Net income	—	—	—	391,303	391,303
Balance at June 30, 2021	162,831,953	$163	$1,546,420	$(1,034,827)	$511,756
Issuance of common stock related to share-based awards and employee stock purchase plan	573,060	—	6,134	—	6,134
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,206	—	6,206
Net income	—	—	—	55,845	55,845
Balance at September 30, 2021	163,405,013	$163	$1,558,760	$(978,982)	$579,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$126,198	$487,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,078	1,164
Loss on disposal of property and equipment	—	93
Share-based compensation expense	19,757	16,191
Change in fair value of note hedge warrants	(1,315)	(6,599)
Change in fair value of convertible note hedges	1,115	5,211
Non-cash interest expense	1,453	17,787
Deferred income taxes (including benefit from valuation allowance release)	45,610	(335,227)
Changes in assets and liabilities:
Accounts receivable, net	7,056	20,127
Prepaid expenses and other current assets	1,578	(1,032)
Operating lease right-of-use assets	985	910
Other assets	137	89
Accounts payable and accrued expenses	(6,108)	(6,710)
Accrued research and development costs	(10,223)	(223)
Operating lease liabilities	(1,474)	(1,359)
Other liabilities	8,734	(169)
Net cash provided by operating activities	194,581	197,327
Cash flows from investing activities:
Purchases of property and equipment	(163)	(137)
Net cash used in investing activities	(163)	(137)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,734	14,037
Payment on 2022 Convertible Notes	(120,699)	—
Repurchases of common stock	(126,394)	—
Net cash provided by (used in) financing activities	(240,359)	14,037
Net increase (decrease) in cash, cash equivalents and restricted cash	(45,941)	211,227
Cash, cash equivalents and restricted cash, beginning of period	621,864	364,784
Cash, cash equivalents and restricted cash, end of period	$575,923	$576,011

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$574,188	$574,276
Restricted cash	1,735	1,735
Total cash, cash equivalents, and restricted cash	$575,923	$576,011

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of September 30, 2022, and the results of its operations for the three and nine months ended September 30, 2022 and 2021, its statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries as of September 30, 2022, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2021 Annual Report on Form 10-K. During the three and nine months ended September 30, 2022, the Company did not adopt any additional significant accounting policies, except as outlined below.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2022 that had a material effect on its condensed consolidated financial statements.

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

3. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income	$50,317	$55,845	$126,198	$487,074
Add back interest expense, net of tax benefit, on assumed conversion of 2024 Convertible Notes	445	—	1,335	—
Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	667	—	2,000	—
Numerator used in computing net income per share — diluted	51,429	55,845	129,533	487,074

Denominator:
Weighted average number of common shares outstanding used in computing net income per share — basic	153,066	162,742	154,713	161,892
Effect of dilutive securities:
Stock options	283	802	318	461
Time-based restricted stock units	966	1,392	1,278	1,342
Performance-based restricted stock units	225	219	196	120
Restricted stock	49	82	122	113
Shares subject to issuance under Employee Stock Purchase Plan	8	5	9	2
2024 Convertible Notes assumed conversion	14,934	—	14,934	—
2026 Convertible Notes assumed conversion	14,934	—	14,934	—
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income per share — diluted	184,465	165,242	186,504	163,930
Net income per share — basic	$0.33	$0.34	$0.82	$3.01
Net income per share — diluted	$0.28	$0.34	$0.69	$2.97

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	5,847	5,872	6,021	8,101
Time-based restricted stock units	139	88	64	51
Performance-based restricted stock units	528	314	572	596
Note Hedge Warrants	8,318	8,318	8,318	8,318
2022 Convertible Notes	—	8,318	—	8,318
2024 Convertible Notes	—	14,934	—	14,934
2026 Convertible Notes	—	14,934	—	14,934
Total	14,832	52,778	14,975	55,252

Prior to the adoption of ASU 2020-06, the potentially dilutive impact of the 2022 Convertible Notes, 2024 Convertible Notes and 2026 Convertible notes (together, the “Convertible Senior Notes”) (Note 8) was determined using the treasury stock method. Under this method, no numerator or denominator adjustments arose from the principal and interest components of the Convertible Senior Notes because the Company had the intent and ability to settle the Convertible Senior Notes’ principal and interest in cash. Instead, the Company was required to increase the diluted net income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net income per share purposes, the conversion spread obligation was calculated based on whether the average market price of the Company’s Class A Common Stock during the reporting period was in excess of the conversion price of the Convertible Senior Notes. There was no calculated spread added to the denominator for the three and nine months ended September 30, 2021.

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

There was no dilutive impact of the 2022 Convertible Notes for the three and nine months ended September 30, 2022 because the Company had elected prior to the beginning of the period to settle the conversion of 2022 Convertible Notes, if any, with a combination settlement of a cash payment equal to the principal value of converted notes and shares of Class A Common Stock equal to the conversion value in excess of the principal value, if any. Accordingly, interest expense was not removed from the numerator and there was no calculated spread added to the denominator because the average market price of the Company’s Class A common stock during the portion of each period in which the 2022 Convertible Notes were outstanding was not in excess of the conversion price.

4. Collaboration, License and Other Agreements

For the three and nine months ended September 30, 2022, the Company had linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The Company also had an agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”) to perform disease awareness activities for acute hepatic porphyria (“AHP”) and sales detailing activities for GIVLAARI® (givosiran). The following table provides amounts included in the Company’s condensed consolidated statements of income as collaborative arrangements revenue and sale of active pharmaceutical ingredient (“API”) primarily attributable to transactions from these arrangements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Arrangements Revenue	2022	2021	2022	2021
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$106,085	$101,061	$296,047	$288,598
AbbVie (Europe and other)	709	682	1,847	1,856
AstraZeneca (China, including Hong Kong and Macau)	144	219	484	629
Astellas (Japan)	520	555	1,543	1,621
Co-Promotion and Other Agreements:
Alnylam (GIVLAARI)	814	683	2,222	1,735
Other	365	547	1,254	1,359
Total collaborative arrangements revenue	$108,637	$103,747	$303,397	$295,798
Sale of API
Linaclotide Agreements:
AstraZeneca (China, including Hong Kong and Macau)	$—	$—	$—	$597
Other	—	—	—	228
Total sale of API	$—	$—	$—	$825

Accounts receivable, net, included $131.0 million and $138.0 million primarily related to collaborative arrangements revenue and sale of API, collectively, as of September 30, 2022 and December 31, 2021, respectively. Accounts receivable, net, included $104.7 million and $112.2 million due from the Company’s partner, AbbVie, net of $3.7 million and $5.0 million of accounts payable, as of September 30, 2022 and December 31, 2021, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the three and nine months ended September 30, 2022 and 2021.

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

During the three and nine months ended September 30, 2022, the Company incurred $1.6 million and $5.3 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and nine months ended September 30, 2021, the Company incurred $2.3 million and $5.9 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $2.2 million and $6.7 million, in incremental research and development costs during the three and nine months ended September 30, 2022, respectively, and incurred $2.6 million and $8.3 million in incremental research and development costs during the three and nine months ended September 30, 2021, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The Company recognized collaborative arrangements revenue from the AbbVie collaboration agreement for North America during the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$105,224	$100,393	$293,995	$286,649
Royalty revenue	861	668	2,052	1,949
Total collaborative arrangements revenue	$106,085	$101,061	$296,047	$288,598

The Company incurred $8.9 million and $26.2 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and nine months ended September 30, 2022, respectively. The Company incurred $7.4 million and $22.0 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and nine months ended September 30, 2021, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.9 million and $2.1 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2022, respectively. The Company recognized $0.7 million and $1.9 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2021, respectively.

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

Under the license agreement, as amended, AbbVie is obligated to pay the Company, (i) royalties based on sales volume in Europe in the upper-teens percent, and (ii) on a country-by-country and product-by-product basis in the Expanded Territory, a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in Europe and the Expanded Territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. The license agreement also contains certain sales-based milestones and commercial launch milestones, which could total up to $42.5 million. The Company recognized $0.7 million and $1.8 million of royalty revenue during the three and nine months ended September 30, 2022, respectively. The Company recognized $0.7 million and $1.9 million of royalty revenue during the three and nine months ended September 30, 2021, respectively.

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

The Company recognized $0.5 million and $1.5 million of royalty revenue during the three and nine months ended September 30, 2022, respectively. The Company recognized $0.6 million and $1.6 million of royalty revenue during the three and nine months ended September 30, 2021, respectively.

Collaboration Agreement for China (including Hong Kong and Macau) with AstraZeneca

The Company has a collaboration agreement with AstraZeneca under which AstraZeneca has the exclusive right to develop, manufacture and commercialize products containing linaclotide in the AstraZeneca License Territory.

Under the collaboration agreement, AstraZeneca is required to pay tiered royalties to the Company at rates beginning in the mid-single-digit percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the AstraZeneca License Territory. The Company recognized an insignificant amount and $0.5 million of royalty revenue during the three and nine months ended September 30, 2022, respectively. The Company recognized $0.2 million and $0.4 million of royalty revenue during the three and nine months ended September 30, 2021, respectively.

The Company is entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $25.0 million remained outstanding at September 30, 2022. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets. The significant financing component of the transaction was $2.6 million and is recognized as interest income through 2024 using the effective interest method. At September 30, 2022, the current portion and non-current portion of the non-contingent receivable due from AstraZeneca was $10.0 million and $14.4 million, respectively. At December 31, 2021, the non-contingent receivable due from AstraZeneca was $24.0 million and was classified as non-current.

Other Collaboration and License Agreements

Collaboration and License Option Agreement with COUR

In November 2021, the Company entered into the COUR Collaboration Agreement, pursuant to which the Company has been granted an option (the “Option”) to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle (“CNP-104”) for the treatment of primary biliary cholangitis. COUR has initiated a clinical study for CNP-104, to evaluate the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104, with a data readout estimated in the second half of 2023.

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

During the year ended December 31, 2021, the Company recognized research and development expense totaling $19.5 million related to the up-front payment, non-contingent payment, and milestone payments for which payment is probable to occur. At September 30, 2022 and December 31, 2021, payment obligations of $3.8 million and $13.5 million, respectively, were included in accrued research and development costs.

Other Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, the Company and Alnylam entered into a disease education and promotional agreement (the “Alnylam Agreement”) for Alnylam’s GIVLAARI for the treatment of AHP. The Alnylam Agreement, as amended, was terminated in June 2021 with an effective termination date of September 30, 2021. Under the terms of the Alnylam Agreement, the Company’s sales force performed disease awareness activities and sales detailing activities for GIVLAARI to gastroenterologists and health care practitioners to whom they detail LINZESS in the first position over the term of the agreement. The Company remained eligible to receive royalties based on a percentage of net sales of GIVLAARI that are directly attributable to the Company’s promotional efforts through September 30, 2022, which was one year following the termination of the agreement. During the three and nine months ended September 30, 2022, the

Company recognized $0.8 million and $2.2 million, respectively, in royalty revenue. During the three and nine months ended September 30, 2021, the Company recognized $0.7 million and $1.7 million, respectively, in royalty revenue.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$130,674	$130,674	$—	$—
Repurchase agreements	268,000	—	268,000	—
Commercial paper	156,213	—	156,213	—
Corporate bonds	3,287	—	3,287	—
Restricted cash:
Money market funds	1,735	1,735	—	—
Total assets measured at fair value	$559,909	$132,409	$427,500	$—
Liabilities:
Note hedge warrants	$1	$—	$—	$1
Total liabilities measured at fair value	$1	$—	$—	$1

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$595,233	$595,233	$—	$—
Restricted cash:
Money market funds	1,735	1,735	—	—
Convertible note hedges	1,115	—	—	1,115
Total assets measured at fair value	$598,083	$596,968	$—	$1,115
Liabilities:
Note hedge warrants	$1,316	$—	$—	$1,316
Total liabilities measured at fair value	$1,316	$—	$—	$1,316

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at September 30, 2022 and December 31, 2021 are carried at amounts that approximate fair value due to their short-term maturities.

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

The following inputs were used in the fair market valuation of the Convertible Note Hedges as of December 31, 2021 and Note Hedge Warrants as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	Note Hedge	Convertible	Note Hedge
	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	3.4%	0.2%	0.4%
Expected term	0.3	0.5	1.0
Stock price (2)	$10.36	$11.66	$11.66
Strike price (3)	$18.82	$14.51	$18.82
Common stock volatility (4)	32.1%	27.0%	32.2%
Dividend yield (5)	—%	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the quarters ended September 30, 2022 and December 31, 2021, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting date and changes in fair value are recorded in other (expense) income, net within the Company’s condensed consolidated statements of income.

The following table reflects the change in the Company’s Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2021 through September 30, 2022 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2021	$1,115	$(1,316)
Change in fair value, recorded as a component of gain on derivatives	(1,115)	1,315
Balance at September 30, 2022	$—	$(1)

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

The estimated fair value of the 2022 Convertible Notes was $125.2 million as of December 31, 2021. The estimated fair value of the 2024 Convertible Notes was $200.9 million and $221.9 million as of September 30, 2022 and December 31, 2021, respectively. The estimated fair value of the 2026 Convertible Notes was $204.0 million and $227.2 million as of September 30, 2022 and December 31, 2021, respectively.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$12,267	$17,115
Accrued interest	1,313	301
Stock repurchase	—	3,009
Other	4,018	3,141
Total accrued expenses and other current liabilities	$17,598	$23,566

As of September 30, 2022, other accrued expenses of $4.0 million were comprised primarily of $3.7 million of uninvoiced vendor liabilities. As of December 31, 2021, other accrued expenses of $3.1 million were comprised primarily of $2.7 million of uninvoiced vendor liabilities.

7. Leases

The Company’s lease portfolio for the three and nine months ended September 30, 2022 includes: an office lease for its current headquarters location, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s office lease and vehicle lease require letters of credit to secure the Company’s obligations under the lease agreements totaling $1.7 million and are collateralized by money market accounts recorded as restricted cash on the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$627	$630	$1,883	$1,891
Short-term lease cost	274	278	798	706
Total lease cost	$901	$908	$2,681	$2,597

Supplemental information related to leases for the periods reported is as follows:

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	2,356	2,339
Weighted-average remaining lease term of operating leases (in years)	7.6	8.5
Weighted-average discount rate of operating leases	5.8%	5.8%

Future minimum lease payments under non-cancelable operating leases as of September 30, 2022 are as follows (in thousands):

2022(1)	$758
2023	3,065
2024	3,126
2025	3,189
2026	3,252
2027 and thereafter	11,603
Total future minimum lease payments	24,993
Less: present value adjustment	(4,856)
Operating lease liabilities	20,137
Less: current portion of operating lease liabilities	(3,050)
Operating lease liabilities, net of current portion	$17,087

(1) For the three months ending December 31, 2022.

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

At lease inception, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At September 30, 2022, the balances of the right-of-use asset and operating lease liability were $14.4 million and $20.1 million, respectively. At December 31, 2021, the balances of the right-of-use asset and operating lease liability were $15.3 million and $21.5 million, respectively.

Lease costs recorded during the three and nine months ended September 30, 2022 were $0.6 million and $1.9 million, respectively. Lease costs recorded during the three and nine months ended September 30, 2021 were $0.6 million and $1.9 million, respectively.

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

Upon issuance, the Company separately accounted for the liability and equity components of the 2022 Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to the Company's ability to settle the 2022 Convertible Notes in cash, its Class A Common Stock, or a combination of cash and Class A Common Stock at the option of the Company. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The equity component of the 2022 Convertible Notes was recognized as a debt discount and represents the difference between the gross proceeds from the issuance of the 2022 Convertible Notes and the fair value of the liability component of the 2022 Convertible Notes on the date of issuance. The debt discount was amortized to interest expense using the effective interest method over seven years, or the expected life of the 2022 Convertible Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification.

Upon the adoption of ASU 2020-06 on January 1, 2022, the equity component is no longer bifurcated from the liability component and each debt instrument is accounted for as a single liability measured at amortized cost. Accordingly, the unamortized debt discount as of the adoption date in the amount of $3.5 million was derecognized, resulting in an increase to the current portion of convertible senior notes and a decrease to stockholders’ equity. Additionally, there is no longer non-cash interest expense associated with the amortization of the original issue discount. During the three and nine months ended September 30, 2021, the Company recognized $1.8 million and $5.4 million in non-cash interest expense, respectively, related to the debt discount.

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

Upon issuance, the Company separately accounted for the liability and equity components of the 2024 Convertible Notes and the 2026 Convertible Notes by allocating the proceeds between the liability components and the embedded conversion options, or equity components, due to the Company’s ability to settle the 2024 Convertible Notes and the 2026 Convertible Notes in cash, its Class A Common Stock, or a combination of cash and Class A Common Stock at the option of the Company. The carrying amount of the respective liability components were calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The respective equity components of the 2024 Convertible Notes and the 2026 Convertible Notes were recognized as a debt discount and represent the difference between the gross proceeds from the issuance of the 2024 Convertible Notes and 2026 Convertible Notes and the fair value of the liability of the 2024 Convertible Notes and 2026 Convertible Notes on their respective dates of issuance. The debt discount was amortized to interest expense using the effective interest method over approximately five and seven years, or the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes, respectively. The respective equity components were not remeasured as long as they continued to meet the conditions for equity classification.

Upon the adoption of ASU 2020-06 on January 1, 2022, the equity component is no longer bifurcated from the liability component and each debt instrument is accounted for as a single liability measured at amortized cost. Accordingly, the unamortized debt discount as of the adoption date in the amount of $22.3 million and $35.8 million for the 2024 Convertible Notes and 2026 Convertible Notes, respectively, was derecognized, resulting in an increase to the non-current portion of convertible senior notes and a decrease to stockholders’ equity. Additionally, there is no longer non-cash interest expense associated with the amortization of the original issue discount. During the three and nine months ended September 30, 2021, the Company recognized $2.1 million and $6.1 million in non-cash interest expense, respectively, related to the debt discount for the 2024 Convertible Notes and $1.7 million and $5.1 million in non-cash interest expense, respectively, related to the debt discount for the 2026 Convertible Notes.

The Company’s outstanding balances for the convertible senior notes as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Liability component:
Principal:
2022 Convertible Notes	$—	$120,699
2024 Convertible Notes	200,000	200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt discount	—	(61,641)
Less: unamortized debt issuance costs	(4,150)	(4,867)
Net carrying amount	395,850	454,191
Equity component:
2022 Convertible Notes	—	19,807
2024 Convertible Notes	—	41,152
2026 Convertible Notes	—	51,350
Total equity component	$—	$112,309

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective annual interest rates of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through September 30, 2022 was 1.2% and 1.9%, respectively. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs. Prior to the adoption of ASU 2020-06, the effective annual interest rate calculation also included the amortization of the original issue discount.

The following table sets forth total interest expense recognized related to convertible senior notes during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,125	$1,804	$4,619	$5,412
Amortization of debt issuance costs	399	426	1,453	1,237
Amortization of debt discount	—	5,611	—	16,550
Total interest expense	$1,524	$7,841	$6,072	$23,199

Future minimum payments under the convertible senior notes as of September 30, 2022, are as follows (in thousands):

2022(1)	$2,250
2023	4,500
2024	203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	415,000
Less: amounts representing interest	(15,000)
Less: unamortized debt issuance costs	(4,150)
Convertible senior notes balance	$395,850

(1) For the three months ending December 31, 2022.

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

In June 2022, the Convertible Note Hedges terminated unexercised upon expiry. The Note Hedge Warrants remain outstanding as of September 30, 2022.

The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC 815, and are remeasured to fair value at each reporting date (Note 5).

As of September 30, 2022, the Note Hedge Warrants were classified as current liabilities on the Company’s condensed consolidated balance sheet. As of December 31, 2021, the Convertible Note Hedges and Note Hedge Warrants were classified as current assets and current liabilities, respectively, on the Company’s condensed consolidated balance sheets.

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

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Share-based compensation expense:
Research and development	$1,316	$1,258	$3,607	$3,635
Selling, general and administrative	5,751	4,948	16,150	12,446
Restructuring expenses	—	—	—	110
Total share-based compensation expense included in operating expenses	7,067	6,206	19,757	16,191
Income tax benefit	1,165	—	724	—
Total share-based compensation expense, net of tax	$8,232	$6,206	$20,481	$16,191

10. Share Repurchase Plan

In May 2021, the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of the Company’s Class A Common Stock. The Company completed the share repurchase program in May 2022 and retired the repurchased shares.

During 2022, the Company repurchased 10.8 million shares of Class A Common Stock at an aggregate cost of $123.4 million. For the overall program, under which repurchases commenced in December 2021, the Company repurchased 13.1 million shares of Class A Common Stock at an average price per share of $11.47.

11. Income Taxes

The income tax provision during interim periods is computed by applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus adjustments for significant unusual or infrequently occurring items, in accordance with ASC 740-270, Income Taxes – Interim Reporting.

During the three and the nine months ended September 30, 2022, the Company recorded income tax expense of $19.6 million and $54.0 million, respectively. Due to the Company's ability to offset its pre-tax income against net operating losses, the majority of its tax provision is expected to represent a non-cash expense until its net operating losses have been fully utilized.

During the three and nine months ended September 30, 2021, the Company recorded income tax expense of $3.8 million and income tax benefit of $332.7 million, respectively. The income tax benefit primarily pertains to the discrete income tax benefit of $335.2 million related to the release of the valuation allowance on the majority of the Company’s tax attributes and other deferred tax assets, partially offset by state income taxes in certain states which have temporarily disallowed or only partially allow the use of net operating losses to offset taxable income.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse.

On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. Until the second quarter of 2021, the Company recorded a full valuation allowance against net deferred tax assets. During the three months ended June 30, 2021, the Company reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including: continued strong prescription demand growth of LINZESS, continued profitability of a GI focused business since completing the tax-free spin-off of Cyclerion Therapeutics Inc. on April 1, 2019, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, the Company determined it was more likely than not that it will realize the majority of its deferred tax assets and during the three months ended June 30, 2021, released the majority of its valuation allowance, as a discrete item, for the deferred tax assets that are expected to be utilized in future years. The Company maintains a valuation allowance on deferred tax assets not expected to be realized, related primarily to certain tax credits that are expected to expire prior to utilization.

In August 2022, the Inflation Reduction Act was enacted. This law amended certain sections of the Internal Revenue Code, including establishing a new corporate minimum tax. The Company does not expect these amendments to the Internal Revenue Code to have a material impact on the Company’s financial position or results of operations.

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

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. We have generated net income in each year thereafter. For the three and nine months ended September 30, 2022, we recorded net income of $50.3 million and $126.2 million, respectively. For the three and nine months ended September 30, 2021, we recorded net income of $55.8 million and $487.1 million, respectively. As of September 30, 2022, we had an accumulated deficit of $745.2 million. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. In September 2022, we announced positive topline data from a Phase III clinical trial evaluating linaclotide 72 mcg in pediatric patients aged 6-17 with functional constipation. The trial met its primary and secondary endpoints, demonstrating that linaclotide 72 mcg improved frequency of spontaneous bowel movements and stool consistency. Linaclotide was generally well-tolerated, and the safety profile is consistent with previously reported studies with linaclotide in functional constipation and irritable bowel syndrome in pediatric patients. We and AbbVie are planning to file a Supplemental New Drug Application by the end of 2022. There are currently no FDA approved prescription pediatric therapies for functional constipation. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established. Clinical pediatric programs in IBS-C and functional constipation are ongoing.

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

IW-3300. We are developing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, including interstitial cystitis/bladder pain syndrome and endometriosis. IC/BPS affects an estimated 4 to 12 million people in the U.S., according to the Interstitial Cystitis Association. An estimated 4 million reproductive-age women in the U.S. have been diagnosed with endometriosis, according to a study published in Gynecologic and Obstetric Investigation. Both diseases have a limited number of treatment options available. We successfully completed Phase I studies to evaluate the safety and tolerability of IW-3300 in healthy volunteers and are continuing study start up activities and plan to finalize the Phase II proof of concept study design in IC/BPS by the end of 2022, with patient enrollment expected in early 2023.

CNP-104. Through the COUR Collaboration Agreement, we and COUR are developing CNP-104 for the treatment of PBC, a rare autoimmune disease targeting the liver that affects an estimated 133,000 people in the U.S., according to a study published in Gastroenterology in 2000. If successful, CNP-104 has the potential to be the first approved PBC disease modifying therapy. In December 2021, COUR received U.S. Fast Track Designation. COUR has initiated a clinical study for CNP-104 to evaluate the safety, tolerability, pharmacodynamic effects and efficacy of CNP-104 in PBC patients, with a data readout estimated in the second half of 2023.

Early research and development. Our early research and development efforts have been focused on supporting our development stage GI programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating external development-stage GI programs.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2022 and 2021, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Linaclotide(1)	$4,563	$4,922	$13,212	$15,471
IW-3718	82	339	426	7,643
IW-3300	4,181	3,053	12,334	8,158
CNP-104	273	—	589	—
Early research and development	2,446	2,593	7,258	7,282
Total research and development expenses	$11,545	$10,907	$33,819	$38,554
(1)	Includes linaclotide in all indications, populations and formulations.

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

During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies as reported in our 2021 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$108,637	$103,747	$303,397	$295,798
Sale of active pharmaceutical ingredient	—	—	—	825
Total revenues	108,637	103,747	303,397	296,623
Operating expenses:
Research and development	11,545	10,907	33,819	38,554
Selling, general and administrative	28,619	27,742	87,604	82,446
Restructuring expenses	—	(73)	—	(44)
Total operating expenses	40,164	38,576	121,423	120,956
Income from operations	68,473	65,171	181,974	175,667
Other (expense) income:
Interest expense	(1,524)	(7,841)	(6,072)	(23,199)
Interest and investment income	2,807	178	4,055	546
Gain on derivatives	151	2,164	200	1,388
Other expense, net	1,434	(5,499)	(1,817)	(21,265)
Income before income taxes	69,907	59,672	180,157	154,402
Income tax (expense) benefit	(19,590)	(3,827)	(53,959)	332,672
Net income	$50,317	$55,845	$126,198	$487,074

Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021		$2022	2021	$

	(in thousands)			(in thousands)
Revenues:
Collaborative arrangements revenue	$108,637	$103,747	$4,890	$303,397	$295,798	$7,599
Sale of active pharmaceutical ingredient	—	—	—	—	825	(825)
Total revenues	$108,637	$103,747	$4,890	$303,397	$296,623	$6,774

Collaborative Arrangements Revenue. The increase in collaborative arrangements revenue of $4.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily related to a $4.8 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven by increased prescription demand, partially offset by decreased net price.

The increase in collaborative arrangements revenue of $7.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily related to a $7.3 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven by increased prescription demand, partially offset by decreased net price.

Sale of Active Pharmaceutical Ingredient. The decrease in sale of active pharmaceutical ingredient of $0.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to certain non-recurring, insignificant sales during the nine months ended September 30, 2021.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021		$2022	2021	$

	(in thousands)			(in thousands)
Operating expenses:
Research and development	$11,545	$10,907	$638	$33,819	$38,554	$(4,735)
Selling, general and administrative	28,619	27,742	877	87,604	82,446	5,158
Restructuring expenses	—	(73)	73	—	(44)	44
Total operating expenses	$40,164	$38,576	$1,588	$121,423	$120,956	$467

Research and Development Expense. The increase in research and development expense of $0.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily related to an increase of $0.9 million in external development costs related to IW-3300.

The decrease in research and development expense of $4.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily related to a decrease of $5.3 million in external development costs related to IW-3718 and a decrease of $2.3 million in linaclotide costs, partially offset by an increase of $2.8 million in external development costs related to IW-3300.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased by $0.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in sales and marketing activities.

Selling, general and administrative expenses increased by $5.2 million increase for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a $2.7 million increase in sales and marketing activities and a $2.5 million increase in compensation, benefits, and other employee-related expenses.

Restructuring Expenses. Restructuring expenses for each of the three and nine months ended September 30, 2021 related to costs associated with the workforce reduction resulting from the discontinuation of IW-3718.

Other (Expense) Income, Net

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021		$2022	2021	$

	(in thousands)			(in thousands)
Other (expense) income:
Interest expense	$(1,524)	$(7,841)	$6,317	$(6,072)	$(23,199)	$17,127
Interest and investment income	2,807	178	2,629	4,055	546	3,509
Gain on derivatives	151	2,164	(2,013)	200	1,388	(1,188)
Total other (expense) income, net	$1,434	$(5,499)	$6,933	$(1,817)	$(21,265)	$19,448

Interest Expense. Interest expense decreased by $6.3 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to a $5.6 million decrease in non-cash interest expense associated with the Senior Convertible Notes following the adoption of ASU 2020-06 on January 1, 2022 and a $0.7 million decrease in coupon interest expense associated with the 2022 Convertible Notes, which were fully repaid upon maturity in June 2022.

Interest expense decreased by $17.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to a $16.3 million decrease in non-cash interest expense associated with the Senior Convertible Notes following the adoption of ASU 2020-06 on January 1, 2022 and a $0.8 million decrease in coupon interest expense associated with the 2022 Convertible Notes, which were fully repaid upon maturity in June 2022.

Interest and Investment Income. Interest and investment income increased by $2.6 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily from an increase in investment interest rates.

Interest and investment income increased by $3.5 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily from an increase in investment interest rates.

Gain on Derivatives. For the three months ended September 30, 2022, we recorded a gain on derivatives of $0.2 million resulting from a $0.2 million decrease in the fair value of the Note Hedge Warrants. For the three months ended September 30, 2021, we recorded a gain on derivatives of $2.2 million resulting from $3.4 million decrease in the fair value of the Convertible Note Hedges and a $5.6 million decrease in the fair value of the Note Hedge Warrants.

For the nine months ended September 30, 2022, we recorded a gain on derivatives of $0.2 million resulting from a $1.1 million decrease in the fair value of the Convertible Note Hedges, which terminated unexercised upon expiry during June 2022, and a $1.3 million decrease in the fair value of the Note Hedge Warrants. For the nine months ended September 30, 2021, we recorded a gain on derivatives of $1.4 million resulting from a $5.2 million decrease in the fair value of the Convertible Note Hedges and a $6.6 million decrease in the fair value of the Note Hedge Warrants.

Income Tax Expense. Income tax expense was recorded during the three and nine months ended September 30, 2022, as compared to income tax expense for the three months ended September 30, 2021 and an income tax benefit for the nine months ended September 30, 2021, due to the release of the valuation allowance on the majority of net operating losses and other deferred tax assets during the second quarter of 2021. For the three and the nine months ended September 30, 2022, we recorded income tax expense of $19.6 million and $54.0 million, respectively. Due to our ability to utilize our net operating losses to offset federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense until our net operating losses have been fully utilized.

For the three and nine months ended September 30, 2021, we recorded income tax expense of $3.8 million and income tax expense benefit $332.7 million, respectively, resulting in a non-cash credit to net income. The income tax benefit primarily pertains to the discrete income tax benefit of $335.2 million related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets, partially offset by state income taxes of $1.3 million and $2.6 million during the three and nine months ended September 30, 2021, respectively, in certain states which have temporarily disallowed or only partially allow the use of net operating losses to offset taxable income.

In August 2022, the Inflation Reduction Act was enacted. This law amended certain sections of the Internal Revenue Code, including establishing a new corporate minimum tax. We do not expect these amendments to the Internal Revenue Code to have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

As of September 30, 2022, we had $574.2 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds, repurchase agreements, commercial paper, and corporate bonds. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

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

Sources of Liquidity

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and we had an accumulated deficit of $745.2 million as of September 30, 2022. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of September 30, 2022, our debt is comprised of $400.0 million aggregate principal amount of convertible notes, due at various dates between 2024 and 2026. Refer to Note 8, Notes Payable, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net cash provided by (used in):
Operating activities	$69,092	$75,065	$194,581	$197,327
Investing activities	(66)	(137)	(163)	(137)
Financing activities	797	6,164	(240,359)	14,037
Net increase (decrease) in cash, cash equivalents and restricted cash	$69,823	$81,092	$(45,941)	$211,227

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations. Net cash inflows for the three and nine months ended September 30, 2022 were $69.1 million and $194.6 million, respectively, and are primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S. Net cash inflows for the three and nine months ended September 30, 2021 were $75.1 million and $197.3 million, respectively, and are primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the three and nine months ended September 30, 2022 and 2021 was insignificant and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended September 30, 2022 totaled $0.8 million and was generated from proceeds from the exercise of stock options. Cash used in financing activities for the nine months ended September 30, 2022 totaled $240.4 million, and resulted from $126.4 million of share repurchases and repayment of the $120.7 remaining aggregate principal on the 2022 Convertible Notes upon maturity in June 2022, partially offset by $6.7 million of proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan.

Cash provided by financing activities for the three and nine months ended September 30, 2021 totaled $6.2 million and $14.0 million, respectively, and was generated from proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, and invest in building our pipeline through internal or external opportunities, including potential payments associated with exercising the Option under the COUR Collaboration Agreement. We believe that our cash on hand as of September 30, 2022 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, collateralized reverse repurchase agreements, money market instruments, commercial paper, and corporate bonds. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

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

.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022, or the 2021 Annual Report on Form 10-K, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q.

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

Ironwood Pharmaceuticals, Inc.

Date: November 3, 2022	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ RONALD SILVER
Ronald Silver
Vice President, Corporate Controller
(Principal Accounting Officer)