Form 10-K
period 2022-12-31
IRONWOOD PHARMACEUTICALS INC
filed 2023-02-16
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2022: $1,555,346,291

As of January 31, 2023, there were 154,158,046 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

●	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
●	the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.;
●	the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners;
●	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide;
●	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;
●	our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale;
●	our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements;
●	the ability of our product candidates to meet existing or future regulatory standards;
●	the safety profile and related adverse events of our products and our product candidates;
●	the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;
●	our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;
●	our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements;
●	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
●	the in-licensing or acquisition of externally discovered businesses, products or technologies, or other strategic transactions, including our option to acquire an exclusive license from COUR Pharmaceutical Development Company, Inc., or COUR, to research, develop, manufacture and commercialize in the U.S., products containing CNP-104 for the treatment of primary biliary cholangitis, as well as partnering arrangements, including the timing of potential clinical development and regulatory milestones and expectations relating to the completion of, or the realization of the expected benefits from, such transactions;
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

Summary of Risks Associated with our Business

Our business is subject to a number of risks, which are discussed more fully under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks include the following:

●	We are highly dependent on the commercial success of LINZESS® (linaclotide) in the United States, or the U.S., for the foreseeable future.
●	Our products may cause undesirable side effects or have other properties that could limit their commercial potential.
●	We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.

●	We must work effectively and collaboratively with AbbVie Inc. (together with its affiliates) to market and sell LINZESS in the U.S., and must adapt our commercial model and market strategy to the evolving landscape for LINZESS to achieve its maximum commercial potential.

●	We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat.
●	Even though LINZESS is approved by the U.S. Food and Drug Administration for use in adult patients, post-approval development and regulatory requirements still remain, which present additional challenges.

●	If we are unable to execute on our strategy to in-license or acquire externally developed products or product candidates, or engage in other transactions with value creation potential, our business and prospects would be materially adversely affected.

●	Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.
●	Because we work with partners to develop, manufacture and commercialize linaclotide, we and our partners are dependent upon third parties, and our and our partners’ relationships with those third parties, in our and our partners’ efforts to obtain regulatory approval for, and to commercialize, linaclotide, as well as to comply with regulatory and other obligations with respect to linaclotide.
●	Limitations on our ability to obtain patent protection and/or the patent rights relating to our products and our product candidates may limit our ability to prevent third parties from competing against us.
●	Our indebtedness could adversely affect our financial condition or restrict our future operations.
●	Public health emergencies, epidemics, or pandemics, such as the COVID-19 pandemic, impact our business.

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

In 2022, our GI-focused strategy, building on our commercial success and GI development capabilities, continued to focus on three core priorities: maximize LINZESS, strengthen our innovative GI pipeline, and deliver sustained profits and generate cash flow.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates.

Performance Against 2022 Core Priorities

1.	Maximize LINZESS
●	We recognized $398.8 million in collaborative arrangements revenue related to sales of LINZESS in the U.S. during the year ended December 31, 2022, a slight decrease compared to the year ended December 31, 2021. The slight decrease was primarily driven by net price erosion and inventory channel fluctuations, partially offset by an increase in LINZESS prescription demand.
●	In September 2022, we announced positive topline data from a Phase III clinical trial evaluating linaclotide 72 mcg in pediatric patients aged 6-17 years with functional constipation, or FC. The trial met its primary and secondary endpoints, demonstrating that linaclotide 72 mcg improved frequency of spontaneous bowel movements and stool consistency. Linaclotide was generally well-tolerated, and the safety profile is consistent with previously reported studies with linaclotide in FC and irritable bowel syndrome in pediatric patients. In December 2022, we and AbbVie submitted a Supplemental New Drug Application, or sNDA, to the U.S. FDA seeking approval of a new indication of linaclotide for FC in pediatric patients aged 6-17 years. In February 2023, the U.S. FDA granted priority review to our sNDA and assigned a Prescription Drug User Free Act, or PDUFA, date of June 14, 2023. Additional clinical pediatric programs in IBS-C and FC are ongoing. There are currently no U.S. FDA approved prescription therapies for FC.
2.	Strengthen Innovative GI Pipeline
●	Through the COUR Collaboration Agreement, we and COUR are developing CNP-104 for the potential treatment of PBC, a rare autoimmune disease targeting the liver that affects approximately 130,000 people in the U.S., according to a study published in Clinical Gastroenterology and Hepatology in 2018. If successful, CNP-104 has the potential to be the first approved PBC disease modifying therapy. In December 2021, the U.S. FDA granted Fast Track Designation to CNP-104. COUR is currently conducting a clinical study to evaluate the safety, tolerability, pharmacodynamic effects and efficacy of CNP-104 in PBC patients, with early data assessing T-cell response from patients enrolled in the clinical study expected in the second half of 2023. We expect that such early data will inform timing of topline data readout.

●	We are advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, including interstitial cystitis/bladder pain syndrome, or IC/BPS, and endometriosis. IC/BPS affects an estimated 4 to 12 million people in the U.S., according to the Interstitial Cystitis Association as of 2022. An estimated 4 million reproductive-age women in the U.S. have been diagnosed with endometriosis, according to a study published in Gynecologic and Obstetric Investigation in 2017. Both diseases have a limited number of treatment options available. We successfully completed Phase I studies to evaluate the safety and tolerability of IW-3300 in healthy volunteers and expect to begin patient dosing for the Phase II proof of concept study in IC/BPS patients in early 2023.

3.	Deliver Sustained Profits and Generate Cash Flow
●	Delivered net income of $175.1 million during the year ended December 31, 2022.
●	We generated $273.8 million in cash from operations during the year ended December 31, 2022, ending the year with $656.2 million in cash and cash equivalents.

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

GI Programs – IBS-C and CIC

IBS-C and CIC are chronic, functional GI disorders that afflict millions of sufferers worldwide. As many as 11.5 million adults suffer from IBS-C and as many as 28.5 million adults suffer from CIC in the U.S., based on Rome II criteria from the Lieberman GI Patient Landscape Survey performed in 2010, or the Lieberman Survey. Symptoms of IBS-C include abdominal pain, discomfort and/or bloating and constipation symptoms (e.g., incomplete evacuation, infrequent bowel movements, hard/lumpy stools), while CIC is primarily characterized by constipation symptoms. Greater than 65% of IBS-C patients suffer from bloating and/or discomfort at least one time per week, according to the Lieberman Survey.

Linaclotide—U.S. In August 2012, the U.S. FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C (290 mcg dose) or CIC (145 mcg dose). We and AbbVie began commercializing LINZESS in the U.S. in December 2012. In January 2017, the U.S. FDA approved a 72 mcg dose of linaclotide for the treatment of adult men and women with CIC.

We and AbbVie continue to explore ways to enhance the clinical profile of linaclotide by studying linaclotide in additional indications, populations, and formulations to assess its potential to treat various conditions. In September 2020, based on Phase IIIb data demonstrating the efficacy and safety of LINZESS 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort, in adult patients with IBS-C, the U.S. FDA approved our sNDA to include a more comprehensive description of the effects of LINZESS in its approved label.

In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. In September 2022, we announced positive topline data from a Phase III clinical trial evaluating linaclotide 72 mcg in pediatric patients aged 6-17 years with FC. The trial met its primary and secondary endpoints, demonstrating that linaclotide 72 mcg improved frequency of spontaneous bowel movements and stool consistency. Linaclotide was generally well-tolerated, and the safety profile is consistent with previously reported studies with linaclotide in FC and irritable bowel syndrome in pediatric patients. In December 2022, we and AbbVie submitted an sNDA to the U.S. FDA seeking approval of a new indication of linaclotide for FC in pediatric patients aged 6-17 years. In February 2023, the U.S. FDA granted priority review to our sNDA and assigned a PDUFA date of June 14, 2023. There are currently no U.S. FDA approved prescription pediatric therapies for FC. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established. Additional clinical pediatric programs in IBS-C and FC are ongoing.

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

IW-3300

We are advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, including IC/BPS and endometriosis. IC/BPS affects an estimated 4 to 12 million Americans, according to the Interstitial Cystitis Association as of 2022. An estimated 4 million reproductive-age women in the U.S. have diagnosed endometriosis, according to a study published in Gynecologic and Obstetric Investigation in 2017. Both diseases have a limited number of treatment options available. We successfully completed Phase I studies to evaluate the safety and tolerability of IW-3300 in healthy volunteers and expect to begin patient dosing for the Phase II proof of concept study in IC/BPS in early 2023.

CNP-104

Through the COUR Collaboration Agreement, we and COUR are developing CNP-104 for the potential treatment of PBC, a rare autoimmune disease targeting the liver that affects approximately 130,000 people in the U.S., according to a study published in Clinical Gastroenterology and Hepatology in 2018. If successful, CNP-104 has the potential to be the first approved PBC disease modifying therapy. In December 2021, the U.S. FDA granted Fast Track Designation to CNP-104. COUR is currently conducting a clinical study for CNP-104 to evaluate the safety, tolerability, pharmacodynamic effects and efficacy of CNP-104 in PBC patients, with early data assessing T-cell response expected from patients enrolled in the clinical study in the second half of 2023. We expect that such early data will inform timing of topline data readout.

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

The following chart shows our revenue for the U.S. and the rest of the world as a percentage of our total revenue for each of the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022	2021	2020
U.S.	98.1%	97.8%	95.8%
Rest of world	1.9%	2.2%	4.2%
	100.0%	100.0%	100.0%

Revenue attributable to our linaclotide partnerships comprised substantially all of our revenue for each of the years indicated. Further, we currently derive a significant portion of our revenue from our LINZESS collaboration with AbbVie for the U.S. and believe that the revenues from this collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Our revenue from our LINZESS collaboration with AbbVie for the U.S. is highly dependent on the responsiveness of patients to fill prescriptions and other factors such as retail chains’ and wholesalers’ buying patterns and inventory levels. Our collaborative arrangements revenue may continue to fluctuate as a result of the timing and amount of royalties from sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval, as well as clinical and commercial milestones received and recognized under our strategic partnerships outside of the U.S.

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

Collaboration Agreement for China (including Hong Kong and Macau), with AstraZeneca

In October 2012, we entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in China (including Hong Kong and Macau). In September 2019, we and AstraZeneca amended and restated the collaboration agreement, under which AstraZeneca obtained the exclusive right to develop, manufacture and commercialize products containing linaclotide in the territory. Under the terms of the amended and restated agreement, we transferred all manufacturing responsibilities in China (including Hong Kong and Macau) to AstraZeneca, and we are entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $25.0 million remained outstanding at December 31, 2022. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets and is required to pay tiered royalties to us at rates beginning in the mid-single-digits percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the territory.

Collaboration and License Option Agreement with COUR

In November 2021, we entered into the COUR Collaboration Agreement with COUR, pursuant to which we have been granted an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 for the treatment of PBC. In December 2021, the U.S. FDA granted Fast Track Designation to CNP-104. COUR has initiated a clinical study to evaluate the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 in PBC patients, with early data assessing T-cell response from patients enrolled in the clinical study expected in the second half of 2023. We expect that such early data will inform timing of topline data readout.

Pursuant to the terms of the COUR Collaboration Agreement, we made an upfront, non-refundable payment of $6.0 million to COUR during the year ended December 31, 2021 and agreed to pay a non-contingent payment and milestone payments to COUR totaling $13.5 million in connection with certain development activities and regulatory milestones. After reviewing the data from the clinical study for CNP-104, if we exercise the option, we will pay COUR $35.0 million in exchange for the exclusive license. Upon commercialization, we will pay royalties to COUR in the high-single digits to low-double digits percentage of the aggregated annual net sales in the U.S. of products containing CNP-104, and COUR will be eligible to receive commercial milestone payments of up to $440.0 million over the term of the agreement.

Our Strategy

Our vision is to become the leading U.S. GI-focused healthcare company. To achieve this vision, we assembled a team with demonstrated success in creating, acquiring and partnering, developing, and commercializing medicines that can make a difference in patients’ lives. We are dedicated to leveraging our development and commercial expertise to advance the treatment of GI diseases and redefine the standard of care for patients suffering from GI diseases. Our strategy is focused on three core priorities: maximize LINZESS, strengthen and progress our innovative GI portfolio, and deliver sustained profits and generate cash flow. Key elements of our strategy include:

Maximize LINZESS

●	Leveraging our U.S.-focused commercial capabilities in marketing, reimbursement, patient engagement, and sales to expand the commercial potential of LINZESS.
●	Exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations, and formulations.
●	Collaborating with global partners who share our vision, values, culture, and processes to develop and commercialize linaclotide outside of the U.S.

Strengthen and progress our innovative GI portfolio

●	Evaluating innovative, externally developed clinical and commercial products for in-licensing, or acquisition opportunities. We are prioritizing assets that address serious GI diseases in areas primarily managed by gastroenterologists/hepatologists and provide scientific innovation. In addition, we are pursuing assets that we believe have a sound mechanistic rationale, a strong clinical safety profile, and a clear development path towards potential regulatory approval and commercialization.
●	Progressing our current pipeline, including LINZESS in a pediatric population, CNP-104 for the potential treatment of PBC, and progressing our wholly owned GC-C agonist, IW-3300, for the potential treatment of IC/BPS and endometriosis.

Deliver sustained profits and cash flow

●	Executing our strategy with our stockholders’ long-term interests in mind by delivering sustainable profits and cash flows.
●	Applying a thoughtful and disciplined capital allocation strategy to deliver value for our shareholders over the long-term.

Competition

Linaclotide competes globally with certain branded and generic prescription therapies and over the counter, or OTC, products for the treatment of IBS-C and CIC, or their associated symptoms.

OTC laxatives make up the majority of the treatments in the U.S. for IBS-C and CIC, according to our internal research. LINZESS is the number one prescribed branded treatment in the U.S. for adults with IBS-C and CIC, according to 2021 data from IQVIA Inc. National Prescription Audit.

Until the launch of LINZESS, the only available branded prescription therapy for IBS-C and CIC in the U.S. was AMITIZA® (lubiprostone), which was approved for the treatment of CIC in 2006, for the treatment of IBS-C in 2008, and for the treatment of opioid induced constipation in 2013. AMITIZA is being commercialized in the U.S. by Takeda Pharmaceuticals Limited. AMITIZA also is being commercialized for the treatment of adults with CIC in certain European countries, including the United Kingdom and Switzerland by Sucampo AG, and for the treatment of chronic constipation in Japan by Mylan N.V. Authorized generic versions of AMITIZA became available in the U.S. by Endo International plc and Dash Pharmaceuticals LLC in January 2021 and in October 2022, respectively, and we expect additional generic versions of AMITIZA may become available. TRULANCE® (plecanatide) was approved in the U.S. for the treatment of CIC in adults in January 2017 and for the treatment of IBS-C in adults in January 2018 and is being commercialized in the U.S. by Bausch Health Companies. Shire plc obtained approval of MOTEGRITY™

(prucalopride) in the U.S. for the treatment of CIC in adults in December 2018. In April 2022, Ardelyx, Inc., or Ardelyx, launched IBSRELATM (tenapanor), a U.S. FDA approved treatment for IBS-C in adults.

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

To date, we have established a high-quality commercial organization dedicated to supporting our vision of becoming the leading GI healthcare company in the U.S. Our GI commercial capabilities, including marketing, patient engagement and sales, are designed to support our existing product as well as potential future internally and externally developed products.

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

Linaclotide Patent Portfolio

Our linaclotide patent portfolio is currently composed of 14 patents in the U.S., including 12 U.S. patents listed in the U.S. FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, eight granted European patents, most of which have been validated in available European countries, ten granted Japanese patents, five granted Chinese patents, 80 issued patents in other foreign jurisdictions, and numerous pending U.S., foreign and Patent Cooperation Treaty, or PCT, patent applications. We and our partners own, either jointly or individually, all of the issued patents and pending applications.

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

The patent term of a patent that covers a U.S. FDA approved drug is also eligible for patent term extension, which permits patent term extension as compensation for some of the patent term lost during the U.S. FDA regulatory review process. The Hatch Waxman Act permits a patent term extension of a single patent applicable to an approved drug for up to five years beyond the expiration of the patent but the extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the U.S. FDA. The United States Patent and Trademark Office has issued a Certificate of Patent Term Extension for U.S. Patent 7,304,036, which covers linaclotide and methods of use thereof. As a result, the patent term of this patent was extended to August 30, 2026, 14 years from the date of linaclotide’s approval by the U.S. FDA. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. We have received patent term extensions in Japan for several of our linaclotide patents. We have also received patent term extensions, called supplementary protection certificates, for certain linaclotide patents from several national patent offices in Europe.

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

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and U.S. FDA approval of a new NDA or sNDA before the change can be implemented. An sNDA for a new indication typically requires clinical data similar in type and quality to the clinical data supporting the original application for the original indication, and the U.S. FDA uses similar procedures and actions in reviewing such sNDAs as it does in reviewing NDAs.

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

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. Federal and state governments have shown significant interest in implementing cost-containment programs, including restrictions on reimbursement and requirements for substitution of generic products. Adoption of new or enhanced cost-containment measures could limit our net revenue and results. Third party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost effectiveness of medical products and services, in addition to their safety and efficacy. Restrictions in coverage or decreases in third-party reimbursement for our products could have a material adverse effect on our sales, results of operations and financial condition. We expect that the pharmaceutical industry will experience pricing pressures due to the increasing influence of managed care (and related implementation of managed care strategies to control utilization), additional federal and state legislative and regulatory proposals to regulate pricing of drugs, limit coverage of drugs or reduce reimbursement for drugs, and public scrutiny of drug pricing. While we cannot predict what executive, legislative and regulatory proposals will be adopted or other actions will occur, such events could have a material adverse effect on our business, financial condition and profitability. For additional information relating to pricing and reimbursement and legislative and other reform initiatives that may affect coverage, pricing and reimbursement, see Item 1A, Risk Factors, elsewhere in this Annual Report on Form 10-K.

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

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to sales of any of our products or product candidates that may in the future receive marketing approval. Anti-kickback laws generally prohibit persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid or, in some cases, private third-party payors. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. False claims laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid).

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

Human Capital

As of December 31, 2022, we had 219 employees. Of these employees, 45 were on our drug development team, 125 were on our sales and commercial team, and 49 were in general and administrative functions. We consider our employee relations to be good.

Diversity, Equity and Inclusion (DE&I)

Creating a diverse, equitable, and inclusive culture is essential to attracting, motivating and retaining the talent necessary to deliver on our corporate mission. To establish and maintain this culture, we have a simple vision in mind: to make Ironwood an environment rooted in valuing each employee for who they are.

This begins with ensuring our workforce represents the diverse populations we serve and reflecting our DE&I principles in our employee-related trainings and policies. Women represent approximately 52% of our employee base, 27% of our leadership team (vice president and above) and 33% of our board of directors (including our board and audit committee chairs). Additionally, approximately 18% of our employees are racially or ethnically diverse and in 2022, approximately 28% of our new hires were racially or ethnically diverse.

We are focused on fostering an environment where employees feel included and empowered. This approach includes DE&I initiatives such as learning and development opportunities, strengthened talent acquisition strategies, the support of equality programs in our local communities, and added metrics related to retention and career advancement of diverse populations. We are also proud to have three strong and growing employee resource groups: W@IRWD (Women at Ironwood), ISTAR (Ironwood Stands Together Against Racism), and PRIDE.

In 2022, we continued to advance our DE&I initiatives with strong advocacy from our leadership team and board of directors. We incorporated DE&I metrics into our corporate goals. Over the course of the year, we achieved our target level of performance on these metrics.

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

Communication and Engagement

We strongly believe that our success depends on employees understanding how their work contributes to our ability to execute on our vision, mission and strategy. Our communication and engagement efforts seek to offset competitive talent challenges in the biopharmaceutical industry and employees’ higher expectations of their employers. To this end, we utilize a variety of channels to facilitate open and direct communication, including frequent town hall meetings, Ironwood intranet, CEO blog, leadership engagement opportunities, regular communications regarding business updates, and employee engagement surveys.

Health, Wellness and Safety in the Face of the COVID-19 Pandemic

The health and safety of all our employees is a top priority for us. We have augmented certain healthcare, childcare and leave benefits in an effort to support our employees and their families in the face of the continuing challenges brought on by the COVID-19 pandemic. We maintain a working group focused on creating and keeping employees well informed about the company’s latest plans and guidance around COVID-19. We also provided personal protective equipment, at-home COVID-19 test kits and safety trainings for field-based employees, a home supply stipend to create home office space, and extended additional wellness benefits including backup childcare, among other efforts.

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

Risks Related to Commercializing LINZESS and Other Product Candidates

We are highly dependent on the commercial success of LINZESS (linaclotide) in the U.S. for the foreseeable future.

We and our partner, AbbVie, began selling LINZESS in the U.S. in December 2012. Revenues from our LINZESS collaboration constitute a significant portion of our total revenue, and we believe they will continue to do so for the foreseeable future. The commercial success of LINZESS depends on a number of factors, including:

●	the effectiveness of LINZESS as a treatment for adult patients with irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC, and, if approved, as a treatment for pediatric patients aged 6-17 years with functional constipation, or FC;

●	the size of the treatable patient population;

●	the effectiveness of the sales, managed markets and marketing efforts by us and AbbVie, including our ability to adapt our commercial model and market strategy to the evolving landscape;

●	the adoption of LINZESS by physicians, which depends on whether physicians view it as safe and effective treatment for adult patients with IBS-C and CIC and, if approved, for pediatric patients aged 6-17 years with FC;

●	our success in educating and activating adult IBS-C and CIC patients to enable them to more effectively communicate their symptoms and treatment history to their physicians;

●	our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, LINZESS and our ability to demonstrate that LINZESS is safer, more efficacious and/or more cost-effective than alternative therapies;

●	the effectiveness of our partners’ distribution networks;

●	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these or other areas, associated with linaclotide; and

●	the development or commercialization of competing products or therapies for the treatment of IBS-C or CIC, or their associated symptoms.

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

In addition, the U.S. FDA-approved label for LINZESS contains a boxed warning describing the risk of serious dehydration in pediatric patients less than two years of age and a contraindication against its use in these patients. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established. These and other restrictions could limit the commercial potential of LINZESS. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In September 2022, we announced positive topline data from a Phase III clinical trial evaluating linaclotide 72 mcg in pediatric patients aged 6-17 years with FC, and in December 2022, we and AbbVie submitted a Supplemental New Drug Application, or sNDA, to the U.S. FDA seeking approval of a new indication of linaclotide for FC in pediatric patients aged 6-17 years. In February 2023, the U.S. FDA granted priority review to our sNDA and assigned a Prescription Drug User Free Act, or PDUFA, date of June 14, 2023. The Phase III clinical trial demonstrated acceptable safety in the pediatric population aged 6-17 years. The most common adverse event in the study was diarrhea, which occurred in 4.3% of linaclotide-treated patients versus 1.8% in the placebo group. Additional clinical pediatric programs in IBS-C and FC are ongoing. There can be no assurances, however, that the sNDA will be approved by the U.S. FDA, and if approved, whether there may be any significant unknown side effects that could limit the commercial potential of LINZESS in this pediatric population.

We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.

Our and our partner’s ability to commercialize our products successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payors will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and over-the-counter alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we have offered, and expect to continue to face increasing pressure to offer, discounts or rebates from list prices or discounts to third-party payors or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or AbbVie will be able to negotiate or continue to negotiate pricing terms with third-party payors at levels that are profitable to us, or at all. Certain third-party payors also require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future. Our business would be materially adversely affected if we and our partners are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if government healthcare programs, private health insurers, including managed care organizations, or other reimbursing bodies or payors limit or reduce the indications for or conditions under which our products may be reimbursed. Moreover, as discussed further below, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, as well as the impacts to healthcare access or administration (including, for example, limitations on medications or procedures deemed “non-essential,” reduced interaction between patients and physicians, and increased unemployment), due to the COVID-19 pandemic or otherwise may materially harm our business and commercialization efforts.

We may experience pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below, as well as the trend toward initiatives aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There has been significant scrutiny of pharmaceutical pricing and the resulting costs of pharmaceutical products that could cause significant operational and reimbursement changes for the pharmaceutical industry. There have been a number of federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices, price increases or other related costs. Certain of these efforts have resulted in legislative and regulatory reforms. For example, and as discussed further below, the Inflation Reduction Act, or IRA, of 2022, which could have the effect of reducing the prices we can charge and increasing the discounts we provide for our products and product candidates.

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

In some foreign countries, particularly Canada, the countries of Europe, Japan and China, the pricing and payment of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take 6 to 12 months or longer after the receipt of regulatory approval and product launch. Reimbursement sources are different in each country, and each country may include a combination of distinct potential payors, including private insurance and governmental payors. Some countries may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and control the prices of medicinal products for human use. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we and our partners may be required to conduct a clinical trial that compares the cost and clinical effectiveness of linaclotide to other available therapies. Further, several countries have implemented government measures to either freeze or reduce pricing of pharmaceutical products. Many third-party payors and governmental authorities also consider the price for which the same product is being sold in other countries to determine their own pricing and reimbursement strategy, so if linaclotide is priced low or gets limited reimbursement in a particular country, this could result in similarly low pricing and reimbursement in other countries. If reimbursement for linaclotide is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at or reduced to unsatisfactory levels, our and our partners’ ability to successfully commercialize linaclotide in such country would be impacted negatively. Furthermore, if these measures prevent us or any of our partners from selling linaclotide on a profitable basis in a particular country, they could prevent the commercial launch or continued sale of linaclotide in that country.

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

We must work effectively and collaboratively with AbbVie to market and sell LINZESS in the U.S., and we must adapt our commercial model and market strategy to the evolving landscape for LINZESS to achieve its maximum commercial potential.

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

In order to optimize the commercial potential of LINZESS, we and AbbVie must execute upon this commercialization plan effectively and efficiently. In addition, we and AbbVie must continually assess, modify and adapt our commercialization plan in a coordinated and integrated fashion, including evaluating and adjusting as necessary the level and mix of marketing and promotion efforts, in response to changing business, market or other factors in order to advance the commercial potential of LINZESS, such as the potential approval of LINZESS in pediatric patients aged 6-17 years for FC. Further, we and AbbVie must continue to focus our marketing campaign on the importance of treating both constipation and overall abdominal symptoms in adults with IBS-C and support an effective physician-patient dialogue around IBS-C, CIC and the potential for LINZESS as an appropriate therapy for such symptoms. In addition, we and AbbVie must provide our sales forces with the highest quality support, guidance and oversight for them to continue to effectively promote LINZESS to gastroenterologists and primary care physicians. If we and AbbVie fail to evolve with the changing commercial landscape successfully and perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm. Our commercial efforts to further target and engage adult patients with IBS-C or CIC may not effectively increase appropriate patient awareness or patient/physician dialogue and may not increase the revenues that we generate from LINZESS.

During 2022, in-person work practices for customer-facing employees returned to near pre-COVID 19 levels. However, new strains or variants of the virus that cause outbreaks of COVID-19 may present in the future risks to successful execution of the commercial operating plan for LINZESS due in part to limitations on in-person work practices for our customer-facing employees. The virtual support we may provide to customers may not be as effective as in-person efforts, and our in-person efforts may be limited and/or limited in their effectiveness. If this were to occur, or if we, AbbVie or any of our partners were unable to align on our strategy and development and commercial efforts as a result of the COVID-19 pandemic or otherwise, we may not be able to maintain or increase the revenues that we generate or our business may be otherwise materially harmed.

We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat.

The pharmaceutical industry and the markets in which we operate are intensely competitive. We compete in the marketing and sale of our products, the development of new products or product candidates and the acquisition of rights to new products with commercial potential. Certain of our competitors have substantially greater financial, technical and human resources than us. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors and enable them to compete more effectively. Competition may also increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Additionally, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our products obsolete or noncompetitive.

Linaclotide competes with certain prescription therapies and over-the-counter products, including with products that have attained significant levels of market acceptance. The availability of prescription competitors and over-the- counter products could limit the demand, and the price we are able to charge, for LINZESS unless we are able to achieve and maintain market acceptance among the medical community and patients and differentiate LINZESS on the basis of its cost and/or actual or perceived benefits. For example, Takeda’s AMITIZA (lubiprostone) is approved by the U.S. FDA for sale in the U.S. for the treatment of IBS-C, CIC and opioid-induced constipation; Bausch Health’s TRULANCE (plecanatide) is approved by the U.S. FDA for sale in the U.S. for the treatment of adults with IBS-C and CIC; Takeda’s MOTEGRITY (prucalopride) is approved by the U.S. FDA for sale in the U.S. for the treatment of CIC in adults; and in April 2022, Ardelyx launched in the U.S. IBSRELA™ (tenapanor), a U.S. FDA-approved treatment for IBS-C in adults. Over-the-counter laxatives such as MiraLAX® and DULCOLAX®, and lactulose, a prescription laxative treatment, are also available for the treatment of constipation. Additionally, we believe other companies are developing products that could compete with linaclotide, should they be approved by the U.S. FDA or foreign regulatory authorities and become commercially available. In addition, there are other compounds in late-stage development and other potential competitors that are in earlier stages of development that, if approved, may compete with linaclotide. If our current or potential competitors are successful in completing drug development for their drug candidates and obtain approval from the U.S. FDA or foreign regulatory authorities, they could limit the demand for linaclotide. In addition to competition from such prescription and over-the-counter products, we may also face competition from multiple low-cost generic versions of such products when available in the U.S. For example, authorized generic versions of AMITIZA became available in the U.S. by Endo International and Dash Pharmaceuticals in January 2021 and in October 2022, respectively, and we expect additional generic versions of AMITIZA to become available as early as 2023.

Even though LINZESS is approved by the U.S. FDA for use in adult patients, post-approval development and regulatory requirements still remain, which present additional challenges, and we may not be successful in obtaining approval for additional indications for LINZESS that we are seeking or may seek in the future.

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

The U.S. FDA-approved label for LINZESS contains a boxed warning describing the risk of serious dehydration in pediatric patients less than two years of age and a contraindication against its use in these patients. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In September 2022, we announced positive topline data from a Phase III clinical trial evaluating linaclotide 72 mcg in pediatric patients aged 6-17 years with FC, and in December 2022, we and AbbVie submitted an sNDA to the U.S. FDA seeking approval of a new indication of linaclotide for FC in pediatric patients aged 6-17 years. In February 2023, the U.S. FDA granted priority review to our sNDA and assigned a PDUFA date of June 14, 2023. We may not be successful in obtaining U.S. FDA approval for this new indication of linaclotide for FC in pediatric patients aged 6-17 years or any additional indications for linaclotide that we may seek in the future. Additional clinical pediatric programs in IBS-C and FC are ongoing. Our ability to expand the indication or label information for LINZESS to pediatrics will depend on, among other things, our successful completion of pediatric clinical programs.

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

As part of our growth strategy, we intend to explore further linaclotide development opportunities. We and AbbVie are exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in new or existing indications, populations and formulations to assess its potential to treat various conditions. For example, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In September 2022, we announced positive topline data from a Phase III clinical trial evaluating linaclotide 72 mcg in pediatric patients aged 6-17 years with FC, and in December 2022, we and AbbVie submitted an sNDA to the U.S. FDA seeking approval of a new indication of linaclotide for FC in that age group. In February 2023, the U.S. FDA granted priority review to our sNDA and assigned a PDUFA date of June 14, 2023. Additional clinical pediatric programs in IBS-C and FC are ongoing. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the U.S. FDA or in other countries or harm linaclotide’s reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

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

As part of our business strategy, we may partner with pharmaceutical, biotechnology or other companies to develop and commercialize products or product candidates. Although we have entered into such arrangements with respect to the development and commercialization of linaclotide worldwide, there can be no assurance that we will be able to do so in the future with respect to other products or product candidates that we either develop internally or in- license or that we will be able to gain the interest of potential partners; establish and maintain development, manufacturing, marketing, sales or distribution relationships on acceptable terms; that such relationships, if established, will be successful or on favorable terms; or that we will gain market acceptance for such products or product candidates. The process of proposing, negotiating and implementing a partnership arrangement is lengthy and complex. If we enter into any partnering arrangements with third parties, any revenues we receive will depend upon the efforts of such third parties. If we are unable to establish successful partnering arrangements when advantageous, we may not gain access to the financial resources and industry experience necessary to develop, commercialize or successfully market our products or product candidates, may be forced to curtail, delay or stop a development program or one or more of our other development programs, delay commercialization, reduce the scope of our planned sales or marketing activities or undertake development or commercialization activities at our own expense, and therefore may be unable to generate revenue from products or product candidates or do so to their full potential.

Delays in the completion of clinical testing of any of our products or product candidates could result in increased costs and delay or limit our ability to generate revenues.

Delays in the completion of clinical testing could significantly affect our product development costs and timing of data readouts and regulatory submissions and potential approvals We do not know whether planned clinical trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

The COVID-19 pandemic has impacted enrollment in our clinical trials and may impact clinical trial enrollment or participation in the future, for example due to suspension of in-person procedures required for enrollment or lower or discontinued patient participation compared to pre-COVID-19 pandemic levels as a result of new strains or variants. Clinical trials may also be delayed or discontinued as a result of ambiguous or negative interim results or assessments. In addition, a clinical trial may be suspended or terminated by us, an institutional review board overseeing the clinical trial at a clinical trial site (with respect to that site), the U.S. FDA, or other regulatory authorities due to a number of factors, including:

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

AbbVie played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and AbbVie holds the new drug application, or NDA, for LINZESS. AbbVie also continues to play a significant role in the conduct of our pediatric program for linaclotide. In addition, we are commercializing LINZESS in the U.S. with AbbVie. AbbVie is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan and China (including Hong Kong and Macau). AbbVie is commercializing LINZESS in Mexico and CONSTELLA in Canada as well as in certain countries including in Europe. Astellas and AstraZeneca are responsible for development and commercialization of LINZESS in Japan and China (including Hong Kong and Macau), respectively. Each of our partners for linaclotide also is responsible for active pharmaceutical ingredient, or API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. We and/or our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API.

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

The products that we promote are marketed in the U.S. and/or covered by federal healthcare programs, and, as a result, certain federal and state healthcare laws and regulations pertaining to product promotion, fraud and abuse, privacy and price reporting and payment are applicable to, and may affect, our business. These laws and regulations include:

●	federal healthcare program anti-kickback laws, which prohibit, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to us for reasons including providing coding and billing advice to customers;

●	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers with whom we interact and health plans with which we may interact;

●	the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;

●	federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

●	the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public; and

●	state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

We also are subject to the U.S. Foreign Corrupt Practices Act which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity, related to any ex-U.S. activities, as well as other similar anti-bribery laws in any other country in which we may do business.

In addition, we may be subject to privacy and security laws in the various jurisdictions, both inside and outside the U.S., in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, we are subject to the California Consumer

Privacy Act, or CCPA, as amended by the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023 (the CPRA, together with CCPA, the California Privacy Law). The California Privacy Law gives California consumers (defined to include all California residents) certain rights regarding personal information collected about them; the California Privacy Law also imposes certain obligations and limitations on companies regarding the collection, use, selling or sharing (as defined in the California Privacy Law) of personal information collected from or about California consumers.

The compliance obligations imposed by the California Privacy Law, and other applicable privacy laws, have required us to revise our operations. Breaches of applicable data protection requirements may result in substantial fines and other regulatory penalties, as well as confer a private right of action on consumers and their representatives for breaches of certain data protection requirements. We expect to be subject to additional privacy laws at both the U.S. state level and abroad as many jurisdictions either recently have data privacy legislation or are considering enacting such legislation to which we may become subject. Achieving and sustaining compliance with applicable international, federal and state privacy, security, fraud and reporting laws may prove time-consuming and costly.

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

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, or the ACA, which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority. We face uncertainties because there have been, and may be additional, federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. Such efforts may lead to fewer Americans having more comprehensive health insurance compliant with the ACA, even in the absence of legislative repeal. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. Beyond the ACA, there have been ongoing legislative and administrative and other health care reform efforts. Some healthcare reform efforts affect pricing or payment for drug products or the healthcare industry more generally. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the IRA contains various drug pricing and payment provisions. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug costs in Medicare Part D, implements a new Medicare Part D manufacturer discount drug program in 2025, requires manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation and, in 2026, creates a drug price negotiation program under which the prices for certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be limited by a cap that is defined by reference to, among other things, a specified non-federal average manufacturer price. The effect of IRA on our business and the healthcare industry in general is not yet known.

Some of the health care reform changes have been and may continue to be subject to revisions to regulations under the federal anti-kickback statute that would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed, and the IRA further delayed implementation of the rule until January 1, 2032. Adoption of new healthcare reform legislation at the federal or state level could negatively affect demand for, or pricing of, our products or product candidates if approved for sale.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. For example, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2031 (except May 1, 2020 to March 31, 2022). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide, as well as developing our other product candidates. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, and debt issuances, including our June 2015 issuance of our 2.25% Convertible Senior Notes that matured and were repaid in full on June 15, 2022, or the 2022 Convertible Notes, and our August 2019 issuance of our 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and our 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes (together with the 2024 Convertible Notes, the Convertible Senior Notes). We currently derive a significant portion of our revenue from our LINZESS collaboration with AbbVie for the U.S. We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Such revenue is highly dependent on LINZESS demand and other factors such as fluctuations in retail chains’ and wholesalers’ buying patterns and inventory levels, pricing and reimbursement. Our collaborative arrangements revenue outside of the U.S. has and may continue to fluctuate as a result of the timing and amount of royalties from sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval, as well as clinical and commercial milestones received and recognized under our current and future strategic partnerships outside of the U.S.

Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of December 31, 2022, we had an accumulated deficit of $696.4 million. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide, research and develop our product candidates, and access externally developed products or product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

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

In August 2019, we issued $200.0 million aggregate principal amount of our 2024 Convertible Notes bearing an annual interest rate of 0.75% and $200.0 million aggregate principal amount of our 2026 Convertible Notes bearing an annual interest rate of 1.50%, and we used a portion of the proceeds from this offering to repurchase $215.0 million aggregate principal amount of the 2022 Convertible Notes. The 2022 Convertible Notes matured and were repaid in full on June 15, 2022. Semi-annual payments on each of our 2024 Convertible Notes and 2026 Convertible Notes began on December 15, 2019. We expect that for the next few years, at a minimum, the net quarterly payments from AbbVie will be a significant source of cash flows from operations. If the cash flows derived from the net quarterly payments that we receive from AbbVie under the collaboration agreement for North America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether AbbVie will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and AbbVie under the collaboration agreement for North America. Accordingly, since we cannot guarantee that our company will maintain net income or positive cash flows, we cannot provide assurances for any particular quarterly period that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from AbbVie, (ii) there will be a net quarterly payment from AbbVie at all or (iii) we will not also be required to make a true-up payment to AbbVie under the collaboration agreement for North America.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of December 31, 2022, we had total indebtedness of $400.0 million and available cash and cash equivalents of $656.2 million. Our indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences on our business, including:

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

The note hedge warrant transactions entered into in connection with our 2022 Convertible Notes and capped call transactions entered into in connection with our 2024 Convertible Notes and our 2026 Convertible Notes may affect the value of our Class A Common Stock.

In connection with the issuance of our 2022 Convertible Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges, and separate note hedge warrant transactions, or the Note Hedge Warrants, with certain financial institutions. In June 2022, the Convertible Note Hedges terminated unexercised upon expiry. The

Note Hedge Warrants are exercisable at a strike price of $18.82 over the 150 trading day period beginning on September 15, 2022. Additionally, in connection with the issuance of our 2024 Convertible Notes and our 2026 Convertible Notes, we entered into capped call transactions, or the Capped Calls, with certain financial institutions. These transactions are expected generally to reduce the potential dilution upon any conversion of our 2024 Convertible Notes or our 2026 Convertible Notes, as applicable, or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be.

In connection with these transactions, the financial institutions likely purchased our Class A Common Stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our Class A Common Stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2024 Convertible Notes and the 2026 Convertible Notes, as applicable, by purchasing and selling shares of our Class A Common Stock or other instruments they may wish to use in connection with such hedging. Any of these activities could adversely affect the value of our Class A Common Stock and, as a result, the number of shares and the value of the Class A Common Stock noteholders will receive upon conversion of the 2024 Convertible Notes, or the 2026 Convertible Notes, as applicable. In addition, under certain circumstances the counterparties have the right to terminate the Capped Calls and settle the Note Hedge Warrants on terms set forth in the applicable confirmations, which may result in us not receiving all or any portion of the anticipated benefit of the Capped Calls. If the price of our Class A Common Stock increases such that the hedge transactions settle in our favor, we could also be exposed to credit risk related to the counterparties to the Capped Calls, which would limit or eliminate the benefit of such transactions to us.

Our quarterly and annual operating results may fluctuate significantly.

We expect our operating results to be subject to frequent fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

●	the level of underlying demand and price for our products in the countries in which they are approved;

●	retail chains’ and wholesalers’ buying patterns and inventory levels with respect to our products;

●	the costs associated with commercializing our products in the U.S.;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

●	any impairments of assets or goodwill, and associated write-downs;

●	any variations in the level of expenses related to our development programs;

●	addition or termination of clinical trials;

●	any impact on taxes or changes in tax rules;

●	regulatory developments affecting our products and product candidates;

●	any material lawsuit in which we may become involved; and

●	the impact of the COVID-19 pandemic or other public health epidemics, including containment or mitigation measures, or natural disasters.

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

The COVID-19 pandemic has impacted, and may continue to impact, our business and operations in a number of ways. Factors that will influence the impact on our business and operations include the duration and extent of the pandemic, the duration and extent of imposed or recommended containment and mitigation measures, periodic spikes in infection rates, new strains or variants of the virus that cause outbreaks of COVID-19, the rate of vaccinations, the availability and efficacy of vaccines for new strains or variants and vaccine mandates and the general economic consequences of the pandemic. Addressing the impacts of the COVID-19 pandemic has required, and may continue to require significant time and has diverted, and may divert in the future, the attention of our management, other employees and our board of directors.

During 2022, in-person work practices for customer-facing employees returned to near pre-COVID 19 levels. However, new strains or variants of the virus that cause outbreaks of COVID-19 may present risks to successful execution of the commercial operating plan for LINZESS due in part to limitations on in-person work practices for our customer facing employees. Should we be unable to evolve with any further changes in the commercial landscape, we may be unable to maintain or grow our revenues from the commercialization of LINZESS or successfully commercialize future products. In addition, headquarters employees have the option to work primarily remotely. If our employees are unable to work from home effectively, or if the COVID-19 pandemic otherwise impacts employees’ ability to work, for example due to containment and mitigation measures related to the COVID-19 pandemic, illness, lack of resources or inadequate technology, or restrictions, closures or other limits on school and other childcare options, our business will be materially harmed. Specifically, new or continuing limits on the ability of our customer-facing employees to meet with physicians and patients to visit healthcare providers and pharmacists (including due to continued or future remote working arrangements, containment and mitigation measures that limit access to customers or other restrictions related to the COVID-19 pandemic) may have an extended negative impact on LINZESS sales.

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

Revenue from LINZESS sales or the progression of our trials will be affected should the COVID-19 pandemic cause significant disruptions to manufacturing operations or supply of LINZESS to the U.S. or API, finished drug product or finished goods for linaclotide or our product candidates, for example due to impacts of the COVID-19 pandemic on personnel involved in the manufacturing and supply chain, international travel and shipping restrictions, inability of vendors to provide services, closed manufacturing sites, or any other disruptions in the international supply chain. In addition, the COVID-19 pandemic has impacted enrollment in our clinical trials, and may impact clinical trial enrollment or participation in the future compared to pre-COVID-19 pandemic levels. In addition, the COVID-19 pandemic has impacted enrollment in our clinical trials and may impact clinical trial enrollment or participation in the future, for example, due to suspension of in-person procedures required for enrollment or lower or discontinued patient participation compared to pre-COVID-19 pandemic levels as a result of new strains or variants

The spread of COVID-19 continues to disrupt the U.S. healthcare and healthcare regulatory system. Capital markets in the U.S. and around the world may be negatively impacted and can potentially harm our business, including our ability to obtain future financing. The COVID-19 pandemic, including containment and mitigation measures, has impacted our business and operations, and could have a material adverse impact on our financial condition and results of operations in the future, including for an extended period of time.

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

We are highly dependent on the drug research, development, regulatory, commercial, financial and other expertise of our management, particularly Thomas A. McCourt, our chief executive officer; Sravan K. Emany, our senior vice president, chief financial officer; Andrew Davis, our senior vice president, chief business officer; John Minardo, our senior vice president, chief legal officer and secretary; Jason Rickard, our senior vice president, chief operating officer; and Michael Shetzline, our senior vice president, chief medical officer and head of research and drug development. Transitions in our senior management team or other key employees, or the unavailability of any such persons for any reason, can be inherently difficult to manage and may disrupt our operations or business or otherwise harm our business, for example due to the diversion of our board and management’s time and attention and a decline in employee morale. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

We expect that the price of our Class A Common Stock will fluctuate substantially.

The market price of our Class A Common Stock may be highly volatile due to many factors, including:

●	the commercial performance of our products in the countries in which they are approved, as well as the costs associated with such activities;

●	any third-party coverage and reimbursement policies for our products;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	developments, litigation or public concern about the safety of our products or our potential products;

●	announcements of the introduction of new products by us or our competitors;

●	announcements concerning product development, including clinical trial results or timelines, or intellectual property rights of us or others;

●	actual and anticipated fluctuations in our quarterly and annual operating results;

●	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

●	sales of additional shares of our Class A Common Stock or sales of securities convertible into Class A Common Stock or the perception that these sales might occur;

●	any conversions of our Convertible Senior Notes into Class A Common Stock, exercises of the Note Hedge Warrants or activities undertaken by the counterparties to the Capped Calls;

●	additions or departures of key personnel;

●	developments concerning current or future collaboration, partnership, licensing or other strategic arrangements;

●	discussion of us or our stock price in the financial or scientific press or in online investor communities; and

●	the impact of the COVID-19 pandemic or other public health epidemics, including containment or mitigation measures, or natural disasters.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters and operations are located in Boston, Massachusetts, where, as of December 31, 2022, we occupied approximately 39,000 square feet of office space under our lease expiring in June 2030. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A Common Stock are traded on the Nasdaq Global Select Market under the symbol “IRWD.” Our shares have been publicly traded since February 3, 2010. As of January 31, 2023, there were 34 stockholders of record of our Class A Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance operations and any acquisitions of businesses, products and technologies or other strategic transactions. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant.

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

The following graph compares the performance of our Class A Common Stock to the Nasdaq Benchmark TR Index (U.S.) and to the Nasdaq Biotechnology Index (U.S.) from December 31, 2017 through December 31, 2022. The comparison assumes $100 was invested after the market closed on December 31, 2017 in our Class A Common Stock and in each of the presented indices, and it assumes reinvestment of dividends, if any (other than any Cyclerion common stock distributed in connection with the Separation). Total returns reflected in the following graph for periods prior to the date of the Separation have been adjusted for the effect of the Separation to exclude the sGC business.

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

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 is included in Part II, Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on February 18, 2022.

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

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie Inc. (together with its affiliates), or AbbVie, in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca AB (together with its affiliates), or AstraZeneca, in China (including Hong Kong and Macau) and Astellas Pharma Inc., or Astellas, in Japan. We also aim to leverage our leading development and commercialization capabilities in GI to bring additional treatment options to GI patients; for example, in November 2021, we entered into a collaboration and license option agreement, or the COUR Collaboration Agreement, with COUR Pharmaceutical Development Company, Inc., or COUR, that grants us an option to acquire an exclusive license, to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle, for the treatment of primary biliary cholangitis, or PBC.

We are also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as interstitial cystitis / bladder pain syndrome, or IC/BPS, and endometriosis.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019, we incurred net losses in each year since inception. For the years ended December 31, 2022, 2021 and 2020, we recorded net income of $175.1 million, $528.4 million, and $106.2 million, respectively. As of December 31, 2022, we had an accumulated deficit of $696.4 million. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment – human therapeutics.

Key 2022 Financial Highlights

●	We recognized $410.6 million in total revenues during the year ended December 31 2022, compared to $413.8 million during the year ended December 31, 2021. The slight decrease was primarily driven by a decrease of $1.6 million in collaborative arrangements revenue related to sales of LINZESS in the U.S.

●	We recognized $398.8 million in collaborative arrangements revenue related to sales of LINZESS in the U.S. during the year ended December 31, 2022, compared to $400.4 million during the year ended December 31, 2021. The slight decrease was primarily driven by net price erosion and inventory channel fluctuations, partially offset by an increase in LINZESS prescription demand.

●	We generated income from operations of $250.3 million during the year ended December 31, 2022 compared to income from operations of $232.3 million during the year ended December 31, 2021. The increase was driven primarily by the recognition of $19.5 million of research and development expense in 2021 for the up-front payment, non-contingent payment, and milestone payment obligations in connection with the COUR Collaboration Agreement.

●	We generated $273.8 million in cash from operations during the year ended December 31, 2022, ending the year with $656.2 million in cash and cash equivalents.
●	We completed our $150 million stock repurchase program. During the year ended December 31 2022, we repurchased 10.8 million shares of our Class A Common Stock at an aggregate purchase price of $123.4 million.

Financial Operations Overview

Revenues. Our revenues are generated primarily through our collaborative arrangements and license agreements related to research and development and commercialization of linaclotide.

The majority of our revenues are generated from the sales of LINZESS in the U.S. We record our share of the net profits and losses from the sales of LINZESS in the U.S. less commercial expenses on a net basis and present the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. Net profits or losses consist of net sales to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. Although we expect net sales to increase over time, the settlement payments between AbbVie and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling, general and administrative expenses incurred by each party. In addition, our collaborative arrangements revenue may fluctuate as a result of the timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of linaclotide in the European, Canadian, Mexican, Japanese, or Chinese markets or any other markets where linaclotide receives approval and is commercialized.

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

We and AbbVie continue to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions. In September 2020, based on the Phase IIIb data of linaclotide 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort in adult patients with IBS-C, the U.S. FDA approved our Supplemental New Drug Application, or sNDA, to include a more comprehensive description of the effects of LINZESS in its approved label.

In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. In September 2022, we announced positive topline data from a Phase III clinical trial evaluating linaclotide 72 mcg in pediatric patients aged 6-17 with functional constipation, or FC. The trial met its primary and secondary endpoints, demonstrating that linaclotide 72 mcg improved frequency of spontaneous bowel movements and stool consistency. Linaclotide was generally well-tolerated, and the safety profile is consistent with previously reported studies with linaclotide in FC and irritable bowel syndrome in pediatric patients. In December 2022, we and AbbVie submitted an sNDA to the U.S. FDA seeking approval of a new indication of linaclotide for FC in that age group. In February 2023, the U.S. FDA granted priority review to our sNDA and assigned a Prescription Drug User Free Act, or PDUFA, date of June 14, 2023. There are currently no U.S. FDA approved prescription pediatric therapies for functional constipation. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established. Additional clinical pediatric programs in IBS-C and FC are ongoing.

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

IW-3300. We are developing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, including IC/BPS and endometriosis. We successfully completed Phase I studies to evaluate the safety and tolerability of IW-3300 in healthy volunteers and expect to begin patient dosing for the Phase II proof of concept study in IC/BPS in early 2023.

CNP-104. Through the COUR Collaboration Agreement, we and COUR are developing CNP-104 for the treatment of PBC, a rare autoimmune disease targeting the liver. In December 2021, the U.S. FDA granted Fast Track Designation to CNP-104. COUR is currently conducting a clinical study to evaluate the safety, tolerability, pharmacodynamic effects and efficacy of CNP-104 in PBC patients, with early data assessing T-cell response from patients enrolled in the clinical study expected in the second half of 2023. We expect that such early data will inform timing of topline data readout.

Early research and development. Our early research and development efforts have been focused on supporting our development stage GI programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating external development-stage GI programs.

The following table sets forth our research and development expenses related to our product pipeline for the years ended December 31, 2022, 2021, and 2020, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Year Ended December 31,
	2022	2021	2020
Linaclotide(1)	$17,267	$21,075	$25,531
IW-3718	461	8,002	52,183
IW-3300	15,824	11,687	3,810
CNP-104	1,022	19,500	—
Early research and development	9,691	10,141	6,538
Total research and development expenses	$44,265	$70,405	$88,062
(1)	Includes linaclotide in all indications, populations and formulations.

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

Restructuring Expenses. Restructuring expenses pertain to workforce reduction and restructuring initiatives and are more fully described in Note 16, Workforce Reduction and Restructuring, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Gain (Loss) on Derivatives. In June 2015, we issued 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes, and in August 2019, we issued 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes (together with the 2024 Convertible Notes, the Convertible Senior Notes). In connection with the issuance of our 2022 Convertible Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges, and separate note hedge warrant transactions, or the Note Hedge Warrants, with certain financial institutions. Gain (loss) on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded at fair value at each reporting date and changes in fair value are recorded in our consolidated statements of income. The Convertible Note Hedges terminated unexercised upon expiry in June 2022. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 9, Notes Payable, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income Taxes. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations. For additional information refer to Note 13, Income Taxes, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Net Profit or Net Loss Sharing

In accordance with Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808, we considered the nature and contractual terms of the arrangement and the nature of our business operations to determine the classification of payments under our collaboration agreements. While ASC 808 provides guidance on classification, the standard is silent on matters of separation, initial measurement, and recognition. Therefore, we apply the separation, initial measurement, and recognition principles of ASC Topic 606, Revenue from Contracts with Customers, to our collaboration agreements.

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

Sale of Active Pharmaceutical Ingredient

During the year ended December 31, 2020, we produced linaclotide API, finished drug product, finished goods, and/or development materials for certain of our partners. As of December 31, 2020, we were no longer responsible for the supply of linaclotide API, finished drug product, finished goods or development materials to such partners. After December 31, 2020, we have occasionally provided development materials from time to time to certain of our partners and we may continue to do so. Sales of such development materials have been and are expected to continue to be immaterial.

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

Compensation expense related to modified awards is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the remaining service period, as appropriate.

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

Prior to 2021, we maintained a valuation allowance on the majority of our net operating losses and other deferred tax assets. On a periodic basis, we reassess the valuation allowance on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. During the year ended December 31, 2021, we reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including: continued strong prescription demand growth of LINZESS, continued profitability of a GI-focused business since completing the tax-free spin-off of Cyclerion, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that we will realize the majority of our deferred tax assets and therefore released the majority of our valuation allowance for the deferred tax assets that are expected to be utilized in future years. We will continue to maintain a valuation allowance for deferred tax assets that are unlikely to be realized, which are primarily certain tax credits that are expected to expire prior to utilization.

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

	Year Ended December 31,
	2022	2021

	(in thousands)
Revenues:
Collaborative arrangements revenue	$410,596	$412,784
Sale of active pharmaceutical ingredient	—	969
Total revenues	410,596	413,753
Operating expenses:
Research and development	44,265	70,405
Selling, general and administrative	115,994	111,133
Restructuring expenses	—	(44)
Total operating expenses	160,259	181,494
Income from operations	250,337	232,259
Other (expense) income:
Interest expense	(7,598)	(31,150)
Interest and investment income	9,501	726
Gain (loss) on derivatives	182	(1,178)
Other (expense) income, net	2,085	(31,602)
Income before income taxes	252,422	200,657
Income tax (expense) benefit	(77,357)	327,791
Net income	$175,065	$528,448

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues

	Year Ended
	December 31,		Change
	2022	2021	$

	(in thousands)
Revenues:
Collaborative arrangements revenue	$410,596	$412,784	$(2,188)
Sale of active pharmaceutical ingredient	—	969	(969)
Total revenues	$410,596	$413,753	$(3,157)

Collaborative arrangements revenue. The decrease in collaborative arrangements revenue of $2.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily related to a $1.6 million decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by net price erosion and inventory channel fluctuations, partially offset by an increase in prescription demand.

Sale of active pharmaceutical ingredient. The decrease in sale of API of $1.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to certain non-recurring, insignificant sales during the year ended December 31, 2021.

Cost and Expenses

	Year Ended
	December 31,		Change
	2022	2021	$

	(in thousands)
Operating expenses:
Research and development	$44,265	$70,405	$(26,140)
Selling, general and administrative	115,994	111,133	4,861
Restructuring expenses	—	(44)	44
Total operating expenses	$160,259	$181,494	$(21,235)

Research and development. The decrease in research and development expense of $26.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily related to a decrease of $19.4 million of expenses recognized for up-front payment, non-contingent payment, and milestone payment obligations in connection with the COUR Collaboration Agreement; a decrease of $5.4 million in external development costs related to IW-3718; a decrease of $3.4 million related to linaclotide development; and a decrease of $1.8 million in compensation, benefits, and other employee-related expenses. These decreases in expenses were partially offset by a $3.0 million increase in external development costs related to IW-3300.

Selling, general and administrative. Selling, general and administrative expenses increased $4.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a $3.4 million increase in sales and marketing activities and a $1.7 million increase in compensation, benefits, and other employee-related expenses.

Restructuring expenses. Restructuring expenses and adjustments related to the workforce reduction resulting from our decision to discontinue IW-3718 development were insignificant during the year ended December 31, 2021, as the workforce reduction was substantially completed during the fourth quarter of 2020.

Other (Expense) Income, Net

	Year Ended
	December 31,		Change
	2022	2021	$

	(in thousands)
Other (expense) income:
Interest expense	$(7,598)	$(31,150)	$23,552
Interest and investment income	9,501	726	8,775
Gain (loss) on derivatives	182	(1,178)	1,360
Total other (expense) income, net	$2,085	$(31,602)	$33,687

Interest expense. Interest expense decreased by $23.6 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to a $22.1 million decrease in non-cash interest expense associated with the Senior Convertible Notes following the adoption of ASU 2020-06 on January 1, 2022 and a $1.5 million decrease in coupon interest expense associated with the 2022 Convertible Notes, which were fully repaid upon maturity in June 2022.

Interest and investment income. Interest and investment income increased by $8.8 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, resulting primarily from an increase in investment interest rates.

Gain (loss) on derivatives. For the year ended December 31, 2022, we recorded a gain on derivatives of $0.2 million resulting from a $1.1 million decrease in the fair value of the Convertible Note Hedges, which terminated unexercised upon expiry in June 2022, and a $1.3 million decrease in the fair value of the Note Hedge Warrants. For the year ended December 31, 2021, we recorded a loss on derivatives of $1.2 million resulting from a $12.0 million decrease in the fair value of the Convertible Note Hedges and a $10.8 million decrease in the fair value of the Note Hedge Warrants.

Income taxes. During the year ended December 31, 2022, we recorded income tax expense of $77.4 million, comprised of non-cash tax expense of $73.4 million and cash tax expense of $4.0 million for state income taxes in certain states in which state taxable income exceeded available net operating losses. During the year ended December 31, 2021, we recorded income tax benefit of $327.8 million, which primarily pertained to the non-cash income tax benefit of $333.3 million related to the release of the valuation allowance on the majority of our tax attributes and other deferred tax assets, partially offset by state income taxes of $5.5 million in certain states which have temporarily disallowed or only partially allow the use of net operating losses to fully offset taxable income.

Until the second quarter of 2021, we maintained a valuation allowance on our net operating losses and other deferred tax assets. Thereafter, we have continued to utilize our net operating losses to offset federal taxable income and taxable income in many states but record a significant portion of income taxes reflecting the utilization of the deferred tax assets. The majority of this provision for income taxes will be a non-cash expense until our net operating losses are fully utilized. Further information on the release of the valuation allowance and significant judgments related to its release can be found below in Note 13, Income Taxes, in the accompanying notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and had an accumulated deficit of $696.4 million as of December 31, 2022. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of December 31, 2022, our debt is comprised of $400.0 million aggregate principal amount of convertible notes, due at various dates between 2024 and 2026. Refer to Note 9, Notes Payable, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information related to our debt obligations.

As of December 31, 2022, we had $656.2 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds, repurchase agreements, commercial paper, and corporate bonds. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

During the year ended December 31, 2022, our balances of cash and cash equivalents increased by $36.1 million. Net cash provided by operating activities totaled $273.8 million as a result of profitable operations driven primarily by the sales of LINZESS in the U.S. These cash flows were offset by financing activities totaling $237.6 million, primarily comprised of $126.4 million of share repurchases and repayment of the $120.7 million remaining aggregate principal of the 2022 Convertible Notes.

We anticipate our cash balance, which was $656.2 million as of December 31, 2022, and our expected net cash inflows from operations to allow us to meet our near-term and long-term cash obligations, which are reflected in our consolidated balance sheets. Our most significant fixed obligations are debt obligations and lease commitments, for which annual payments are disclosed in Note 9, Notes Payable, and Note 6, Leases, respectively, to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

In May 2021, our board of directors authorized a program to repurchase up to $150.0 million of our Class A Common Stock. The program was completed in May 2022 and the repurchased shares were retired. Additional information regarding the repurchase program is disclosed in Note 11, Stockholders’ Equity, to our financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $273.8 million for the year ended December 31, 2022. The cash provided by operations primarily related to cash flows from our net income of $175.1 million, net of non-cash items of $95.9 million and net changes in operating assets and liabilities of $2.8 million. Net cash inflows are derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

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

Cash Flows From Investing Activities

Cash used in investing activities for the year ended December 31, 2022 totaled $0.1 million and pertained to the purchase of property and equipment.

Cash used in investing activities for the year ended December 31, 2021 totaled $0.3 million and pertained to the purchase of property and equipment.

Cash Flows From Financing Activities

Cash used in financing activities for the year ended December 31, 2022 totaled $237.6 million and resulted from $126.4 million of share repurchases and repayment of the $120.7 million remaining aggregate principal on the 2022 Convertible Notes upon maturity in June 2022, partially offset by $9.5 million of proceeds from the exercise of stock options and the issuance of shares under our ESPP.

Cash provided by financing activities for the year ended December 31, 2021 totaled $4.6 million and resulted from $24.1 million of share repurchases, partially offset by $19.6 million of proceeds from the exercise of stock options and the issuance of shares under our ESPP.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, and invest in building our pipeline through internal or external opportunities, including potential payments associated with exercising the Option under the COUR Collaboration Agreement. We believe that our cash on hand as of December 31, 2022 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying revenue expectations and estimates regarding the costs to develop, obtain regulatory approval for, and commercialize linaclotide in the U.S., as well as our expectations regarding revenue from Astellas for Japan and AstraZeneca for China (including Hong Kong and Macau), and our goal to generate and maintain positive cash flows, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We did not otherwise adopt any new accounting pronouncements during the fiscal year ended December 31, 2022 that had a material effect on our consolidated financial statements included in this report.

Trends and Uncertainties

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, including containment and mitigation measures, has impacted, and may continue to impact, our business and operations and financial results, particularly in our day-to-day operations and our collaboration agreement for North America with AbbVie.

During 2022, in-person work practices for customer-facing employees returned to near pre-COVID 19 levels. However, new strains or variants of the virus that cause outbreaks of COVID-19 may present in the future risks to successful execution of the commercial operating plan for LINZESS due in part to limitations on in-person work practices for our customer facing employees.

We and our partner, AbbVie, are focused on maintaining the availability of LINZESS for adult men and women suffering from IBS-C or CIC. As of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has not caused significant disruptions to manufacturing operations or supply of LINZESS in the U.S.

We include our and AbbVie’s collaboration-related selling, general, and administrative expenses, which had previously included expenses from in-person selling activities, in the calculation of net profits from the sale of LINZESS in the U.S. and present net payments to us as collaborative arrangements revenue. As a result of the COVID-19 pandemic, since 2020, we and AbbVie agreed to include certain costs associated with remote selling activities performed by our and AbbVie’s customer-facing employees in collaboration-related selling, general and administrative expenses in our calculation of net profits from the sale of LINZESS in the U.S. In 2020, we experienced fluctuations in our settlement payments based on the ratio of selling, general and administrative expenses incurred by each party throughout 2020 and may continue to experience such fluctuations in the future as a result of the reimbursement of costs associated with remote selling activities and potential limitations in the number of in-person details we or AbbVie may be able to conduct due to containment and mitigation measures related to the COVID-19 pandemic. The COVID-19 pandemic may negatively impact future net sales of LINZESS in the U.S., including as a result of reduced and/or restricted in-person promotion or potential changes in patient access to healthcare (including due to unemployment or modifications in insurance coverage) and payor reimbursement levels.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, including collateralized reverse repurchase agreements, money market instruments, as well as commercial paper and corporate bonds. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

To minimize the impact of potential dilution to our common stock upon conversion of the notes, we entered into the Convertible Note Hedges and Note Hedge Warrants, with respect to the 2022 Convertible Notes, and the Capped Calls, with respect to the 2024 Convertible Notes and 2026 Convertible Notes. The Convertible Note Hedges terminated unexercised upon expiry in June 2022.

The convertible notes and derivatives are more fully described in Note 9, Notes Payable, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk

We have no significant monetary assets or liabilities expected to be settled in foreign currencies and we do not expect to be impacted significantly by foreign currency fluctuations.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements, together with the independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), report thereon, appear at pages F-1 through F-50, of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded no changes during the quarter ended December 31, 2022 materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ironwood Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ironwood Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

February 16, 2023

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

The other information required by this item is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Stockholders.

The table below sets forth information with regard to securities authorized for issuance under our equity compensation plans as of December 31, 2022. As of December 31, 2022, we had three active equity compensation plans, each of which was approved by our stockholders:

●	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan;
●	2019 Equity Incentive Plan; and
●	Amended and Restated 2010 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,390,288	$ 12.34	7,366,153
Equity compensation plans not approved by security holders	—	—	—
Total	12,390,288	$ 12.34	7,366,153

(1)	Amount includes the number of shares subject to issuance upon exercise of 6,931,372 outstanding stock options and vesting of 5,458,916 restricted stock units.
(2)	Amount includes all outstanding stock options but does not include restricted stock units, which do not have an exercise price.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Stockholders.

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

3.	Exhibits

Incorporated by reference herein
Number	Description	Form	Date
2.1	Separation Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
3.1	Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
3.2	Certificate of Retirement	Registration Statement on Form 8-A/A (File No. 001-34620)	January 3, 2019
3.3	Certificate of Amendment	Current Report on Form 8-K (File No. 001-34620)	May 31, 2019
3.4	Fifth Amended and Restated Bylaws	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
4.1	Specimen Class A Common Stock certificate	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 20, 2010
4.3	Indenture, dated as of August 12, 2019, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 0.75% Convertible Senior Note due 2024)	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.3.1	Form of 0.75% Convertible Senior Note due 2024	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.4	Indenture, dated as of August 12, 2019, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 1.50% Convertible Senior Note due 2026)	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.4.1	Form of 1.50% Convertible Senior Note due 2026	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019

4.5	Description of Securities of Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 17, 2021
10.1#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S-8, as amended (File No. 333-184396)	October 12, 2012
10.1.1#	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 6, 2018
10.1.2#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 6, 2018
10.2#	2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.1#	Form of Non-statutory Stock Option Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.2#	Form of Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.3#	Form of Restricted Stock Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.4#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	May 6, 2020
10.3#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10-K (File No. 001-34620)	February 13, 2020
10.4#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10-Q (File No. 001-34620)	April 29, 2014
10.5#	Form of Executive Severance Agreement	Annual Report on Form 10-K (File No. 001-34620)	February 25, 2019
10.6#	Form of Executive Severance Agreement	Current Report on Form 8-K (File No. 001-34620)	December 1, 2021
10.7#	Second Amended and Restated Executive Severance Agreement, June 22, 2021 between Ironwood Pharmaceuticals, Inc. and Thomas McCourt	Current Report on Form 8-K/A (File No. 001-34620)	June 24, 2021
10.8#*	Amended and Restated Non-employee Director Compensation Policy, effective January 1, 2023

10.9#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009
10.11+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.11.1	Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013
10.12+	Commercial Agreement, dated as of January 31, 2017, by and among Allergan USA, Inc., Forest Laboratories, LLC and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017
10.13+	License Agreement, dated as of April 30, 2009, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.13.1+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 8, 2013
10.13.2+	Amendment to the License Agreement, dated as of October 26, 2015, by and between Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016
10.13.3+	Amendment to the License Agreement dated as of January 31, 2017, by and between Allergan Pharmaceuticals International Ltd., and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017
10.14+	Novation Agreement, dated as of October 26, 2015, by and among Almirall, S.A., Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016
10.15++	Amended and Restated License Agreement, dated as of August 1, 2019, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc.	Current Report on Form 8-K (File No. 001-34620	August 1, 2019
10.15.1+	Amendment to the Amended and Restated License Agreement, dated as of January 8, 2021, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 17, 2021

10.16++	Amended and Restated License and Collaboration Agreement, dated as of September 16, 2019, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Current Report on Form 8-K (File No. 001-34620)	September 18, 2019
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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on the 16th day of February 2023.

Ironwood Pharmaceuticals, Inc.
By:	/s/ Thomas Mccourt
Thomas McCourt
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas McCourt	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023
Thomas McCourt

/s/ Sravan k. Emany	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 16, 2023
Sravan K. Emany

/s/ Ronald Silver	Vice President, Corporate Controller (Principal Accounting Officer)	February 16, 2023
Ronald Silver

/s/ Julie H. McHugh	Chair of the Board	February 16, 2023
Julie H. McHugh

/s/ Mark Currie	Director	February 16, 2023
Mark Currie

Director
Alexander Denner

/s/ Andrew Dreyfus	Director	February 16, 2023
Andrew Dreyfus

/s/ Jon Duane	Director	February 16, 2023
Jon Duane

/s/ Marla Kessler	Director	February 16, 2023
Marla Kessler

/s/ Catherine Moukheibir	Director	February 16, 2023
Catherine Moukheibir

/s/ Jay P. Shepard	Director	February 16, 2023
Jay P. Shepard

Index to Consolidated Financial Statements of
Ironwood Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ironwood Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible senior notes in 2022 due to the adoption of ASU 2020-06.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Collaboration Agreement for North America with AbbVie Inc.
Description of the Matter

Revenue recognized from the Collaboration Agreement for North America with AbbVie Inc. (together with its affiliates, or “AbbVie”) was $398.8 million for the sale of LINZESS in the U.S. for the year ended December 31, 2022. As discussed in Note 4 to the consolidated financial statements, the Company generates the majority of its revenue from a collaboration arrangement with AbbVie related to linaclotide (LINZESS). The Company records its share of the net profits or net losses from the sale of LINZESS in the U.S., less commercial expenses, and presents the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable.

Auditing revenue recognition under the AbbVie collaboration was especially challenging and required significant auditor judgment because the Company relies on AbbVie for timely and accurate information regarding net profits realized from the sale of LINZESS in the U.S. Management uses the information received from AbbVie, which includes net revenues from sales of LINZESS in the U.S. and related costs, to record its collaboration revenue. Certain of such information provided by AbbVie are determined by AbbVie by using estimates and judgments, which could be adjusted based on actual results in the future.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its collaboration revenue process, including controls over the Company’s evaluation of the completeness and accuracy of information related to net sales of LINZESS provided from AbbVie.

Our audit procedures included, among others, inspecting reported information provided by AbbVie to the Company related to the net profits realized from the sale of LINZESS in the U.S. We analyzed the gross sales and certain adjustments to arrive at net sales, cost of goods sold, and related costs contributing to Ironwood’s share of net profits and compared current period results to historical trends. We also tested settlement payments received by the Company throughout the year. In addition, we confirmed directly with AbbVie the collaborative arrangement revenue for the year ended December 31, 2022 related to the sale of LINZESS in the U.S. as well as the amounts due to the Company as of December 31, 2022.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Boston, Massachusetts

February 16, 2023

Ironwood Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$656,203	$620,129
Accounts receivable, net	115,458	114,042
Prepaid expenses and other current assets	7,715	8,689
Restricted cash	1,250	1,250
Convertible note hedges	—	1,115
Total current assets	780,626	745,225
Restricted cash, net of current portion	485	485
Accounts receivable, net of current portion	14,589	23,998
Property and equipment, net	6,288	7,575
Operating lease right-of-use assets	14,023	15,350
Deferred tax assets	283,661	333,294
Other assets	847	1,000
Total assets	$1,100,519	$1,126,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$483	$935
Accrued research and development costs	5,258	15,896
Accrued expenses and other current liabilities	16,700	23,566
Current portion of operating lease liabilities	3,065	3,127
Current portion of convertible senior notes	—	116,858
Note hedge warrants	19	1,316
Total current liabilities	25,525	161,698
Operating lease obligations, net of current portion	16,599	18,484
Convertible senior notes, net of current portion	396,251	337,333
Other liabilities	9,766	3,501
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 154,026,949 shares issued and outstanding at December 31, 2022 and 500,000,000 shares authorized and 162,036,461 shares issued and outstanding at December 31, 2021	154	162
Additional paid-in capital	1,348,600	1,543,357
Accumulated deficit	(696,376)	(937,608)
Total stockholders’ equity	652,378	605,911
Total liabilities and stockholders’ equity	$1,100,519	$1,126,927

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Collaborative arrangements revenue	$410,596	$412,784	$381,545
Sale of active pharmaceutical ingredient	—	969	7,978
Total revenues	410,596	413,753	389,523
Operating expenses:
Cost of revenues	—	—	3,136
Research and development	44,265	70,405	88,062
Selling, general and administrative	115,994	111,133	140,003
Restructuring expenses	—	(44)	15,382
Total operating expenses	160,259	181,494	246,583
Income from operations	250,337	232,259	142,940
Other (expense) income:
Interest expense	(7,598)	(31,150)	(29,478)
Interest and investment income	9,501	726	1,504
Gain (loss) on derivatives	182	(1,178)	(6,129)
Other income	—	—	24
Other (expense) income, net	2,085	(31,602)	(34,079)
Income before income taxes	252,422	200,657	108,861
Income tax (expense) benefit	(77,357)	327,791	(2,685)
Net income and comprehensive income	$175,065	$528,448	$106,176

Net income per share—basic	$1.13	$3.26	$0.67
Net income per share—diluted	$0.96	$3.21	$0.66

Weighted average shares used in computing net income per share—basic:	154,366	162,245	159,427
Weighted average shares used in computing net income per share—diluted:	186,312	164,418	160,655

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity (deficit)
Balance at December 31, 2019	157,535,962	$158	$1,478,823	$(1,572,232)	$(93,251)
Issuance of common stock related to share-based awards and employee stock purchase plan	3,080,713	3	18,537	—	18,540
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	31,175	—	31,175
Net income	—	—	—	106,176	106,176
Balance at December 31, 2020	160,616,675	$161	$1,528,535	$(1,466,056)	$62,640
Issuance of common stock related to share-based awards and employee stock purchase plan	3,776,786	3	19,678	—	19,681
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	22,281	—	22,281
Repurchases of common stock	(2,357,000)	(2)	(27,137)	—	(27,139)
Net income	—	—	—	528,448	528,448
Balance at December 31, 2021	162,036,461	$162	$1,543,357	$(937,608)	$605,911
Cumulative effect adjustment upon adoption of ASU 2020-06, net of tax	—	—	(110,217)	66,167	(44,050)
Issuance of common stock related to share-based awards and employee stock purchase plan	2,756,841	3	11,787	—	11,790
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	27,048	—	27,048
Repurchases of common stock	(10,766,353)	(11)	(123,375)	—	(123,386)
Net income	—	—	—	175,065	175,065
Balance at December 31, 2022	154,026,949	$154	$1,348,600	$(696,376)	$652,378

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$175,065	$528,448	$106,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,418	1,523	3,564
Loss on disposal of property and equipment	2	93	470
Share-based compensation expense	27,048	22,281	31,175
Change in fair value of note hedge warrants	(1,297)	(10,772)	(12,172)
Change in fair value of convertible note hedges	1,115	11,950	18,301
Non-cash interest expense	1,853	23,935	22,263
Deferred income taxes (including benefit from valuation allowance release)	65,739	(333,294)	—
Changes in assets and liabilities:
Accounts receivable and related party accounts receivable, net	7,993	7,712	4,091
Prepaid expenses and other current assets	3,224	601	1,515
Inventory, net	—	—	648
Operating lease right-of-use assets	1,327	1,226	1,167
Other assets	153	(57)	(153)
Accounts payable, related party accounts payable, and accrued expenses	(8,116)	(2,644)	(7,523)
Accrued research and development costs	(10,638)	13,998	(1,058)
Operating lease liabilities	(1,947)	(1,835)	218
Deferred revenue	—	—	(875)
Other liabilities	10,824	(1,270)	1,029
Net cash provided by operating activities	273,763	261,895	168,836
Cash flows from investing activities:
Purchases of property and equipment	(136)	(265)	(1,842)
Net cash used in investing activities	(136)	(265)	(1,842)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	9,540	19,581	18,546
Payment on 2022 Convertible Notes	(120,699)	—	—
Repurchases of common stock	(126,394)	(24,131)	—
Net cash provided by (used in) financing activities	(237,553)	(4,550)	18,546
Net increase in cash, cash equivalents and restricted cash	36,074	257,080	185,540
Cash, cash equivalents and restricted cash, beginning of period	621,864	364,784	179,244
Cash, cash equivalents and restricted cash, end of period	$657,938	$621,864	$364,784

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$656,203	$620,129	$362,564
Restricted cash	1,735	1,735	2,220
Total cash, cash equivalents, and restricted cash	$657,938	$621,864	$364,784

Supplemental cash flow disclosure:
Cash paid for interest	$5,745	$7,216	$7,216
Cash paid for income taxes	$4,615	$3,452	$1,848
Non-cash investing and financing activities
Stock repurchases payable in accrued expenses	$—	$3,009	$—
Stock option exercise proceeds receivable in other current assets	$2,351	$101	$—

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (the “Company”) is a gastrointestinal (“GI”) healthcare company dedicated to advancing the treatment of GI diseases and redefining the standard of care for GI patients. The Company is focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging its demonstrated expertise and capabilities in GI diseases.

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

Outside of the U.S., the Company earns royalties as a percentage of net sales of products containing linaclotide as an active ingredient by the Company’s collaboration partners. AbbVie has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China (including Hong Kong and Macau), Japan and the countries and territories of North America (“the AbbVie License Territory”). In addition, AbbVie has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS. Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop, manufacture, and commercialize linaclotide in Japan. AstraZeneca AB (together with its affiliates) (“AstraZeneca”), the Company’s partner in China, has the exclusive right to develop, manufacture, and commercialize products containing linaclotide in China (including Hong Kong and Macau) (the “AstraZeneca License Territory”).

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

These and other agreements are more fully described in Note 4, Collaboration, License, and Other Agreements, to these consolidated financial statements.

The Company is also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, including interstitial cystitis / bladder pain syndrome (“IC/BPS”) and endometriosis.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries, as of December 31, 2022, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company currently operates in one reportable business segment – human therapeutics.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds, repurchase agreements, commercial paper, and corporate bonds. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was $650.2 million and $595.2 million at December 31, 2022 and 2021, respectively.

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s facility lease and vehicle lease agreements, in the amount of $1.7 million as of December 31, 2022 and 2021. The Company records as restricted cash the collateral used to secure these letters of credit. The amount of restricted cash in current assets and non-current assets was $1.3 million and $0.5 million, respectively, at December 31, 2022 and 2021.

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

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables relate primarily to amounts reimbursed under its collaboration, license, and other agreements. The Company believes that credit risks associated with these partners are not significant. The Company reviews the need for an allowance for credit losses for its receivables based on various factors including payment history and historical bad debt experience. The Company had no allowance for credit losses as of December 31, 2022 or 2021.

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

Accounts receivable primarily consist of amounts due under the linaclotide collaboration agreement with AbbVie for North America (Note 4). The Company does not obtain collateral for its accounts receivable. The Company previously reflected amounts due from Allergan plc (“Allergan”), net of amounts payable to Allergan, prior to its acquisition by AbbVie as related party accounts receivable, net. Following the acquisition of Allergan by AbbVie, the Company determined that AbbVie is not a related party to the Company (Note 15).

The percentages of revenue recognized from significant collaborative partners of the Company in the years ended December 31, 2022, 2021 and 2020 as well as the account receivable balances, net of any payables due, at December 31, 2022 and 2021 are included in the following table:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2022	2021	2022	2021	2020
Collaborative Partner:
AbbVie (North America and Europe)	80%	81%	98%	98%	96%

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact the Company’s income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits are classified as income tax expense in the Company’s consolidated statements of income.

Financing Costs

Financing costs include costs directly attributable to the Company’s offerings of its equity securities and its debt financings. Costs attributable to equity offerings are charged as a reduction to stockholders’ equity against the proceeds of the offering once the offering is completed. Costs attributable to debt financings are deferred and amortized to interest expense over the term of the debt using the effective interest method. In accordance with ASC Topic 835, Interest, the Company presents debt issuance costs on the balance sheet as a direct deduction from the associated debt liability.

Leases

The Company’s lease portfolio for the year ended December 31, 2022 included: an office lease for its headquarters location, vehicle leases for its salesforce representatives, and leases for computer and office equipment. The Company determines if an arrangement is a lease at the inception of the contract and determines the classification of its leases at lease commencement. The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s consolidated balance sheets. As of December 31, 2022, the Company did not record any finance leases.

Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The lease term used to measure the right-of-use asset and operating lease liability may include options to extend the lease when it is reasonably certain that the Company will exercise the option. The Company accounts for lease components and non-lease components together as a single lease component for the asset class of right-of-use real estate assets. The Company uses an incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments, if an implicit rate of return is not readily determinable. Operating lease right-of-use assets are adjusted for prepaid rent, initial direct costs, and lease incentives.

Right-of-use assets and operating lease liabilities are remeasured upon reassessment events and modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate at the time of remeasurement, as applicable.

Operating lease cost is recognized on a straight-line basis over the lease term, and includes amounts related to short-term leases. The Company has elected to not recognize lease terms with a term of twelve months or less on its balance sheet for all classes of underlying asset types. The Company recognizes variable lease payments as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company.

Derivative Assets and Liabilities

In June 2015, the Company issued 2.25% Convertible Senior Notes due June 15, 2022 (the “2022 Convertible Notes”), and in August 2019, the Company issued 0.75% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”), and 1.50% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”, and together with the 2022 Convertible Notes and the 2024 Convertible Notes, the “Convertible Senior Notes”). In connection with the issuance of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) and separate note hedge warrant transactions (the “Note Hedge Warrants”), with certain financial institutions (Note 9). In connection with the partial repurchase of the 2022 Convertible Notes in August 2019, the Company terminated its Convertible Note Hedges and Note Hedge Warrants proportionately. The Convertible Note Hedges terminated unexercised upon expiry in June 2022. These instruments are derivative financial instruments under ASC Topic 815, Derivatives and Hedging (“ASC 815”).

These derivatives are recorded as assets or liabilities at fair value each reporting date and the fair value is determined using the Black-Scholes option-pricing model. The changes in fair value are recorded as a component of other (expense) income in the consolidated statements of income. Significant inputs used to determine the fair value include the price per share of the Company’s Class A Common Stock, expected terms of the derivative instruments, strike prices of the derivative instruments, risk-free interest rates, and expected volatility of the Company’s Class A Common Stock. Changes to these inputs could materially affect the valuation of the derivative instruments.

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

Revenue Recognition

The Company’s revenues are generated primarily through collaborative arrangements and license agreements related to the research and development and commercialization of linaclotide. The terms of the collaborative research and development, license, co-promotion and other agreements contain multiple performance obligations which may include (i) licenses, (ii) research and development activities, including participation on joint steering committees, (iii) the manufacture of finished drug product, API, or development materials for a partner, which are reimbursed at a contractually determined rate, and (iv) education or co-promotion activities by the Company’s clinical sales specialists.

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

Collaboration, License, and Other Commercial Agreements

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

Net Profit or Net Loss Sharing

In accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”), the Company considers the nature and contractual terms of the arrangement and the nature of the Company’s business operations to determine the classification of payments under the Company’s collaboration agreements. While ASC 808 provides guidance on classification, the standard is silent on matters of separation, initial measurement, and recognition. Therefore, the Company applies the separation, initial measurement, and recognition principles of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), as applicable.

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

Sale of Active Pharmaceutical Ingredient

During the year ended December 31, 2020 the Company produced linaclotide API, finished drug product, finished goods, and/or development materials for certain of its partners. As of December 31, 2020, the Company was no longer responsible for the supply of linaclotide API, finished drug product, finished goods or development materials to its partners, though the Company may provide development materials to certain of its partners on a periodic basis. Sales of such development materials have been and are expected to continue to be immaterial.

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

Research and development expense includes up-front payment, non-contingent payment, and milestone payment obligations under the COUR Collaboration Agreement (Note 4). Expense is recognized when the obligation is determined to be probable.

Restructuring Expenses

Restructuring expenses are comprised primarily of costs associated with exit and disposal activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, and include one-time termination benefits and contract-related costs. Such costs are based on estimates of fair value in the period liabilities are incurred. The Company evaluates and adjusts these costs for changes in circumstances as additional information becomes available.

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

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility and expected term, among others. The fair value of stock awards, RSAs, and RSUs is based on the market value of the Company’s Class A Common Stock on the date of grant, with the exception of performance-based RSUs with market conditions, which are measured using the Monte Carlo simulation method on the date of grant (Note 12). Discounted stock purchases under the Company’s ESPP are valued on the first date of the offering period using the Black-Scholes option-pricing model to compute the fair value of the lookback provision plus the purchase discount.

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

Patent Costs

The Company incurred and recorded as operating expense legal and other fees related to patents of $1.3 million, $1.7 million, and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs were charged to selling, general and administrative expenses as incurred.

Net Income Per Share

Basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution beyond common shares for basic net income per share that could occur if securities or other contracts to issue common shares were exercised, converted into common shares, or resulted in the issuance of common shares that would have shared in the Company’s earnings.

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2022, but prior to the filing of the financial statements with the Securities and Exchange Commission (“SEC”) to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the year ended December 31, 2022 that had a material effect on its consolidated financial statements.

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

Interest expense recognized in subsequent periods is reduced as a result of accounting for convertible debt instruments as a single liability measured at amortized cost, with a decrease of $22.1 million of non-cash interest expense during the year ended December 31, 2022 compared to the year ended December 31, 2021 related to convertible debt instruments outstanding on the adoption date.

The adoption of ASU 2020-06 does not impact the Company’s liquidity or cash flows.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance in ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021.The Company adopted ASU 2021-04 as of January 1, 2022. The adoption of ASU 2021-04 did not have a material impact on the Company’s financial position and results of operations.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.

3. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$175,065	$528,448	$106,176
Add back interest expense, net of tax benefit, on assumed conversion of 2024 Convertible Notes	1,781	—	—
Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	2,668	—	—
Numerator used in computing net income per share — diluted	$179,514	$528,448	$106,176

Denominator:
Weighted average number of common shares outstanding used in computing net income per share — basic	154,366	162,245	159,427
Effect of dilutive securities:
Stock options	306	488	367
Time-based restricted stock units	1,375	1,422	766
Performance-based restricted stock units	282	146	1
Restricted stock	115	117	94
2024 Convertible Notes assumed conversion	14,934	—	—
2026 Convertible Notes assumed conversion	14,934	—	—
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income per share — diluted	186,312	164,418	160,655
Net income per share — basic	$1.13	$3.26	$0.67
Net income per share — diluted	$0.96	$3.21	$0.66

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	6,152	7,701	11,746
Restricted stock awards	—	—	2
Time-based restricted stock units	10	102	209
Performance-based restricted stock units	1,182	121	93
Note Hedge Warrants	8,318	8,318	8,318
2022 Convertible Notes	—	8,318	8,318
2024 Convertible Notes	—	14,934	14,934
2026 Convertible Notes	—	14,934	14,934
Total	15,662	54,428	58,554

Prior to the adoption of ASU 2020-06, the potentially dilutive impact of the Convertible Senior Notes (Note 9) was determined using the treasury stock method. Under this method, no numerator or denominator adjustments arose from the principal and interest components of the Convertible Senior Notes because the Company had the intent and ability to settle the Convertible Senior Notes’ principal and interest in cash. Instead, the Company was required to increase the diluted net income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net income per share purposes, the conversion spread obligation was calculated based on whether the average market price of the Company’s Class A Common Stock during the reporting period was in excess of the conversion price of the Convertible Senior Notes. There was no calculated spread added to the denominator for the years ended December 31, 2021 or 2020.

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

There was no dilutive impact of the 2022 Convertible Notes for the year ended December 31, 2022 because the Company had elected prior to the beginning of the period to settle the conversion of 2022 Convertible Notes, if any, with a combination settlement of a cash payment equal to the principal value of converted notes and shares of Class A Common Stock equal to the conversion value in excess of the principal value, if any. Accordingly, interest expense was not removed from the numerator and there was no calculated spread added to the denominator because the average market price of the Company’s Class A common stock during the portion of each period in which the 2022 Convertible Notes were outstanding was not in excess of the conversion price.

4. Collaboration, License, and Other Agreements

For the year ended December 31, 2022, the Company had linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The Company also had an agreement with Alnylam Pharmaceuticals, Inc (“Alnylam”) to perform disease awareness activities for acute hepatic porphyria (“AHP”) and sales detailing activities for GIVLAARI® (givosiran). The following table provides amounts included in the Company’s consolidated statements of income as collaborative arrangements revenue and sale of API primarily attributable to transactions from these arrangements (in thousands):

	Year Ended December 31,
Collaborative Arrangements Revenue	2022	2021	2020
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$401,498	$403,085	$370,902
AbbVie (Europe and other)	2,444	2,558	2,196
AstraZeneca (China, including Hong Kong and Macau)	635	743	682
Astellas (Japan)	2,001	2,232	2,128
Other Agreements:
Alnylam (GIVLAARI)	2,194	2,411	4,302
Other	1,824	1,755	1,335
Total collaborative arrangements revenue	$410,596	$412,784	$381,545
Sale of API
Linaclotide Agreements:
Astellas (Japan)	$—	$149	$2,017
AstraZeneca (China, including Hong Kong and Macau)	—	597	5,540
Other	—	223	421
Total sale of API	$—	$969	$7,978

Accounts receivable, net, included $130.0 million and $138.0 primarily related to collaborative arrangements revenue and sale of API, collectively, as of December 31, 2022 and 2021, respectively. Accounts receivable, net, included $104.4 million and $112.2 million due from the Company’s partner, AbbVie, net of $4.0 million and $5.0 million of accounts payable at December 31, 2022 and 2021, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the years ended December 31, 2022, 2021, or 2020.

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

During the years ended December 31, 2022, 2021 and 2020, the Company incurred $8.0 million, $8.2 million, and $20.1 million in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $8.9 million, $11.5 million, and $5.6 million in incremental research and development costs during the years ended December 31, 2022, 2021, and 2020, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The Company evaluated its collaboration arrangement for North America with AbbVie and concluded that all development-period performance obligations had been satisfied as of September 2012. The Company has determined that there are three remaining commercial-period performance obligations, which include the sales detailing of LINZESS, participation in the joint commercialization committee, and approved additional trials. The consideration remaining includes cost reimbursements in the U.S. and net profit and loss sharing payments based on net sales in the U.S. Additionally, the Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Royalties and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, as these payments relate predominately to the license granted to AbbVie. The Company records royalty revenue in the period earned based on royalty reports from its partner, if available, or based on the projected sales and historical trends. The cost reimbursements received from AbbVie during the commercialization period will be recognized as earned in accordance with the right-to-invoice practical expedient, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

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

The Company recognized collaborative arrangements revenue from the AbbVie collaboration agreement for North America during the years ended December 31, 2022, 2021, and 2020 as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$398,767	$400,371	$368,603
Royalty revenue	2,731	2,714	2,299
Total collaborative arrangements revenue	$401,498	$403,085	$370,902

The Company incurred $34.3 million, $30.3 million, and $39.9 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the years ended December 31, 2022, 2021, and 2020, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $2.7 million, $2.7 million, and $2.3 million of combined royalty revenues from Canada and Mexico during the years ended December 31, 2022, 2021, and 2020, respectively.

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

The Company recognized $2.4 million, $2.6 million and $2.2 million of royalty revenue from the Amended European License Agreement during the years ended December 31, 2022, 2021, and 2020, respectively.

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

During the year ended December 31, 2022, the Company recognized $2.0 million in collaborative arrangements revenue related to royalties.

During the year ended December 31, 2021, the Company recognized $2.2 million in collaborative arrangements revenue related to royalties, and $0.2 million from the sale of API to Astellas under the Amended Astellas License Agreement.

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

During the year ended December 31, 2022, the Company recognized $0.6 million in collaborative arrangements revenue related to the Amended AstraZeneca Agreement related to royalties.

During the year ended December 31, 2021, the Company recognized $0.7 million in collaborative arrangements revenue related to the Amended AstraZeneca Agreement, of which $0.5 million related to royalties and $0.2 million related to services provided under a transition services agreement, and recognized $0.6 million in sales of API relating to the supply of development material.

During the year ended December 31, 2020, the Company recognized $0.7 million in collaborative arrangements revenue related to the Amended AstraZeneca License, of which $0.6 million related to services provided under a transition services agreement and $0.1 million related to royalties, and recognized $5.5 million of sales of API relating to the supply of linaclotide finished drug product and finished goods under a commercial supply agreement.

The Company is entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $25.0 million remained outstanding at December 31, 2022. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets. The significant financing component of the transaction was $2.6 million and is recognized as interest income through 2024 using the effective interest method. At December 31, 2022, the current portion and non-current portion of the non-contingent receivable due from AstraZeneca was $10.0 million and $14.6 million, respectively. At December 31, 2021, the non-contingent receivable due from AstraZeneca was $24.0 million and was classified as non-current.

Other Collaboration and License Agreements

Collaboration and License Option Agreement with Cour

In November 2021, the Company entered into the COUR Collaboration Agreement, pursuant to which the Company has been granted an option (the “Option”) to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle (“CNP-104”) for the treatment of primary biliary cholangitis. COUR has initiated a clinical study to evaluate the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 in PBC patients, with early data assessing T-cell response from patients enrolled in the clinical study expected in the second half of 2023. We expect that such early data will inform timing of topline data readout.

Pursuant to the terms of the COUR Collaboration Agreement, the Company made an upfront, non-refundable payment of $6.0 million to COUR during the year ended December 31, 2021, and agreed to pay $13.5 million in non-contingent payments and milestone payments in connection with certain development activities and regulatory milestones. After reviewing the data from the clinical study for CNP-104, if the Company exercises the Option, the Company will pay COUR $35.0 million in exchange for the license. Upon commercialization, COUR will be eligible to receive commercial milestone payments of up to $440.0 million over the term of the agreement and royalties in the high-single digits to low-double digits percentage of the aggregated annual net sales in the U.S. of products containing CNP-104.

During the year ended December 31, 2021, the Company recognized research and development expense totaling $19.5 million related to the up-front payment, non-contingent payment, and milestone payments for which payment is probable to occur. At December 31, 2022 and 2021, payment obligations of $3.8 million and $13.5 million, respectively, were included in accrued research and development costs related to the COUR Collaboration Agreement.

Other Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, the Company and Alnylam entered into a disease education and promotional agreement (the “Alnylam Agreement”) for Alnylam’s GIVLAARI for the treatment of AHP. The Alnylam Agreement, as amended, was terminated in June 2021 with an effective termination date of September 30, 2021. Under the terms of the Alnylam Agreement, the Company’s sales force performed disease awareness activities and sales detailing activities for GIVLAARI. The Company remained eligible to receive royalties based on a percentage of net sales of GIVLAARI that are directly attributable to the Company’s promotional efforts through September 30, 2022, which was one year following the termination of the agreement.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized $2.2 million, $2.4 million and $0.8 million, respectively, in collaborative arrangements revenue related to royalties. During the year ended December 31, 2020, the Company recognized $3.5 million in collaborative arrangements revenue related to the service fees.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$250,313	$250,313	$—	$—
Repurchase agreements	261,075	—	261,075	—
Commercial paper	138,809	—	138,809	—
Restricted cash:
Money market funds	1,735	1,735	—	—
Total assets measured at fair value	$651,932	$252,048	$399,884	$—
Liabilities:
Note hedge warrants	$19	$—	$—	$19
Total liabilities measured at fair value	$19	$—	$—	$19

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$595,233	$595,233	$—	$—
Restricted cash:
Money market funds	1,735	1,735	—	—
Convertible note hedges	1,115	—	—	1,115
Total assets measured at fair value	$598,083	$596,968	$—	$1,115
Liabilities:
Note hedge warrants	$1,316	$—	$—	$1,316
Total liabilities measured at fair value	$1,316	$—	$—	$1,316

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at December 31, 2022 and 2021 are carried at amounts that approximate fair value due to their short-term maturities.

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

The following inputs were used in the fair market valuation of the Convertible Note Hedges as of December 31, 2021 and the Note Hedge Warrants as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	Note Hedge	Convertible	Note Hedge
	Warrants	Note Hedges	Warrants
Risk-free interest rate (1)	4.5%	0.2%	0.4%
Expected term	0.3	0.5	1.0
Stock price (2)	$12.39	$11.66	$11.66
Strike price (3)	$18.82	$14.51	$18.82
Common stock volatility (4)	27.1%	27.0%	32.2%
Dividend yield (5)	—%	—%	—%
(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected terms of the Convertible Note Hedges and the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the years ended December 31, 2022 and 2021, respectively.
(3)	As per the respective agreements for the Convertible Note Hedges and Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants are recorded at fair value at each reporting date and changes in fair value are recorded in other (expense) income, net within the Company's consolidated statements of income.

The following table reflects the change in the Company's Level 3 Convertible Note Hedges and Note Hedge Warrants from December 31, 2020 through December 31, 2022 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2020	$13,065	$(12,088)
Change in fair value, recorded as a component of gain (loss) on derivatives	(11,950)	10,772
Balance at December 31, 2021	$1,115	$(1,316)
Change in fair value, recorded as a component of gain (loss) on derivatives	(1,115)	1,297
Balance at December 31, 2022	$—	$(19)

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

The estimated fair value of the 2022 Convertible Notes was $125.2 million as of December 31, 2021. The estimated fair value of the 2024 Convertible Notes was $215.9 million and $221.9 million as of December 31, 2022 and 2021, respectively. The estimated fair value of the 2026 Convertible Notes was $219.0 million and $227.2 million as of December 31, 2022 and 2021, respectively.

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls with certain financial institutions. The Capped Calls cover 29,867,480 shares of Class A Common Stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes, and have a cap price of approximately $17.05 per share (Note 9). The strike price and cap price are subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity (deficit) and are not subsequently remeasured as long as the conditions for equity classification continue to be met (Note 9).

6. Leases

The Company’s lease portfolio for the year ended December 31, 2022 includes: an office lease for its current headquarters location, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s office lease and vehicle lease require letters of credit to secure the Company’s obligations under the lease agreements totaling $1.7 million and are collateralized by money market accounts recorded as restricted cash on the Company’s consolidated balance sheets as of December 31, 2022 and 2021.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$2,509	$2,520	$2,530
Short-term lease cost	1,070	960	1,420
Total lease cost	$3,579	$3,480	$3,950

Supplemental information related to leases for the periods reported is as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$3,114	$3,128	$1,146
Weighted-average remaining lease term of operating leases (in years)	7.3	8.3	9.3
Weighted-average discount rate of operating leases	5.8%	5.8%	5.8%

Summer Street Lease

In June 2019, the Company entered into a non-cancelable operating lease (the “Summer Street Lease”) for approximately 39,000 square feet of office space on the 23rd floor of 100 Summer Street, Boston, Massachusetts, which began serving as the Company’s headquarters in October 2019. The Summer Street Lease terminates on June 11, 2030 and includes a 2% annual rent escalation, free rent periods, a tenant improvement allowance, and an option to extend the term of the lease for an additional five years at a market base rental rate. The extension option is not included in the lease term used for the measurement of the lease, as it is not reasonably certain to be exercised. The lease expense, inclusive of the escalating rent payments and lease incentives, is recognized on a straight-line basis over the lease term.

At lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At December 31, 2022, the balances of the right-of-use asset and operating lease liability were $14.0 million and $19.7 million, respectively. At December 31, 2021, the balances of the right-of-use asset and operating lease liability were $15.3 million and $21.5 million, respectively.

Lease costs related to the Summer Street Lease recorded during each of the years ended December 31, 2022, 2021 and 2020 were $2.5 million.

Future minimum lease payments under the Summer Street Lease as of December 31, 2022 are as follows (in thousands):

2023	$3,066
2024	3,126
2025	3,189
2026	3,252
2027	3,317
2028 and thereafter	8,285
Total future minimum lease payments	24,235
Less: present value adjustment	(4,571)
Operating lease liabilities	19,664
Less: current portion of operating lease liabilities	(3,065)
Operating lease liabilities, net of current portion	$16,599

7. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Software	$5,414	$5,667
Leasehold improvements	7,407	7,407
Laboratory equipment	1,327	1,327
Furniture and fixtures	1,542	1,517
Computer and office equipment	1,362	1,285
	17,052	17,203
Less accumulated depreciation and amortization	(10,764)	(9,628)
	$6,288	$7,575

Depreciation expense of property and equipment was $1.4 million, $1.5 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2020, the Company recorded $1.2 million, in restructuring expenses in its consolidated statement of income related to the impairment of certain fixed assets as a result of its decision to discontinue IW-3718 development.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation and benefits	$12,268	$16,653
Restructuring liabilities	—	462
Stock repurchase	—	3,009
Other	4,432	3,442
Total accrued expenses and other current liabilities	$16,700	$23,566

As of December 31, 2022 and 2021, other accrued expenses of $4.4 million and $3.4 million were comprised primarily of $3.6 million and $2.7 million of uninvoiced vendor liabilities, respectively.

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

Upon the adoption of ASU 2020-06 on January 1, 2022, the equity component is no longer bifurcated from the liability component and each debt instrument is accounted for as a single liability measured at amortized cost. Accordingly, the unamortized debt discount as of the adoption date in the amount of $3.5 million was derecognized, resulting in an increase to the current portion of convertible senior notes and a decrease to stockholders’ equity. Additionally, there is no longer non-cash interest expense associated with the amortization of the original issue discount. During the years ended December 31, 2021 and 2020, the Company recognized $7.2 million and $6.6 million in non-cash interest expense, respectively, related to the debt discount.

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

Upon the adoption of ASU 2020-06 on January 1, 2022, the equity component is no longer bifurcated from the liability component and each debt instrument is accounted for as a single liability measured at amortized cost. Accordingly, the unamortized debt discount as of the adoption date in the amount of $22.3 million and $35.8 million for the 2024 Convertible Notes and 2026 Convertible Notes, respectively, was derecognized, resulting in an increase to the non-current portion of convertible senior notes and a decrease to stockholders’ equity. Additionally, there is no longer non-cash interest expense associated with the amortization of the original issue discount. During the years ended December 31, 2021 and 2020, the Company recognized $8.2 million and $7.8 million in non-cash interest expense, respectively, related to the debt discount for the 2024 Convertible Notes and $6.8 million and $6.4 million in non-cash interest expense, respectively, related to the debt discount for the 2026 Convertible Notes.

The Company’s outstanding balances for the convertible senior notes as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Liability component:
Principal:
2022 Convertible Notes	$—	$120,699
2024 Convertible Notes	200,000	200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt discount	—	(61,641)
Less: unamortized debt issuance costs	(3,749)	(4,867)
Net carrying amount	$396,251	$454,191
Equity component:
2022 Convertible Notes	—	19,807
2024 Convertible Notes	—	41,152
2026 Convertible Notes	—	51,350
Total equity component	$—	$112,309

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective annual interest rates of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through December 31, 2022 was 1.2% and 1.9%, respectively. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs. Prior to the adoption of ASU 2020-06, the effective annual interest rate calculation also included the amortization of the original issue discount.

The following table sets forth total interest expense recognized related to convertible senior notes during the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contractual interest expense	$5,745	$7,216	$7,216
Amortization of debt issuance costs	1,853	1,678	1,462
Amortization of debt discount	—	22,256	20,800
Total interest expense	$7,598	$31,150	$29,478

Future minimum payments under the convertible senior notes as of December 31, 2022, are as follows (in thousands):

2023	$4,500
2024	203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	412,750
Less: amounts representing interest	(12,750)
Less: unamortized debt issuance costs	(3,749)
Convertible senior notes balance	$396,251

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

In June 2022, the Convertible Note Hedges terminated unexercised upon expiry. The Note Hedge Warrants remain outstanding as of December 31, 2022.

The Convertible Note Hedges and Note Hedge Warrants are accounted for as derivative assets and liabilities, respectively, in accordance with ASC 815, and are remeasured to fair value at each reporting date (Note 5).

As of December 31, 2022, the Note Hedge Warrants were classified as current liabilities on the Company’s consolidated balance sheet. As of December 31, 2021, the Convertible Note Hedges and Note Hedge Warrants were classified as current assets and current liabilities, respectively, on the Company’s consolidated balance sheet.

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

10. Commitments and Contingencies

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

Other Funding Commitments

As of December 31, 2022, the Company has ongoing studies in various pre-clinical and clinical trial stages. The Company’s most significant clinical trial expenditures are to contract research organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2022 and 2021.

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

In January 2020, the Company and AbbVie entered into settlement agreements with Sandoz Inc. and Teva Pharmaceuticals, USA, Inc., (“Teva”), resolving patent litigation brought in response to the last outstanding abbreviated new drug applications seeking approval to market generic versions of LINZESS prior to the expiration of the Company’s and AbbVie’s applicable patents.

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

11. Stockholders’ Equity

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

Common Stock

The Company has one class of common stock (“Class A Common Stock”). Class A Common Stock is entitled to one vote per share. The Company has reserved, out of its authorized but unissued shares of Class A Common Stock, sufficient shares to effect the conversion of the convertible senior notes and the Note Hedge Warrants pursuant to the terms thereof (Note 9).

The Company’s stockholders are entitled to dividends if and when declared by the board of directors.

Share Repurchase Program

In May 2021, the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of the

Company’s Class A Common Stock. The Company completed the share repurchase program in May 2022 and retired the repurchased shares.

During the year ended December 31, 2022, the Company repurchased 10.8 million shares of Class A Common Stock at an aggregate purchase price of $123.4 million. For the overall program, under which repurchases commenced in December 2021, the Company repurchased 13.1 million shares of Class A Common Stock at an average price per share of $11.47.

12. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, RSAs, RSUs, and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	$1,471	$3,154	$7,680
Time-based restricted stock units	17,643	14,539	18,624
Performance-based restricted stock units	5,008	1,295	2,190
Restricted stock awards	2,439	2,684	1,886
Employee stock purchase plan	412	419	722
Stock awards	75	190	73
Total share-based compensation expense	$27,048	$22,281	$31,175

The following table summarizes the share-based compensation expense reflected in the consolidated statements of income (in thousands):

	Year Ended December 31,
	2022	2021	2020
Share-based compensation expense:
Research and development	$4,936	$4,849	$5,569
Selling, general and administrative	22,112	17,323	23,825
Restructuring expenses	—	109	1,781
Total share-based compensation expense included in operating expenses	27,048	22,281	31,175
Income tax benefit	1,644	—	—
Total share-based compensation expense, net of tax	$28,692	$22,281	$31,175

Restructuring expenses include modifications to share-based awards held by employees impacted by various workforce reductions (Note 16).

Stock Benefit Plans

As of December 31, 2022, the Company has the following active stock benefit plans pursuant to which awards are currently outstanding: the 2019 Equity Incentive Plan (the “2019 Equity Plan”), the Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) and the Amended and Restated 2010 Employee, Director, and Consultant Equity Incentive Plan (the “2010 Equity Plan”). At December 31, 2022, there were 11,790,625 shares available for future grant under the 2019 Equity Plan and the 2010 Purchase Plan.

2019 Equity Plan

During 2019, the Company’s stockholders approved the 2019 Equity Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. Under the 2019 Equity Plan, 10,000,000 shares of Class A Common Stock were initially reserved for issuance. Awards that are returned to the 2010 Equity Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2019 Equity Plan. Awards that expire, cancel, terminate, or are repurchased under the 2019 Equity Plan will no longer be available for future grant. As of December 31, 2022, 7,366,153 shares were available for future grant under the 2019 Equity Plan.

2010 Purchase Plan

During 2010, the Company’s stockholders approved the 2010 Purchase Plan, which gives eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. Each offering period is six months. There were 400,000 shares of common stock initially reserved for issuance pursuant to the 2010 Purchase Plan. The number of shares available for future grant under the 2010 Purchase Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 1,000,000 shares, (ii) 1% of the Class A shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors. As of December 31, 2022, there were 4,424,472 shares available for future grant under the 2010 Purchase Plan.

2010 Equity Plan

The 2010 Equity Plan provided for the granting of stock options, RSAs, RSUs, and other share-based awards to employees, officers, directors, consultants, or advisors of the Company. At December 31, 2022, there were no shares available for future grant under the 2010 Equity Plan.

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

A summary of restricted stock activity for the year ended December 31, 2022 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2021	263,260	$11.61
Granted	172,568	11.22
Vested	(246,710)	11.64
Forfeited	—	—
Unvested as of December 31, 2022	189,118	$11.22

The weighted-average grant date fair value per share of RSAs granted during the years ended December 31, 2022, 2021, and 2020 was $11.22, $11.67, and $10.16, respectively. The total fair value of RSAs that vested during the years ended December 31, 2022, 2021, and 2020 was $2.8 million, $2.5 million, and $1.9 million, respectively.

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

A summary of time-based RSU activity for the year ended December 31, 2022 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding as of December 31, 2021	3,864,108	$10.89
Granted	2,265,661	11.08
Vested and released	(1,327,573)	11.15
Forfeited	(512,051)	10.95
Outstanding as of December 31, 2022	4,290,145	$10.91

Amounts relating to time-based RSUs granted prior to the Separation of the Company’s soluble guanylate cycle business, and certain other assets and liabilities, into Cyclerion Therapeutics, Inc. (the “Separation) have not been adjusted to reflect the effect of the Separation on the Company’s stock price. For additional information related to the Separation, refer to Note 15, Related Parties, to these consolidated financial statements.

The weighted-average grant date fair value per share of time-based RSUs granted during the years ended December 31, 2022, 2021, and 2020 was $11.08, $10.40, and $11.59, respectively. The total fair value of time-based RSUs that vested during the years ended December 31, 2022, 2021, and 2020 was $14.8 million, $17.8 million, and $11.1 million, respectively.

Performance-based RSUs

Performance-based RSUs (“PSUs”) were granted to certain executives. PSUs vest upon the achievement of specified performance criteria over a two to three-year performance period, generally subject to the executive remaining in continuous service with the Company through the applicable vesting dates. The performance criteria applicable to the PSUs granted in 2020 were (i) gaining the U.S. FDA’s acceptance of one or more additional New Drug Applications through internal development or acquisition of development-stage or commercial-stage programs (“Pipeline PSUs”), (ii) achieving certain profitability metrics (“Profitability PSUs”) and (iii) realizing relative total shareholder return goals (the “Relative TSR PSUs”). PSUs granted in 2022 and 2021 consisted entirely of Relative TSR PSUs.

The fair value of Pipeline PSUs and Profitability PSUs is based on the market value of the Company's Class A Common Stock on the date of grant. The Relative TSR PSUs are valued using the Monte Carlo simulation method on the date of grant. The weighted average assumptions used to estimate the fair value of Relative TSR PSUs were as follows for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Fair value of common stock	$11.13	$11.39	$11.78
Expected volatility	41.7%	47.9%	53.3%
Expected term (in years)	2.8	2.6	2.8
Risk-free interest rate	1.6%	0.3%	1.0%
Expected dividend yield	—%	—%	—%

A summary of PSU activity for the year ended December 31, 2022 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of PSUs	Fair Value
Outstanding as of December 31, 2021	833,286	$14.06
Granted (1)	598,814	14.30
Vested and released	(151,859)	11.68
Forfeited	(111,470)	11.65
Outstanding as of December 31, 2022	1,168,771	$14.72
(1)	Includes an adjustment of 70,759 PSUs related to PSUs granted in prior years which vested during the year ended December 31, 2022 in excess of the target number of PSUs.

The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2022, 2021, and 2020 was $14.30, $14.65, and $12.48, respectively. The total fair value of PSUs that vested during the year ended December 31, 2022 was $1.7 million. No PSUs vested during the years ended December 31, 2021 and 2020.

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

The weighted average assumptions used to estimate the fair value of the stock options using the Black-Scholes option-pricing model were as follows for the year ended December 31, 2020:

Year Ended December 31, 2020
Expected volatility	46.6%
Expected term (in years)	6.1
Risk-free interest rate	1.5%
Expected dividend yield	—%

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

The weighted-average grant date fair value per share of options granted during the year ended December 31, 2020 was $5.89.

The following table summarizes stock option activity under the Company’s share-based compensation plans:

		Weighted-	Weighted-
	Number of	Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price(1)	Life	Value
			(in years)	(in thousands)
Outstanding at December 31, 2021	9,372,794	$12.30	3.51	$4,528
Granted	—	—	—	—
Exercised	(951,355)	10.88	—	—
Cancelled	(1,490,067)	13.04	—	—
Outstanding at December 31, 2022	6,931,372	12.34	3.32	5,786
Vested or expected to vest at December 31, 2022	6,929,248	12.34	3.32	5,782
Exercisable at December 31, 2022	6,877,104	12.35	3.30	5,709
(1)	Amounts relating to stock options granted prior to the Separation have not been adjusted to reflect the effect of the Separation on the Company’s stock price.

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $0.9 million, $2.7 million, and $3.5 million, respectively. The intrinsic value was calculated as the difference between the fair value of the Company’s Class A Common Stock at the date of exercise and the exercise price of the option issued.

The following table sets forth the Company's unrecognized share-based compensation expense, net of estimated forfeitures, as of December 31, 2022, by type of award and the weighted-average period over which that expense is expected to be recognized:

	Unrecognized	Weighted-Average
	Expense, Net	Remaining
	of Estimated	Recognition
	Forfeitures	Period
	(in thousands)	(in years)
Type of award:
Stock options with time-based vesting	$183	0.54
Restricted stock awards	968	0.45
Time-based restricted stock units	24,436	2.41
Performance-based restricted stock units	6,387	1.49

The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

13. Income Taxes

The components of the provision for (benefit from) income taxes during the years ended December 31, 2022, 2021, and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current taxes:
Federal	$—	$—	$—
State	11,618	5,503	2,685
Total current taxes	11,618	5,503	2,685

Deferred taxes:
Federal	52,191	(251,367)	—
State	13,548	(81,927)	—
Total deferred taxes	65,739	(333,294)	—

Income tax expense (benefit)	$77,357	$(327,791)	$2,685

During the year ended December 31, 2022, the Company recorded income tax expense of $77.4 million, comprised of non-cash tax expense of $73.4 million and cash tax expense of $4.0 million for state income taxes in certain states in which state taxable income exceeded available net operating losses. Due to the Company’s ability to utilize its net operating losses to offset federal taxable income and taxable income in many states, the majority of the Company’s tax provision is a non-cash tax expense until the Company’s net operating losses have been fully utilized. During the year ended December 31, 2021, the Company recorded income tax benefit of $327.8 million, which primarily pertains to the income tax benefit of $333.3 million related to the release of the valuation allowance on the majority of the Company’s tax attributes and other deferred tax assets, partially offset by $5.5 million of state income taxes in certain states in which the Company is unable to utilize net operating losses to fully offset taxable income. During the year ended December 31, 2020, the Company recorded $2.7 million in income tax expense related to state income taxes in certain states which had temporarily disallowed or only partially allow the use of net operating losses to offset taxable income. The Company did not record a provision for federal income taxes for the period ended December 31, 2020, as it offset taxable income with federal net operating losses and recorded a full valuation allowance against net deferred tax assets. The Company has not recorded a foreign tax provision as it has had cumulative net operating losses outside of the United States since inception.

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

A reconciliation of income taxes computed using the U.S. federal statutory rate of 21% to that reflected in the consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax expense using U.S. federal statutory rate	$53,009	$42,138	$22,861
Permanent differences	(290)	426	325
State income taxes, net of federal benefit	16,160	12,554	7,565
Executive compensation - Section 162(m)	2,654	695	1,718
Excess tax benefits	3,613	6,270	5,132
Fair market valuation of Note Hedge Warrants and Convertible Note Hedges	(50)	325	1,680
Tax credits	(252)	(9)	(3,149)
Expiring net operating losses and tax credits	1,087	491	1,991
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	2,581	123	(208)
Change in the valuation allowance	(1,155)	(390,804)	(35,230)
Income tax expense (benefit)	$77,357	$(327,791)	$2,685

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

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$88,769	$165,022
Tax credit carryforwards	59,290	60,125
Capitalized research and development	12,683	4,981
Share-based compensation	13,666	16,857
Basis difference on collaboration agreement for North America with AbbVie	95,460	78,194
Accruals and reserves	5,935	5,003
Basis difference on Convertible Notes	2,845	8,166
Intangible assets	5,299	5,396
Operating lease liability	5,337	5,971
Other	1,242	3,997
Total deferred tax assets	290,526	353,712
Deferred tax liabilities:
Basis difference on Convertible Notes	—	(11,960)
Operating lease right-of-use assets	(3,810)	(4,248)
Total deferred tax liabilities	(3,810)	(16,208)
Net deferred tax asset	286,716	337,504
Valuation allowance	(3,055)	(4,210)
Net deferred tax asset	$283,661	$333,294

On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets weighing positive and negative evidence to assess the recoverability of the deferred tax assets. During the year ended December 31, 2021, the Company reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence, including: continued strong prescription demand growth of LINZESS, continued profitability of a GI-focused business since completing the tax-free spin-off of Cyclerion, and expectations regarding future profitability. After assessing both the positive evidence and negative evidence, management determined it was more likely than not that the Company will realize the majority of its deferred tax assets and during the year ended December 31, 2021, released the majority of its valuation allowance for the deferred tax assets that are expected to be utilized in future years. As of December 31, 2022, the Company maintained a valuation allowance of $3.1 million on deferred tax assets not expected to be realized, related primarily to certain tax credits that are expected to expire prior to utilization.

The valuation allowance decreased by $1.2 million during the year ended December 31, 2022 primarily for certain tax credits that expired unused during 2022.

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

Subject to the limitations described below, at December 31, 2022, the Company had federal net operating loss carryforwards of $689.4 million, of which $559.8 million is subject to expiration between 2033 and 2038 and $129.6 million may be carried forward indefinitely. As of December 31, 2022, the Company had state net operating loss carryforwards of $509.5 million to offset future state taxable income, which is subject to expiration between 2032 and 2039. The Company also had tax credit carryforwards of $63.9 million as of December 31, 2022 to offset future federal and state income taxes, which is subject to expiration at various times through 2040.

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

The following table summarizes the changes in the Company’s unrecognized income tax benefits for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	December 31,
	2022	2021	2020
Balance at the beginning of the period	$84,606	$68,087	$53,099
Increases based on tax positions related to the current period	101,225	83,206	66,687
Decreases for tax positions in prior periods	(83,206)	(66,687)	(51,699)
Balance at the end of the period	$102,625	$84,606	$68,087

The Company had gross unrecognized tax benefits of $102.6 million, $84.6 million, and $68.1 million as of December 31, 2022, 2021 and 2020, respectively. Of the $102.6 million of total unrecognized tax benefits at December 31, 2022, $1.4 million would, if recognized, affect the Company’s effective tax rate, and the remaining amount would not affect the Company’s effective tax rate, as it relates to a temporary timing difference. Reserves for uncertain tax positions of $9.2 million and $2.9 million are recorded in other liabilities on the Company’s consolidated balance sheets as of December 31, 2022 and 2021, respectively.

The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, an insignificant amount of penalties have been accrued.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2019 through the present, although net operating losses generated from years prior to 2019 could be subject to examination and adjustments to the extent utilized in future years. There are currently no federal or state income tax audits in progress.

14. Defined Contribution Plan

The Ironwood Pharmaceuticals, Inc. 401(k) Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon employment. Subject to certain IRS limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company. During the years ended December 31, 2022 and 2021, the Company provided a matching contribution equal to the greater of: (a) 100% of employee contributions on the first 3% of eligible compensation and 50% of employee contributions on the next 3% of eligible compensation; or (b) 75% of the first $10,000 of employee contributions. During the year ended December 31, 2020, the Company provided a matching contribution of 75% of the employee’s contributions, up to $6,000 annually. During the years ended December 31, 2022, 2021, and 2020, the Company recorded $2.2 million, $2.2 million, and $1.8 million of expense related to its 401(k) company match, respectively.

15. Related Party Transactions

The Company previously reflected amounts due from and due to Allergan prior to its acquisition by AbbVie in May 2020 as related party receivables and payables, as appropriate. Following the acquisition of Allergan by AbbVie, the Company determined that AbbVie is not a related party to the Company.

On April 1, 2019, the Company completed the Separation of its soluble guanylate cyclase business, and certain other assets and liabilities, into Cyclerion. The Separation was effected by means of a distribution of all of the outstanding shares of common stock, with no par value, of Cyclerion through a dividend of Cyclerion’s common stock, to the Company’s stockholders of record as of the close of business on March 19, 2019. Prior to the Separation on April 1, 2019, Cyclerion was a wholly owned subsidiary of the Company. In connection with the Separation, the Company executed certain contracts with Cyclerion, whose President and Chief Scientific Officer at the time of the Separation became a member of the Company’s Board of Directors in April 2019. Pursuant to a development agreement with Cyclerion, Cyclerion provided the Company with certain research and development services with respect to certain of the Company’s products and product candidates. Services received were paid at a mutually agreed upon rate and development activities were governed by a joint steering committee comprised of representatives from both Cyclerion and the Company. The Company recorded $2.3 million in research and development expenses under the development agreement during the year ended December 31, 2020. As of December 31, 2020, the Company determined that Cyclerion was no longer considered a related party.

16. Workforce Reductions and Restructuring

In September 2020, the Company announced that one of its two identical Phase III trials evaluating IW-3718 in refractory GERD did not meet certain criteria, including the study’s primary endpoint of achieving a statistically significant improvement in heartburn severity. Based on these findings, the Company discontinued development of IW-3718. In connection with this decision, the Company reduced its workforce by approximately 100 full-time employees. This workforce reduction affected both field-based and home-office employees, including the relevant general and administrative support functions. The Company substantially completed the reduction in its workforce in the year ended December 31, 2020. The Company incurred $15.5 million for the year ended December 31, 2020, in restructuring expenses, primarily for severance, benefits and related costs related to this reduction in its workforce. Restructuring expenses during the year ended December 31, 2020 also included $1.2 million related to the impairment of certain fixed assets as a result of the Company’s decision to discontinue IW-3718 development. The Company incurred no restructuring expenses and an insignificant amount of restructuring expenses during the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce in September 2020 and related restructuring activities during the year ended December 31, 2022 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2021	Charges	Amount Paid	Adjustments	December 31, 2022
Employee severance, benefits and related costs	$462	$—	$(462)	$—	$—

The following table summarizes the accrued liabilities activity recorded in connection with the reductions in workforce and related restructuring activities during the year ended December 31, 2021 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2020	Charges	Amount Paid	Adjustments	December 31, 2021
Employee severance, benefits and related costs	$10,902	$1,025	$(10,611)	$(854)	$462
Contract related costs	5	48	(53)	—	—
Total	$10,907	$1,073	$(10,664)	$(854)	$462

17. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2022 and 2021. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2022
Total revenues	$97,529	$97,231	$108,637	$107,199	$410,596
Total cost and expenses	39,683	41,576	40,164	38,836	160,259
Other expense, net	(1,381)	(1,870)	1,434	3,902	2,085
Net income and comprehensive income	38,801	37,080	50,317	48,867	175,065
Net income per share—basic (1)	0.25	0.24	0.33	0.32	1.13
Net income per share—diluted (1)	0.21	0.21	0.28	0.27	0.96
(1)	Quarterly basic and diluted net income per share do not add to full fiscal year total due to rounding.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2021
Total revenues	$88,845	$104,031	$103,747	$117,130	$413,753
Total cost and expenses	43,447	38,933	38,576	60,538	181,494
Other expense, net	(5,040)	(10,726)	(5,499)	(10,337)	(31,602)
Net income and comprehensive income	39,926	391,303	55,845	41,374	528,448
Net income per share—basic	0.25	2.42	0.34	0.25	3.26
Net income per share—diluted	0.25	2.39	0.34	0.25	3.21