Form 10-Q
period 2023-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2023-05-04
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, there were 155,346,103 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom; the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.; the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners; the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide; our ability and the ability of our partners to secure and maintain adequate reimbursement for our products; our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements; the ability of our product candidates to meet existing or future regulatory standards; the safety profile and related adverse events of our products and our product candidates; the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor; our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements; our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies; the in-licensing or acquisition of externally discovered businesses, products or technologies, or other strategic transactions, including our option to acquire an exclusive license from COUR Pharmaceutical Development Company, Inc., or COUR, to research, develop, manufacture and commercialize in the U.S., products containing CNP-104 for the treatment of primary biliary cholangitis, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such strategic transactions; the timing of early data for CNP-104 and the expected usefulness thereof; our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting; our expectations as to costs and restructuring expenses related to our workforce reduction; and our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the capped call transactions described herein.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including those related to the effectiveness of development and commercialization efforts by us and our partners; preclinical and clinical development, manufacturing and formulation development of linaclotide, CNP-104 and our other product candidates; the risk that clinical programs and studies may not progress or develop as anticipated, including that studies are delayed or discontinued for any reason, such as safety, tolerability, enrollment, manufacturing, economic or other reasons; the risk that findings from our completed nonclinical and clinical studies may not be replicated in later studies; the risk that we or our partners are unable to obtain, maintain or manufacture sufficient LINZESS or our product candidates, or otherwise experience difficulties with respect to supply or manufacturing; the efficacy, safety and tolerability of linaclotide and our product candidates; the risk that the therapeutic opportunities for LINZESS or our product candidates are not as we expect; decisions by regulatory and judicial authorities; the risk we may never get additional patent protection for linaclotide and other product candidates, that patents for linaclotide or other products may not provide adequate protection from competition, or that we are not able to successfully protect such patents; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risk that we may elect to not exercise our option to acquire the exclusive license for CNP-104; the risk that the development of either CNP-104 and/or IW-3300 is not successful or that any of our product candidates is not successfully commercialized; outcomes in legal proceedings to protect or enforce the patents relating to our products and product candidates, including abbreviated new drug application litigation; the risk that financial and operating results may differ from our projections; developments in the intellectual property landscape; challenges from and rights of competitors or potential competitors; the risk that our planned investments do not have the anticipated effect on our company revenues; developments in accounting guidance or practice; Ironwood’s or AbbVie’s accounting practices, including reporting and settlement practices as between Ironwood and AbbVie; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the impact of the COVID-19 pandemic; and the additional risks identified under the heading “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 16, 2023. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$740,342	$656,203
Accounts receivable, net	115,749	115,458
Prepaid expenses and other current assets	9,033	7,715
Restricted cash	1,250	1,250
Total current assets	866,374	780,626
Restricted cash, net of current portion	485	485
Accounts receivable, net of current portion	—	14,589
Property and equipment, net	6,015	6,288
Operating lease right-of-use assets	13,674	14,023
Deferred tax assets	267,909	283,661
Other assets	820	847
Total assets	$1,155,277	$1,100,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$118	$483
Accrued research and development costs	2,874	5,258
Accrued expenses and other current liabilities	17,771	16,700
Current portion of operating lease liabilities	3,080	3,065
Note hedge warrants	—	19
Total current liabilities	23,843	25,525
Operating lease obligations, net of current portion	16,105	16,599
Convertible senior notes, net of current portion	396,653	396,251
Other liabilities	11,824	9,766
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 155,346,103 shares issued and outstanding at March 31, 2023 and 500,000,000 shares authorized and 154,026,949 shares issued and outstanding at December 31, 2022	155	154
Additional paid-in capital	1,357,359	1,348,600
Accumulated deficit	(650,662)	(696,376)
Total stockholders’ equity	706,852	652,378
Total liabilities and stockholders’ equity	$1,155,277	$1,100,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Collaborative arrangements revenue	$104,061	$97,529
Total revenues	104,061	97,529
Operating expenses:
Research and development	12,847	10,822
Selling, general and administrative	31,117	28,861
Total operating expenses	43,964	39,683
Income from operations	60,097	57,846
Other income (expense):
Interest expense	(1,527)	(2,341)
Interest and investment income	7,272	230
Gain on derivatives	19	730
Other income (expense), net	5,764	(1,381)
Income before income taxes	65,861	56,465
Income tax expense	(20,147)	(17,664)
Net income and comprehensive income	$45,714	$38,801

Net income per share—basic	$0.30	$0.25
Net income per share—diluted	$0.25	$0.21

Weighted average shares used in computing net income per share—basic:	154,452	157,821
Weighted average shares used in computing net income per share—diluted:	186,680	189,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2022	154,026,949	$154	$1,348,600	$(696,376)	$652,378
Issuance of common stock related to share-based awards	1,319,154	1	1,628	—	1,629
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,131	—	7,131
Net income	—	—	—	45,714	45,714
Balance at March 31, 2023	155,346,103	$155	$1,357,359	$(650,662)	$706,852

	Class A		Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	162,036,461	$162	$1,543,357	$(937,608)	$605,911
Cumulative effect adjustment upon adoption of ASU 2020-06, net of tax	—	—	(110,217)	66,167	(44,050)
Issuance of common stock related to share-based awards	1,087,966	1	1,520	—	1,521
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,089	—	6,089
Repurchases of common stock	(8,009,272)	(8)	(90,481)	—	(90,489)
Net income	—	—	—	38,801	38,801
Balance at March 31, 2022	155,115,155	$155	$1,350,268	$(832,640)	$517,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$45,714	$38,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	355
Share-based compensation expense	7,131	6,089
Change in fair value of note hedge warrants	(19)	(417)
Change in fair value of convertible note hedges	—	(313)
Non-cash interest expense	402	537
Deferred income taxes	17,052	14,708
Changes in assets and liabilities:
Accounts receivable, net	14,298	18,382
Prepaid expenses and other current assets	(3,669)	53
Operating lease right-of-use assets	349	322
Other assets	27	45
Accounts payable and accrued expenses	705	(7,117)
Accrued research and development costs	(2,384)	(10,454)
Operating lease liabilities	(479)	(483)
Other liabilities	758	3,616
Net cash provided by operating activities	80,171	64,124
Cash flows from investing activities:
Purchases of property and equipment	(13)	(9)
Net cash used in investing activities	(13)	(9)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,981	1,622
Repurchases of common stock	—	(92,495)
Net cash provided by (used in) financing activities	3,981	(90,873)
Net increase in cash, cash equivalents and restricted cash	84,139	(26,758)
Cash, cash equivalents and restricted cash, beginning of period	657,938	621,864
Cash, cash equivalents and restricted cash, end of period	$742,077	$595,106

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$740,342	$593,371
Restricted cash	1,735	1,735
Total cash, cash equivalents, and restricted cash	$742,077	$595,106

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

LINZESS® (linaclotide), the Company’s commercial product, is the first product approved by the United States Food and Drug Administration (the “U.S. FDA”) in a class of GI medicines called guanylate cyclase type C agonists (“GC-C agonists”) and is indicated for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”). LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States (the “U.S.”), Mexico and Saudi Arabia and to adult men and women suffering from IBS-C or chronic constipation in Japan and IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

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

These and other agreements are more fully described in Note 4, Collaboration, License, and Other Agreements, to these condensed consolidated financial statements.

The Company is also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, including interstitial cystitis/bladder pain syndrome (“IC/BPS”) and endometriosis.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 16, 2023 (the “2022 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2023, and the results of its operations for the three months ended March 31, 2023 and 2022, its statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Ironwood and its wholly-owned subsidiaries as of March 31, 2023, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH. All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2022 Annual Report on Form 10-K. During the three months ended March 31, 2023, the Company did not adopt any additional significant accounting policies.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2023 that had a material effect on its condensed consolidated financial statements.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the condensed consolidated financial statements upon future adoption.

3. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income	$45,714	$38,801
Add back interest expense, net of tax benefit, on assumed conversion of 2024 Convertible Notes	447	444
Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	668	666
Numerator used in computing net income per share — diluted	$46,829	$39,911

Denominator:
Weighted average number of common shares outstanding used in computing net income per share — basic	154,452	157,821
Effect of dilutive securities:
Stock options	250	324
Time-based restricted stock units	1,234	1,132
Performance-based restricted stock units	736	222
Restricted stock	126	166
Shares subject to issuance under Employee Stock Purchase Plan	14	7
2024 Convertible Notes assumed conversion	14,934	14,934
2026 Convertible Notes assumed conversion	14,934	14,934
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income per share — diluted	186,680	189,540
Net income per share — basic	$0.30	$0.25
Net income per share — diluted	$0.25	$0.21

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Stock options	5,046	6,890
Time-based restricted stock units	570	114
Performance-based restricted stock units	76	858
Note Hedge Warrants	8,318	8,318
Total	14,010	16,180

4. Collaboration, License and Other Agreements

The Company has linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The following table provides amounts included in the Company’s condensed consolidated statements of income as collaborative arrangements revenue attributable to transactions from these arrangements and other agreements (in thousands):

	Three Months Ended
	March 31,
Collaborative Arrangements Revenue	2023	2022
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$102,336	$94,901
AbbVie (Europe and other)	663	610
AstraZeneca (China, including Hong Kong and Macau)	91	192
Astellas (Japan)	391	523
Other Agreements:
Alnylam (GIVLAARI)	—	823
Other	580	480
Total collaborative arrangements revenue	$104,061	$97,529

Accounts receivable, net, included $115.7 million and $130.0 million primarily related to collaborative arrangements revenue as of March 31, 2023 and December 31, 2022, respectively. Accounts receivable, net, included $99.9 million and $104.4 million due from the Company’s partner, AbbVie, net of $4.4 million and $4.0 million of accounts payable, as of March 31, 2023 and December 31, 2022, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the three months ended March 31, 2023 and 2022.

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

During the three months ended March 31, 2023 and 2022, the Company incurred $1.3 million and $1.7 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $3.0 million and $2.4 million, in incremental research and development costs during the three months ended March 31, 2023 and 2022, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The Company recognized collaborative arrangements revenue from the AbbVie collaboration agreement for North America during the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$101,636	$94,319
Royalty revenue	700	582
Total collaborative arrangements revenue	$102,336	$94,901

The Company incurred $9.7 million and $8.7 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three months ended March 31, 2023 and 2022, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.7 million and $0.6 million of combined royalty revenues from Canada and Mexico during the three months ended March 31, 2023 and 2022, respectively.

License Agreement with AbbVie (All countries other than the countries and territories of North America, China (including Hong Kong and Macau), and Japan)

The Company has a license agreement with AbbVie to develop, manufacture and commercialize linaclotide in (i) Europe, and (ii) all other countries other than China (including Hong Kong and Macau), Japan, and the countries and territories of North America, or collectively the “Expanded Territory”, for the treatment of IBS-C, CIC and other GI conditions.

Under the license agreement, as amended, AbbVie is obligated to pay the Company, (i) royalties based on sales volume in Europe in the upper-teens percent, and (ii) on a country-by-country and product-by-product basis in the Expanded Territory, a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in Europe and the Expanded Territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. The license agreement also contains certain sales-based milestones and commercial launch milestones, which could total up to $42.5 million. The Company recognized $0.7 million and $0.6 million of royalty revenue during the three months ended March 31, 2023 and 2022, respectively.

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

The Company recognized $0.4 million and $0.5 million of royalty revenue during the three months ended March 31, 2023 and 2022, respectively.

Collaboration Agreement for China (including Hong Kong and Macau) with AstraZeneca

The Company has a collaboration agreement with AstraZeneca under which AstraZeneca has the exclusive right to develop, manufacture and commercialize products containing linaclotide in the AstraZeneca License Territory.

Under the collaboration agreement, AstraZeneca is required to pay tiered royalties to the Company at rates beginning in the mid-single-digit percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the AstraZeneca License Territory. The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three months ended March 31, 2023 and 2022, respectively.

The Company is entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $15.0 million remained outstanding at March 31, 2023. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets. The significant financing component of the transaction was $2.6 million and is recognized as interest income through 2024 using the effective interest method. At March 31, 2023, the non-contingent receivable due from AstraZeneca was $15.0 million and was classified as current. At December 31, 2022, the current portion and the non-current portion of the non-contingent receivable due from AstraZeneca were $10.0 million and $14.6 million, respectively.

Other Collaboration and License Agreements

Collaboration and License Option Agreement with COUR

In November 2021, the Company entered into the COUR Collaboration Agreement, pursuant to which the Company has been granted an option (the “Option”) to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle (“CNP-104”) for the treatment of primary biliary cholangitis (“PBC”). COUR has initiated a clinical study to evaluate the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 in PBC patients.

Pursuant to the terms of the COUR Collaboration Agreement, the Company made an upfront, non-refundable payment of $6.0 million to COUR during the year ended December 31, 2021, and agreed to pay $13.5 million in total non-contingent payments and milestone payments in connection with certain development activities and regulatory milestones. After reviewing the data from the clinical study for CNP-104, if the Company exercises the Option, the Company will pay COUR $35.0 million in exchange for the license. Upon commercialization, COUR will be eligible to receive commercial milestone payments of up to $440.0 million over the term of the agreement and royalties in the high-single digits to low-double digits percentage of the aggregated annual net sales in the U.S. of products containing CNP-104.

During the year ended December 31, 2021, the Company recognized research and development expense totaling $19.5 million related to the up-front payment, non-contingent payment, and milestone payments for which payment was probable to occur. At March 31, 2023 and December 31, 2022, payment obligations of $1.9 million and $3.8 million, respectively, were included in accrued research and development costs.

In April 2023, the Company and COUR executed an amendment to the COUR Collaboration Agreement, in which the Company agreed to pay a one-time, non-refundable, upfront payment of $6.0 million to COUR in exchange for the right to apply a credit of $6.6 million against future amounts due to COUR in connection with the exercise of the Option, commercial milestones, or royalties. In connection with such payment, COUR also granted the Company a right of first negotiation over certain additional potential research and development programs. The payment will be recognized as research and development expense in the second quarter of 2023.

Other Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, the Company and Alnylam Pharmaceuticals, Inc. (“Alnylam”) entered into a disease education and promotional agreement (the “Alnylam Agreement”) for Alnylam’s GIVLAARI (givosiran) for the treatment of acute hepatic porphyria.The Alnylam Agreement, as amended, was terminated in June 2021 with an effective termination date of September 30, 2021. Under the terms of the Alnylam Agreement, the Company’s sales force performed disease awareness activities and sales detailing activities for GIVLAARI. The Company remained eligible to receive royalties based on a percentage of net sales of GIVLAARI that are directly attributable to the Company’s promotional efforts through September 30, 2022, which was one year following the termination of the agreement. During the three months ended March 31, 2022, the Company recognized $0.8 million in royalty revenue.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$554,444	$554,444	$—	$—
Repurchase agreements	20,000	—	20,000	—
Commercial paper	129,200	—	129,200	—
Restricted cash:
Money market funds	1,735	1,735	—	—
Total assets measured at fair value	$705,379	$556,179	$149,200	$—
Liabilities:
Note hedge warrants	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$250,313	$250,313	$—	$—
Repurchase agreements	261,075	—	261,075	—
Commercial paper	138,809	—	138,809	—
Restricted cash:
Money market funds	1,735	1,735	—	—
Total assets measured at fair value	$651,932	$252,048	$399,884	$—
Liabilities:
Note hedge warrants	$19	$—	$—	$19
Total liabilities measured at fair value	$19	$—	$—	$19

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at March 31, 2023 and December 31, 2022 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Note Hedges and Note Hedge Warrants with Respect to 2022 Convertible Notes

The Company’s Convertible Note Hedges, which expired unexercised in June 2022, and Note Hedge Warrants, which expired unexercised in April 2023, were recorded as derivative assets and liabilities, respectively, and were classified as Level 3 measurements under the fair value hierarchy. These derivatives were not actively traded and were valued using the Black-Scholes option-pricing model, which required the use of subjective assumptions.

The following inputs were used in the fair market valuation of the Note Hedge Warrants as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Risk-free interest rate (1)	4.7%	4.5%
Expected term	0.1	0.3
Stock price (2)	$10.52	$12.39
Strike price (3)	$18.82	$18.82
Common stock volatility (4)	25.3%	27.1%
Dividend yield (5)	—%	—%

(1)	Based on U.S. Treasury yield curve, with terms commensurate with the expected term of the Note Hedge Warrants.
(2)	The closing price of the Company’s Class A Common Stock on the last trading days of the quarters ended March 31, 2023 and December 31, 2022, respectively.
(3)	As per the agreements for the Note Hedge Warrants.
(4)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(5)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants were recorded at fair value at each reporting date and changes in fair value were recorded in other income (expense), net within the Company’s condensed consolidated statements of income.

The following table reflects the change in the Company’s Level 3 Note Hedge Warrants from December 31, 2022 through March 31, 2023 (in thousands):

Balance at December 31, 2022	$(19)
Change in fair value, recorded as a component of gain on derivatives	19
Balance at March 31, 2023	$—

Convertible Senior Notes

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

The estimated fair value of the 2024 Convertible Notes was $200.1 million and $215.9 million as of March 31, 2023 and December 31, 2022, respectively. The estimated fair value of the 2026 Convertible Notes was $199.1 million and $219.0 million as of March 31, 2023 and December 31, 2022, respectively.

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

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$9,397	$12,268
Accrued interest	1,313	188
Other	7,061	4,244
Total accrued expenses and other current liabilities	$17,771	$16,700

As of March 31, 2023, other accrued expenses of $7.1 million were comprised primarily of $4.2 million of uninvoiced vendor liabilities and $2.7 million of state income taxes payable. As of December 31, 2022, other accrued expenses of $4.2 million were comprised primarily of $3.6 million of uninvoiced vendor liabilities.

7. Leases

The Company’s lease portfolio for the three months ended March 31, 2023 includes: an office lease for its current headquarters location, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s office lease and vehicle lease require letters of credit to secure the Company’s obligations under the lease agreements totaling $1.7 million and are collateralized by money market accounts recorded as restricted cash on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$627	$628
Short-term lease cost	271	260
Total lease cost	$898	$888

Supplemental information related to leases for the periods reported is as follows:

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$757	$789
Weighted-average remaining lease term of operating leases (in years)	7.2	8.1
Weighted-average discount rate of operating leases	5.8%	5.8%

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

At lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At March 31, 2023, the balances of the right-of-use asset and operating lease liability were $13.7 million and $19.2 million, respectively. At December 31, 2022, the balances of the right-of-use asset and operating lease liability were $14.0 million and $19.7 million, respectively.

Lease costs recorded during each of the three months ended March 31, 2023 and 2022 were $0.6 million.

Future minimum lease payments as of March 31, 2023 are as follows (in thousands):

2023(1)	$2,309
2024	3,126
2025	3,189
2026	3,252
2027	3,317
2028 and thereafter	8,285
Total future minimum lease payments	23,478
Less: present value adjustment	(4,293)
Operating lease liabilities	19,185
Less: current portion of operating lease liabilities	(3,080)
Operating lease liabilities, net of current portion	$16,105

(1) For the nine months ending December 31, 2023.

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

The Company accounts for each debt instrument as a single liability measured at amortized cost.

The Company’s outstanding balances for the convertible senior notes as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal:
2024 Convertible Notes	$200,000	$200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt issuance costs	(3,347)	(3,749)
Net carrying amount	$396,653	$396,251

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company incurred $9.0 million of debt issuance costs, which primarily consisted of initial purchaser’s discounts and legal and other professional fees. The debt issuance costs are reflected as a reduction in the carrying value of the convertible senior notes and recorded as interest expense over the life of the 2024 Convertible Notes and the 2026 Convertible Notes.

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective annual interest rates of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through March 31, 2023 were 1.2% and 1.9%, respectively. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to convertible senior notes during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Contractual interest expense	$1,125	$1,804
Amortization of debt issuance costs	402	537
Total interest expense	$1,527	$2,341

Future minimum payments under the convertible senior notes as of March 31, 2023, are as follows (in thousands):

2023(1)	$4,500
2024	203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	412,750
Less: amounts representing interest	(12,750)
Less: unamortized debt issuance costs	(3,347)
Convertible senior notes balance	$396,653

(1) For the nine months ending December 31, 2023.

Convertible Note Hedge and Note Hedge Warrant Transactions with Respect to 2022 Convertible Notes

To minimize the impact of potential dilution to the Company’s Class A common stockholders upon conversion of the 2022 Convertible Notes, the Company entered into the Convertible Note Hedges. The Convertible Note Hedges had an exercise price of $14.51 per share and covered 23,135,435 shares. If the 2022 Convertible Notes had been converted and the price of the Company’s Class A Common Stock was above the exercise price of the Convertible Note Hedges, the counterparties were obligated to deliver shares of the Company’s Class A Common Stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s Class A Common Stock at the conversion date and the exercise price, multiplied by the number of shares of the Company’s Class A Common Stock related to the Convertible Note Hedge being exercised. In June 2022, the Convertible Note Hedges terminated unexercised upon expiry.

Concurrently with entering into the Convertible Note Hedges, the Company sold Note Hedge Warrants to the Convertible Note Hedge counterparties to acquire shares of the Company’s Class A Common Stock. An aggregate of 23,135,435 shares underlie the Note Hedge Warrants and each warrant has a strike price of $18.82 per share, subject to customary anti-dilution adjustments. The Note Hedge Warrants were exercisable over the 150-trading day period beginning on September 15, 2022. In April 2023, the Note Hedge Warrants terminated unexercised upon expiry.

The Convertible Note Hedges and the Note Hedge Warrants are separate transactions entered into by the Company and were not part of the terms of the 2022 Convertible Notes. The Company paid $91.9 million for the Convertible Note Hedges and received $70.8 million for the Note Hedge Warrants, resulting in a net cost to the Company of $21.1 million.

The Convertible Note Hedges and Note Hedge Warrants were accounted for as derivative assets and liabilities, respectively, in accordance with ASC 815, and remeasured to fair value at each reporting date (Note 5).

As of March 31, 2023 and December 31, 2022, the Note Hedge Warrants were classified as current liabilities on the Company’s condensed consolidated balance sheet.

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

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Share-based compensation expense:
Research and development	$1,355	$1,158
Selling, general and administrative	5,776	4,931
Total share-based compensation expense included in operating expenses	7,131	6,089
Income tax benefit (expense)	297	(720)
Total share-based compensation expense, net of tax	$7,428	$5,369

10. Share Repurchase Plan

In May 2021, the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of the Company’s Class A Common Stock. The Company completed the share repurchase program in May 2022 and retired the repurchased shares.

During the three months ended March 31, 2022, the Company repurchased 8.0 million shares of Class A Common Stock at an aggregate cost of $90.5 million. For the overall program, under which repurchases commenced in December 2021, the Company repurchased 13.1 million shares of Class A Common Stock at an average price per share of $11.47.

11. Income Taxes

The income tax provision during interim periods is computed by applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus adjustments for significant unusual or infrequently occurring items, in accordance with ASC 740-270, Income Taxes – Interim Reporting.

During the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $20.1 million and $17.7 million, respectively. Due to the Company's ability to offset its pre-tax income against net operating losses, the majority of its tax provision is expected to represent a non-cash expense until its net operating losses have been fully utilized.

12. Subsequent Events

In April 2023, the Company initiated a reduction in workforce of approximately 10% of its headquarters-based personnel in an effort to further strengthen the operational efficiency of the organization, and expects to substantially complete the workforce reduction during the second quarter of 2023. The Company estimates that it will incur $3.0 million to $5.5 million in restructuring expenses in connection with the workforce reduction, primarily for one-time severance and benefit costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 16, 2023, or the 2022 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Note Regarding Forward-Looking Statements,” in this Quarterly Report on Form 10-Q and under “Part I, Item 1A—Risk Factors” in our 2022 Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a gastrointestinal, or GI, healthcare company dedicated to advancing the treatment of GI diseases and redefining the standard of care for GI patients. We are focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, or GC-C agonists, and is indicated for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., Mexico, and Saudi Arabia, IBS-C or chronic constipation in Japan, and IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie Inc. (together with its affiliates), or AbbVie, in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca AB (together with its affiliates), or AstraZeneca, in China (including Hong Kong and Macau) and Astellas Pharma Inc., or Astellas, in Japan. We also aim to leverage our leading development and commercialization capabilities in GI to bring additional treatment options to GI patients; for example, in November 2021, we entered into a collaboration and license option agreement, or the COUR Collaboration Agreement, with COUR Pharmaceutical Development Company, Inc., or COUR, that grants us an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle, for the treatment of primary biliary cholangitis, or PBC. We are also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as interstitial cystitis/bladder pain syndrome, or IC/BPS, and endometriosis.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019, we incurred net losses in each year since inception. For the three months ended March 31, 2023 and 2022, we recorded net income of $45.7 million and $38.8 million, respectively. As of March 31, 2023, we had an accumulated deficit of $650.7 million. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. In September 2022, we announced positive topline data from a Phase III clinical trial evaluating linaclotide 72 mcg in pediatric patients aged 6-17 years with functional constipation, or FC. The trial met its primary and secondary endpoints, demonstrating that linaclotide 72 mcg improved frequency of spontaneous bowel movements and stool consistency. Linaclotide was generally well-tolerated, and the safety profile is consistent with previously reported studies with linaclotide in FC and irritable bowel syndrome in pediatric patients. In December 2022, we and AbbVie submitted an sNDA to the U.S. FDA seeking approval of a new indication of linaclotide for FC in that age group. In February 2023, the U.S. FDA granted priority review to our sNDA and assigned a Prescription Drug User Fee Act, or PDUFA, date of June 14, 2023. There are currently no U.S. FDA approved prescription pediatric therapies for functional constipation. The safety and effectiveness of LINZESS in patients less than 18 years of age have not been established. Additional clinical pediatric programs in IBS-C and FC are ongoing.

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

IW-3300. We are developing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, including IC/BPS and endometriosis. We successfully completed Phase I studies to evaluate the safety and tolerability of IW-3300 in healthy volunteers and are continuing the Phase II proof of concept study in IC/BPS.

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

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2023 and 2022, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended
	March 31,
	2023	2022
Linaclotide(1)	$5,435	$4,597
IW-3718	—	153
IW-3300	4,050	3,450
CNP-104	486	135
Early research and development	2,876	2,487
Total research and development expenses	$12,847	$10,822
(1)	Includes linaclotide in all indications, populations and formulations.

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

As a result of the factors discussed above, including the factors discussed under “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under “Part I, Item 1A – Risk Factors” in our 2022 Annual Report on Form 10-K, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

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

Interest Expense. Interest expense consists primarily of cash and non-cash interest costs related to our convertible senior notes. Non-cash interest expense consists of amortization of debt issuance costs.

Interest and Investment Income. Interest and investment income consists of interest earned on our cash and cash equivalents, as well as significant financing components of payments due from collaboration partners.

Gain on Derivatives. In June 2015, we issued 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes, and in August 2019, we issued 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes (together with the 2024 Convertible Notes, the Convertible Senior Notes). In connection with the issuance of our 2022 Convertible Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges, and separate note hedge warrant transactions, or the Note Hedge Warrants, with certain financial institutions. Gain on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded at fair value at each reporting date and changes in fair value are recorded in our condensed consolidated statements of income. The Convertible Note Hedges and Note Hedge Warrants terminated unexercised upon expiry in June 2022 and April 2023, respectively. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 8, Notes Payable, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies as reported in our 2022 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Revenues:
Collaborative arrangements revenue	$104,061	$97,529
Total revenues	104,061	97,529
Operating expenses:
Research and development	12,847	10,822
Selling, general and administrative	31,117	28,861
Total operating expenses	43,964	39,683
Income from operations	60,097	57,846
Other income (expense):
Interest expense	(1,527)	(2,341)
Interest and investment income	7,272	230
Gain on derivatives	19	730
Other income (expense), net	5,764	(1,381)
Income before income taxes	65,861	56,465
Income tax expense	(20,147)	(17,664)
Net income	$45,714	$38,801

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenues

	Three Months Ended
	March 31,		Change
	2023	2022	$

	(in thousands)
Revenues:
Collaborative arrangements revenue	$104,061	$97,529	$6,532
Total revenues	$104,061	$97,529	$6,532

Collaborative Arrangements Revenue. The increase in collaborative arrangements revenue of $6.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily related to a $7.3 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven by increased prescription demand, partially offset by decreased net price and inventory channel fluctuations.

Operating Expenses

	Three Months Ended
	March 31,		Change
	2023	2022	$

	(in thousands)
Operating expenses:
Research and development	$12,847	$10,822	$2,025
Selling, general and administrative	31,117	28,861	2,256
Total operating expenses	$43,964	$39,683	$4,281

Research and Development Expense. The increase in research and development expense of $2.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily related to an increase of $0.6 million in external development costs related to IW-3300, an increase of $0.5 million in linaclotide costs, and an increase of $0.5 million in compensation, benefits, and other employee-related expenses.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased by $2.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $1.7 million increase in compensation, benefits, and other employee-related expenses and a $0.6 million increase in professional services.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2023	2022	$

	(in thousands)
Other income (expense):
Interest expense	$(1,527)	$(2,341)	$814
Interest and investment income	7,272	230	7,042
Gain on derivatives	19	730	(711)
Total other income (expense), net	$5,764	$(1,381)	$7,145

Interest Expense. Interest expense decreased by $0.8 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a $0.7 million decrease in coupon interest expense associated with the 2022 Convertible Notes, which were fully repaid upon maturity in June 2022.

Interest and Investment Income. Interest and investment income increased by $7.0 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily from an increase in investment interest rates and investment balances.

Gain on Derivatives. For the three months ended March 31, 2023, we recorded an insignificant gain on derivatives resulting from a decrease in the fair value of the Note Hedge Warrants. For the three months ended March 31, 2022, we recorded a gain on derivatives of $0.7 million resulting from a $0.3 million increase in the fair value of the Convertible Note Hedges and a $0.4 million decrease in the fair value of the Note Hedge Warrants.

Income Tax Expense. For the three months ended March 31, 2023 and 2022, we recorded income tax expense of $20.1 million and $17.7 million, respectively. Due to our ability to utilize our net operating losses to offset federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense until our net operating losses have been fully utilized.

Liquidity and Capital Resources

As of March 31, 2023, we had $740.3 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds, repurchase agreements, and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

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

In May 2021, the board of directors authorized a program to repurchase up to $150.0 million of our Class A Common Stock. The program was completed in May 2022 and the repurchased shares were retired. During the three months ended March 31, 2022, the Company repurchased 8.0 million shares of Class A Common Stock at an aggregate cost of $90.5 million.

Sources of Liquidity

Until the year ended December 31, 2019, we had incurred losses since our inception in 1998 and we had an accumulated deficit of $650.7 million as of March 31, 2023. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of March 31, 2023, our debt is comprised of $400.0 million aggregate principal amount of convertible notes, due at various dates between 2024 and 2026. Refer to Note 8, Notes Payable, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$80,171	$64,124
Investing activities	(13)	(9)
Financing activities	3,981	(90,873)
Net increase (decrease) in cash, cash equivalents and restricted cash	$84,139	$(26,758)

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations. Net cash inflows for the three months ended March 31, 2023 and 2022 were $80.2 million and $64.1 million, respectively, and are primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for each of the three months ended March 31, 2023 and 2022 was insignificant and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 totaled $4.0 million and was generated from proceeds from the exercise of stock options. Cash used in financing activities for the three months ended March 31, 2022 totaled $90.9 million and resulted from $92.5 million of share repurchases, partially offset by $1.6 million of proceeds from the exercise of stock options.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, and invest in building our pipeline through internal or external opportunities, including potential payments associated with exercising the Option under the COUR Collaboration Agreement. We believe that our cash on hand as of March 31, 2023 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying revenue expectations and estimates regarding the costs to develop, obtain regulatory approval for, and commercialize linaclotide in the U.S., as well as our expectations regarding revenue from Astellas for Japan and AstraZeneca for China (including Hong Kong and Macau), and our goal to generate and maintain positive cash flows, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed under the headings “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under “Part I, Item 1A—Risk Factors” in our 2022 Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our 2022 Annual Report on Form 10-K and Note 2, Summary of Significant Accounting Policies, appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, including collateralized reverse repurchase agreements, and money market instruments, as well as commercial paper and corporate bonds. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

To minimize the impact of potential dilution to our common stock upon conversion of the notes, we entered into the Convertible Note Hedges and Note Hedge Warrants, with respect to the 2022 Convertible Notes, and the Capped Calls, with respect to the 2024 Convertible Notes and 2026 Convertible Notes. The Convertible Note Hedges and Note Hedge Warrants terminated unexercised upon expiry in June 2022 and April 2023, respectively.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 16, 2023, or the 2022 Annual Report on Form 10-K, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q.

There were no material changes from the risk factors previously disclosed in the 2022 Annual Report on Form 10-K.

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

Ironwood Pharmaceuticals, Inc.

Date: May 4, 2023	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ RONALD SILVER
Ronald Silver
Vice President, Corporate Controller
(Principal Accounting Officer)