Form 10-Q
period 2023-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2023-08-09
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 156,029,186 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom; the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.; the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners; the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates by us and our partners worldwide; our ability and the ability of our partners to secure and maintain adequate reimbursement for our products; our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, including our post-approval development and regulatory requirements; the ability of our product candidates to meet existing or future regulatory standards; the safety profile and related adverse events of our products and our product candidates; the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor; our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements; our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies; our expectations with respect to the acquisition of VectivBio Holding AG, and the costs and timing related thereto; the timing, progress and results of clinical trials for apraglutide; the in-licensing or acquisition of externally discovered businesses, products or technologies, or other strategic transactions, as well as partnering arrangements, including expectations relating to the completion of, or the realization of the expected benefits from, such strategic transactions; our expectations with respect to our option to acquire an exclusive license from COUR Pharmaceutical Development Company, Inc., to research, develop, manufacture and commercialize in the U.S., products containing CNP-104 for the treatment of primary biliary cholangitis and the timing related and expected usefulness thereof; our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting; our expectations as to the timing of and the costs and restructuring expenses related to our workforce reductions; and our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the capped call transactions described herein.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including those related to the effectiveness of development and commercialization efforts by us and our partners; preclinical and clinical development, manufacturing and formulation development of linaclotide, apraglutide, CNP-104 and our other product candidates; the risk that clinical programs and studies may not progress or develop as anticipated, including that studies are delayed or discontinued for any reason, such as safety, tolerability, enrollment, manufacturing, economic or other reasons; the risk that findings from our completed nonclinical and clinical studies may not be replicated in later studies; the risk that we or our partners are unable to obtain, maintain or manufacture sufficient LINZESS or our product candidates, or otherwise experience difficulties with respect to supply or manufacturing; the efficacy, safety and tolerability of linaclotide and our product candidates; the risk that the therapeutic opportunities for LINZESS or our product candidates are not as we expect; decisions by regulatory and judicial authorities; the risk we may never get additional patent protection for linaclotide and other product candidates, that patents for linaclotide or other products may not provide adequate protection from competition, or that we are not able to successfully protect such patents; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risk that we may elect to not exercise our option to acquire the exclusive license for CNP-104; the risk that the development of either apraglutide, CNP-104 and/or IW-3300 is not successful or that any of our product candidates is not successfully commercialized; outcomes in legal proceedings to protect or enforce the patents relating to our products and product candidates, including abbreviated new drug application litigation; the risk that financial and operating results may differ from our projections; developments in the intellectual property landscape; challenges from and rights of competitors or potential competitors; the risk that our planned investments do not have the anticipated effect on our company revenues; developments in accounting guidance or practice; Ironwood’s or AbbVie’s accounting practices, including reporting and settlement practices as between Ironwood and AbbVie; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risks related to VectivBio Holding AG and our acquisition of VectivBio Holding AG; the risks related to our increased indebtedness; the impact of the COVID-19 pandemic; and the additional risks identified under the heading “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 16, 2023, and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$175,321	$656,203
Accounts receivable, net	118,990	115,458
Prepaid expenses and other current assets	22,500	7,715
Restricted cash	788	1,250
Total current assets	317,599	780,626
Restricted cash, net of current portion	510	485
Accounts receivable, net of current portion	—	14,589
Property and equipment, net	5,876	6,288
Operating lease right-of-use assets	13,319	14,023
Intangible assets, net	4,096	—
Deferred tax assets	257,900	283,661
Other assets	3,920	847
Total assets	$603,220	$1,100,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,505	$483
Accrued research and development costs	20,122	5,258
Accrued expenses and other current liabilities	79,585	16,700
Current portion of operating lease liabilities	3,095	3,065
Current portion of convertible senior notes	199,083	—
Note hedge warrants	—	19
Total current liabilities	305,390	25,525
Operating lease obligations, net of current portion	15,598	16,599
Convertible senior notes, net of current portion	197,974	396,251
Revolving credit facility	400,000	—
Other liabilities	31,035	9,766
Commitments and contingencies
Ironwood Pharmaceuticals, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 156,027,648 shares issued and outstanding at June 30, 2023 and 500,000,000 shares authorized and 154,026,949 shares issued and outstanding at December 31, 2022	156	154
Additional paid-in capital	1,366,989	1,348,600
Accumulated deficit	(1,712,849)	(696,376)
Total Ironwood Pharmaceuticals, Inc. stockholders’ equity (deficit)	(345,704)	652,378
Noncontrolling interests	(1,073)	—
Total stockholders’ equity (deficit)	(346,777)	652,378
Total liabilities and stockholders’ equity	$603,220	$1,100,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Collaborative arrangements revenue	$107,382	$97,231	$211,443	$194,760
Total revenues	107,382	97,231	211,443	194,760
Costs and expenses:
Research and development	34,577	11,452	47,424	22,274
Selling, general and administrative	52,484	30,124	83,601	58,985
Restructuring expenses	13,011	—	13,011	—
Acquired in-process research and development	1,090,449	—	1,090,449	—
Total costs and expenses	1,190,521	41,576	1,234,485	81,259
Income (loss) from operations	(1,083,139)	55,655	(1,023,042)	113,501
Other income (expense):
Interest expense and other financing costs	(1,840)	(2,207)	(3,367)	(4,548)
Interest and investment income	8,757	1,018	16,029	1,248
Gain (loss) on derivatives	—	(681)	19	49
Other income (expense), net	6,917	(1,870)	12,681	(3,251)
Income (loss) before income taxes	(1,076,222)	53,785	(1,010,361)	110,250
Income tax expense	(13,256)	(16,705)	(33,403)	(34,369)
Net income (loss) and comprehensive income (loss)	(1,089,478)	37,080	(1,043,764)	75,881
Less: Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests	(27,291)	—	(27,291)	—
Net income (loss) and comprehensive income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$(1,062,187)	$37,080	$(1,016,473)	$75,881

Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. shareholders —basic	$(6.84)	$0.24	$(6.56)	$0.49
Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. shareholders —diluted	$(6.84)	$0.21	$(6.56)	$0.42

Weighted average shares used in computing net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. shareholders—basic:	155,367	153,304	154,912	155,550
Weighted average shares used in computing net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. shareholders—diluted:	155,367	184,876	154,912	187,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

					Total Ironwood
	Class A		Additional		Pharmaceuticals, Inc.		Total
	Common Stock		paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	capital	deficit	equity (deficit)	Interests	equity (deficit)
Balance at December 31, 2022	154,026,949	$154	$1,348,600	$(696,376)	$652,378	$—	$652,378
Issuance of common stock related to share-based awards	1,319,154	1	1,628	—	1,629	—	1,629
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,131	—	7,131	—	7,131
Net income	—	—	—	45,714	45,714	—	45,714
Balance at March 31, 2023	155,346,103	$155	$1,357,359	$(650,662)	$706,852	$—	$706,852
Issuance of common stock related to share-based awards and employee stock purchase plan	681,545	1	1,365	—	1,366	—	1,366
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,265	—	8,265	—	8,265
Non-controlling interests on acquisition of VectivBio Holding AG	—	—	—	—	—	26,218	26,218
Net loss	—	—	—	(1,062,187)	(1,062,187)	(27,291)	(1,089,478)
Balance at June 30, 2023	156,027,648	$156	$1,366,989	$(1,712,849)	$(345,704)	$(1,073)	$(346,777)

					Total Ironwood
	Class A		Additional		Pharmaceuticals, Inc.		Total
	Common Stock		paid-in	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	capital	deficit	equity (deficit)	Interests	equity
Balance at December 31, 2021	162,036,461	$162	$1,543,357	$(937,608)	$605,911	$—	$605,911
Cumulative effect adjustment upon adoption of ASU 2020-06, net of tax	—	—	(110,217)	66,167	(44,050)	—	(44,050)
Issuance of common stock related to share-based awards	1,087,966	1	1,520	—	1,521	—	1,521
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,089	—	6,089	—	6,089
Repurchases of common stock	(8,009,272)	(8)	(90,481)	—	(90,489)	—	(90,489)
Net income	—	—	—	38,801	38,801	—	38,801
Balance at March 31, 2022	155,115,155	$155	$1,350,268	$(832,640)	$517,783	$—	$517,783
Issuance of common stock related to share-based awards and employee stock purchase plan	818,235	1	4,314	—	4,315	—	4,315
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,601	—	6,601	—	6,601
Repurchases of common stock	(2,757,081)	(3)	(32,893)	—	(32,896)	—	(32,896)
Net income	—	—	—	37,080	37,080	—	37,080
Balance at June 30, 2022	153,176,309	$153	$1,328,290	$(795,560)	$532,883	$—	$532,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,043,764)	$75,881
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	556	715
Share-based compensation expense	15,395	12,690
Change in fair value of note hedge warrants	(19)	(1,164)
Change in fair value of convertible note hedges	—	1,115
Non-cash interest expense	887	1,053
Acquired in-process research and development	1,090,449	—
Deferred income taxes	27,060	29,594
Changes in assets and liabilities:
Accounts receivable, net	11,057	21,394
Prepaid expenses and other current assets	(6,268)	(1,264)
Operating lease right-of-use assets	704	650
Other assets	(270)	128
Accounts payable and accrued expenses	18,333	(10,765)
Accrued research and development costs	(2,083)	(9,558)
Operating lease liabilities	(970)	(978)
Other liabilities	4,067	5,998
Net cash provided by operating activities	115,134	125,489
Cash flows from investing activities:
Purchases of property and equipment	(13)	(97)
Acquisition of VectivBio Holding AG, net of cash acquired	(999,492)	—
Net cash used in investing activities	(999,505)	(97)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	5,347	5,937
Payment on 2022 Convertible Notes	—	(120,699)
Proceeds from revolving credit facility	400,000	—
Costs associated with revolving credit facility	(2,295)	—
Repurchases of common stock	—	(126,394)
Net cash provided by (used in) financing activities	403,052	(241,156)
Net increase in cash, cash equivalents and restricted cash	(481,319)	(115,764)
Cash, cash equivalents and restricted cash, beginning of period	657,938	621,864
Cash, cash equivalents and restricted cash, end of period	$176,619	$506,100

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$175,321	$504,365
Restricted cash	1,298	1,735
Total cash, cash equivalents, and restricted cash	$176,619	$506,100

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

LINZESS® (linaclotide), the Company’s commercial product, is the first product approved by the United States Food and Drug Administration (the “U.S. FDA”) in a class of GI medicines called guanylate cyclase type C agonists (“GC-C agonists”) and is indicated for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”) and for pediatric patients ages 6-17 years-old suffering from functional constipation (“FC”). LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States (the “U.S.”), Mexico and Saudi Arabia, to adult men and women suffering from IBS-C or chronic constipation in Japan, IBS-C in China, and pediatric patients ages 6-17 years old with FC in the U.S. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

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

In June 2023, the Company completed a tender offer to purchase outstanding ordinary shares of VectivBio Holding AG (“VectivBio”), a clinical-stage biotechnology company focused on the discovery and development of treatments for severe, rare GI conditions for which there is a significant unmet medical need. As of June 30, 2023,

Ironwood holds 98% of VectivBio’s outstanding ordinary shares and intends to effect a statutory squeeze-out merger under Swiss law to acquire all remaining shares.Through the acquisition, the Company is advancing apraglutide, a next-generation, synthetic peptide analog of glucagon-like peptide-2 (“GLP-2”), for rare GI diseases, including short bowel syndrome with intestinal failure (“SBS-IF”).

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of June 30, 2023, and the results of its operations for the three and six months ended June 30, 2023 and 2022, its statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2023 include the accounts of Ironwood, its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH, as well as Ironwood’s majority-owned subsidiary, VectivBio, and VectivBio’s wholly-owned subsidiaries, VectivBio AG, VectivBio Comet AG, GlyPharma Therapeutic Inc. and VectivBio US Inc. All intercompany transactions and balances are eliminated in consolidation.

For consolidated entities in which the Company owns less than 100% of the outstanding shares, the Company records net income (loss) and comprehensive income (loss) attributable to noncontrolling interests in its consolidated statements of income (loss) and comprehensive income (loss), respectively, equal to the percentage of the common stock ownership interest retained in such entities by the noncontrolling parties. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity.

The Company acquired control of VectivBio and its subsidiaries on June 29, 2023 (Note 3). Accordingly, the accompanying condensed consolidated financial statements reflect the results of operations and cash flows of VectivBio and its subsidiaries from the acquisition date through June 30, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Significant estimates and assumptions in the condensed consolidated financial statements include those related to fair value of assets acquired and liabilities assumed in acquisitions; revenue recognition; accounts receivable; useful lives of long-lived assets, impairment of long-lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; fair value of derivatives; income taxes, including uncertain tax positions and the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2022 Annual Report on Form 10-K. During the three and six months ended June 30, 2023, the following additional significant accounting policies were applicable following the acquisition of VectivBio:

Foreign Currency Translation

For subsidiaries with a different functional currency than the U.S. dollar, assets and liabilities are translated at the exchange rate as of the balance sheet date and income and expense items are translated at the average exchange rate for the reporting period. Adjustments resulting from the translation of the financial statements of foreign subsidiaries are recorded in accumulated comprehensive income (loss), a separate component of stockholders’ equity.

Adjustments related to foreign currency translation were insignificant during the three and six months ended June 30, 2023 and cumulatively were insignificant as of June 30, 2023.

Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated into a single identifiable asset or group of similar identifiable assets. If the screen test is met, a single asset or group of assets is not a business and is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether the Company has acquired inputs and processes that have the ability to create outputs that would meet the requirements of a business.

The Company accounts for business combinations using the acquisition method of accounting, which requires the acquiring entity to recognize the fair value of assets acquired and liabilities assumed and establishes the acquisition date as the fair value measurement point. The Company determines the fair value of assets acquired and liabilities assumed based on management’s estimate of the fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Transaction costs are expensed as incurred.

The Company accounts for asset acquisitions that are not determined to be a business combination by recognizing net assets based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. In an asset acquisition, the cost allocated to acquired in-process research and development (“IPR&D”) with no alternative future use is charged to research and development expense at the acquisition date. The Company classifies asset acquisitions of acquired IPR&D as investing activities on its condensed consolidated statements of cash flows.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2023 that had a material effect on its condensed consolidated financial statements.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the condensed consolidated financial statements upon future adoption.

3. Acquisitions

On June 29, 2023, the Company completed a tender offer to purchase the outstanding ordinary shares of VectivBio (the “VectivBio Shares”) at a price per share of $17.00, net to the shareholders of VectivBio in cash, without interest and subject to any applicable withholding taxes (the “VectivBio Acquisition”). The aggregate consideration paid by the Company to acquire the shares accepted for payment was approximately $1.2 billion. The Company financed the acquisition through proceeds from the borrowings under the Revolving Credit Agreement (as defined elsewhere below), cash on hand, and cash of VectivBio.

As of June 30, 2023, the Company holds 98% of the outstanding VectivBio Shares. The Company intends to effect a squeeze-out merger under Swiss law to acquire all the remaining outstanding VectivBio Shares in the second half of 2023. The remaining outstanding VectivBio Shares are expected to be settled by the Company in cash for $26.3 million.

The total purchase consideration for VectivBio is as follows (in thousands):

Cash consideration paid to selling shareholders (1)	$1,041,391
Cash consideration paid to settle VectivBio restricted stock units ("RSUs") and stock options (2)	78,003
Cash consideration paid to settle VectivBio warrants (3)	3,720
Transaction costs	26,270
Fair value of noncontrolling interest (4)	26,218
Total purchase consideration	$1,175,602

(1)	The cash consideration paid to selling shareholders was determined based on the total number of VectivBio Shares tendered at closing of 61,258,315 at a per share price of $17.00.
(2)	The cash consideration paid to settle VectivBio RSUs and stock options issued under VectivBio’s equity incentive plans was determined based on the total number of underlying VectivBio Shares of 8,904,171 at a per share price of $17.00, less the exercise price for stock options.
(3)	The cash consideration paid to settle VectivBio warrants was determined based on the total number of VectivBio warrant shares outstanding at close of 324,190 at a per share price of $11.4757 calculated as the per share price of $17.00, less the exercise price of $5.5243 per share.
(4)	The fair value of the non-controlling interest was determined based on the total number of VectivBio Shares outstanding at closing of 1,547,723 at the closing date of the tender offer, using the VectivBio closing share price on June 28, 2023 of $16.94.

All consideration was paid during June 2023 with the exception of $18.6 million of transaction costs and $8.0 million of employee tax withholdings on RSU and stock option settlements, both of which are included in accrued expenses as of June 30, 2023.

The VectivBio Acquisition was accounted for as an asset acquisition under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset, apraglutide, VectivBio’s lead investigational asset. Apraglutide is a next-generation, long-acting synthetic GLP-2 analog being developed for a range of rare GI diseases and is currently in Phase III clinical trial for the potential treatment of SBS-IF. The Company recognized the acquired assets and assumed liabilities based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. In accordance with the accounting for asset acquisitions, an entity that acquires IPR&D assets in an asset acquisition follows the guidance in ASC Topic 730 Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and recorded as research and development expense at the acquisition date. As a result, the Company recorded approximately $1.1 billion in acquired in-process research and development expense related to the apraglutide IPR&D asset during the three and six months ended June 30, 2023.

The following is the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company (in thousands):

Assets acquired
Cash and cash equivalents	$123,340
Prepaid expenses and other current assets	10,867
Property and equipment	126
Intangible assets	4,100
Acquired in-process research and development	1,090,449
Total assets acquired	$1,228,882
Liabilities assumed
Current liabilities	37,377
Other liabilities	15,903
Total liabilities assumed	$53,280

Net assets acquired	$1,175,602

Intangible assets are comprised of the assembled workforce and are amortized on a straight-line basis over an estimated useful life of five years. The Company recognized an insignificant amount of amortization expense during the three and six months ended June 30, 2023 and the net carrying value of the assembled workforce was $4.1 million.

The Company incurred acquisition-related expenses of $45.2 million for the three and six months ended June 30, 2023, of which $20.9 million were included in selling, general and administrative expenses, $14.8 million were included in research and development expense, and $9.6 million were included in restructuring expense within the Company’s condensed consolidated statement of income (loss) for the three and six months ended June 30, 2023. Acquisition-related expenses include direct and incremental costs incurred in connection with the transaction, including integration-related professional services and employee retention-related benefits. Acquisition-related expenses exclude transaction costs included in the computation of total consideration paid.

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023(1)	2022	2023(1)	2022
Numerator:
Net income (loss)	$(1,089,478)	$37,080	$(1,043,764)	$75,881
Less: Net income (loss) attributable to noncontrolling interests	(27,291)	—	(27,291)	—
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	(1,062,187)	37,080	(1,016,473)	75,881

Add back interest expense, net of tax benefit, on assumed conversion of 2024 Convertible Notes	—	445	—	889
Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	—	667	—	1,333
Numerator used in computing net income per share — diluted	(1,062,187)	38,192	(1,016,473)	78,103

Denominator:
Weighted average number of common shares outstanding used in computing net income (loss) per share — basic	155,367	153,304	154,912	155,550
Effect of dilutive securities:
Stock options	—	361	—	339
Time-based restricted stock units	—	922	—	1,211
Performance-based restricted stock units	—	270	—	188
Restricted stock	—	151	—	159
2024 Convertible Notes assumed conversion	—	14,934	—	14,934
2026 Convertible Notes assumed conversion	—	14,934	—	14,934
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income (loss) per share — diluted	155,367	184,876	154,912	187,315
Net income (loss) per share — basic	$(6.84)	$0.24	$(6.56)	$0.49
Net income (loss) per share — diluted	$(6.84)	$0.21	$(6.56)	$0.42

(1) During the three and six months ended June 30, 2023, the Company was in a net loss position, and therefore, did not differentiate basic and diluted earnings per share.

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	4,855	5,035	4,957	6,204
Time-based restricted stock units	1,365	98	920	49
Performance-based restricted stock units	230	528	146	510
Note Hedge Warrants	1,848	8,318	5,083	8,318
Total	8,298	13,979	11,106	15,081

5. Collaboration, License and Other Agreements

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Collaborative Arrangements Revenue	2023	2022	2023	2022
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$105,482	$95,061	$207,818	$189,962
AbbVie (Europe and other)	694	528	1,357	1,138
AstraZeneca (China, including Hong Kong and Macau)	121	148	212	340
Astellas (Japan)	482	500	873	1,023
Other Agreements:
Alnylam (GIVLAARI)	—	585	—	1,408
Other	603	409	1,183	889
Total collaborative arrangements revenue	$107,382	$97,231	$211,443	$194,760

Accounts receivable, net, included $119.0 million and $130.0 million primarily related to collaborative arrangements revenue as of June 30, 2023 and December 31, 2022, respectively. Accounts receivable, net, included $103.0 million and $104.4 million due from the Company’s partner, AbbVie, net of $5.0 million and $4.0 million of accounts payable, as of June 30, 2023 and December 31, 2022, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the three and six months ended June 30, 2023 and 2022.

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

During the three and six months ended June 30, 2023, the Company incurred $2.0 million and $3.4 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and six months ended June 30, 2022, the Company incurred $2.0 million and $3.7 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $3.1 million and $6.1 million in incremental research and development costs during the three and six months ended June 30, 2023, respectively, and incurred $2.1 million and $4.5 million in incremental research and development costs during the three and six months ended June 30, 2022, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The Company evaluated its linaclotide collaboration arrangement for North America and concluded that all development-period performance obligations had been satisfied as of September 2012. The Company has determined that there are three remaining commercial-period performance obligations, which include the sales detailing of LINZESS, participation in the joint commercialization committee, and approved additional trials. The consideration remaining includes cost reimbursements in the U.S. and net profit and loss sharing payments based on net sales in the U.S. Additionally, the Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Royalties and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, as these payments relate predominately to the license granted to AbbVie. The Company records royalty revenue in the period earned based on royalty reports from its partner, if available, or based on the projected sales and historical trends. The cost reimbursements received from AbbVie during the commercialization period will be recognized as earned in accordance with the right-to-invoice practical expedient, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

Under the Company’s linaclotide collaboration agreement for North America, LINZESS net sales are calculated and recorded by AbbVie and include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions, as noted above. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S. less commercial expenses on a net basis, and presents the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. This treatment is in accordance with the Company’s revenue recognition policy, given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with AbbVie for North America. The Company relies on AbbVie to provide accurate and complete information related to net sales of LINZESS in accordance with U.S. generally accepted accounting principles in order to calculate its settlement payments to and from AbbVie and record collaboration expense or collaborative arrangements revenue, as applicable.

The Company recognized collaborative arrangements revenue from the linaclotide collaboration agreement for North America during the three and six months ended June 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$104,751	$94,452	$206,387	$188,771
Royalty revenue	731	609	1,431	1,191
Total collaborative arrangements revenue	$105,482	$95,061	$207,818	$189,962

The Company incurred $9.5 million and $19.3 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and six months ended June 30, 2023, respectively. The Company incurred $8.5 million and $17.2 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and six months ended June 30, 2022, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.7 million and $1.4 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2023, respectively. The Company recognized $0.6 million and $1.2 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2022, respectively.

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

Under the license agreement, as amended, AbbVie is obligated to pay the Company, (i) royalties based on sales volume in Europe in the upper-teens percent, and (ii) on a country-by-country and product-by-product basis in the Expanded Territory, a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in Europe and the Expanded Territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. The license agreement also contains certain sales-based milestones and commercial launch milestones, which could total up to $42.5 million. The Company recognized $0.7 million and $1.3 million of royalty revenue during the three and six months ended June 30, 2023, respectively. The Company recognized $0.5 million and $1.1 million of royalty revenue during the three and six months ended June 30, 2022, respectively.

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

The Company recognized $0.5 million and $0.9 million of royalty revenue during the three and six months ended June 30, 2023, respectively. The Company recognized $0.5 million and $1.0 million of royalty revenue during the three and six months ended June 30, 2022, respectively.

Collaboration Agreement for China (including Hong Kong and Macau) with AstraZeneca

The Company has a collaboration agreement with AstraZeneca under which AstraZeneca has the exclusive right to develop, manufacture and commercialize products containing linaclotide in the AstraZeneca License Territory.

Under the collaboration agreement, AstraZeneca is required to pay tiered royalties to the Company at rates beginning in the mid-single-digit percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the AstraZeneca License Territory. The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three and six months ended June 30, 2023, respectively. The Company recognized an insignificant amount and $0.3 million of royalty revenue during the three and six months ended June 30, 2022, respectively.

The Company is entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $15.0 million remained outstanding at June 30, 2023. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets. The significant financing component of the transaction was $2.6 million and is recognized as interest income through 2024 using the effective interest method. At June 30, 2023, the non-contingent receivable due from AstraZeneca was $14.8 million and was classified as current. At December 31, 2022, the current portion and the non-current portion of the non-contingent receivable due from AstraZeneca were $10.0 million and $14.6 million, respectively.

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

During the year ended December 31, 2021, the Company recognized research and development expense totaling $19.5 million related to the up-front payment, non-contingent payment, and milestone payments for which payment was probable to occur. At June 30, 2023 and December 31, 2022, payment obligations of $1.9 million and $3.8 million, respectively, were included in accrued research and development costs.

In April 2023, the Company and COUR executed an amendment to the COUR Collaboration Agreement, in which the Company agreed to pay a one-time, non-refundable, upfront payment of $6.0 million to COUR in exchange for the right to apply a credit of $6.6 million against future amounts due to COUR in connection with the exercise of the Option, commercial milestones, or royalties. In connection with such payment, COUR also granted the Company a right of first negotiation over certain additional potential research and development programs. The payment was recognized as research and development expense in the second quarter of 2023.

Development and Commercialization Agreement with AKP

In March 2022, VectivBio entered into a development and commercialization agreement with Asahi Kasei Pharma Corporation (“AKP”) in which VectivBio granted an exclusive license to AKP, with the right to sublicense in multiple tiers, to develop, commercialize and exploit products derived from apraglutide in Japan.

Pursuant to the terms of the development and commercialization agreement, using the exchange rate at the inception of the agreement, VectivBio received an upfront payment of JPY 3,000 million ($24.6 million at date of agreement) and is eligible to receive development related payments of JPY 1,600 million in the aggregate ($13.1 million at date of agreement), development milestones of JPY 1,000 million ($8.2 million at date of agreement) and up to JPY 19,000 million ($155.8 million at date of agreement) of commercial and sales-based milestone payments. VectivBio is also eligible to receive payments in the commercial period for manufacturing supply equal to cost-plus manufacturing mark-up and tiered royalties of up to a mid-double-digit percentage on product sales continuing until the later of (i) expiration of regulatory exclusivity in Japan, or (ii) expiration of the last valid patent claim that provides exclusivity to apraglutide in Japan (the “Royalty Term”). The development and commercialization agreement will terminate upon the expiration of the Royalty Term.

The Company evaluated the development and commercialization agreement under the provisions of ASC 606 and identified two performance obligations consisting of the (i) exclusive license for the development and commercialization of apraglutide in Japan and (ii) development activities for conducting global trials and sharing of associated development data necessary for obtaining and maintaining regulatory approval in Japan. Each performance obligation was capable of being distinct and distinct in the context of the contract. The initial transaction price was allocated to each performance obligation on a relative standalone selling price basis. The Company assessed that it provided a right to use the license as the license exists (in terms of form and functionality) at the point in time at which it is granted and therefore, was satisfied at the inception of the arrangement.  The development activities are being recognized over time as the Company performs development activities related to the global trials. The Company recognizes revenue associated with the development activities using an input method, according to the costs incurred, which in management’s judgment, is the best measure of progress towards satifying the performance obligation.

In connection with the acquisition of VectivBio, the Company accounted for the acquisition as an asset acquisition, which required that it recognize the deferred revenue at its fair value of $4.3 million on June 28, 2023.

The Company recognized an insignificant amount of revenue during the period from the acquisition date through June 30, 2023. As of June 30, 2023, deferred revenue of $1.5 million is reported within accrued expenses and other current liabilities and $2.7 million is reported within other liabilities on the condensed consolidated balance sheets. Deferred revenue is expected to be recognized over the course of the development activities, which are currently estimated to occur through 2028.

Other Agreements

Disease Education and Promotional Agreement with Alnylam

In August 2019, the Company and Alnylam Pharmaceuticals, Inc. (“Alnylam”) entered into a disease education and promotional agreement (the “Alnylam Agreement”) for Alnylam’s GIVLAARI (givosiran) for the treatment of acute hepatic porphyria. The Alnylam Agreement, as amended, was terminated in June 2021 with an effective termination date of September 30, 2021. Under the terms of the Alnylam Agreement, the Company’s sales force performed disease awareness activities and sales detailing activities for GIVLAARI. The Company remained eligible to receive royalties based on a percentage of net sales of GIVLAARI that are directly attributable to the Company’s promotional efforts through September 30, 2022, which was one year following the termination of the agreement. During the three and six months ended June 30, 2022, the Company recognized $0.6 million and $1.4 million, respectively, in royalty revenue.

License Agreement with Ferring

In August 2012, as subsequently amended and restated in December 2016, GlyPharma Therapeutic Inc., a subsidiary of VectivBio (“GlyPharma”), entered into an exclusive licensing agreement with Ferring International Center, S.A. (“Ferring”), pursuant to which Ferring granted GlyPharma an exclusive, worldwide, sublicensable license under certain patent rights and know-how controlled by Ferring relating to apraglutide and certain know-how controlled by Ferring relating to specified alternate drug compounds, to research, develop, manufacture, make, have made, import, export, use, sell, distribute, promote, advertise, dispose of or offer to sell (i) products containing apraglutide whose manufacture, use or sale is covered by a valid claim of the licensed patents, or licensed products and (ii) products, containing a specified alternate drug compound, or alternate drug products. In April 2021, the license agreement was transferred and assigned to VectivBio AG, a subsidiary of VectivBio.

Under the license agreement, as partial consideration for the rights Ferring granted to it, VectivBio AG is required to pay Ferring a high single-digit royalty on worldwide annual net sales of licensed products and alternate drug products until, on a country-by-country basis and licensed product-by-licensed product or alternate drug product-by-alternate drug product basis, as applicable, the date on which the manufacture, use or sale of such licensed product or alternate drug product, as applicable, ceases to be covered by a valid claim of a patent within the licensed patents in such country. GlyPharma was also required to pay Ferring a certain number of warrants and Class A preferred shares pursuant to a shareholders’ agreement. The equity obligations under the license agreement have been fully performed by GlyPharma.

The Company is also obligated to pay a specified percentage of the annual consideration VectivBio AG or its affiliates, including us, received in connection with sales of licensed product or alternate drug product by any third parties to which VectivBio AG or its affiliates, including us, grant a sublicense of any of the rights licensed to VectivBio AG by Ferring under this Agreement. Such percentage is in the high single digits for sales of both licensed products and alternate drug products, and such payments are owed for the duration of the royalty term for licensed products or alternate drug products, as applicable.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$94,212	$94,212	$—	$—
U.S. Treasury securities	10,236	—	10,236	—
Commercial paper	29,601	—	29,601	—
Restricted cash:
Money market funds	1,298	1,298	—	—
Total assets measured at fair value	$135,347	$95,510	$39,837	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$250,313	$250,313	$—	$—
Repurchase agreements	261,075	—	261,075	—
Commercial paper	138,809	—	138,809	—
Restricted cash:
Money market funds	1,735	1,735	—	—
Total assets measured at fair value	$651,932	$252,048	$399,884	$—
Liabilities:
Note hedge warrants	$19	$—	$—	$19
Total liabilities measured at fair value	$19	$—	$—	$19

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at June 30, 2023 and December 31, 2022 are carried at amounts that approximate fair value due to their short-term maturities.

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

The following inputs were used in the fair market valuation of the Note Hedge Warrants as of December 31, 2022:

December 31, 2022
Risk-free interest rate (1)	4.5%
Expected term	0.3
Stock price (2)	$12.39
Strike price (3)	$18.82
Common stock volatility (4)	27.1%
Dividend yield (5)	—%

(5)	Based on U.S. Treasury yield curve, with terms commensurate with the expected term of the Note Hedge Warrants.
(6)	The closing price of the Company’s Class A Common Stock on the last trading day of the quarter ended December 31, 2022.
(7)	As per the agreements for the Note Hedge Warrants.
(8)	Expected volatility based on historical volatility of the Company’s Class A Common Stock.
(9)	The Company has not paid and does not anticipate paying cash dividends on its shares of common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.

The Convertible Note Hedges and the Note Hedge Warrants were recorded at fair value at each reporting date and changes in fair value were recorded in other income (expense), net within the Company’s condensed consolidated statements of income (loss).

The following table reflects the change in the Company’s Level 3 Note Hedge Warrants from December 31, 2022 through June 30, 2023 (in thousands):

Balance at December 31, 2022	$(19)
Change in fair value, recorded as a component of gain on derivatives	19
Balance at June 30, 2023	$—

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

The estimated fair value of the 2024 Convertible Notes was $200.4 million and $215.9 million as of June 30, 2023 and December 31, 2022, respectively. The estimated fair value of the 2026 Convertible Notes was $203.4 million and $219.0 million as of June 30, 2023 and December 31, 2022, respectively.

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

Revolving Credit Agreement

Outstanding borrowings under the revolving credit facility (Note 8) are carried at amounts that approximate fair value based on their nature, terms, credit spreads, and variable interest rates, which are Level 3 inputs.

Non-recurring Fair Value Measurements

Acquired In-Process Research & Development

The fair value of the acquired IPR&D asset, apraglutide, was determined using the multi-period excess earnings method using Level 3 fair-value measurements and inputs including estimated cash flows and probabilities of success.

Assembled Workforce

The fair value of the assembled workforce was determined using the replacement cost method using Level 3 fair-value measurements and inputs including estimated costs and productivity metrics.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$31,988	$12,268
Accrued transaction costs	18,596	—
Accrued restructuring liabilities	9,228	—
Accrued taxes	6,646	656
Other	13,127	3,776
Total accrued expenses and other current liabilities	$79,585	$16,700

As of June 30, 2023, accrued compensation and benefits includes $10.5 million of employee tax witholdings and $6.5 million of employer taxes related to RSU and stock option settlements in connection with the VectivBio Acquisition.

As of June 30, 2023, other accrued expenses of $13.1 million were comprised primarily of $11.1 million of uninvoiced vendor liabilities and $1.5 million of deferred revenue. As of December 31, 2022, other accrued expenses of $3.8 million were comprised primarily of $3.6 million of uninvoiced vendor liabilities.

8. Leases

The Company’s lease portfolio for the three and six months ended June 30, 2023 includes: an office lease for its current headquarters location and other locations, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s headquarters office lease and vehicle lease require letters of credit to secure the Company’s obligations under the lease agreements totaling $1.3 million and $1.7 million and are collateralized by money market accounts recorded as restricted cash on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$627	$627	$1,254	$1,256
Short-term lease cost	269	264	540	523
Total lease cost	$896	$891	$1,794	$1,779

Supplemental information related to leases for the periods reported is as follows:

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,520	$1,583
Weighted-average remaining lease term of operating leases (in years)	7.0	7.8
Weighted-average discount rate of operating leases	5.8%	5.8%

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

At lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At June 30, 2023, the balances of the right-of-use asset and operating lease liability were $13.3 million and $18.7 million, respectively. At December 31, 2022, the balances of the right-of-use asset and operating lease liability were $14.0 million and $19.7 million, respectively.

Lease costs recorded during the three and six months ended June 30, 2023 were $0.6 million and $1.3 million, respectively. Lease costs recorded during the three and six months ended June 30, 2022 were $0.6 million and $1.3 million, respectively.

Future minimum lease payments as of June 30, 2023 are as follows (in thousands):

2023(1)	$1,545
2024	3,126
2025	3,189
2026	3,252
2027	3,317
2028 and thereafter	8,285
Total future minimum lease payments	22,714
Less: present value adjustment	(4,021)
Operating lease liabilities	18,693
Less: current portion of operating lease liabilities	(3,095)
Operating lease liabilities, net of current portion	$15,598

(1) For the six months ending December 31, 2023.

9. Debt

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

The Company accounts for each convertible debt instrument as a single liability measured at amortized cost.

The Company’s outstanding balances for the convertible senior notes as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Principal:
2024 Convertible Notes	$200,000	$200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt issuance costs	(2,943)	(3,749)
Net carrying amount	$397,057	$396,251

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective annual interest rates of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through June 30, 2023 were 1.2% and 1.9%, respectively. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to convertible senior notes during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,125	$1,691	$2,250	$3,495
Amortization of debt issuance costs	404	516	806	1,053
Total interest expense	$1,529	$2,207	$3,056	$4,548

Future minimum payments under the convertible senior notes as of June 30, 2023, are as follows (in thousands):

2023(1)	$2,250
2024	203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	410,500
Less: amounts representing interest	(10,500)
Less: unamortized debt issuance costs	(2,943)
Convertible senior notes balance	$397,057

(1) For the six months ending December 31, 2023.

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

Concurrently with entering into the Convertible Note Hedges, the Company sold Note Hedge Warrants to the Convertible Note Hedge counterparties to acquire shares of the Company’s Class A Common Stock. An aggregate of 23,135,435 shares underlied the Note Hedge Warrants and each warrant had a strike price of $18.82 per share, subject to customary anti-dilution adjustments. The Note Hedge Warrants were exercisable over the 150-trading day period beginning on September 15, 2022. In April 2023, the Note Hedge Warrants terminated unexercised upon expiry.

The Convertible Note Hedges and the Note Hedge Warrants were separate transactions entered into by the Company and were not part of the terms of the 2022 Convertible Notes. The Company paid $91.9 million for the Convertible Note Hedges and received $70.8 million for the Note Hedge Warrants, resulting in a net cost to the Company of $21.1 million.

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

Revolving Credit Facility

In May 2023, in connection with the VectivBio Acquisition, the Company entered into a credit agreement (the “Revolving Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto

The Revolving Credit Agreement provides for a four-year $500.0 million secured revolving credit facility (the "Revolving Credit Facility”), which includes a $10.0 million letter of credit subfacility, and loans made thereunder will mature on the earliest to occur of (i) May 21, 2027 or (ii) the date that is 91 days prior to the stated maturity date of the Company’s existing convertible notes then outstanding, unless, in the case of clause (ii), the Company’s minimum liquidity equals or exceeds certain agreed levels. In June 2023, the Company borrowed $400.0 million to partially finance the VectivBio Acquisition (Note 3).

At the Company’s election, borrowings under the Revolving Credit Agreement will bear interest at a rate equal to (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in Revolving Credit Agreement) plus the applicable rate (ranging from 1.75% to 3.00%) or (b) the highest of (1) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus one half of 1.0%, (2) the prime lending rate or (3) the one-month Adjusted Term SOFR plus 1.0% in effect from time to time plus the applicable rate (ranging from 0.75% to 2.00%). The applicable rates are based on the Company’s consolidated secured net leverage ratio (as defined under the Revolving Credit Facility) at the time of the applicable borrowing.

Commencing in June 2023, the Company will also pay a quarterly commitment fee of 0.30% to 0.425% on the daily amount by which the commitments under the Revolving Credit Agreement exceed the outstanding loans and letters of credit.

The loans and other obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s personal property, including a pledge of all the capital stock of subsidiaries held directly by the Company or any subsidiary that guarantees the Revolving Credit Agreement following the closing date (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Revolving Credit Agreement generally prohibits any other liens on the assets of the Company and its restricted subsidiaries, subject to certain exceptions as described in the Revolving Credit Agreement.

Under the terms of the Revolving Credit Agreement, the Company will be able to request an increase in the commitments or the addition of a term loan secured by a pari passu lien on the collateral of up to an additional amount equal to the greater of $200.0 million and 100% of the trailing twelve-month Consolidated Adjusted EBITDA (as defined in the Revolving Credit Agreement) upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders.

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement), and commencing in the third quarter of 2023, the

Company is required to maintain a maximum consolidated secured net leverage ratio of 3.00 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to 3.50 to 1.00 for four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of June 30, 2023, the Company was in compliance with all covenants.

In connection with the Revolving Credit Agreement, the Company incurred $2.9 million of debt issuance costs, which primarily consisted of $2.0 million of lender fees and $0.9 million of legal and other professional fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the four-year term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $2.8 million at June 30, 2023.

The following table sets forth total interest expense recognized related to Revolving Credit Agreement during the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Contractual interest expense	$216	$216
Amortization of debt issuance costs	81	81
Other financing costs	14	14
Total interest expense	$311	$311

10. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Share-based compensation expense:
Research and development	$12,756	$1,133	$14,111	$2,291
Selling, general and administrative	22,147	5,468	27,923	10,399
Restructuring expenses	911	—	911	—
Total share-based compensation expense included in operating expenses	35,814	6,601	42,945	12,690
Income tax expense (benefit)	(923)	(278)	(1,220)	442
Total share-based compensation expense, net of tax	$34,891	$6,323	$41,725	$13,132

In connection with the VectivBio Acquisition, the Company incurred $27.5 million of share-based compensation expense during the three and six months ended June 30, 2023 related to the vesting acceleration and settlement of outstanding VectivBio stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, of which $11.3 million was recorded within research and development expense and $16.2 million was recorded within selling, general and administrative expenses, respectively.

11. Share Repurchase Plan

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

During the three and six months ended June 30, 2023, the Company recorded income tax expense of $13.3 million and $33.4 million, respectively. Due to the Company's ability to offset its pre-tax income against net operating losses, the majority of its tax provision is expected to represent a non-cash expense until its net operating losses have been fully utilized.

In connection with the VectivBio Acquisition, the Company recorded a valuation allowance against VectivBio’s deferred tax assets, which are comprised primarily of net operating loss carryforwards in Switzerland. On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.

Additionally, the Company increased its reserves for uncertain tax position by $11.0 million in connection with a liability assumed in the VectivBio Acquisition.

During the three and the six months ended June 30, 2022, the Company recorded income tax expense of $16.7 million and $34.4 million, respectively. Due to the Company's ability to offset its pre-tax income against net operating losses, it expects the majority of its tax provision to represent a non-cash expense until its net operating losses have been fully utilized.

13. Workforce Reductions and Restructuring

In April 2023, the Company reduced its workforce by approximately 10% of its headquarters-based personnel in an effort to further strengthen the operational efficiency of the organization. The workforce reduction was substantially completed during the second quarter of 2023. The Company recorded $3.5 million of restructuring expenses and adjustments, which are primarily comprised of employee severance, benefits and related costs, during each of the three and six months ended June 30, 2023.

In June 2023, the Company commenced the elimination of certain positions in connection with the VectivBio Acquisition. The majority of the eliminations were initiated in June 2023 and the remaining eliminations are expected to be substantially completed during the third quarter of 2023. The Company recorded $9.6 million of restructuring expenses, which are primarily comprised of employee severance, benefits and related costs, during each of the three and six months ended June 30, 2023. The Company expects to recognize between $1.0 million and $2.0 million of additional restructuring expenses during the second half of 2023 in connection with the acquisition-related role eliminations.

The following table summarizes the accrued liabilities activity recorded in connection with the reductions in workforce and related restructuring activities during the six months ended June 30, 2023 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2022	Charges	Amount Paid	Adjustments	June 30, 2023
Headquarters-based workforce reduction	$—	$2,540	$(753)	$—	$1,787
VectivBio Acquisition-related workforce reduction	—	9,560	—	—	9,560
Total	$—	$12,100	$(753)	$—	$11,347

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 16, 2023, or the 2022 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Note Regarding Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, under “Part I, Item 1A—Risk Factors” in our 2022 Annual Report on Form 10-K and under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a gastrointestinal, or GI, healthcare company dedicated to advancing the treatment of GI diseases and redefining the standard of care for GI patients. We are focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, or GC-C agonists, and is indicated for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC, and for pediatric patients ages 6-17 years-old suffering from functional constipation, or FC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., Mexico, and Saudi Arabia, to adult men and women suffering from IBS-C or chronic constipation in Japan, IBS-C in China and for pediatric patients ages 6-17 with FC in the U.S. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

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

In June 2023, we completed a tender offer to purchase outstanding ordinary shares of VectivBio Holding AG, or VectivBio, a clinical-stage biotechnology company focused on the discovery and development of treatments for severe, rare GI conditions for which there is a significant unmet medical need, or the VectivBio Acquisition. As of June 30, 2023, Ironwood holds 98% of VectivBio’s outstanding ordinary shares and intends to effect a statutory squeeze-out merger according to applicable Swiss law to acquire all remaining shares. The VectivBio Acquisition was partially funded with $400.0 million of borrowings under a new revolving credit facility, or the Revolving Credit Facility, as further described in Note 9, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Through the acquisition, the Company is advancing apraglutide, a next-generation, synthetic peptide analog of glucagon-like peptide-2, or GLP-2, for rare gastrointestinal diseases, including short bowel syndrome with intestinal failure, or SBS-IF, as well as several earlier stage assets.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December

31, 2019, we incurred net losses in each year since inception. For each of the three and six months ended June 30, 2023, we recorded net loss of approximately $1.1 billion and $1.0 billion, respectively. For the three and six months ended June 30, 2022, we recorded net income of $37.1 million and $75.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $1.7 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

Linaclotide. Our commercial product, LINZESS, is commercially available in the U.S. for the treatment of IBS-C or CIC in adults and for FC in pediatric patients ages 6-17 years-old. Linaclotide is also available to adult men and women suffering from IBS-C or CIC in certain countries of the world, including China, Japan, and in a number of E.U. countries.

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

In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. In September 2022, we announced positive topline data from a Phase III clinical trial evaluating linaclotide 72 mcg in pediatric patients ages 6-17 years with functional constipation, or FC. The trial met its primary and secondary endpoints, demonstrating that linaclotide 72 mcg improved frequency of spontaneous bowel movements and stool consistency. Linaclotide was generally well-tolerated, and the safety profile is consistent with previously reported studies with linaclotide in FC and irritable bowel syndrome in pediatric patients. In June 2023, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients aged 6-17 years-old with functional constipation, making LINZESS the first and only FDA-approved prescription therapy for functional constipation in this patient population. The safety and effectiveness of LINZESS in patients with FC less than 6 years of age or in patients with IBS-C less than 18 years of age have not been established. Additional clinical pediatric programs in IBS-C and FC are ongoing.

Apraglutide. Refer to Acquired In-Process Research and Development.

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

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2023 and 2022, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Linaclotide(1)	$5,825	$4,052	$11,260	$8,649
Apraglutide(3)	15,480	—	15,480	—
IW-3718	—	191	16	344
IW-3300	3,927	4,703	7,976	8,153
CNP-104(2)	6,548	182	7,035	317
Early research and development	2,797	2,324	5,657	4,811
Total research and development expenses	$34,577	$11,452	$47,424	$22,274
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes $6.0 million up-front payment recognized in the second quarter of 2023 in connection with the amendment to the COUR Collaboration Agreement.
(3)	Includes $11.4 million of share-based compensation expense and $3.5 million of employer payroll tax expense recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration and settlement of outstanding stock options and RSUs..

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

As a result of the factors discussed above, including the factors discussed under “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, under “Part I, Item 1A – Risk Factors” in our 2022 Annual Report on Form 10-K and under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

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

Acquired In-Process Research and Development

Asset acquisition costs, license fees and development milestone payments related to acquired and in-licensed products and technology are expensed as acquired in-process research and development at the point that they have no established alternative future use.

Through the VectivBio Acquisition, we are advancing apraglutide, a next-generation, long-acting synthetic peptide analog of GLP-2, as a differentiated therapeutic for a wide range of rare diseases, including SBS-IF and acute Graft versus Host Disease, or aGvHD.

Apraglutide for SBS-IF. We are conducting a Phase III clinical trial, STARS, to assess the safety and efficacy of apraglutide in adult patients with SBS-IF, and expect to report topline results in March 2024. In addition to the STARS trial, we are conducting the STARS Nutrition and Open Label Extension studies to evaluate the efficacy, safety and tolerability of apraglutide in SBS-IF further and to support potential submissions of marketing applications for apraglutide in the United States, European Union, and Japan.

Apraglutide for aGvHD: We are conducting a phase II proof-of-concept clinical trial, STARGAZE, to evaluate apraglutide in patients with steroid-refractory gastrointestinal aGvHD and expect data in the first quarter of 2024.

CoMET Platform: We, through the VectivBio Acquisition, also added the CoMET Platform, a small molecule platform technology that exploits the central role of Co-enzyme A, in intermediary metabolism and the significant dysregulation of this essential cofactor across multiple disorders. Ironwood is in the process of evaluating this asset and will provide additional detail on plans in the future.

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

Restructuring Expenses. Restructuring expenses pertain to a workforce reduction in April 2023 and restructuring initiatives commencing in June 2023 in connection with the VectivBio Acquisition. The workforce reduction and restructuring initiatives are more fully described in Note 12, Workforce Reductions and Restructuring.

Interest Expense and Other Financing Costs. Interest expense consists primarily of cash and non-cash interest costs related to our convertible senior notes and Revolving Credit Facility. Non-cash interest expense consists of amortization of debt issuance costs.

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

During the three and six months ended June 30, 2023, we added the following critical accounting policy to those reported in our 2022 Annual Report on Form 10-K.

Acquisitions

We evaluate acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated into a single identifiable asset or group of similar identifiable assets. If the screen test is met, a single asset or group of assets is not a business and is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether we have acquired inputs and processes that have the ability to create outputs that would meet the requirements of a business.

We account for business combinations using the acquisition method of accounting, which requires the acquiring entity to recognize the fair value of assets acquired and liabilities assumed and establishes the acquisition date as the fair value measurement point. We determine the fair value of assets acquired and liabilities assumed based on management’s estimate of the fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Transaction costs are expensed as incurred.

We account for asset acquisitions that are not determined to be a business combination by recognizing net assets based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. In an asset acquisition, the cost allocated to acquired in-process research and development (“IPR&D”) with no alternative future use is charged to research and development expense at the acquisition date. We classify asset acquisitions of acquired IPR&D as investing activities on its condensed consolidated statements of cash flows.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$107,382	$97,231	$211,443	$194,760
Total revenues	107,382	97,231	211,443	194,760
Costs and expenses:
Research and development	34,577	11,452	47,424	22,274
Selling, general and administrative	52,484	30,124	83,601	58,985
Restructuring expenses	13,011	—	13,011	—
Acquired in-process research and development	1,090,449	—	1,090,449	—
Total costs and expenses	1,190,521	41,576	1,234,485	81,259
Income (loss) from operations	(1,083,139)	55,655	(1,023,042)	113,501
Other income (expense):
Interest expense and other financing costs	(1,840)	(2,207)	(3,367)	(4,548)
Interest and investment income	8,757	1,018	16,029	1,248
Gain (loss) on derivatives	—	(681)	19	49
Other income (expense), net	6,917	(1,870)	12,681	(3,251)
Income (loss) before income taxes	(1,076,222)	53,785	(1,010,361)	110,250
Income tax expense	(13,256)	(16,705)	(33,403)	(34,369)
Net income (loss) and comprehensive income (loss)	(1,089,478)	37,080	(1,043,764)	75,881
Less: Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests	(27,291)	—	(27,291)	—
Net income (loss) and comprehensive income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$(1,062,187)	$37,080	$(1,016,473)	$75,881

Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2023	2022		$2023	2022	$

	(in thousands)			(in thousands)
Revenues:
Collaborative arrangements revenue	$107,382	$97,231	$10,151	$211,443	$194,760	$16,683
Total revenues	$107,382	$97,231	$10,151	$211,443	$194,760	$16,683

Collaborative Arrangements Revenue. The increase in collaborative arrangements revenue of $10.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was related to a $10.3 million increase in our share of net profits from the sale of LINZESS in the U.S., which was primarily driven by increased prescription demand and net price, partially offset by inventory channel fluctuations.

The increase in collaborative arrangements revenue of $16.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily related to a $17.6 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven by increased prescription demand and net price, partially offset by inventory channel fluctuations.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2023	2022		$2023	2022	$

	(in thousands)			(in thousands)
Operating expenses:
Research and development	$34,577	$11,452	$23,125	$47,424	$22,274	$25,150
Selling, general and administrative	52,484	30,124	22,360	83,601	58,985	24,616
Restructuring expenses	13,011	—	13,011	13,011	—	13,011
Acquired in-process research and development	1,090,449	—	1,090,449	1,090,449	—	1,090,449
Total operating expenses	$1,190,521	$41,576	$1,148,945	$1,234,485	$81,259	$1,153,226

Research and Development Expense. The increase in research and development expense of $23.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily related to $11.3 million of share-based compensation expense recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, a $6.0 million payment to COUR related to CNP-104 in connection with the amendment of the COUR Collaboration Agreement, a $3.5 million employer payroll tax obligation incurred upon the vesting acceleration of all VectivBio outstanding stock options and RSUs, and an increase of $1.1 million in linaclotide costs, and an increase of $0.9 million in compensation, benefits, and other employee-related expenses.

The increase in research and development expense of $25.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily related to $11.3 million of share-based compensation expense recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, a $6.0 million payment to COUR related to CNP-104 in connection with the amendment of the COUR Collaboration Agreement, a $3.5 million employer payroll tax obligation incurred upon the vesting acceleration of all VectivBio outstanding stock options and RSUs, a $1.6 million increase in linaclotide costs, and a $1.4 million increase in compensation, benefits, and other employee-related expenses.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased by $22.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to $16.2 million of share-based compensation expense recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, a $3.0 million employer payroll tax obligation incurred upon the vesting acceleration of all VectivBio outstanding stock options and RSUs, a $1.1 million increase in compensation, benefits, and other employee-related expenses, and a $0.9 million increase in sales and marketing activities.

Selling, general and administrative expenses increased by $24.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to $16.2 million of share-based compensation expense as well as $3.0 million in related payroll taxes recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, a $3.0 million employer payroll tax obligation incurred upon the vesting acceleration of all VectivBio outstanding stock options and RSUs, a $2.8 million increase in compensation, benefits, and other employee-related expenses, and a $1.1 million increase in sales and marketing activities.

Acquired In-Process Research & Development. We incurred approximately $1 billion of expense during the three and six months ended June 30, 2023 in connection with the VectivBio Acquisition to acquire apraglutide.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2023	2022		$2023	2022	$

	(in thousands)			(in thousands)
Other income (expense):
Interest expense and other financing costs	$(1,840)	$(2,207)	$367	$(3,367)	$(4,548)	$1,181
Interest and investment income	8,757	1,018	7,739	16,029	1,248	14,781
Gain (loss) on derivatives	—	(681)	681	19	49	(30)
Total other income (expense), net	$6,917	$(1,870)	$8,787	$12,681	$(3,251)	$15,932

Interest Expense and Other Financing Costs. Interest expense decreased by $0.4 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to the decrease in coupon interest expense associated with the 2022 Convertible Notes, which were fully repaid upon maturity in June 2022.

Interest expense decreased by $1.2 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the decrease in coupon interest expense associated with the 2022 Convertible Notes, which were fully repaid upon maturity in June 2022.

Interest and Investment Income. Interest and investment income increased by $7.7 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily from an increase in investment interest rates and investment balances.

Interest and investment income increased by $14.8 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily from an increase in investment interest rates and investment balances.

Gain (Loss) on Derivatives. For the three months ended June 30, 2022, we recorded a loss on derivatives of $0.7 million resulting from a $1.4 million decrease in the fair value of the Note Hedge Warrants, which terminated unexercised upon expiry during June 2022, and a $0.7 million decrease in the fair value of the Note Hedge Warrants.

For the six months ended June 30, 2023, we recorded an insignificant gain on derivatives resulting from a decrease in the fair value of the Note Hedge Warrants. For the six months ended June 30, 2022, we recorded a gain on derivatives of an insignificant amount resulting from a $1.1 million decrease in the fair value of the Convertible Note Hedges, which terminated unexercised upon expiry during June 2022, and a $1.2 million decrease in the fair value of the Note Hedge Warrants.

Income Tax Expense. For the three and six months ended June 30, 2023, we recorded income tax expense of $13.3 million and $33.4 million, respectively. For the three and the six months ended June 30, 2022, we recorded income tax expense of $16.7 million and $34.4 million, respectively. Due to our ability to utilize our net operating losses to offset federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense until our net operating losses have been fully utilized.

Liquidity and Capital Resources

As of June 30, 2023, we had $175.3 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds, repurchase agreements, U.S. Treasury securities, and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

We anticipate our cash balance and our expected net cash inflows from operations to allow us to meet our near-term and long-term cash obligations, which are reflected in our condensed consolidated balance sheets. Our most significant fixed obligations are debt obligations and lease commitments, for which annual payments are disclosed in Note 9, Debt, and Note 8, Leases, respectively, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Sources of Liquidity

We had incurred losses since our inception in 1998 and until the year ended December 31, 2019. However, after achieving profitability for the years ended December 31, 2020, 2021 and 2022, we incurred a loss of approximately $1.1 billion for the six-month period ending June 30, 2023 and had an accumulated deficit of approximately $1.7 billion as of June 30, 2023. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of June 30, 2023, our debt is comprised of $400.0 million aggregate principal amount of convertible notes, due at various dates between 2024 and 2026, and $400.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 in connection with the VectivBio Acquisition and the amount of the borrowings thereunder were used to partially finance the VectivBio Acquisition. The Revolving Credit Facility provides for $500.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 9, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for information related to our debt obligations, including the Revolving Credit Facility.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net cash provided by (used in):
Operating activities	$34,963	$61,365	$115,134	$125,489
Investing activities	(999,492)	(88)	(999,505)	(97)
Financing activities	399,071	(150,283)	403,052	(241,156)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(565,458)	$(89,006)	$(481,319)	$(115,764)

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations. Net cash inflows for the three and six months ended June 30, 2023 were $35.0 million and $115.1 million, respectively, and were primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S. Net cash inflows for the three and six months ended June 30, 2022 were $61.4 million and $125.5 million, respectively, and were primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for each of the three and six months ended June 30, 2023 was $999.5 million, and pertained primarily to the VectivBio Acquisition.

Cash used in investing activities for each of the three and six months ended June 30, 2022 was insignificant and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three and six months ended June 30, 2023 totaled $399.1 million and $403.1 million, respectively, and was generated primarily from the incurrence of $400.0 million of borrowings under the Revolving Credit Facility, net of costs, in the second quarter of 2023, as well as $1.3 million and $5.3 million, respectively from the exercise of stock options and the issuance of shares under our employee stock purchase plan.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, including apraglutide, and invest in building our pipeline through internal or external opportunities, including potential payments associated with exercising the Option under the COUR Collaboration Agreement. We believe that our cash on hand as of June 30, 2023 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying revenue expectations and estimates regarding the costs to continue to develop, obtain regulatory approval for, and commercialize linaclotide in the U.S., as well as our expectations regarding revenue from Astellas for Japan and AstraZeneca for China (including Hong Kong and Macau), and our goal to generate and maintain positive cash flows, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed under the headings “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, under “Part I, Item 1A—Risk Factors” in our 2022 Annual Report on Form 10-K and under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

●	the revenue generated by sales of LINZESS and CONSTELLA and from any other sources;

●	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS in the U.S. and from any other sources;

●	the success of our third-party manufacturing activities;

●	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approval development and regulatory requirements;

●	the time and cost associated with integrating VectivBio’s business and assets into our business operations

●	the time and cost associated with advancing apraglutide and other assets acquired in the VectivBio Acquisition;

●	the success of our research and development efforts;

●	the emergence of competing or complementary products;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the terms and timing of any collaborative, licensing or other arrangements that we may establish, including milestones, royalties or other payments due or payable under such agreements;

●	the settlement method used for our outstanding convertible notes; and

●	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of evaluating, acquiring, and, if completed, integrating into our business operations any such assets.

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

We are exposed to market risks related to fluctuations in interest rates relating to our four-year secured $500.0 million Revolving Credit Facility. The increase or decrease in annual interest expense resulting from a 10% increase or decrease in the applicable interest rate is $3.2 million.

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

Foreign Currency Risk

We are also exposed to risks related to changes in foreign currency exchange rates relating to our foreign operations. The functional currency of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies. We are also exposed to unfavorable fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We do not currently hedge our foreign currency exchange rate risk. Foreign currency has not had, nor do we believe that a decrease or increase in any foreign currency exchange rates would have, a material impact on our results of operations.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control Over Financial Reporting

As permitted by guidance issued by the SEC that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management excluded an assessment of the internal controls of VectivBio, which we acquired on June 29, 2023, from its evaluation of the effectiveness of our disclosure controls and procedures. VectivBio represented 7% of our consolidated total assets and less than 1% of our consolidated total revenues as of and for the six months ended June 30, 2023. We are in the process of integrating VectivBio into our system of internal control over financial reporting.

Other than with respect to the integration of VectivBio into our system of internal control over financial reporting, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on February 16, 2023, or the 2022 Annual Report on Form 10-K, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q.

There were no material changes from the risk factors previously disclosed in the 2022 Annual Report on Form 10-K, other than the risk factors set forth below.

Risks Related to the VectivBio Acquisition

We may be unable to successfully integrate the business and personnel of VectivBio, and may not realize the expected benefits and anticipated synergies of such acquisition.

In June 2023, we completed a tender offer to purchase the outstanding ordinary shares of VectivBio Holding AG, or VectivBio, a clinical-stage biotechnology company focused on the discovery and development of treatments for severe, rare conditions for which there is a significant unmet medical need, or the VectivBio Acquisition. We may not realize the expected benefits from such acquisition because of integration difficulties or other challenges.

The success of the VectivBio Acquisition will depend, in part, on our ability to realize all or some of the expected benefits from the acquisition and anticipated synergies from integrating its business with our existing business. The integration process may be complex, costly and time-consuming and we may not ultimately realize the return on our investment. Risks we may face in connection with the VectivBio Acquisition include, among others:

●	failure to successfully implement our business plans for the combined business, including the development of apraglutide for SBS-IF;
●	failure of the VectivBio Acquisition to further our business strategy as we expected, including the development and, if approved, the commercialization of apraglutide for SBS-IF;
●	unexpected losses of key employees, customers or suppliers, and the complexities associated with integrating personnel from another company;
●	unanticipated issues in conforming VectivBio’s standards, processes, procedures and controls with our operations;
●	coordinating product candidate and process development;
●	increasing the scope, geographic diversity and complexity of our operations;
●	diversion of management’s attention from other business concerns;
●	adverse effects on our or VectivBio’s existing business relationships;
●	unanticipated changes in applicable laws and regulations;
●	unanticipated expenses and liabilities associated with the VectivBio Acquisition; and
●	other difficulties in the assimilation of VectivBio operations, technologies, product candidates and systems.

We may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation.

If we experience difficulties with the integration process or if the business of VectivBio deteriorates, the anticipated cost savings, growth opportunities and other synergies of the VectivBio Acquisition may not be realized fully or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

The VectivBio Acquisition increases our exposure to doing business in foreign jurisdictions.

VectivBio is headquartered in Basel, Switzerland and has employees and operations in foreign jurisdictions. Operating in foreign jurisdictions exposes us to additional risks such as: fluctuations in currency exchange rates; compliance with different legal and regulatory environments; foreign regulatory regimes applicable to clinical trials and obtaining approvals for product candidates; compliance with applicable data privacy laws and regimes such as the E.U. General Data Protection Regulation, or GDPR, the United Kingdom’s GDPR and the Swiss Federal Act on Data Protection; risk relating to the political and economic status of foreign governments; differences in the manner in which different cultures do business; difficulties in staffing and managing foreign operations; differences in financial reporting; and operating difficulties; among other factors. The realization of any of these risks, if severe enough, could have an adverse effect on our consolidated financial position, results of operations and cash flows.

Risks Related to Apraglutide

We cannot give any assurance that apraglutide will receive regulatory approval, which is necessary before it can be commercialized.

Upon the closing of the VectivBio Acquisition, we added apraglutide, VectivBio’s lead investigational asset, a next generation, long-acting GLP-2 analog in development for the treatment of patients with short bowel syndrome with Intestinal Failure, or SBS-IF, to our pipeline.

Apraglutide will require extensive clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supply, and if approved, fully integrating apraglutide into the commercial infrastructure to support with the appropriate sales, marketing, and market access efforts to generate sales in pursuit of revenue. We have not yet completed a pivotal trial for this product candidate. We are not permitted to market or promote this product candidate before we receive regulatory approval from the United States Food and Drug Administration, or U.S. FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities in the applicable jurisdiction, and we may never receive any such regulatory approval for apraglutide. To obtain regulatory approvals for apraglutide, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the U.S. FDA, EMA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. However, we cannot be certain that apraglutide will be successful in clinical trials. Further, results from clinical trials can be interpreted in different ways, and apraglutide may not receive regulatory approval even if we believe it is successful in clinical trials. Even if we do receive such regulatory approval, we may be unable to successfully commercialize apraglutide within any approved indications or develop apraglutide for the treatment of additional indications, which would materially adversely impact our business and prospects.

The regulatory approval processes in the U.S., in the E.U. and in other foreign jurisdictions are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for apraglutide, our business will be harmed.

The time required to obtain regulatory approval from the U.S. FDA, EMA and other comparable regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors. In addition, regulatory approval policies, regulations, or the type and amount of clinical data necessary to gain regulatory approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the regulatory approval of or may result in the decision not to approve apraglutide. Regulatory approval is never guaranteed. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations,and regulatory authorities may not interpret our data as favorably as we do, which may further delay, limit or prevent development efforts, clinical trials, or regulatory approval. Even if we believe the preclinical or clinical data for our product candidates are sufficient to support approval, such data may not be considered sufficient to support approval by the U.S. FDA, EMA and other comparable regulatory authorities.Of the large number of drugs in development, only a small percentage successfully complete the U.S. FDA, EMA or comparable regulatory approval processes and are commercialized. Accordingly, it is possible that we will never obtain regulatory approval for apraglutide.

The U.S. FDA, EMA or other comparable regulatory authorities may delay, limit, or deny approval of our product candidates, including apraglutide, for many reasons, including the following:

●	the U.S. FDA, EMA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or with our interpretation of data from preclinical studies or clinical trials;
●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety or efficacy in the full population for which we seek approval;
●	the data collected from our clinical trials may not be sufficient to support the submission of a New Drug Application, Marketing Authorisation Application, or other submission or to obtain regulatory approval in the U.S., Europe or elsewhere;
●	participants in our clinical trials or by individuals using drugs similar to apraglutide may experience serious and unexpected drug-related side effects;
●	we may be unable to demonstrate to the U.S. FDA, EMA or other comparable foreign regulatory authorities that apraglutide’s risk-to-benefit ratio for its proposed indications is acceptable;
●	the U.S. FDA, EMA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of apraglutide;
●	the U.S. FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the regulatory approval policies or regulations of the U.S. FDA, the EMA, or other applicable comparable foreign regulations in the European Union and other jurisdictions may significantly change in a manner rendering our clinical data insufficient for approval.

In addition, we plan to develop a proprietary injection device for apraglutide, which would cause it to be regulated as drug and device combination product by the U.S. FDA, the EMA and comparable foreign regulatory authorities. Developing and obtaining regulatory approval for combination products can pose unique challenges because they involve components that are regulated under different types of regulatory requirements and potentially by different U.S. FDA centers or regulatory authorities. As a result, combination product candidates may raise regulatory, policy and review challenges. Differences in regulatory pathways for each component of a combination product can impact the regulatory processes for all aspects of product development and management, including clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees and post-approval modifications. Although the U.S. FDA, EMA, and comparable foreign authorities have systems in place for the review and approval of combination products such as a proprietary injection device for apraglutide, we may experience additional delays in the development and commercialization of apraglutide due to regulatory timing constraints and uncertainties in the product development and approval process. Moreover, although we expect that the device component would be reviewed in connection with the review of the drug marketing application for apraglutide, if and when submitted, and that no separate marketing authorization or certification for the device component will be required, the U.S. FDA, EMA or comparable regulatory authorities may disagree and require that we obtain a separate marketing authorization or certification for the device component, which could further delay or prevent regulatory approval of apraglutide.

This lengthy regulatory approval process, as well as the unpredictability of the results of clinical trials, may result in our failure to obtain regulatory approval to potentially market apraglutide, which would significantly harm our business, results of operations, and prospects.

Risks Related to Our Finances and Capital Requirements

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of June 30, 2023, we had total indebtedness of $800.0 million and available cash and cash equivalents of $175.3 million.

We incurred significant new indebtedness in connection with the VectivBio Acquisition. In May 2023, we entered into a four-year $500.0 million secured revolving credit facility, or the Revolving Credit Facility, which includes a $10.0 million letter of credit subfacility. In June 2023, we borrowed $400.0 million to fund a portion of the consideration paid to purchase VectivBio’s outstanding ordinary shares in connection with the VectivBio Acquisition.

The agreement governing the Revolving Credit Facility, or the Revolving Credit Agreement, contains certain covenants applicable to us and certain of our subsidiaries that may, under certain circumstances, impose significant operating and financial restrictions on us, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Revolving Credit Agreement also includes cross-default features providing that defaults under certain other indebtedness would result in a default under the Revolving Credit Agreement. In addition, the Revolving Credit Agreement requires us to maintain a maximum consolidated secured net leverage ratio of 3.00 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows us to elect to increase the permitted maximum consolidated secured net leverage ratio to 3.50 to 1.00 for four fiscal quarters in the event we consummate an acquisition for consideration in excess of $50 million, subject to certain limitations on how often this election can be made. Additionally, the lenders under the Revolving Credit Agreement will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of customary events of default.

In addition, while none of the indentures governing our August 2019 issuance of our 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and our 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes, and together with the 2024 Convertible Notes, the Convertible Senior Notes, include covenants restricting the operation of our business except in certain limited circumstances, in the event of a default under any of the Convertible Senior Notes, the applicable noteholders or the trustee under the indenture governing the applicable Convertible Senior Notes may accelerate our payment obligations under such Convertible Senior Notes, which could have a material adverse effect on our business, financial condition and results of operations. We are also required to offer to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of our company (other than an acquisition in which at least 90% of the consideration is Class A Common Stock listed on The Nasdaq Global or Global Select Market or The New York Stock Exchange), subject to the terms of each of the indenture governing the Convertible Senior Notes. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of our company that would otherwise be beneficial to our security holders.

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

To the extent we become subject to such covenants, our ability to comply with such covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. The ability to comply with these covenants in future periods will also depend on our ability to successfully implement our overall business strategy and realize the anticipated benefits of the VectivBio Acquisition, including synergies, cost savings, innovation and operational efficiencies.

Our significant indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences on our business, including:

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

If we do not generate sufficient cash flows from operations or if future borrowings are not available to us in an amount sufficient to service our indebtedness, including payments of principal when due on our outstanding indebtedness or, in the case of our Convertible Senior Notes, in connection with a transaction involving us that constitutes a fundamental change under the indentures governing the Convertible Senior Notes, or under our Revolving Credit Facility, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity dates thereof, sell assets, reduce or delay currently planned activities or curtail operations, seek to raise additional capital or take other actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. This, together with any of the factors described above, could materially and adversely affect our business, financial condition and results of operations.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No:	Description
2.1

Transaction Agreement, dated May 21, 2023, by and between Ironwood Pharmaceuticals, Inc. and VectivBio Holding AG. Incorporated by reference to Exhibit 2.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on May 22, 2023.

2.2

Tender and Support Agreement, dated May 21, 2023, by and among Ironwood Pharmaceuticals, Inc. and certain shareholders of VectivBio Holding AG. Incorporated by reference to Exhibit 99.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on May 22, 2023.

3.1

Eleventh Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of Ironwood Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010.

3.2	Certificate of Retirement. Incorporated by reference to Exhibit 3.2 of Ironwood Pharmaceuticals, Inc.’s Amendment No. 1 to Form 8-A, filed with the SEC on January 3, 2019.

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

10.1†

Credit Agreement, dated May 21, 2023, by and among Ironwood Pharmaceuticals, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on May 22, 2023.

10.2#	Amended and Restated 2019 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on June 22, 2023.
10.3†

Amended and Restated Exclusive License Agreement by and between Ferring International Center S.A. and GlyPharma Therapeutic Inc. dated as of December 6, 2016, as amended. Incorporated by reference to Exhibit 10.1 of VectivBio Holding AG’s Registration Statement on Form F-1, filed with the SEC on March 19, 2021.

10.4†

Development and Commercialization Agreement by and between VectivBio AG and Asahi Kasei Pharma Corporation, dated as of March 30, 2022. Incorporated by reference to Exhibit 4.20 of VectivBio Holding AG’s Annual Report on Form 20-F for the year ended December 31, 2022, filed with the SEC on April 19, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act.

32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

*     Filed herewith.

‡     Furnished herewith.

#	Management contract or compensatory plan, contract, or arrangement.

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Ironwood will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ironwood Pharmaceuticals, Inc.

Date: August 9, 2023	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ RONALD SILVER
Ronald Silver
Vice President, Corporate Controller
(Principal Accounting Officer)