Form 10-Q
period 2023-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2023-11-09
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 156,129,046 shares of Class A common stock outstanding.

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

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including those related to the effectiveness of development and commercialization efforts by us and our partners; preclinical and clinical development, manufacturing and formulation development of linaclotide, apraglutide, CNP-104 and our other product candidates; the risk that clinical programs and studies may not progress or develop as anticipated, including that studies are delayed or discontinued for any reason, such as safety, tolerability, enrollment, manufacturing, economic or other reasons; the risk that findings from our completed nonclinical and clinical studies may not be replicated in later studies; the risk that we or our partners are unable to obtain, maintain or manufacture sufficient LINZESS or our product candidates, or otherwise experience difficulties with respect to supply or manufacturing; the efficacy, safety and tolerability of linaclotide and our product candidates; the risk that the therapeutic opportunities for LINZESS or our product candidates are not as we expect; decisions by regulatory and judicial authorities; the risk we may never get additional patent protection for linaclotide and other product candidates, that patents for linaclotide or other products may not provide adequate protection from competition, or that we are not able to successfully protect such patents; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risk that we may elect to not exercise our option to acquire the exclusive license for CNP-104; the risk that the development of either apraglutide, CNP-104 and/or IW-3300 is not successful or that any of our product candidates is not successfully commercialized; outcomes in legal proceedings to protect or enforce the patents relating to our products and product candidates, including abbreviated new drug application litigation; the risk that financial and operating results may differ from our projections; developments in the intellectual property landscape; challenges from and rights of competitors or potential competitors; the risk that our planned investments do not have the anticipated effect on our company revenues; developments in accounting guidance or practice; Ironwood’s or AbbVie’s accounting practices, including reporting and settlement practices as between Ironwood and AbbVie; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risks related to VectivBio Holding AG and our acquisition of VectivBio Holding AG; the risks related to our increased indebtedness; the impact of the COVID-19 pandemic; and the additional risks identified under the heading “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 16, 2023, and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2023. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$110,164	$656,203
Accounts receivable, net	124,546	115,458
Prepaid expenses and other current assets	18,112	7,715
Restricted cash	788	1,250
Total current assets	253,610	780,626
Restricted cash, net of current portion	510	485
Accounts receivable, net of current portion	—	14,589
Property and equipment, net	5,630	6,288
Operating lease right-of-use assets	12,956	14,023
Intangible assets, net	3,889	—
Deferred tax assets	243,645	283,661
Other assets	3,823	847
Total assets	$524,063	$1,100,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,698	$483
Accrued research and development costs	10,735	5,258
Accrued expenses and other current liabilities	62,714	16,700
Current portion of operating lease liabilities	3,111	3,065
Current portion of convertible senior notes	199,321	—
Note hedge warrants	—	19
Total current liabilities	280,579	25,525
Operating lease obligations, net of current portion	15,074	16,599
Convertible senior notes, net of current portion	198,141	396,251
Revolving credit facility	325,000	—
Other liabilities	30,948	9,766
Commitments and contingencies
Ironwood Pharmaceuticals, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 156,125,676 shares issued and outstanding at September 30, 2023 and 500,000,000 shares authorized and 154,026,949 shares issued and outstanding at December 31, 2022	156	154
Additional paid-in capital	1,374,908	1,348,600
Accumulated deficit	(1,697,528)	(696,376)
Accumulated other comprehensive income (loss)	(752)	—
Total Ironwood Pharmaceuticals, Inc. stockholders’ equity (deficit)	(323,216)	652,378
Noncontrolling interests	(2,463)	—
Total stockholders’ equity (deficit)	(325,679)	652,378
Total liabilities and stockholders’ equity	$524,063	$1,100,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Collaborative arrangements revenue	$113,739	$108,637	$325,182	$303,397
Total revenues	113,739	108,637	325,182	303,397
Costs and expenses:
Research and development	32,985	11,545	80,409	33,819
Selling, general and administrative	36,046	28,619	119,647	87,604
Restructuring expenses	4,685	—	17,696	—
Acquired in-process research and development	—	—	1,090,449	—
Total costs and expenses	73,716	40,164	1,308,201	121,423
Income (loss) from operations	40,023	68,473	(983,019)	181,974
Other income (expense):
Interest expense and other financing costs	(9,839)	(1,524)	(13,206)	(6,072)
Interest and investment income	1,748	2,807	17,777	4,055
Gain on derivatives	—	151	19	200
Other income (expense), net	(8,091)	1,434	4,590	(1,817)
Income (loss) before income taxes	31,932	69,907	(978,429)	180,157
Income tax expense	(17,982)	(19,590)	(51,385)	(53,959)
Net income (loss)	13,950	50,317	(1,029,814)	126,198
Less: Net income (loss) attributable to noncontrolling interests	(1,371)	—	(28,662)	—
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$15,321	$50,317	$(1,001,152)	$126,198

Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. shareholders —basic	$0.10	$0.33	$(6.45)	$0.82
Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. shareholders —diluted	$0.09	$0.28	$(6.45)	$0.69

Weighted average shares used in computing net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. shareholders—basic:	155,886	153,066	155,240	154,713
Weighted average shares used in computing net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. shareholders—diluted:	186,891	184,465	155,240	186,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$15,321	$50,317	$(1,001,152)	$126,198
Other comprehensive loss, net of tax:
Currency translation adjustment	(307)	—	(307)	—
Defined benefit pension plan	(464)	—	(464)	—
Total other comprehensive loss, net of tax	(771)	—	(771)	—
Less: Other comprehensive loss attributable to noncontrolling interest	(19)	—	(19)	—
Comprehensive income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$14,569	$50,317	$(1,001,904)	$126,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

					Accumulated	Total Ironwood
	Class A		Additional		other	Pharmaceuticals, Inc.		Total
	Common Stock		paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	capital	deficit	income (loss)	equity (deficit)	Interests	equity (deficit)
Balance at December 31, 2022	154,026,949	$154	$1,348,600	$(696,376)	$—	$652,378	$—	$652,378
Issuance of common stock related to share-based awards	1,319,154	1	1,628	—	—	1,629	—	1,629
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,131	—	—	7,131	—	7,131
Net income	—	—	—	45,714	—	45,714	—	45,714
Balance at March 31, 2023	155,346,103	$155	$1,357,359	$(650,662)	$—	$706,852	$—	$706,852
Issuance of common stock related to share-based awards and employee stock purchase plan	681,545	1	1,365	—	—	1,366	—	1,366
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,265	—	—	8,265	—	8,265
Non-controlling interests on acquisition of VectivBio Holding AG	—	—	—	—	—	—	26,218	26,218
Net loss	—	—	—	(1,062,187)	—	(1,062,187)	(27,291)	(1,089,478)
Balance at June 30, 2023	156,027,648	$156	$1,366,989	$(1,712,849)	$—	$(345,704)	$(1,073)	$(346,777)
Issuance of common stock related to share-based awards	98,028	—	13	—	—	13	—	13
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,906	—	—	7,906	—	7,906
Net income (loss)	—	—	—	15,321	—	15,321	(1,371)	13,950
Other comprehensive loss, net of tax	—	—	—	—	(752)	(752)	(19)	(771)
Balance at September 30, 2023	156,125,676	$156	$1,374,908	$(1,697,528)	$(752)	$(323,216)	$(2,463)	$(325,679)

					Accumulated	Total Ironwood
	Class A		Additional		other	Pharmaceuticals, Inc.		Total
	Common Stock		paid-in	Accumulated	comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	capital	deficit	income (loss)	equity (deficit)	Interests	equity
Balance at December 31, 2021	162,036,461	$162	$1,543,357	$(937,608)	$—	$605,911	$—	$605,911
Cumulative effect adjustment upon adoption of ASU 2020-06, net of tax	—	—	(110,217)	66,167	—	(44,050)	—	(44,050)
Issuance of common stock related to share-based awards	1,087,966	1	1,520	—	—	1,521	—	1,521
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,089	—	—	6,089	—	6,089
Repurchases of common stock	(8,009,272)	(8)	(90,481)	—	—	(90,489)	—	(90,489)
Net income	—	—	—	38,801	—	38,801	—	38,801
Balance at March 31, 2022	155,115,155	$155	$1,350,268	$(832,640)	—	$517,783	$—	$517,783
Issuance of common stock related to share-based awards and employee stock purchase plan	818,235	1	4,314	—	—	4,315	—	4,315
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	6,601	—	—	6,601	—	6,601
Repurchases of common stock	(2,757,081)	(3)	(32,893)	—	—	(32,896)	—	(32,896)
Net income	—	—	—	37,080	—	37,080	—	37,080
Balance at June 30, 2022	153,176,309	$153	$1,328,290	$(795,560)	$—	$532,883	$—	$532,883
Issuance of common stock related to share-based awards and employee stock purchase plan	143,108	—	796	—	—	796	—	796
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,067	—	—	7,067	—	7,067
Net income	—	—	—	50,317	—	50,317	—	50,317
Balance at September 30, 2022	153,319,417	$153	$1,336,153	$(745,243)	—	591,063	—	$591,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,029,814)	$126,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,063	1,078
Share-based compensation expense	23,301	19,757
Change in fair value of note hedge warrants	(19)	(1,315)
Change in fair value of convertible note hedges	—	1,115
Non-cash interest expense	1,473	1,453
Acquired in-process research and development	1,090,449	—
Deferred income taxes	41,316	45,610
Changes in assets and liabilities:
Accounts receivable, net	5,501	7,056
Prepaid expenses and other current assets	(1,881)	1,578
Operating lease right-of-use assets	1,067	985
Other assets	(354)	137
Accounts payable and accrued expenses	24,927	(6,108)
Accrued research and development costs	(11,470)	(10,223)
Operating lease liabilities	(1,479)	(1,474)
Other liabilities	3,513	8,734
Net cash provided by operating activities	147,593	194,581
Cash flows from investing activities:
Purchases of property and equipment	(62)	(163)
Acquisition of VectivBio Holding AG, net of cash acquired	(1,022,068)	—
Net cash used in investing activities	(1,022,130)	(163)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	5,359	6,734
Repayment of 2022 Convertible Notes	—	(120,699)
Proceeds from revolving credit facility	400,000	—
Costs associated with revolving credit facility	(2,295)	—
Repayments of revolving credit facility	(75,000)
Repurchases of common stock	—	(126,394)
Net cash provided by (used in) financing activities	328,064	(240,359)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—
Net decrease in cash, cash equivalents and restricted cash	(546,476)	(45,941)
Cash, cash equivalents and restricted cash, beginning of period	657,938	621,864
Cash, cash equivalents and restricted cash, end of period	$111,462	$575,923

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$110,164	$574,188
Restricted cash	1,298	1,735
Total cash, cash equivalents, and restricted cash	$111,462	$575,923

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

In June 2023, the Company completed a tender offer to purchase outstanding ordinary shares of VectivBio Holding AG (“VectivBio”), a clinical-stage biotechnology company focused on the discovery and development of treatments for severe, rare GI conditions for which there is a significant unmet medical need. As of September 30, 2023, Ironwood holds 98% of VectivBio’s outstanding ordinary shares and intends to effect a statutory squeeze-out merger under Swiss law to acquire all remaining shares. Through the acquisition, the Company is advancing apraglutide, a next-generation, synthetic peptide analog of glucagon-like peptide-2 (“GLP-2”), for rare GI diseases, including short bowel syndrome with intestinal failure (“SBS-IF”).

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of September 30, 2023, and the results of its operations for the three and nine months ended September 30, 2023 and 2022, its statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2023 include the accounts of Ironwood, its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH, as well as Ironwood’s majority-owned subsidiary, VectivBio, and VectivBio’s wholly-owned subsidiaries, VectivBio AG, VectivBio Comet AG, GlyPharma Therapeutic Inc. and VectivBio US, Inc. All intercompany transactions and balances are eliminated in consolidation.

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

The Company acquired control of VectivBio and its subsidiaries on June 29, 2023 (Note 3). Accordingly, the accompanying condensed consolidated financial statements reflect the results of operations and cash flows of VectivBio and its subsidiaries from the acquisition date through September 30, 2023.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2022 Annual Report on Form 10-K. During the nine months ended September 30, 2023, the following additional significant accounting policies were applicable following the acquisition of VectivBio:

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2023 that had a material effect on its condensed consolidated financial statements.

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

As of September 30, 2023, the Company holds 98% of the outstanding VectivBio Shares. The Company intends to effect a squeeze-out merger under Swiss law to acquire all the remaining outstanding VectivBio Shares in the fourth quarter of 2023. The remaining outstanding VectivBio Shares are expected to be settled by the Company in cash for $26.3 million.

The total purchase consideration for VectivBio is as follows (in thousands):

Cash consideration paid to selling shareholders (1)	$1,041,391
Cash consideration paid to settle VectivBio restricted stock units (“RSUs”) and stock options (2)	78,003
Cash consideration paid to settle VectivBio warrants (3)	3,720
Transaction costs	26,270
Fair value of noncontrolling interest (4)	26,218
Total purchase consideration	$1,175,602

(1)	The cash consideration paid to selling shareholders was determined based on the total number of VectivBio Shares tendered at closing of 61,258,315 at a per share price of $17.00.
(2)	The cash consideration paid to settle VectivBio RSUs and stock options issued under VectivBio’s equity incentive plans was determined based on the total number of underlying VectivBio Shares of 8,904,171 at a per share price of $17.00, less the exercise price for stock options.
(3)	The cash consideration paid to settle VectivBio warrants was determined based on the total number of VectivBio warrant shares outstanding at close of 324,190 at a per share price of $11.4757 calculated as the per share price of $17.00, less the exercise price of $5.5243 per share.
(4)	The fair value of the non-controlling interest was determined based on the total number of VectivBio Shares outstanding at closing of 1,547,723 at the closing date of the tender offer, using the VectivBio closing share price on June 28, 2023 of $16.94.

All consideration was paid prior to September 30, 2023 with the exception of $4.0 million of transaction costs.

The VectivBio Acquisition was accounted for as an asset acquisition under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset, apraglutide, VectivBio’s lead investigational asset. Apraglutide is a next-generation, long-acting synthetic GLP-2 analog being developed for a range of rare GI diseases and is currently in Phase III clinical trial for the potential treatment of SBS-IF. The Company recognized the acquired assets and assumed liabilities based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. In accordance with the accounting for asset acquisitions, an entity that acquires IPR&D assets in an asset acquisition follows the guidance in ASC Topic 730, Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and recorded as research and development expense at the acquisition date. As a result, the Company recorded approximately $1.1 billion in acquired in-process research and development expense related to the apraglutide IPR&D asset during the second quarter of 2023.

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

Intangible assets are comprised of the assembled workforce and are amortized on a straight-line basis over an estimated useful life of five years. The Company recognized $0.2 million of amortization expense during each of the three and nine months ended September 30, 2023 and the net carrying value of the assembled workforce was $3.9 million.

The Company incurred acquisition-related expenses of $8.5 million and $53.8 million, respectively, for the three and nine months ended September 30, 2023, of which $3.7 million and $24.5 million, respectively, were included in selling, general and administrative expenses, $0.2 million and $15.0 million, respectively, were included in research and development expense, and $4.7 million and $14.2 million, respectively, were included in restructuring expense within the Company’s condensed consolidated statement of income (loss) for the three and nine months ended September 30, 2023. Acquisition-related expenses include direct and incremental costs incurred in connection with the transaction, including integration-related professional services and employee retention-related benefits. Acquisition-related expenses exclude transaction costs included in the computation of total consideration paid.

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023(1)	2022
Numerator:
Net income (loss)	$13,950	$50,317	$(1,029,814)	$126,198
Less: Net income (loss) attributable to noncontrolling interests	(1,371)	—	(28,662)	—
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	15,321	50,317	(1,001,152)	126,198

Add back interest expense, net of tax benefit, on assumed conversion of 2024 Convertible Notes	448	445	—	1,335
Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	669	667	—	2,000
Numerator used in computing net income (loss) per share — diluted	$16,438	$51,429	$(1,001,152)	$129,533

Denominator:
Weighted average number of common shares outstanding used in computing net income (loss) per share — basic	155,886	153,066	155,240	154,713
Effect of dilutive securities:
Stock options	88	283	—	318
Time-based restricted stock units	445	966	—	1,278
Performance-based restricted stock units	573	225	—	196
Restricted stock	24	49	—	122
Shares subject to issuance under Employee Stock Purchase Plan	7	8	—	9
2024 Convertible Notes assumed conversion	14,934	14,934	—	14,934
2026 Convertible Notes assumed conversion	14,934	14,934	—	14,934
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income (loss) per share — diluted	186,891	184,465	155,240	186,504
Net income (loss) per share — basic	$0.10	$0.33	$(6.45)	$0.82
Net income (loss) per share — diluted	$0.09	$0.28	$(6.45)	$0.69

(1) During the nine months ended September 30, 2023, the Company was in a net loss position, and therefore, did not differentiate basic and diluted earnings per share.

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options	4,744	5,847	4,896	6,021
Time-based restricted stock units	1,626	139	1,042	64
Performance-based restricted stock units	216	528	164	572
Note Hedge Warrants	—	8,318	3,364	8,318
Total	6,586	14,832	9,466	14,975

5. Collaboration, License and Other Agreements

The Company has linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The following table provides amounts included in the Company’s condensed consolidated statements of income (loss) as collaborative arrangements revenue attributable to transactions from these arrangements and other agreements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Arrangements Revenue	2023	2022	2023	2022
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$110,730	$106,085	$318,548	$296,047
AbbVie (Europe and other)	714	709	2,071	1,847
AstraZeneca (China, including Hong Kong and Macau)	174	144	386	484
Astellas (Japan)	432	520	1,305	1,543
Other Agreements:
Alnylam (GIVLAARI)	—	814	—	2,222
AKP (apraglutide)	934	—	997	—
Other	755	365	1,875	1,254
Total collaborative arrangements revenue	$113,739	$108,637	$325,182	$303,397

Accounts receivable, net, included $124.5 million and $130.0 million primarily related to collaborative arrangements revenue as of September 30, 2023 and December 31, 2022, respectively. Accounts receivable, net, included $108.4 million and $104.4 million due from the Company’s partner, AbbVie, net of $4.6 million and $4.0 million of accounts payable, as of September 30, 2023 and December 31, 2022, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the three and nine months ended September 30, 2023 and 2022.

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

During the three and nine months ended September 30, 2023, the Company incurred $1.7 million and $5.1 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and nine months ended September 30, 2022, the Company incurred $1.6 million and $5.3 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $2.9 million and $9.0 million in incremental research and development costs during the three and nine months ended September 30, 2023, respectively, and incurred $2.2 million and $6.7 million in incremental research and development costs during the three and nine months ended September 30, 2022, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$110,089	$105,224	$316,476	$293,995
Royalty revenue	641	861	2,072	2,052
Total collaborative arrangements revenue	$110,730	$106,085	$318,548	$296,047

The Company incurred $9.5 million and $28.8 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and nine months ended September 30, 2023, respectively. The Company incurred $8.9 million and $26.2 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and nine months ended September 30, 2022, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.6 million and $2.1 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2023, respectively. The Company recognized $0.9 million and $2.1 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2022, respectively.

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

Under the license agreement, as amended, AbbVie is obligated to pay the Company, (i) royalties based on sales volume in Europe in the upper-teens percent, and (ii) on a country-by-country and product-by-product basis in the Expanded Territory, a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in Europe and the Expanded Territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. The license agreement also contains certain sales-based milestones and commercial launch milestones, which could total up to $42.5 million. The Company recognized $0.7 million and $2.1 million of royalty revenue during the three and nine months ended September 30, 2023, respectively. The Company recognized $0.7 million and $1.8 million of royalty revenue during the three and nine months ended September 30, 2022, respectively.

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

The Company recognized $0.4 million and $1.3 million of royalty revenue during the three and nine months ended September 30, 2023, respectively. The Company recognized $0.5 million and $1.5 million of royalty revenue during the three and nine months ended September 30, 2022, respectively.

Collaboration Agreement for China (including Hong Kong and Macau) with AstraZeneca

The Company has a collaboration agreement with AstraZeneca under which AstraZeneca has the exclusive right to develop, manufacture and commercialize products containing linaclotide in the AstraZeneca License Territory.

Under the collaboration agreement, AstraZeneca is required to pay tiered royalties to the Company at rates beginning in the mid-single-digit percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the AstraZeneca License Territory. The Company recognized $0.2 million and $0.4 million of royalty revenue during the three and nine months ended September 30, 2023, respectively. The Company recognized an insignificant amount and $0.5 million of royalty revenue during the three and nine months ended September 30, 2022, respectively.

The Company is entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $15.0 million remained outstanding at September 30, 2023. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets. The significant financing component of the transaction was $2.6 million and is recognized as interest income through 2024 using the effective interest method. At September 30, 2023, the non-contingent receivable due from AstraZeneca was $14.9 million and was classified as current. At December 31, 2022, the current portion and the non-current portion of the non-contingent receivable due from AstraZeneca were $10.0 million and $14.6 million, respectively.

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

During the year ended December 31, 2021, the Company recognized research and development expense totaling $19.5 million related to the up-front payment, non-contingent payment, and milestone payments for which payment was probable to occur. At December 31, 2022, payment obligations of $3.8 million were included in accrued research and development costs. No payment obligations remained as of September 30, 2023.

In April 2023, the Company and COUR executed an amendment to the COUR Collaboration Agreement, in which the Company agreed to pay a one-time, non-refundable, upfront payment of $6.0 million to COUR in exchange for the right to apply a credit of $6.6 million against future amounts due to COUR in connection with the exercise of the Option, commercial milestones, or royalties. In connection with such payment, COUR also granted the Company a right of first negotiation over certain additional potential research and development programs. The $6.0 million payment was recognized as research and development expense in the second quarter of 2023.

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

The Company evaluated the development and commercialization agreement under the provisions of ASC Topic 606, Revenue from Contracts with Customers, and identified two performance obligations consisting of the (i) exclusive license for the development and commercialization of apraglutide in Japan and (ii) development activities for conducting global trials and sharing of associated development data necessary for obtaining and maintaining regulatory approval in Japan. Each performance obligation was capable of being distinct and distinct in the context of the contract. The initial transaction price was allocated to each performance obligation on a relative standalone selling price basis. The Company assessed that it provided a right to use the license as the license exists (in terms of form and functionality) at the point in time at which it is granted and therefore, was satisfied at the inception of the arrangement. The development activities are being recognized over time as the Company performs development activities related to the global trials. The Company recognizes revenue associated with the development activities using an input method, according to the costs incurred, which in management’s judgment, is the best measure of progress towards satisfying the performance obligation.

In connection with the acquisition of VectivBio, the Company accounted for the acquisition as an asset acquisition, which required that it recognize the deferred revenue at its fair value of $4.3 million on June 28, 2023.

The Company recognized $0.9 million and $1.0 million of revenue during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, deferred revenue of $2.6 million is reported within accrued expenses and other current liabilities and $0.6 million is reported within other liabilities on the condensed consolidated balance sheets. Deferred revenue is expected to be recognized over the course of the development activities, which are currently estimated to occur through 2028.

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

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$29,420	$29,420	$—	$—
U.S. Treasury securities	10,372	—	10,372	—
Commercial paper	32,587	—	32,587	—
Restricted cash:
Money market funds	1,298	1,298	—	—
Total assets measured at fair value	$73,677	$30,718	$42,959	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$250,313	$250,313	$—	$—
Repurchase agreements	261,075	—	261,075	—
Commercial paper	138,809	—	138,809	—
Restricted cash:
Money market funds	1,735	1,735	—	—
Total assets measured at fair value	$651,932	$252,048	$399,884	$—
Liabilities:
Note hedge warrants	$19	$—	$—	$19
Total liabilities measured at fair value	$19	$—	$—	$19

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at September 30, 2023 and December 31, 2022 are carried at amounts that approximate fair value due to their short-term maturities.

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

The following inputs were used in the fair market valuation of the Note Hedge Warrants:

December 31, 2022
Risk-free interest rate (1)	4.5%
Expected term	0.3
Stock price (2)	$12.39
Strike price (3)	$18.82
Common stock volatility (4)	27.1%
Dividend yield (5)	—%

(1)Based on U.S. Treasury yield curve, with terms commensurate with the expected term of the Note Hedge Warrants.
(2)The closing price of the Company’s Class A Common Stock on the last trading day of the quarter ended December

31, 2022.

(3)As per the agreements for the Note Hedge Warrants.
(4)Expected volatility based on historical volatility of the Company’s Class A Common Stock.
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

The following table reflects the change in the Company’s Level 3 Note Hedge Warrants from December 31, 2022 through September 30, 2023 (in thousands):

Balance at December 31, 2022	$(19)
Change in fair value, recorded as a component of gain on derivatives	19
Balance at September 30, 2023	$—

Convertible Senior Notes

In August 2019, the Company issued $200.0 million aggregate principal amount of its 2024 Convertible Notes and $200.0 million aggregate principal amount of its 2026 Convertible Notes (Note 9). The fair value of the respective convertible senior notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A Common Stock and the volatility thereof, and the prices for the respective convertible senior notes observed in market trading, which are Level 2 inputs.

The estimated fair value of the 2024 Convertible Notes was $198.1 million and $215.9 million as of September 30, 2023 and December 31, 2022, respectively. The estimated fair value of the 2026 Convertible Notes was $195.0 million and $219.0 million as of September 30, 2023 and December 31, 2022, respectively.

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

Revolving Credit Agreement

Outstanding borrowings under the revolving credit facility (Note 9) are carried at amounts that approximate fair value based on their nature, terms, credit spreads, and variable interest rates, which are Level 3 inputs.

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$24,971	$12,268
Accrued interest	9,582	188
Accrued transaction costs	3,977	—
Accrued restructuring liabilities	8,609	—
Accrued taxes	1,274	656
Other	14,301	3,588
Total accrued expenses and other current liabilities	$62,714	$16,700

As of September 30, 2023, other accrued expenses of $14.3 million were comprised primarily of $11.6 million of uninvoiced vendor liabilities and $2.6 million of deferred revenue. As of December 31, 2022, other accrued expenses of $3.6 million were comprised primarily of $3.6 million of uninvoiced vendor liabilities.

8. Leases

The Company’s lease portfolio for the three and nine months ended September 30, 2023 includes: an office lease for its current headquarters location and other locations, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s headquarters office lease and vehicle lease require letters of credit to secure the Company’s obligations under the lease agreements totaling $1.3 million and $1.7 million and are collateralized by money market accounts recorded as restricted cash on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$627	$627	$1,880	$1,883
Short-term lease cost	314	274	854	798
Total lease cost	$941	$901	$2,734	$2,681

Supplemental information related to leases for the periods reported is as follows:

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,292	$2,356
Weighted-average remaining lease term of operating leases (in years)	6.7	7.6
Weighted-average discount rate of operating leases	5.8%	5.8%

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

At lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At September 30, 2023, the balances of the right-of-use asset and operating lease liability were $13.0 million and $18.2 million, respectively. At December 31, 2022, the balances of the right-of-use asset and operating lease liability were $14.0 million and $19.7 million, respectively.

Lease costs recorded during the three and nine months ended September 30, 2023 were $0.6 million and $1.9 million, respectively. Lease costs recorded during the three and nine months ended September 30, 2022 were $0.6 million and $1.9 million, respectively.

Future minimum lease payments as of September 30, 2023 are as follows (in thousands):

2023(1)	$774
2024	3,126
2025	3,189
2026	3,252
2027	3,317
2028 and thereafter	8,285
Total future minimum lease payments	21,943
Less: present value adjustment	(3,758)
Operating lease liabilities	18,185
Less: current portion of operating lease liabilities	(3,111)
Operating lease liabilities, net of current portion	$15,074

(1) For the three months ending December 31, 2023.

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

The Company accounts for each convertible debt instrument as a single liability measured at amortized cost.

The Company’s outstanding balances for the convertible senior notes consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Principal:
2024 Convertible Notes	$200,000	$200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt issuance costs	(2,538)	(3,749)
Net carrying amount	$397,462	$396,251

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective annual interest rates of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through September 30, 2023 were 1.2% and 1.9%, respectively. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to convertible senior notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,125	$1,125	$3,375	$4,619
Amortization of debt issuance costs	405	399	1,212	1,453
Total interest expense	$1,530	$1,524	$4,587	$6,072

Future minimum payments under the convertible senior notes as of September 30, 2023, are as follows (in thousands):

2023(1)	$2,250
2024	203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	410,500
Less: amounts representing interest	(10,500)
Less: unamortized debt issuance costs	(2,538)
Convertible senior notes balance	$397,462

(1) For the three months ending December 31, 2023.

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

Concurrently with entering into the Convertible Note Hedges, the Company sold Note Hedge Warrants to the Convertible Note Hedge counterparties to acquire shares of the Company’s Class A Common Stock. An aggregate of 23,135,435 shares underlay the Note Hedge Warrants and each warrant had a strike price of $18.82 per share, subject to customary anti-dilution adjustments. The Note Hedge Warrants were exercisable over the 150-trading day period beginning on September 15, 2022. In April 2023, the Note Hedge Warrants terminated unexercised upon expiry.

The Convertible Note Hedges and the Note Hedge Warrants were separate transactions entered into by the Company and were not part of the terms of the 2022 Convertible Notes. The Company paid $91.9 million for the Convertible Note Hedges and received $70.8 million for the Note Hedge Warrants, resulting in a net cost to the Company of $21.1 million.

The Convertible Note Hedges and Note Hedge Warrants were accounted for as derivative assets and liabilities, respectively, in accordance with ASC 815, and remeasured to fair value at each reporting date (Note 6).

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

The Company pays a quarterly commitment fee of 0.30% to 0.425% on the daily amount by which the commitments under the Revolving Credit Agreement exceed the outstanding loans and letters of credit.

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement), and commencing in the third quarter of 2023, the Company is required to maintain a maximum consolidated secured net leverage ratio of 3.00 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to 3.50 to 1.00 for four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of September 30, 2023, the Company was in compliance with all covenants.

In connection with the Revolving Credit Agreement, the Company incurred $2.9 million of debt issuance costs, which primarily consisted of $2.0 million of lender fees and $0.9 million of legal and other professional fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the four-year term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $2.6 million at September 30, 2023.

In June 2023, the Company borrowed $400.0 million to partially finance the VectivBio Acquisition (Note 3). In September 2023, the Company repaid $75.0 million of the outstanding principal balance. The outstanding principal balance on the revolving credit facility was $325.0 million as of September 30, 2023.

The following table sets forth total interest expense recognized related to Revolving Credit Agreement (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Contractual interest expense	$8,054	$8,269
Amortization of debt issuance costs	180	262
Other financing costs	75	88
Total interest expense	$8,309	$8,619

10. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Share-based compensation expense:
Research and development	$1,545	$1,316	$15,655	$3,607
Selling, general and administrative	6,361	5,751	34,283	16,150
Restructuring expenses	—	—	911	—
Total share-based compensation expense included in operating expenses	7,906	7,067	50,849	19,757
Income tax expense (benefit)	(850)	1,165	(2,069)	724
Total share-based compensation expense, net of tax	$7,056	$8,232	$48,780	$20,481

In connection with the VectivBio Acquisition, the Company incurred $27.5 million of share-based compensation expense during the second quarter of 2023 related to the vesting acceleration and settlement of outstanding VectivBio stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, of which $11.3 million was recorded within research and development expense and $16.2 million was recorded within selling, general and administrative expenses.

11. Share Repurchase Plan

In May 2021, the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of the Company’s Class A Common Stock. The Company completed the share repurchase program in May 2022 and retired the repurchased shares.

During 2022, the Company repurchased 10.8 million shares of Class A Common Stock, at an aggregate cost of $123.4 million. For the overall program, under which repurchases commenced in December 2021, the Company repurchased 13.1 million shares of Class A Common Stock at an average price per share of $11.47.

12. Income Taxes

The income tax provision during interim periods is computed by applying an estimated annual effective income tax rate to year-to-date pre-tax income, plus adjustments for significant unusual or infrequently occurring items, in accordance with ASC Subtopic 740-270, Income Taxes – Interim Reporting.

During the three and nine months ended September 30, 2023, the Company recorded income tax expense of $18.0 million and $51.4 million, respectively. Due to the Company's ability to offset its pre-tax income against net operating losses, the majority of its tax provision is expected to represent a non-cash expense until its net operating losses have been fully utilized.

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

Additionally, the Company increased its reserves for uncertain tax positions by $11.0 million in the second quarter of 2023 in connection with a liability assumed in the VectivBio Acquisition.

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

13. Workforce Reductions and Restructuring

In April 2023, the Company reduced its workforce by approximately 10% of its headquarters-based personnel in an effort to further strengthen the operational efficiency of the organization. The workforce reduction was substantially completed during the second quarter of 2023. The Company recorded $3.5 million of restructuring expenses and adjustments, which are primarily comprised of employee severance, benefits and related costs, during the nine months ended September 30, 2023. No restructuring expenses or adjustments were recorded during the three months ended September 30, 2023.

In June 2023, the Company commenced the elimination of certain positions in connection with the VectivBio Acquisition. The majority of the eliminations were initiated in June 2023 and the remaining eliminations were substantially completed during the third quarter of 2023. The Company recorded $4.7 million and $14.3 million of restructuring expenses, which are primarily comprised of employee severance, benefits and related costs, during the three and nine months ended September 30, 2023, respectively.

The following table summarizes the accrued liabilities activity recorded in connection with the reductions in workforce and related restructuring activities (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2022	Charges	Amount Paid	Adjustments	September 30, 2023
Headquarters-based workforce reduction	$—	$2,540	$(2,069)	$—	$471
VectivBio Acquisition-related workforce reduction	—	14,264	(3,822)	(200)	10,242
Total	$—	$16,804	$(5,891)	$(200)	$10,713

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

In June 2023, we completed a tender offer to purchase outstanding ordinary shares of VectivBio Holding AG, or VectivBio, a clinical-stage biotechnology company focused on the discovery and development of treatments for severe, rare GI conditions for which there is a significant unmet medical need, or the VectivBio Acquisition. As of September 30, 2023, Ironwood holds 98% of VectivBio’s outstanding ordinary shares and intends to effect a statutory squeeze-out merger according to applicable Swiss law to acquire all remaining shares. The VectivBio Acquisition was partially funded with $400.0 million of borrowings under a new revolving credit facility, or the Revolving Credit Facility, as further described in Note 9, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Through the acquisition, the Company is advancing apraglutide, a next-generation, synthetic peptide analog of glucagon-like peptide-2, or GLP-2, for rare gastrointestinal diseases, including short bowel syndrome with intestinal failure, or SBS-IF, as well as several earlier stage assets.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December

31, 2019, we incurred net losses in each year since inception. For the three and nine months ended September 30, 2023, we recorded net income of $14.0 million and net loss of approximately $1.0 billion, respectively. For the three and nine months ended September 30, 2022, we recorded net income of $50.3 million and $126.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $1.7 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

CNP-104. Through the COUR Collaboration Agreement, we and COUR are developing CNP-104 for the treatment of PBC, a rare autoimmune disease targeting the liver. In December 2021, the U.S. FDA granted Fast Track Designation to CNP-104. COUR is currently conducting a clinical study to evaluate the safety, tolerability, pharmacodynamic effects and efficacy of CNP-104 in PBC patients, with topline data expected in the third quarter of 2024.

Early research and development. Our early research and development efforts have been focused on supporting our development stage GI programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating external development-stage GI programs.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2023 and 2022. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Linaclotide(1)	$5,120	$4,563	$16,380	$13,212
Apraglutide(3)	19,415	—	34,895	—
IW-3718	—	82	—	426
IW-3300	4,128	4,181	12,104	12,334
CNP-104(2)	968	273	8,003	589
Early research and development	3,354	2,446	9,027	7,258
Total research and development expenses	$32,985	$11,545	$80,409	$33,819
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes $6.0 million up-front payment recognized in the second quarter of 2023 in connection with the amendment to the COUR Collaboration Agreement.
(3)	Includes $11.3 million of share-based compensation expense and $3.5 million of employer payroll tax expense recognized in the second quarter of 2023 immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration and settlement of outstanding stock options and RSUs.

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

Apraglutide for SBS-IF. We are conducting a Phase III clinical trial, STARS, to assess the safety and efficacy of apraglutide in adult patients with SBS-IF, and expect to report topline results in March 2024. In addition to the STARS trial, we are conducting the STARS Nutrition and Open Label Extension studies to evaluate the efficacy, safety and tolerability of apraglutide in SBS-IF further and to support potential submissions of marketing applications for apraglutide in the United States, European Union, and Japan. In October 2023, we presented positive final data from the STARS Nutrition Phase II study of apraglutide in patients with SBS-IF and colon-in-continuity.

Apraglutide for aGvHD: We are conducting a Phase II proof-of-concept clinical trial, STARGAZE, to evaluate apraglutide in patients with steroid-refractory gastrointestinal aGvHD and expect data in the first quarter of 2024.

CoMET Platform: We, through the VectivBio Acquisition, also added the CoMET Platform, a small molecule platform technology that exploits the central role of Co-enzyme A, in intermediary metabolism and the significant dysregulation of this essential cofactor across multiple disorders. Ironwood is in the process of evaluating this asset and will provide additional details on plans in the future.

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

Restructuring Expenses. Restructuring expenses pertain to a workforce reduction in April 2023 and restructuring initiatives commencing in June 2023 in connection with the VectivBio Acquisition. The workforce reduction and restructuring initiatives are more fully described in Note 13, Workforce Reductions and Restructuring.

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

Gain on Derivatives. In June 2015, we issued 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes, and in August 2019, we issued 0.75% Convertible Senior Notes due 2024, or the 2024 Convertible Notes, and 1.50% Convertible Senior Notes due 2026, or the 2026 Convertible Notes (together with the 2024 Convertible Notes, the Convertible Senior Notes). In connection with the issuance of our 2022 Convertible Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges, and separate note hedge warrant transactions, or the Note Hedge Warrants, with certain financial institutions. Gain on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded at fair value at each reporting date and changes in fair value are recorded in our condensed consolidated statements of income (loss). The Convertible Note Hedges and Note Hedge Warrants terminated unexercised upon expiry in June 2022 and April 2023, respectively. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 9, Debt, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2023, we added the following critical accounting policy to those reported in our 2022 Annual Report on Form 10-K.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$113,739	$108,637	$325,182	$303,397
Total revenues	113,739	108,637	325,182	303,397
Costs and expenses:
Research and development	32,985	11,545	80,409	33,819
Selling, general and administrative	36,046	28,619	119,647	87,604
Restructuring expenses	4,685	—	17,696	—
Acquired in-process research and development	—	—	1,090,449	—
Total costs and expenses	73,716	40,164	1,308,201	121,423
Income (loss) from operations	40,023	68,473	(983,019)	181,974
Other income (expense):
Interest expense and other financing costs	(9,839)	(1,524)	(13,206)	(6,072)
Interest and investment income	1,748	2,807	17,777	4,055
Gain on derivatives	—	151	19	200
Other income (expense), net	(8,091)	1,434	4,590	(1,817)
Income (loss) before income taxes	31,932	69,907	(978,429)	180,157
Income tax expense	(17,982)	(19,590)	(51,385)	(53,959)
Net income (loss)	13,950	50,317	(1,029,814)	126,198
Less: Net income (loss) attributable to noncontrolling interests	(1,371)	—	(28,662)	—
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$15,321	$50,317	$(1,001,152)	$126,198

Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2023	2022		$2023	2022	$

	(in thousands)			(in thousands)
Revenues:
Collaborative arrangements revenue	$113,739	$108,637	$5,102	$325,182	$303,397	$21,785
Total revenues	$113,739	$108,637	$5,102	$325,182	$303,397	$21,785

Collaborative Arrangements Revenue. The increase in collaborative arrangements revenue of $5.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was related to a $4.9 million increase in our share of net profits from the sale of LINZESS in the U.S., which was primarily driven by increased prescription demand and net price, partially offset by inventory channel fluctuations.

The increase in collaborative arrangements revenue of $21.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily related to a $22.5 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven by increased prescription demand and net price, partially offset by inventory channel fluctuations.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2023	2022		$2023	2022	$

	(in thousands)			(in thousands)
Operating expenses:
Research and development	$32,985	$11,545	$21,440	$80,409	$33,819	$46,590
Selling, general and administrative	36,046	28,619	7,427	119,647	87,604	32,043
Restructuring expenses	4,685	—	4,685	17,696	—	17,696
Acquired in-process research and development	—	—	—	1,090,449	—	1,090,449
Total operating expenses	$73,716	$40,164	$33,552	$1,308,201	$121,423	$1,186,778

Research and Development Expense. The increase in research and development expense of $21.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily related to $20.0 million in apraglutide costs.

The increase in research and development expense of $46.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily related to $20.7 million of apraglutide costs, $11.3 million of share-based compensation and $3.5 million in related payroll taxes recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, a $6.0 million payment to COUR related to CNP-104 in connection with the amendment of the COUR Collaboration Agreement, a $2.4 million increase in linaclotide costs, and $1.8 million increase in external costs associated with other pipeline programs.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased by $7.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to $4.6 million of general and administrative costs incurred for operating activities of the acquired VectivBio entities (of which $0.5 million were acquisition-related), $2.8 million of professional services costs related to the VectivBio Acquisition, and a $0.9 million increase in compensation, benefits, and other employee-related expenses.

Selling, general and administrative expenses increased by $32.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to $16.2 million of share-based compensation expense and $3.0 million in related payroll taxes recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, $5.9 million of general and administrative costs incurred for operating activities of the acquired VectivBio entities (of which $1.4 million were acquisition-related), a $3.7 million increase in compensation, benefits, and other employee-related expenses, and $3.3 million in professional services costs related to the VectivBio Acquisition.

Acquired In-Process Research & Development. We incurred approximately $1.1 billion of expense during the nine months ended September 30, 2023 in connection with the VectivBio Acquisition to acquire apraglutide.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2023	2022		$2023	2022	$

	(in thousands)			(in thousands)
Other income (expense):
Interest expense and other financing costs	$(9,839)	$(1,524)	$(8,315)	$(13,206)	$(6,072)	$(7,134)
Interest and investment income	1,748	2,807	(1,059)	17,777	4,055	13,722
Gain on derivatives	—	151	(151)	19	200	(181)
Total other income (expense), net	$(8,091)	$1,434	$(9,525)	$4,590	$(1,817)	$6,407

Interest Expense and Other Financing Costs. Interest expense increased by $8.3 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to $8.3 million of interest expense incurred under the revolving credit facility used to partially finance the VectivBio Acquisition in June 2023.

Interest expense increased by $7.1 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to $8.6 million of interest expense incurred under the revolving credit facility used to partially finance the VectivBio Acquisition, partially offset by a $1.5 million decrease in coupon interest expense associated with the 2022 Convertible Notes, which were fully repaid upon maturity in June 2022.

Interest and Investment Income. Interest and investment income decreased by $1.1 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily from a decrease in investment balances following the VectivBio acquisition in June 2023, partially offset by an increase in investment interest rates.

Interest and investment income increased by $13.7 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily from an increase in investment interest rates and investment balances.

Gain on Derivatives. For the three months ended September 30, 2022, we recorded a gain on derivatives of $0.2 million resulting from a $0.2 million decrease in the fair value of the Note Hedge Warrants, which terminated unexercised upon expiry during April 2023.

For the nine months ended September 30, 2023, we recorded an insignificant gain on derivatives resulting from a decrease in the fair value of the Note Hedge Warrants. For the nine months ended September 30, 2022, we recorded a gain on derivatives of an $0.2 million resulting from a $1.1 million decrease in the fair value of the Convertible Note Hedges, which terminated unexercised upon expiry during June 2022, and a $1.3 million decrease in the fair value of the Note Hedge Warrants.

Income Tax Expense. For the three and nine months ended September 30, 2023, we recorded income tax expense of $18.0 million and $51.4 million, respectively. For the three and the nine months ended September 30, 2022, we recorded income tax expense of $19.6 million and $54.0 million, respectively. Due to our ability to utilize our net operating losses to offset federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense until our net operating losses have been fully utilized.

Liquidity and Capital Resources

As of September 30, 2023, we had $110.2 million of unrestricted cash and cash equivalents. Our cash equivalents include amounts held in money market funds, repurchase agreements, U.S. Treasury securities, and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

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

In May 2021, the board of directors authorized a program to repurchase up to $150.0 million of our Class A Common Stock. The program was completed in May 2022 and the repurchased shares were retired. During 2022, the Company repurchased 10.8 million shares of Class A Common Stock, at an aggregate cost of $123.4 million.

Sources of Liquidity

We had incurred losses since our inception in 1998 and until the year ended December 31, 2019. However, after achieving profitability for the years ended December 31, 2020, 2021 and 2022, we incurred a loss of approximately $1.0 billion for the nine months ended September 30, 2023 in connection with the VectivBio Acquisition and had an accumulated deficit of approximately $1.7 billion as of September 30, 2023. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of September 30, 2023, our debt is comprised of $400.0 million aggregate principal amount of convertible notes, due at various dates between 2024 and 2026, and $325.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 in connection with the VectivBio Acquisition and the amount of the borrowings thereunder were used to partially finance the VectivBio Acquisition. The Revolving Credit Facility provides for $500.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 9, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for information related to our debt obligations, including the Revolving Credit Facility.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net cash provided by (used in):
Operating activities	$32,459	$69,092	$147,593	$194,581
Investing activities	(22,625)	(66)	(1,022,130)	(163)
Financing activities	(74,988)	797	328,064	(240,359)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—	(3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(65,157)	$69,823	$(546,476)	$(45,941)

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income (loss) for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations. Net cash inflows for the three and nine months ended September 30, 2023 were $32.5 million and $147.6 million, respectively, and were primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S. Net cash inflows for the three and nine months ended September 30, 2022 were $69.1 million and $194.6 million, respectively, and were primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the three and nine months ended September 30, 2023 was $22.6 million and approximately $1.0 billion, respectively, and pertained primarily to the VectivBio Acquisition.

Cash used in investing activities for each of the three and nine months ended September 30, 2022 was insignificant and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended September 30, 2023 totaled $75.0 million and related primarily to the repayment of borrowings under the Revolving Credit Facility. Cash provided by financing activities for the nine months ended September 30, 2023 totaled $328.1 million and was generated primarily from the incurrence of $400.0 million of borrowings under the Revolving Credit Facility, net of $75.0 million of principal repayments.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, including apraglutide, and invest in building our pipeline through internal or external opportunities, including potential payments associated with exercising the Option under the COUR Collaboration Agreement. We believe that our cash on hand as of September 30, 2023 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

●	the revenue generated by sales of LINZESS and CONSTELLA and from any other sources;

●	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS in the U.S. and from any other sources;

●	the success of our third-party manufacturing activities;

●	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, as well as the timing and cost of any post-approval development and regulatory requirements;

●	the time and cost associated with integrating VectivBio’s business and assets into our business operations;

●	the time and cost associated with advancing apraglutide and other assets acquired in the VectivBio Acquisition;

●	the success of our research and development efforts;

●	the emergence of competing or complementary products;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the terms and timing of any collaborative, licensing or other arrangements that we may establish, including milestones, royalties or other payments due or payable under such agreements;

●	the settlement method used for our outstanding convertible notes; and

●	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of evaluating, acquiring, and, if completed, integrating into our business operations any such assets.

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

We are exposed to market risks related to fluctuations in interest rates relating to our four-year secured $500.0 million Revolving Credit Facility. The increase or decrease in annual interest expense resulting from a 10% increase or decrease in the applicable interest rate is $2.5 million.

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

The convertible notes and derivatives are more fully described in Note 9, Debt, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

As permitted by guidance issued by the SEC that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management excluded an assessment of the internal controls of VectivBio, which we acquired on June 29, 2023, from its evaluation of the effectiveness of our disclosure controls and procedures. VectivBio represented 8% of our consolidated total assets and less than 1% of our consolidated total revenues as of and for the nine months ended September 30, 2023. We are in the process of integrating VectivBio into our system of internal control over financial reporting.

Other than with respect to the integration of VectivBio into our system of internal control over financial reporting, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The time required to obtain regulatory approval from the U.S. FDA, EMA and other comparable regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors. In addition, regulatory approval policies, regulations, or the type and amount of clinical data necessary to gain regulatory approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the regulatory approval of or may result in the decision not to approve apraglutide. Regulatory approval is never guaranteed. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations, and regulatory authorities may not interpret our data as favorably as we do, which may further delay, limit or prevent development efforts, clinical trials, or regulatory approval. Even if we believe the preclinical or clinical data for our product candidates are sufficient to support approval, such data may not be considered sufficient to support approval by the U.S. FDA, EMA and other comparable regulatory authorities. Of the large number of drugs in development, only a small percentage successfully complete the U.S. FDA, EMA or comparable regulatory approval processes and are commercialized. Accordingly, it is possible that we will never obtain regulatory approval for apraglutide.

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

As of September 30, 2023, we had total indebtedness of $725.0 million and available cash and cash equivalents of $110.2 million.

We incurred significant new indebtedness in connection with the VectivBio Acquisition. In May 2023, we entered into a four-year $500.0 million secured revolving credit facility, or the Revolving Credit Facility, which includes a $10.0 million letter of credit subfacility. In June 2023, we borrowed $400.0 million to fund a portion of the consideration paid to purchase VectivBio’s outstanding ordinary shares in connection with the VectivBio Acquisition. In September 2023, we repaid $75.0 million of the outstanding principal balance.

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

Item 5. Other Information

During the three months ended September 30, 2023, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, for the purchase or sale of our securities, as set forth in the table below.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Marla Kessler (Director)	Adoption (September 7, 2023)	Rule 10b5-1 trading arrangement	Sale	Until August 31, 2024, unless earlier terminated by Ms. Kessler, or on the first date on which all trades under Ms. Kessler’s plan have been executed or are expired	9,926

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No:	Description
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

10.1#*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2019 Equity Incentive Plan.

10.2#	Amended and Restated 2019 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on June 22, 2023.

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

Ironwood Pharmaceuticals, Inc.

Date: November 9, 2023	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ RONALD SILVER
Ronald Silver
Vice President, Corporate Controller
(Principal Accounting Officer)