Form 10-K
period 2023-12-31
IRONWOOD PHARMACEUTICALS INC
filed 2024-02-16
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2023: $1,465,619,419

As of January 31, 2024, there were 156,528,648 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

●	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
●	the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.;
●	the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners;
●	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates, such as apraglutide, by us and our partners worldwide;
●	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products;
●	our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale;
●	our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, such as apraglutide, including our post-approval development and regulatory requirements;
●	the ability of apraglutide and our other product candidates to meet existing or future regulatory standards;
●	the safety profile and related adverse events of our products and our product candidates;
●	the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;
●	our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;
●	our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements;
●	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical and clinical studies;
●	the in-licensing or acquisition of externally discovered businesses, products or technologies, or other strategic transactions, including our option to acquire an exclusive license from COUR Pharmaceutical

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
●	our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting;
●	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the note hedge transactions and capped call transactions described herein;
●	asset impairments, and the drivers thereof, and purchase commitments;
●	our ability to compete with other companies that are or may be developing or selling products that are or may be competitive with our products and product candidates;
●	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing;
●	trends and challenges in our potential markets;
●	our ability to attract, motivate and retain key personnel; and
●	other factors discussed elsewhere in this Annual Report on Form 10-K.

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

Summary of Risks Associated with our Business

Our business is subject to a number of risks, which are discussed more fully under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks include the following:

●	We are highly dependent on the commercial success of LINZESS® (linaclotide) in the United States, or the U.S., for the foreseeable future.
●	We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.
●	We cannot give any assurance that apraglutide will be successful in clinical trials, and if successful, receive regulatory approval, which is necessary before it can be commercialized.

●	The regulatory approval processes in the U.S., in the E.U. and in other foreign jurisdictions are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for apraglutide or our other product candidates, our business will be harmed.
●	Delays in the completion of clinical testing of any of our products or product candidates could result in increased costs and delay or limit our ability to generate revenues.
●	Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.
●	We must work effectively and collaboratively with AbbVie Inc. (together with its affiliates) to market and sell LINZESS in the U.S., and must adapt our commercial model and market strategy to the evolving landscape for LINZESS to achieve its maximum commercial potential.

●	We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat.

●	Our products or product candidates may cause undesirable side effects or have other properties that could delay or prevent their development, create unpredictable clinical trial results, impact its regulatory approval or limit their commercial potential.

●	Even though LINZESS is approved by the U.S. Food and Drug Administration for use in adult and certain pediatric patients, post-approval development and regulatory requirements still remain, which may present additional challenges.

●	If we are unable to execute on our strategy to in-license or acquire externally developed products or product candidates, or engage in other transactions with value creation potential, our business and prospects would be materially adversely affected.

●	We may be unable to maintain the benefits associated with orphan drug designation, including market exclusivity, which may harm our business.

●	If we are unable to successfully partner with other companies to develop and commercialize products and/or product candidates, our ability to grow would be impaired and our business would be adversely affected.

●	We may be unable to successfully integrate the business and personnel of VectivBio and may not realize the expected benefits and anticipated synergies of such acquisition.
●	Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.
●	Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success.
●	Limitations on our ability to obtain patent protection and/or the patent rights relating to our products and our product candidates may limit our ability to prevent third parties from competing against us.
●	Our indebtedness could adversely affect our financial condition or restrict our future operations.

NOTE REGARDING TRADEMARKS

LINZESS® and CONSTELLA® are trademarks of Ironwood Pharmaceuticals, Inc. Any other trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners. All rights reserved.

5

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

We also aim to leverage our leading development and commercialization capabilities in GI to bring additional treatment options to GI patients.

In June 2023, we completed a tender offer to purchase 98% of the outstanding ordinary shares of VectivBio Holding AG, or VectivBio, a clinical-stage biotechnology company focused on the discovery and development of treatments for severe, rare GI conditions for which there is a significant unmet medical need, or the VectivBio Acquisition. In December 2023, we completed a squeeze-out merger to acquire all remaining shares. The VectivBio Acquisition was partially funded with $400.0 million of borrowings under a new revolving credit facility, or the Revolving Credit Facility, as further described in Note 10, Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Through the acquisition, the Company is advancing apraglutide, a next-generation, synthetic peptide analog of glucagon-like peptide-2, or GLP-2, for rare gastrointestinal diseases, including short bowel syndrome dependent on parenteral support, also known as SBS-IF, as well as several earlier stage assets.

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

Performance Against 2023 Core Priorities

In 2023, our GI-focused strategy, building on our commercial success and GI development capabilities, continued to focus on three core priorities: maximize LINZESS, strengthen and progress our innovative GI portfolio, and deliver sustained profits and generate cash flow.

Maximize LINZESS

●	We recognized $430.5 million in collaborative arrangements revenue related to sales of LINZESS in the U.S. during the year ended December 31, 2023, an increase of $31.7 million compared to the year ended December 31, 2022. The increase was primarily driven by an increase in LINZESS prescription demand, partially offset by inventory channel fluctuations.
●	In June 2023, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients ages 6-17 years-old with FC, making LINZESS the first and only FDA-approved prescription therapy for FC in this patient population. The safety and effectiveness of LINZESS in patients with FC less than 6 years of age or in patients with IBS-C less than 18 years of age have not been established. Additional clinical pediatric programs in IBS-C and FC are ongoing.

Strengthen and progress our innovative GI portfolio

●	We are conducting a Phase III clinical trial, STARS, to assess the safety and efficacy of apraglutide in adult patients with SBS-IF, and expect to report topline results in March 2024. In April 2023, the U.S. FDA granted Fast Track Designation to apraglutide in SBS-IF. In October 2023, we presented positive final data from the STARS Nutrition Phase II study of apraglutide in patients with SBS-IF and colon-in-continuity. We are also conducting open label extension studies to further evaluate the efficacy, safety and tolerability of apraglutide in SBS-IF and to support potential submissions of marketing applications for apraglutide in the U.S., European Union, or E.U., and Japan.
●	We are also conducting a Phase II exploratory study, STARGAZE, to evaluate apraglutide in patients with steroid-refractory gastrointestinal acute Graft versus Host Disease, or aGvHD, a life-threatening condition that occurs when immune cells from the donor attack a recipient’s healthy cells after an allogeneic hematopoietic stem cell transplant, and expect data in the first quarter of 2024.
●	Through the COUR Collaboration Agreement, we and COUR are developing CNP-104 for the treatment of PBC, a rare autoimmune disease targeting the liver. In December 2021, the U.S. FDA granted Fast Track Designation to CNP-104. COUR is currently conducting a clinical study to evaluate the safety, tolerability, pharmacodynamic effects and efficacy of CNP-104 in PBC patients, with topline data expected in the third quarter of 2024.
●	We are developing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, including IC/BPS and endometriosis. We successfully completed Phase I studies to evaluate the safety and tolerability of IW-3300 in healthy volunteers and are continuing the Phase II proof of concept study in IC/BPS.

Deliver sustained profits and cash flow

●	In 2023, we recognized a net loss of approximately $1.0 billion, which included a non-recurring charge of approximately $1.1 billion for acquired in-process research and development in connection with the VectivBio Acquisition.
●	We generated $183.4 million in cash from operations during the year ended December 31, 2023, ending the year with $92.2 million in cash and cash equivalents.

Our Pipeline

The following table presents the status and anticipated near-term catalysts of selected key development programs in our pipeline as of December 31, 2023:

The status of our development programs in the table above represents the ongoing phase of development and does not correspond to the completion of a particular phase. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.

Linaclotide

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

In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. In June 2023, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients ages 6-17 years-old with FC, making LINZESS the first and only FDA-approved prescription therapy for FC in this patient population. The safety and effectiveness of LINZESS in patients with FC less than 6 years of age or in patients with IBS-C less than 18 years of age have not been established. Additional clinical pediatric programs in IBS-C and FC are ongoing.

Linaclotide—Global. AbbVie has rights to develop and commercialize linaclotide in all countries worldwide other than China (including Hong Kong and Macau) and Japan. CONSTELLA is the first, and to date, only drug approved in the European Union, or E.U., for IBS-C. CONSTELLA first became commercially available in certain European countries beginning 2013. AbbVie is commercializing CONSTELLA in a number of European countries, including the United Kingdom, Italy and Spain for adults with IBS-C.

AbbVie has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS. CONSTELLA became commercially available in Canada in 2014 for adults with IBS-C or CIC. LINZESS became commercially available in Mexico in 2014, and in Saudi Arabia in 2023, for adults with IBS-C or CIC.

Astellas has rights to develop, manufacture and commercialize linaclotide in Japan. Astellas began commercializing LINZESS in Japan for adults with IBS-C in 2017, and for adults with chronic constipation in 2018.

AstraZeneca has rights to develop, manufacture and commercialize linaclotide in China (including Hong Kong and Macau). In 2019, AstraZeneca began commercializing LINZESS in China for adults with IBS-C.

Apraglutide

Through the VectivBio Acquisition, we are advancing apraglutide, a next-generation, long-acting synthetic peptide analog of GLP-2, as a potentially differentiated therapeutic for rare diseases, including SBS-IF and aGvHD.

SBS is a malabsorption disorder caused by the loss of functional small intestine, with symptoms that include diarrhea, dehydration, malnutrition and weight loss. SBS typically occurs in adults as a consequence of irreparable GI damage caused by physical trauma, Crohn’s disease, ulcerative colitis, ischemia or cancer requiring surgeries that result in the removal of large portions of the small intestine or colon. In infants and children, SBS is typically a consequence of congenital defects or decreases in intestinal absorptive capacity secondary to surgical procedures. The symptoms and severity of SBS can vary depending upon the length and function of the remaining portion of the intestine. Patients suffer from SBS-IF when their gut function is reduced below the minimum function necessary for the absorption of macronutrients or water and electrolytes required to survive and, in the case of infants and children, to maintain health and growth.

We are conducting a Phase III clinical trial, STARS, to assess the safety and efficacy of apraglutide in adult patients with SBS-IF, and expect to report topline results in March 2024. In October 2023, we presented positive final data from the STARS Nutrition Phase II study of apraglutide in patients with SBS-IF and colon-in-continuity. We are also conducting open label extension studies to further evaluate the efficacy, safety and tolerability of apraglutide in SBS-IF and to support potential submissions of marketing applications for apraglutide in the U.S., European Union, or E.U., and Japan.

We are also conducting a Phase II exploratory study, STARGAZE, to evaluate apraglutide in patients with steroid-refractory gastrointestinal aGvHD and expect data in the first quarter of 2024.

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

The following chart shows our revenue for the U.S. and the rest of the world as a percentage of our total revenue for each of the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021
U.S.	97.8%	98.1%	97.8%
Rest of world	2.2%	1.9%	2.2%
	100.0%	100.0%	100.0%

Revenue attributable to our linaclotide partnerships comprised substantially all of our revenue for each of the years indicated. Further, we currently derive a significant portion of our revenue from our LINZESS collaboration with AbbVie for the U.S. and believe that the revenues from this collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Our revenue from our LINZESS collaboration with AbbVie for the U.S. is highly dependent on the responsiveness of patients to fill prescriptions and other factors such as retail chain and wholesaler buying patterns, pricing and reimbursement and inventory channel levels. Our collaborative arrangements revenue may continue to fluctuate as a result of the timing and amount of royalties from sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval, as well as clinical and commercial milestones received and recognized under our strategic partnerships outside of the U.S.

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

License Agreement with AbbVie (All countries other than the countries and territories of North America, China (including Hong Kong and Macau), and Japan)

In April 2009, we entered into a license agreement with Almirall, S.A., or Almirall, or the European License Agreement, to develop and commercialize linaclotide in Europe (including the Commonwealth of Independent States and Turkey) for the treatment of IBS-C, CIC, and other GI conditions. In October 2015, Almirall transferred its exclusive license to develop and commercialize linaclotide in Europe to AbbVie. In January 2017, we and AbbVie entered into an amendment to the European License Agreement. The European License Agreement, as amended, extended the license to develop and commercialize linaclotide in all countries other than China (including Hong Kong and Macau), Japan, and the countries and territories of North America. We refer to the additional licensed countries as the Expanded Territory. Under the European License agreement, AbbVie is obligated to pay us (i) certain commercial milestones totaling up to $42.5 million, (ii) royalties based on sales volume in Europe, beginning in the mid-single digits percent and escalating to the upper-teens percent, and (iii) on a country-by-country and product-by-product basis in the Expanded Territory, a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in the Expanded Territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events.

License Agreement for Japan with Astellas

In November 2009, we entered into a license agreement with Astellas to develop and commercialize linaclotide for the treatment of IBS-C, CIC, and other GI conditions in Japan. On August 1, 2019, we and Astellas amended and restated the license agreement. Under the terms of the amended and restated license agreement, Astellas is obligated to pay royalties to us at rates beginning in the mid-single-digits percent and escalating to low-double-digits percent, based on aggregate annual net sales in Japan of products containing linaclotide API.

Collaboration Agreement for China (including Hong Kong and Macau), with AstraZeneca

In October 2012, we entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in China (including Hong Kong and Macau). In September 2019, we and AstraZeneca amended and restated the collaboration agreement, under which AstraZeneca obtained the exclusive right to develop, manufacture and commercialize products containing linaclotide in the territory. Under the terms of the amended and restated agreement, we transferred all manufacturing responsibilities in China (including Hong Kong and Macau) to AstraZeneca, and we are entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $15.0 million remained outstanding at December 31, 2023. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets and is required to pay tiered royalties to us at rates beginning in the mid-single-digits percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the territory.

Collaboration and License Option Agreement with COUR

In November 2021, we entered into the COUR Collaboration Agreement with COUR, pursuant to which we have been granted an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 for the treatment of PBC. In December 2021, the U.S. FDA granted Fast Track Designation to CNP-104. COUR has initiated a clinical study to evaluate the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 in PBC patients, with topline data expected in the third quarter of 2024.

Pursuant to the terms of the COUR Collaboration Agreement, we made an upfront, non-refundable payment of $6.0 million to COUR during the year ended December 31, 2021, and agreed to pay a non-contingent payment and milestone payments to COUR totaling $13.5 million in connection with certain development activities and regulatory milestones. In April 2023, the Company and COUR executed an amendment to the COUR Collaboration Agreement, in which the Company agreed to pay a one-time, non-refundable, upfront payment of $6.0 million to COUR in exchange for the right to apply a credit of $6.6 million against future amounts due to COUR in connection with the exercise of the Option, commercial milestones, or royalties. In connection with such payment, COUR also granted the Company a right of first negotiation over certain additional potential research and development programs.

After reviewing the data from the clinical study for CNP-104, if we exercise the option, we will pay COUR $28.4 million in exchange for the exclusive license. Upon commercialization, we will pay royalties to COUR in the high-single digits to low-double digits percentage of the aggregated annual net sales in the U.S. of products containing CNP-104, and COUR will be eligible to receive commercial milestone payments of up to $440.0 million over the term of the agreement.

Development and Commercialization Agreement with AKP

In March 2022, VectivBio entered into a development and commercialization agreement with Asahi Kasei Pharma Corporation, or AKP, in which VectivBio granted an exclusive license to AKP, with the right to sublicense in multiple tiers, to develop, commercialize and exploit products derived from apraglutide in Japan.

Pursuant to the terms of the development and commercialization agreement with AKP, VectivBio received an upfront payment of JPY 3,000 million ($24.6 million at date of agreement) and is eligible to receive development related payments of JPY 1,600 million in the aggregate ($13.1 million at date of agreement), development milestones of JPY 1,000 million ($8.2 million at date of agreement) and up to JPY 19,000 million ($155.8 million at date of agreement) of commercial and sales-based milestone payments. We are also eligible to receive payments in the commercial period for manufacturing supply equal to cost-plus manufacturing mark-up and tiered royalties of up to a mid-double-digit percentage on product sales continuing until the later of (i) expiration of regulatory exclusivity in Japan, or (ii) expiration of the last valid patent claim that provides exclusivity to apraglutide in Japan, or the Royalty Term. The development and commercialization agreement will terminate upon the expiration of the Royalty Term.

Our Strategy

Our vision is to become the leading GI healthcare company. To achieve this vision, we assembled a team with demonstrated success in creating, acquiring and partnering, developing, and commercializing medicines that can make a difference in patients’ lives. We are dedicated to leveraging our development and commercial expertise to advance the treatment of GI diseases and redefine the standard of care for patients suffering from GI diseases. Our strategy is focused on three core priorities: maximize LINZESS, advance our GI pipeline, and deliver sustained profits and cash flow.

Key elements of our strategy include:

Maximize LINZESS

●	Leveraging our U.S.-focused commercial capabilities in marketing, reimbursement, patient engagement, and sales to expand the commercial potential of LINZESS.
●	Exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations, and formulations.
●	Collaborating with global partners who share our vision, values, culture, and processes to develop and commercialize linaclotide outside of the U.S.

Advance GI pipeline

●	Advancing our GI pipeline programs, highlighted by apraglutide for the potential treatment of SBS-IF and CNP-104 for the potential treatment of PBC.
●	Evaluating strategic partnership options for our wholly owned GC-C agonist, IW-3300, for the potential treatment of IC/BPS and endometriosis.

Deliver sustained profits and cash flows

●	Executing our strategy by delivering sustainable profits and cash flows.
●	Applying a thoughtful and disciplined capital allocation strategy to deliver value for our shareholders over the long-term.

Competition

Linaclotide competes globally with certain branded and generic prescription therapies and over-the-counter, or OTC, products for the treatment of IBS-C and CIC, or their associated symptoms.

OTC laxatives make up the majority of the treatments in the U.S. for IBS-C and CIC, according to our research. LINZESS is the number one prescribed branded treatment in the U.S. for adults with IBS-C and CIC, according to 2023 data from IQVIA Inc. National Prescription Audit.

Until the launch of LINZESS, the only available branded prescription therapy for IBS-C and CIC in the U.S. was AMITIZA® (lubiprostone), which was approved for the treatment of CIC in 2006, for the treatment of IBS-C in 2008, and for the treatment of opioid induced constipation in 2013. AMITIZA is being commercialized in the U.S. by Takeda Pharmaceuticals Limited, or Takeda. AMITIZA also is being commercialized for the treatment of adults with CIC in certain European countries, including the United Kingdom and Switzerland by Sucampo AG, and for the treatment of chronic constipation in Japan by Mylan N.V. Authorized generic versions of AMITIZA became available in the U.S. since January 2021. TRULANCE® (plecanatide) was approved in the U.S. for the treatment of CIC in adults in January 2017 and for the treatment of IBS-C in adults in January 2018 and is being commercialized in the U.S. by Bausch Health Companies, or Bausch. Shire plc obtained approval of MOTEGRITY™ (prucalopride) in the U.S. for the treatment of CIC in adults in December 2018. In April 2022, Ardelyx, Inc., or Ardelyx, launched IBSRELATM (tenapanor), a U.S. FDA approved treatment for IBS-C in adults, and in August 2022, Vibrant Gastro Inc. launched Vibrant, a drug-free capsule that the U.S. FDA granted marketing authorization for the treatment of CIC in adults who have not experienced relief of their bowel symptoms by using laxative therapies at the recommended dosage for at least one month. OTC laxatives such as MiraLAX® and DULCOLAX®, and lactulose, a prescription laxative treatment, are also available for the treatment of constipation.

In addition, any product candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future. For example, for apraglutide, we compete with companies that are commercializing or developing drugs for SBS, such as Takeda, which currently distributes the GLP-2 analog teduglutide, marketed as GATTEX® (teduglutide) in the U.S. and REVESTIVE® (teduglutide for injection) in Europe, and Zealand Pharma A/S, which is developing the GLP-2 analog glepaglutide for the treatment of SBS and which submitted an NDA to the U.S. FDA in December 2023. Hanmi Pharmaceutical is also developing a GLP-2 analog which is in Phase 2. Products with other mechanisms of action may emerge as future competition.

Manufacturing and Supply

Linaclotide

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

Apraglutide

We do not currently own or operate manufacturing facilities for the production of clinical, or, if approved, commercial quantities of apraglutide. We design and develop the manufacturing process for apraglutide together with contract development and manufacturing organizations, or CDMOs. We utilize these CDMOs for the manufacture of apraglutide for human use. Although we intend to rely on third-party CDMOs to produce apraglutide, we have personnel with experience managing third-party CDMOs producing apraglutide in clinical or commercial quantities.

Our clinical trials of apraglutide currently use the product in the form of a lyophilized powder in vial that is solubilized and reconstituted with a diluent prior to injection. We are also evaluating novel drug product presentations, with the goal of providing increased patient convenience and increased simplicity of the dosing and self-injection.

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

To date, we have established a high-quality commercial organization dedicated to supporting our vision of becoming the leading GI healthcare company. Our GI commercial capabilities, including marketing, patient engagement and sales, are designed to support our existing product as well as potential future internally and externally developed products.

We are also coordinating efforts with our linaclotide partners to launch and maintain an integrated, global linaclotide brand. By leveraging the knowledge base and expertise of our experienced commercial team and the insights of each of our linaclotide commercialization partners, we continually improve our collective marketing strategies.

We are currently in the process of planning for the commercial launch of apraglutide, if successfully developed and approved, for commercialization, in the U.S. and with partners in territories outside the U.S. For example, we granted AKP an exclusive license to sublicense, develop, commercialize and exploit products derived from apraglutide in Japan. We are considering potential partnerships in other territories outside the U.S.

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

Linaclotide Patent Portfolio

After the recent expiration of a number of patents in our linaclotide patent portfolio, our linaclotide patent portfolio is currently composed of 11 patents in the U.S., including 7 U.S. patents listed in the U.S. FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, six granted European patents, most of which have been validated in available European countries, ten granted Japanese patents, three granted Chinese patents, 49 issued patents in other foreign jurisdictions, and numerous pending U.S., foreign and Patent Cooperation

Treaty, or PCT, patent applications. We and our partners own, either jointly or individually, all of the issued patents and pending applications.

The issued, unexpired U.S. patents, which will expire between 2026 and 2033, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof, methods of using linaclotide to treat GI disorders, processes for making the molecule, and room temperature stable formulations of linaclotide and methods of use thereof. The 72 mcg, 145 mcg and 290 mcg LINZESS doses are covered by composition of matter patent in the U.S., which expires in 2026. In addition, the commercial formulations of the 72 mcg, 145 mcg and 290 mcg LINZESS doses are covered by patents in the U.S. that expire in the early 2030s. The granted, unexpired European patents, which will expire between 2027 and 2036, some of which have received patent term extension, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof, uses of linaclotide to prepare medicaments for treating GI disorders, and room temperature stable formulations of linaclotide and their use in treating IBS-C and chronic constipation. The granted, unexpired Chinese patents, which will expire between 2029 and 2032, the granted Japanese patents, which will expire between 2026 and 2036, some of which are subject to granted and potential patent term extension, and the granted patents in other foreign jurisdictions, which will expire between 2026 and 2034, some of which may be subject to potential patent term extension, contain claims directed to the linaclotide molecule, pharmaceutical compositions of linaclotide for use in treating GI disorders, and room temperature stable formulations of linaclotide.

We have pending patent applications in certain countries worldwide that, if issued, will expire between 2029 and 2044 and which include claims covering the linaclotide molecule, methods of using linaclotide to treat GI disorders, the current commercial formulations of linaclotide and uses thereof to treat GI disorders and delayed release and other potential formulations of linaclotide.

The patent term of a patent that covers a U.S. FDA approved drug is also eligible for patent term extension, which permits patent term extension as compensation for some of the patent term lost during the U.S. FDA regulatory review process. The Hatch Waxman Act permits a patent term extension of a single patent applicable to an approved drug for up to five years beyond the expiration of the patent, but the extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the U.S. FDA. The United States Patent and Trademark Office has issued a Certificate of Patent Term Extension for U.S. Patent 7,304,036, which covers linaclotide and methods of use thereof. As a result, the patent term of this patent was extended to August 30, 2026, 14 years from the date of linaclotide’s approval by the U.S. FDA. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. We have received patent term extensions in Japan for several of our linaclotide patents. We have also received patent term extensions, called supplementary protection certificates, for certain linaclotide patents from several national patent offices in Europe.

We and AbbVie received Paragraph IV certification notice letters regarding abbreviated new drug applications, or ANDAs, submitted to the U.S. FDA by five generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), proposed generic versions of LINZESS. All five manufacturers requested approval for their 145 mcg and 290 mcg generic doses of LINZESS and two requested additional approval for their 72 mcg generic doses of LINZESS. We and AbbVie have entered into settlement agreements with all five of these generic drug manufacturers providing for licenses to market their 72 mcg (if applicable),145 mcg and 290 mcg generic versions of LINZESS, beginning as early as March 2029 (subject to U.S. FDA Approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur.

Apraglutide Patent Portfolio

Our apraglutide patent portfolio includes a patent family which we exclusively license that is composed of one issued U.S. patent and 56 foreign patents. This patent family contains composition-of-matter claims covering apraglutide and methods of treatment using apraglutide. The patents in this patent family that we exclusively license outside of the U.S. are issued in Europe, Japan, China, Australia, Canada, as well as other jurisdictions. The issued European patent is validated and issued in 37 countries, including Germany, the United Kingdom, France, Italy and Spain. Not accounting for any patent term adjustment, regulatory patent term extensions or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, the patents in this patent family are expected to expire in 2030.

Our apraglutide portfolio also includes two wholly owned patent families. The first patent family includes one granted U.S. patent and five pending U.S. non-provisional patent applications, as well as 27 pending foreign patent applications related to apraglutide. The granted U.S. patent in this patent family claims a method of treating SBS, and the pending U.S. and foreign patent applications contain composition-of-matter claims to ultrapure compositions of apraglutide, methods of manufacturing apraglutide, and methods of treatment using apraglutide. Not accounting for any patent term adjustment, regulatory patent term extensions or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, the U.S. patent, as well as patents granted from the pending U.S and foreign patent applications, would be expected to expire in 2041.

The second patent family which we wholly own includes two pending U.S. non-provisional patent applications and 13 pending foreign patent applications related to methods of treating GvHD using apraglutide. Not accounting for any patent term adjustment, regulatory patent term extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, any U.S. and foreign patents granted from the pending patent applications would be expected to expire in 2042.

Government Regulation

Our business is subject to government regulation in the U.S., E.U., and in other countries. The U.S. FDA, the European Medicines Agency, or EMA, and other regulatory authorities have very broad enforcement authority and failure to abide by applicable regulatory requirements can result in administrative or judicial sanctions being imposed on us, including warning letters, refusals of government contracts, clinical holds, civil penalties, injunctions, restitution, disgorgement of profits, recall or seizure of products, total or partial suspension of production or distribution, withdrawal of approval, refusal to approve pending applications, and civil or criminal prosecution.

U.S. FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the U.S. FDA. The Federal Food, Drug and Cosmetic Act, or FDCA, and other federal and state statutes and regulations, as well as similar foreign regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-marketing requirements and assessments, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products.

No company may market a new drug in the U.S. until it has submitted a new drug application, or NDA, to the U.S. FDA, and the U.S. FDA has approved it. The steps required before the U.S. FDA may approve an NDA generally include:

●	conducting non-clinical laboratory tests and animal tests in compliance with U.S. FDA’s good laboratory practice, or GLP, requirements;
●	design of a clinical protocol and submission to the U.S. FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trial may begin;
●	approval by an institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	development, manufacture and testing of active pharmaceutical product and dosage forms suitable for human use in compliance with current GMP;
●	conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the product for its specific intended use(s), in accordance with good clinical practices, or GCP;
●	preparation and submission to the U.S. FDA of an NDA;
●	review of the NDA by a U.S. FDA advisory committee, where applicable;
●	satisfactory completion of one or more U.S. FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current GMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any U.S. FDA inspections of non-clinical and clinical trial sites to assure compliance with GLP and GCP requirements; and
●	U.S. FDA review and approval of the NDA, which may be subject to post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies required by the U.S. FDA.

Non-clinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the non-clinical tests must comply with federal regulations and requirements including GLP. We must submit the results of the non-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the U.S. FDA as part of an IND, which must become effective before we may commence human clinical trials in the U.S. The IND will automatically become effective 30 days after its receipt by the U.S. FDA, unless the U.S. FDA raises concerns or questions before that time about the conduct of the proposed trial. In such a case, we must work with the U.S. FDA to resolve any outstanding concerns before the clinical trial can proceed. We cannot be sure that submission of an IND will result in the U.S. FDA allowing clinical trials to begin, or that, once begun, issues will not arise that will cause us or the U.S. FDA to modify, suspend or terminate such trials. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB requirements or if the trial has been associated with unexpected serious harm to subjects. An IRB may also impose other conditions on the trial. For studies conducted outside of the U.S., similarly, we are subject to local regulations which may differ from the U.S. and local regulations must be followed appropriately.

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

The results of the non-clinical and clinical studies, together with other detailed information, including the manufacture and composition of the product candidate, are submitted to the U.S. FDA in the form of an NDA requesting approval to market the drug. The U.S. FDA approval of the NDA is required before marketing of the product may begin in the U.S. If the NDA contains all pertinent information and data, the U.S. FDA will “file” the application and begin review. The review process, however, may be extended by U.S. FDA requests for additional information, non-clinical or clinical studies, clarification regarding information already provided in the submission, or submission of a REMS. The U.S. FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The U.S. FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the U.S. FDA will typically inspect the facilities at which the product candidate is manufactured and will not approve the product candidate unless current GMP compliance is satisfactory. The U.S. FDA also typically inspects facilities responsible for performing animal testing, as well as clinical investigators who participate in clinical trials. The U.S. FDA may refuse to approve an NDA if applicable regulatory criteria are not satisfied or may require additional testing or information. The U.S. FDA may also limit the indications for use and/or require post marketing testing and surveillance to monitor the safety or efficacy of a product. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The testing and approval process requires substantial time, effort and financial resources, and our product candidates may not be approved on a timely basis, if at all. The time and expense required to perform the clinical testing necessary to obtain U.S. FDA approval for regulated products can frequently exceed the time and expense of the research and development initially required to create the product. The results of non-clinical studies and initial clinical trials of our product candidates are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including difficulty in obtaining enough patients, investigators or product candidate supply. Failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approvals or in complying with requirements could adversely affect commercialization and our ability to receive product or royalty revenues.

Hatch-Waxman Act

The Hatch-Waxman Act established abbreviated approval procedures for generic drugs. Approval to market and distribute these drugs is obtained by submitting an ANDA with the U.S. FDA. The application for a generic drug is “abbreviated” because it need not include non-clinical or clinical data to demonstrate safety and effectiveness and may instead rely on the U.S. FDA’s previous finding that the brand drug, or reference drug, is safe and effective. In order to obtain approval of an ANDA, an applicant must, among other things, establish that its product is bioequivalent to an existing approved drug and that it has the same active ingredient(s), strength, dosage form, and route of administration. A generic drug is considered bioequivalent to its reference drug if testing demonstrates that the rate and extent of absorption of the generic drug is not significantly different from the rate and extent of absorption of the reference drug when administered under similar experimental conditions.

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

Within 20 days of the acceptance by the U.S. FDA of an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must notify the NDA holder and patent owner that the application has been submitted and provide the factual and legal basis for the applicant’s opinion that the patent is invalid, unenforceable, or not infringed. The NDA holder or patent holder may then initiate a patent infringement suit in response to the Paragraph IV notice. If this is done within 45 days of receiving notice of the Paragraph IV certification, a 30‑month stay of the U.S. FDA’s ability to approve the ANDA or 505(b)(2) application is triggered. The U.S. FDA may approve the proposed product before the expiration of the 30‑month stay only if a court finds the patent invalid or not infringed, and the court may shorten or lengthen the 30-month stay under certain limited circumstances.

Patent Term Extension. Under the Hatch‑Waxman Act, a portion of the patent term lost during product development and U.S. FDA review of an NDA or 505(b)(2) application is extended if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term extension period is generally one‑half the time between the effective date of the IND and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of U.S. FDA approval of the product. The maximum period of patent term extension is five years, and the patent cannot be extended to more than 14 years from the date of U.S. FDA approval of the product. Only one unexpired patent claiming the drug product, a method of using the product or a method of manufacturing the product is eligible for extension and the patent holder must apply for extension within 60 days of approval. The U.S. Patent and Trademark Office, or USPTO, in consultation with the U.S. FDA, reviews and approves the application for patent term extension.

Orphan Drug Designation and Exclusivity

Orphan drug designation in the U.S. is designed to encourage sponsors to develop products intended for the treatment of rare diseases or conditions. In the U.S., a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the U.S. or that affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available for the disease or condition will be recovered from sales of the product in the U.S.

Orphan drug designation qualifies a company for certain tax credits. In addition, if a product candidate that has orphan drug designation subsequently receives the first U.S. FDA approval for that drug for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the U.S. FDA may not approve any other applications to market the same drug for the same indication for seven years following product approval unless the subsequent product candidate is demonstrated to be clinically superior. Absent a showing of clinical superiority, the U.S. FDA cannot approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor, or the sponsor is unable to provide sufficient quantities.

Regulation of Drug-Device Combination Products in the U.S.

Certain products may be comprised of components, such as drug components and device components that would normally be subject to different regulatory frameworks by the U.S. FDA and frequently regulated by different centers at the U.S. FDA. These products are known as drug-device combination products. Under the FDCA and its implementing regulations, the U.S. FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a drug-device combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the drug-device combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the U.S. FDA center responsible for premarket review of the drug product would have primary jurisdiction for the drug-device combination product. The U.S. FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the U.S. FDA center that has primary jurisdiction for review of drug-device combination products where the jurisdiction is unclear or in dispute.

A drug-device combination product with a primary mode of action attributable to the drug component generally would be reviewed and approved pursuant to the drug approval processes set forth in the FDCA. In reviewing the NDA for such a product, however, U.S. FDA reviewers could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Approval may require the performance of certain clinical studies, such as clinical usability or human factors studies to demonstrate the safety and/or effectiveness of the device component of the combination product. In addition, under U.S. FDA regulations, drug-device combination products are subject to current GMP requirements applicable to both drugs and devices, including the Quality System Regulations applicable to medical devices.

Other U.S. Regulatory Requirements

After approval, finished drug products are subject to extensive continuing regulation by the U.S. FDA, which includes company obligations to manufacture products in accordance with current GMP, maintain and provide to the U.S. FDA updated safety and efficacy information, report adverse experiences with the product, keep certain records and submit periodic reports, obtain U.S. FDA approval of certain manufacturing or labeling changes, and comply with U.S. FDA promotion and advertising requirements and restrictions. Failure to meet these obligations can result in various adverse consequences, both voluntary and U.S. FDA-imposed, including product recalls, withdrawal of approval, restrictions on marketing, and the imposition of civil fines and criminal penalties against the NDA holder. In addition, later discovery of previously unknown safety or efficacy issues may result in restrictions on the product, manufacturer or NDA holder.

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

Adverse event reporting and submission of periodic reports are required following U.S. FDA approval of an NDA. The U.S. FDA also may require post marketing testing, known as Phase IV testing, REMS, and surveillance to monitor the effects of an approved product or to place conditions on an approval that restrict the distribution or use of the product.

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

EU Marketing Approval of Medicinal Products

In order to market any product outside of the U.S., a company also must comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Regardless of whether or not it obtains U.S. FDA approval for a product, an applicant will need to obtain the necessary marketing approvals by the comparable foreign regulatory authorities before it can initiate clinical trials or marketing of the product in those countries or jurisdictions. Specifically, there are a number of similarities between the process regarding regulatory approval of medicinal products in the European Economic Area, or EEA, and that in the U.S. Marketing approval requires satisfactory completion of pharmaceutical development, non-clinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the medicinal product for each proposed indication. It also requires the submission to relevant competent authorities for a clinical trial authorization to be granted and to the EMA, or to competent authorities in E.U. Member States for granting of a marketing authorization by these authorities before the product can be marketed and sold in the E.U.

Clinical Trial Approval. Similar to the U.S., the various phases of preclinical and clinical research in the E.U. are subject to significant regulatory controls. Certain preclinical (also termed “non-clinical”) data is required in order to inform the scientific basis for clinical trials to be conducted and later for such data to be used in the dossier for supporting a marketing authorization application, or MAA. Preclinical data are required to guide the clinical development, from Phase I (first-in-human clinical trials) through to Phases II and III, to establish the safety and efficacy of a medicinal product. During all phases of clinical development, national competent authorities of E.U. Member States and other comparable regulatory authorities require extensive monitoring and auditing of all clinical trial related activities, to ensure safety of the trial participants, and quality and integrity of trial data.

In the E.U., clinical trials are governed by the Clinical Trials Regulation (E.U.) No. 536/2014, or CTR, which entered into application on January 31, 2022, replacing Directive 2001/20/EC or CTD. The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase their transparency. Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from competent authorities of E.U. Member States in which the sponsor intends on carrying out clinical trials, and a positive opinion from an independent Ethics Committee. The CTR, which is directly applicable in all E.U. Member States, introduces a streamlined application procedure through a single-entry point, the “E.U. portal”, the Clinical Trials Information System, or CTIS. Since January 31, 2023, the use of CTIS has become mandatory for all clinical trial sponsors submitting initial applications for the approval of their clinical trials in the E.U. The CTR also establishes a single set of documents to be prepared and submitted for the application including, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation as well as simplified reporting procedures for clinical trial sponsors.

Ongoing clinical trials authorized under CTD with at least one active site in the E.U. on January 30, 2025 must be transitioned to CTR. Active site in the context of transitioning means that the last visit of the last subject, or the other trial-related interventions with the subject specified in the protocol will take place after January 30, 2025. Clinical Trials with no active sites authorized under CTD do not need to be transitioned even if the global trial is still ongoing outside the E.U. after the transition deadline.

Clinical trials of medicinal products in the E.U. must be conducted in accordance with current good clinical practices requirements and the applicable regulatory requirements, including those foreseen in the Good Clinical Practice Directive 2005/28/EC, and the ethical principles that have their origin in the Declaration of Helsinki. Studies should also be conducted in accordance with all applicable EMA, European Commission and national guidelines. Medicinal products used in clinical trials must be manufactured in accordance with the guidelines on current GMP, and in a GMP compliant facility, which can be subject to GMP inspections.

Marketing Authorization. To obtain a marketing authorization to market a medicinal product in the EEA, an applicant must submit an MAA, either in accordance with a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in E.U. Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the E.U.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid in all E.U. Member States and through the EEA Member States – Norway, Iceland and Liechtenstein. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific medicinal products, including those (i) derived from biotechnological processes, (ii) designated as orphan medicinal products, (iii) that are classified as advanced therapy medicinal products, or ATMPs, and (iv) containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For medicinal products containing a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional for product approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the scientific assessment of a medicinal product in respect of its safety, quality and efficacy for the purpose of determining its approvability.

Under the centralized procedure in the EEA, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops. Procedural clock-stops provide the applicant with the time to gather additional information in response to the outstanding questions raised by the CHMP. Accelerated assessment may be accepted by the CHMP in exceptional cases, when a medicinal product is considered to be of major interest from the point of view of public health, and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days. The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

A marketing authorization granted under the E.U. regulatory system is valid for five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the E.U. Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the electronic Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the E.U. Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Thereafter, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the E.U. market (for a centralized MA) or on the market of the authorizing E.U. Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the E.U. or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

Combination Products. As in the U.S., the regulation of combination drug-device products depends in large part on which component has the primary mode of action.

Where a medical device incorporates a medicinal product as an integral part as a single use drug delivery system, it is regulated as a medicinal product in accordance with Directive 2001/83/EC. In this case, the relevant General Safety and Performance Requirements, or GSPRs of the MDR will apply to the safety and performance of the drug delivery device component.

Orphan Medicinal Product Designation and Exclusivity. Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000, provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in ten thousand persons in the E.U. when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the E.U.; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the E.U. or, if such method exists, the product will be of significant benefit to those affected by that condition.

In the E.U., an application for designation as an orphan product can be made any time prior to the filing of the MAA. Orphan medicinal product designation entitles a sponsor to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized MA procedure. Upon grant of an MA, provided that the orphan designation is maintained following a satisfactory re-assessment by the Committee for Orphan Medicinal Products, or COMP, of the EMA of the criteria for orphan designation, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another MAA, or grant an MA, or accept an application to extend an MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products provided that the results of all studies conducted in compliance with an agreed PIP are provided – even though the results do not lead to an approval of a pediatric indication, but the results of the studies conducted are reflected in the summary of product characteristics and, if appropriate, in the package leaflet of the medicinal product concerned. Orphan medicinal product designation does not confer any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-Approval Requirements. Where an MA is granted in relation to a medicinal product in the EEA, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products.

Similar to the U.S., both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EEA countries. The holder of an MA must establish and maintain a pharmacovigilance system and appoint a qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the E.U., the advertising and promotion of medicinal products are subject to both E.U. and E.U. Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under E.U. law, the implementing rules in each member state may differ from one country to another. In addition, the statutory control regime could be supplemented by the voluntary control of advertising of medicinal products by self-regulatory bodies.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

International Regulation

In addition to regulations in the U.S. and the E.U., we could become subject to a variety of other foreign regulations regarding development, approval, commercial sales and distribution of our products if we seek to market our product candidates in other jurisdictions. Whether or not we obtain U.S. FDA or EMA approval for a product, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain U.S. FDA or EMA approval. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Pricing and Reimbursement

Within the U.S., significant uncertainty exists regarding the coverage and reimbursement status of products approved by the U.S. FDA. Sales of our product, and any future products which obtain marketing approval, depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. The process for determining whether a third-party payor will provide coverage for a drug or biologic typically is separate from the process for setting the price of such a product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the U.S. FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our products or to restrict coverage of our products could reduce utilization of our products. Moreover, a third-party payor’s decision to provide coverage for a finished drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate.

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs and biologics have been a focus in this effort. Federal and state governments have shown significant interest in implementing cost-containment programs, including restrictions on reimbursement and requirements for substitution of generic products. Adoption of new or enhanced cost-containment measures could limit our net revenue and results. Third party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost effectiveness of medical products and services, in addition to their safety and efficacy. Restrictions in coverage or decreases in third-party reimbursement for our products could have a material adverse effect on our sales, results of operations and financial condition. We expect that the pharmaceutical industry will experience pricing pressures due to the increasing influence of managed care (and related implementation of managed care strategies to control utilization), additional federal and state legislative and regulatory proposals to regulate pricing of drugs, limit coverage of drugs or reduce reimbursement for drugs, and public scrutiny of drug pricing. There have been and likely will continue to be health care reform efforts. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act, or IRA, of 2022, contains various drug pricing and payment provisions. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug prices in Medicare Parts B and D. In addition, the IRA requires Medicare to negotiate Medicare prices for certain high-cost drugs and biologicals, including both physician-administered products covered under Medicare Part B benefit and self-administered drugs covered under the Medicare Part D benefit. The Centers of Medicare & Medicaid Services, or CMS, annually selects a specified number of negotiation-eligible drugs from those drugs with the highest total Medicare Part B or D expenditures over a preceding 12-month period. Eligible drugs generally include single source brand-name drugs or biological products that have been on the market without therapeutically-equivalent generic or biosimilar alternatives for a specified number of years with certain exceptions (e.g., orphan drugs indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures). CMS will publish the negotiated price, known as the “Maximum Fair Price”, or MFP, for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate or offer the MFP can face significant civil money penalties or excise tax liability on sales of that drug. The first drugs were selected in 2023 and the MFP for those drugs will take effect in 2026. Only Medicare Part D drugs are selected for the first two years of the program (i.e., MFPs that take effect in 2026 and 2027). Depending on the share of Medicare spending each year that is attributed to LINZESS or any other product candidate that we develop and whether or not those drugs become eligible for Medicare negotiation, those drugs and our revenue may be adversely impacted by this provision. While we cannot predict what executive, legislative and regulatory proposals will be adopted or other actions will occur, such events could have a material adverse effect on our business, financial condition and profitability. For additional information relating to pricing and reimbursement and legislative and other reform initiatives that may affect coverage, pricing and reimbursement, see Item 1A, Risk Factors, elsewhere in this Annual Report on Form 10-K.

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

We are subject to the requirements of the FDCA and accompanying regulations that prohibit pharmaceutical companies from promoting a drug prior to approval from the U.S. FDA and from promoting an approved drug in a manner inconsistent with the approved label.

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

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than the federal Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations, which are collectively referred to as HIPAA, and state laws may differ from each other, which may complicate compliance efforts. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

In addition to federal regulation, many states have begun to focus on efforts to regulate privacy and data security. For example, in California the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020 and was expanded by the California Consumer Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, collectively establishes a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The California Confidentiality of Medical Information Act also applies to pharmaceutical companies, including requirements for written authorization to use and disclose medical information and restrictions on the circumstances under which medical information can be used for marketing purposes. Other states that have also recently enacted comprehensive data privacy and security laws, include Washington, Utah, Virginia, Colorado, and Connecticut. Furthermore, all fifty states, the District of Columbia, Puerto Rico, and U.S. territories have enacted data breach notification laws. These various state laws differ from one another and impose significant compliance efforts.

EEA Member States, the United Kingdom, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EEA and the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States, the United Kingdom and Switzerland governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA, the United Kingdom or Switzerland, data breach notifications, security and confidentiality, responding and handling data subject rights, ensuring appropriate assessments are carried out on processing operations and documented. Under these laws, data protection authorities can impose substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA, United Kingdom or Switzerland. Guidance on implementation and compliance practices are often updated or otherwise revised.

Human Capital

As of December 31, 2023, we had 267 employees. Of these employees, 72 were on our drug development team, 133 were on our sales and commercial team, and 62 were in general and administrative functions. We consider our employee relations to be good.

Diversity, Equity and Inclusion (DE&I)

Creating a diverse, equitable, and inclusive culture is essential to attracting, motivating and retaining the talent necessary to deliver on our corporate mission. To establish and maintain this culture, we have a simple vision in mind: to make Ironwood an environment rooted in valuing each employee for who they are.

This begins with ensuring our workforce represents the diverse populations we serve and reflecting our DE&I principles in our employee-related trainings and policies. Women represent approximately 50% of our employee base, 20% of our leadership team (vice president and above) and 33% of our board of directors (including our board and audit committee chairs). Additionally, approximately 20% of our employees are racially or ethnically diverse and in 2023, approximately 40% of our new hires were racially or ethnically diverse (excluding Europe-based employees, for which race and ethnicity is not disclosed).

We are focused on fostering an environment where employees feel included and empowered. This approach includes DE&I initiatives such as learning and development opportunities, strengthened talent acquisition strategies, and the support of equality programs in our local communities. We are also proud to have three strong and growing employee resource groups: W@IRWD (Women at Ironwood), ISTAR (Ironwood Stands Together Against Racism), and PRIDE.

In 2023, we continued to advance our DE&I initiatives with strong advocacy from our leadership team and board of directors. We incorporated DE&I metrics into our corporate goals. Over the course of the year, we achieved our target level of performance on these metrics.

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

Risks Related to LINZESS, Apraglutide and Other Product Candidates

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

We and our partner, AbbVie, began selling LINZESS in the U.S. in December 2012. Revenues from our LINZESS collaboration constitute a significant portion of our total revenue, and we believe they will continue to do so for the foreseeable future. The commercial success of LINZESS depends on a number of factors, including:

●	the effectiveness of LINZESS as a treatment for adult patients with IBS-C, or CIC, and as a treatment for pediatric patients aged 6-17 years-old with FC;

●	the size of the treatable patient population;

●	the effectiveness of the sales, managed markets and marketing efforts by us and AbbVie, including our ability to adapt our commercial model and market strategy to the evolving landscape;

●	the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors;

●	the adoption of LINZESS by physicians, which depends on whether physicians view it as safe and effective treatment for adult patients with IBS-C and CIC and for pediatric patients ages 6-17 years-old with FC;

●	our success in educating and activating adult IBS-C and CIC patients, and children and adolescents ages 6-17 years-old FC patients and their caregivers, to seek physician care for their symptoms;

●	our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, LINZESS and our ability to demonstrate that LINZESS is safer, more efficacious and/or more cost-effective than alternative therapies;

●	the effectiveness of our partners’ distribution networks;

●	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these or other areas, associated with linaclotide; and

●	the development or commercialization of products or therapies that compete with LINZESS.

Our revenues from the commercialization of LINZESS are subject to these and other factors, and therefore may be unpredictable from quarter-to-quarter.

We are subject to uncertainty relating to pricing and reimbursement policies in the U.S. which, if not favorable for our products, could hinder or prevent our products’ commercial success.

Our and our partner’s ability to commercialize our products successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payors will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments including generic prescription drugs and OTC alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we have offered, and expect to continue to face increasing pressure to offer, discounts or rebates from list prices or discounts to third-party payors or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or AbbVie, with respect to linaclotide in the U.S., will be able to negotiate or continue to negotiate pricing terms with third-party payors at levels that are profitable to us, or at all. Certain third-party payors also require prior authorization for, or even refuse to provide, reimbursement for our products, and others may do so in the future. Our business would be materially adversely affected if we and our partners are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if government healthcare programs, private health insurers, including managed care organizations, or other reimbursing bodies or payors limit or reduce the indications for or conditions under which our products may be reimbursed. Moreover, as discussed further below, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients may materially harm our business and commercialization efforts.

We may experience pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below, as well as the trend toward initiatives aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There has been significant scrutiny of pharmaceutical pricing and the resulting costs of pharmaceutical products that could cause significant operational and reimbursement changes for the pharmaceutical industry. There have been a number of federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices, price increases or other related costs. Certain of these efforts have resulted in legislative and regulatory reforms. For example, and as discussed further below, the IRA, which could have the effect of reducing the prices we can charge and increasing the discounts we provide for our products and product candidates. As another example, legislation enacted in 2021 revised the Medicaid drug rebate program in which we and other manufacturers participate so that Medicaid rebates were no longer capped at 100% of the quarterly average manufacturer price, or AMP. We anticipate that our ability to increase prices on our products, including LINZESS, and our revenues, may be adversely affected by legislative and regulatory reforms such as the Medicaid drug rebate program revisions.

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

CONSTELLA was first launched in certain European countries for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013 and our partner, AbbVie, is currently commercializing CONSTELLA in a number of European countries. LINZESS was first launched in Japan for the treatment of IBS-C in adults in the first quarter of 2017, and for the treatment of chronic constipation in adults in the third quarter of 2018, and our partner Astellas is currently commercializing LINZESS in Japan. In addition, LINZESS was first launched in China for the treatment of IBS-C in adults in November 2019, and our partner AstraZeneca, is currently commercializing LINZESS in China (including Hong Kong and Macau). The pricing and reimbursement strategy is a key component of our partners’ commercialization plans for CONSTELLA in Europe and LINZESS in Japan and China. Our revenues may suffer if our partners are unable to successfully and timely conclude reimbursement, price approval or funding processes and market CONSTELLA in key member states of the E.U. or LINZESS in Japan or China, or if coverage and reimbursement for either CONSTELLA or LINZESS is limited or reduced. If our partners are not able to obtain or maintain coverage, pricing or reimbursement on acceptable terms or at all, or if such terms change in any countries in its territory, our partners may not be able to, or may decide not to, sell either CONSTELLA or LINZESS in such countries.

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

We cannot give any assurance that apraglutide will be successful in clinical trials, and if successful, will receive regulatory approval, which is necessary before it can be commercialized.

Upon the closing of the VectivBio Acquisition, we added apraglutide, VectivBio’s lead investigational asset, a next generation, long-acting GLP-2 analog in development for the treatment of patients with SBS-IF and aGvHD, to our pipeline.

Apraglutide will require extensive clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supply, and if approved, fully integrating apraglutide into the commercial infrastructure to support with the appropriate sales, marketing, and market access efforts to generate sales in pursuit of revenue. We have not yet completed a pivotal trial for this product candidate. We are not permitted to market or promote this product candidate before we receive regulatory approval from the U.S. FDA, the EMA, or comparable foreign regulatory authorities in the applicable jurisdiction, and we may never receive any such regulatory approval for apraglutide. To obtain regulatory approvals for apraglutide, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the U.S. FDA, EMA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. However, we cannot be certain that apraglutide will be successful in clinical trials. Further, results from clinical trials can be interpreted in different ways, and apraglutide may not receive regulatory approval even if we believe it is successful in clinical trials. Even if we do receive such regulatory approval, we may be unable to successfully commercialize apraglutide within any approved indications or develop apraglutide for the treatment of additional indications, which would materially adversely impact our business and prospects.

The regulatory approval processes in the U.S., in the E.U. and in other foreign jurisdictions are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for apraglutide or our other product candidates, our business will be harmed.

The time required to obtain regulatory approval from the U.S. FDA, EMA and other comparable regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors. In addition, regulatory approval policies, regulations, or the type and amount of clinical data necessary to gain regulatory approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the regulatory approval of or may result in the decision not to approve apraglutide or other product candidates. Regulatory approval is never guaranteed. Data obtained from nonclinical studies and clinical trials are susceptible to varying interpretations, and regulatory authorities may not interpret our data as favorably as we do, which may further delay, limit or prevent development efforts, clinical trials, or regulatory approval. Even if we believe the nonclinical or clinical data for our product candidates are sufficient to support approval, such data may not be considered sufficient to support approval by the U.S. FDA, EMA and other comparable regulatory authorities. Of the large number of drugs in development, only a small percentage successfully complete the U.S. FDA, EMA or comparable regulatory approval processes and are commercialized. Accordingly, it is possible that we will never obtain regulatory approval for apraglutide or our other product candidates.

The U.S. FDA, EMA or other comparable regulatory authorities may delay, limit, or deny approval of our product candidates, including apraglutide, for many reasons, including the following:

●	the U.S. FDA, EMA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or with our interpretation of data from preclinical studies or clinical trials;
●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety or efficacy in the full population for which we seek approval;
●	the data collected from our clinical trials may not be sufficient to support the submission of a NDA, MMA, or other submission or to obtain regulatory approval in the U.S., Europe or elsewhere;
●	participants in our clinical trials or individuals using drugs similar to our product candidates may experience serious and unexpected drug-related side effects;
●	we may be unable to demonstrate to the U.S. FDA, EMA or other comparable foreign regulatory authorities that a product candidate’s risk-to-benefit ratio for its proposed indications is acceptable;
●	the U.S. FDA, EMA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of a product candidate;
●	the U.S. FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the regulatory approval policies or regulations of the U.S. FDA, EMA, or other applicable comparable foreign regulations in the E.U. and other jurisdictions may significantly change in a manner rendering our clinical data insufficient for approval.

In addition, apraglutide may be also regulated as a drug and device combination product by the U.S. FDA, EMA and comparable foreign regulatory authorities. Developing and obtaining regulatory approval for combination products can pose unique challenges because they involve components that are regulated under different types of regulatory requirements and potentially by different U.S. FDA centers or regulatory authorities. As a result, combination product candidates may raise regulatory, policy and review challenges. Differences in regulatory pathways for each component of a combination product can impact the regulatory processes for all aspects of product development and management, including clinical investigations, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees and post-approval modifications. Although the U.S. FDA, EMA, and comparable foreign authorities have systems in place for the review and approval of combination products, we may experience additional delays in the development and commercialization of apraglutide due to regulatory timing constraints and uncertainties in the product development and approval process. Moreover, although we expect that the device component would be reviewed in connection with the review of the drug marketing application for apraglutide, if and when submitted, and that no separate marketing authorization or certification for the device component will be required, the U.S. FDA, EMA or comparable regulatory authorities may disagree and require that we obtain a separate marketing authorization or certification for the device component, which could further delay or prevent regulatory approval of apraglutide.

This lengthy regulatory approval process, as well as the unpredictability of the results of clinical trials, may result in our failure to obtain regulatory approval to potentially market apraglutide or our other product candidates, which would significantly harm our business, results of operations, and prospects.

Delays in the completion of clinical testing of any of our products or product candidates could result in increased costs and delay or limit our ability to generate revenues.

Delays in the completion of clinical testing could significantly affect our product development costs and timing of data readouts and regulatory submissions and potential approvals. We do not know whether planned clinical trials will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	obtaining regulatory authorization to commence a clinical trial;
●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials;
●	obtaining institutional review board or ethics committee approval to conduct a clinical trial at a prospective site;
●	recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for the treatment of similar conditions; and
●	maintaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.

Additionally, changes in regulatory requirements and guidance may occur, and we may need or otherwise determine to amend clinical trial protocols to reflect these changes. Each protocol amendment would require institutional review board or ethics committee review and approval, which may adversely impact the costs, timing or successful completion of the associated clinical trials. If we or our partners terminate or experience delays in the completion of any clinical trials, the commercial prospects for our products or product candidates may be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.

As part of our growth strategy, we intend to explore further linaclotide development opportunities as well as to advance the development of our other pipeline programs through internal or external opportunities.

We and AbbVie are exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in new or existing indications, populations and formulations to assess its potential to treat various conditions. For example, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In June 2023, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients ages 6-17 years-old with FC. Additional clinical pediatric programs in IBS-C and FC are ongoing. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the U.S. FDA or in other countries or harm linaclotide’s reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

The strength of our company’s pipeline will depend in large part on the outcomes of studies of assets in our pipeline, such as apraglutide, CNP-104, IW-3300, and any other assets that we may acquire or license from third parties. Through the VectivBio Acquisition we added apraglutide to our pipeline. We are conducting a Phase III clinical trial, STARS, to assess the safety and efficacy of apraglutide in adult patients with SBS-IF, and expect to report topline results in March 2024. In October 2023, we presented positive final data from the STARS Nutrition Phase II study of apraglutide in patients with SBS-IF and colon-in-continuity. We are also conducting open label extension studies to further evaluate the efficacy, safety and tolerability of apraglutide in SBS-IF and to support potential submissions of marketing applications for apraglutide in the U.S., European Union, or E.U., and Japan. We are also conducting a Phase II exploratory study, STARGAZE, to evaluate apraglutide in patients with steroid-refractory gastrointestinal aGvHD, and expect data in the first quarter of 2024. Through the COUR Collaboration Agreement, we and COUR are developing CNP-104 for the treatment of PBC. COUR is currently conducting a clinical study to evaluate the safety, tolerability, pharmacodynamic effects and efficacy of CNP-104 in PBC patients, with topline data expected in the third quarter of 2024. We are also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as IC/BPS, and endometriosis.

We may spend several years and make significant investments in developing any current or future product candidate, and failure may occur at any point. Our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale by the U.S. FDA, EMA or comparable foreign authorities. To satisfy these standards, we must allocate resources among development programs and we must engage in costly and lengthy research and development efforts, which are subject to unanticipated delays and other significant uncertainties. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing competitive drugs, be proven safe and effective in clinical trials, or meet applicable regulatory standards. It is possible that none of the product candidates we develop will be approved for commercial sale, which would impair our ability to grow.

We have ongoing or planned nonclinical and clinical trials, including for linaclotide, apraglutide, and our other product candidates. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical or clinical trials. Findings from completed nonclinical studies may not be replicated in later clinical trials, and clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval. Results from clinical trials and findings from nonclinical studies could lead to abrupt changes in development activities, including the possible limitation or cessation of development activities associated with a particular product candidate or program. We cannot be certain that apraglutide or our other product candidates will be successful in clinical trials. Furthermore, our analysis of data obtained from nonclinical and clinical activities is subject to confirmation and interpretation by the U.S. FDA, EMA and other applicable regulatory authorities, which could delay, limit or prevent regulatory approval. The U.S. FDA, EMA or other regulatory authorities also may require additional clinical trials, which may be costly or delay, limit, prevent or otherwise impact regulatory submission or approval. Satisfaction of U.S. FDA, EMA or other applicable regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. We cannot give any assurance that apraglutide or our other product candidates will receive regulatory approval. Even if we do receive such regulatory approval, we may be unable to successfully commercialize apraglutide or our other product candidates in any approved indications or develop such product candidates for the treatment of additional indications, which would materially adversely impact our business and prospects.

The pricing of apraglutide and our other product candidates, if and when approved for marketing, will depend in part on pricing and reimbursement strategies adopted by our competitors.

The pricing of apraglutide and our other product candidates, if and when approved for marketing, will depend, in part, on the pricing and reimbursement strategies adopted by our competitors. For example, with respect to apraglutide, a marketed GLP-2 product already exists in the U.S., E.U. and other international markets, which may or may not be genericized within the coming years. Additionally, another investigational GLP-2 may be launched in advance of the potential approval of apraglutide in the U.S. and EMA. Order of market entry and reimbursement decisions could place apraglutide at a competitive disadvantage, possibly deny market exclusivity rights, and/or elevate the need for significant clinical differentiation to support certain pricing decisions. If these or other factors impact the price we can charge for apraglutide, we may reduce our revenue and results of operations could be affected. Similar competitive factors could apply to pricing and reimbursement decisions for our other product candidates, if approved, in the future.

We must work effectively and collaboratively with AbbVie to market and sell LINZESS in the U.S., and we must adapt our commercial model and market strategy to the evolving landscape for LINZESS to achieve its maximum commercial potential.

We are working closely with AbbVie to execute our joint commercialization plan for LINZESS. The commercialization plan includes an agreed upon marketing campaign that targets the physicians who see patients who could benefit from LINZESS treatment. Our consumer marketing campaign targets the adult men and women who suffer from IBS-C or CIC. Our commercialization plan also includes an integrated call plan for our sales forces in an effort to optimize the education of key healthcare professionals on whom our and AbbVie’s sales representatives call, and the frequency with which the representatives meet with them.

In order to optimize the commercial potential of LINZESS, we and AbbVie must execute upon this commercialization plan effectively and efficiently. In addition, we and AbbVie must continually assess, modify and adapt our commercialization plan in a coordinated and integrated fashion, including evaluating and adjusting as necessary the level and mix of marketing and promotion efforts, in response to changing business, market or other factors in order to advance the commercial potential of LINZESS, such as the U.S. FDA approval of LINZESS in pediatric patients ages 6-17 years-old for FC. Further, we and AbbVie must continue to focus our combined sales and marketing efforts on educating customers about the relevant data and information for LINZESS in treating adults with IBS-C and CIC, and taking a measured approach to educating and raising awareness on the FC indication for pediatric patients ages 6-17 years-old. We and AbbVie must ensure a highly targeted and efficient promotional mix combined with providing our sales forces with the highest quality support, guidance, and oversight for them to continue effectively promoting LINZESS to key healthcare professionals. If we and AbbVie fail to evolve with the changing commercial landscape successfully and perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm. Our commercial efforts to further target and engage adult patients with IBS-C or CIC may not effectively increase appropriate patient awareness or patient/physician dialogue and may not increase the revenues that we generate from LINZESS.

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

Linaclotide competes with certain prescription therapies and OTC products, some of which have attained significant levels of market acceptance. The availability of prescription competitors and OTC products could limit the demand, and the price we are able to charge, for LINZESS unless we are able to maintain market acceptance among the medical community and patients and differentiate LINZESS on the basis of its cost and/or actual or perceived benefits. For example, Takeda’s AMITIZA (lubiprostone) is approved by the U.S. FDA for sale in the U.S. for the treatment of IBS-C, CIC and opioid-induced constipation; Bausch’s TRULANCE (plecanatide) is approved by the U.S. FDA for sale in the U.S. for the treatment of adults with IBS-C and CIC; Takeda’s MOTEGRITY (prucalopride) is approved by the U.S. FDA for sale in the U.S. for the treatment of CIC in adults; in April 2022, Ardelyx launched in the U.S. IBSRELA™ (tenapanor), a U.S. FDA-approved treatment for IBS-C in adults; and in August 2022, Vibrant Gastro Inc. launched Vibrant, a drug-free capsule that the U.S. FDA granted marketing authorization for the treatment of CIC in adults who have not experienced relief of their bowel symptoms by using laxative therapies at the recommended dosage for at least one month. OTC laxatives such as MiraLAX® and DULCOLAX®, and lactulose, a prescription laxative treatment, are also available for the treatment of constipation. Additionally, we believe other companies are developing products that could compete with linaclotide, should they be approved by the U.S. FDA or foreign regulatory authorities and become commercially available. In addition, there are other compounds in late-stage development and other potential competitors that are in earlier stages of development that, if approved, may compete with linaclotide. If our current or potential competitors are successful in completing drug development for their drug candidates and obtain approval from the U.S. FDA or foreign regulatory authorities, they could limit the demand for linaclotide. In addition to competition from such prescription and over-the-counter products, we may also face competition from multiple low-cost generic versions of such products when available in the U.S. For example, an authorized generic version of AMITIZA was first launched in the U.S. in January of 2021 and multiple versions are now available. We expect additional generic versions to become available in the future.

In addition, any product candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future. Apraglutide, if successfully developed and approved, will compete with companies that are commercializing or developing drugs for SBS, such as Takeda, which currently distributes the GLP-2 analog teduglutide, marketed as GATTEX® (teduglutide) in the U.S. and REVESTIVE® (teduglutide for injection) in Europe, and Zealand Pharma A/S, which is developing the GLP-2 analog glepaglutide for the treatment of SBS and which submitted an NDA to the U.S. FDA in December 2023. Hanmi Pharmaceutical is also developing a GLP-2 analog which is in a Phase 2 clinical trial. Products with other mechanisms of action may emerge as future competition.

Our products or product candidates may cause undesirable side effects or have other properties that could delay or prevent their development, create unpredictable clinical trial results, impact its regulatory approval or limit their commercial potential.

Undesirable side effects caused by our products or product candidates, including adverse events associated with our product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the U.S. FDA, EMA or other comparable foreign regulatory authorities. Additionally, with respect to our approved products, as patient experience increases and expands, or if one or more of our product candidates receives marketing approval, we, our partners, or others may later identify previously unknown side effects, known side effects may be found to be more frequent and/or severe than in the past, or detect unexpected safety signals for our products or any products perceived to be similar to our products. The foregoing, or the perception of the foregoing, may have the following effects, among others:

●	sales of our products may be impaired;

●	regulatory approvals for our products may be delayed, denied, restricted or withdrawn;

●	we or our partners may decide to, or be required to, change the products’ labeling or send product warning letters or field alerts to physicians, pharmacists or hospitals;

●	reformulation of the products, additional nonclinical or clinical studies, changes in labeling or changes to or re-approvals of manufacturing facilities may be required;

●	we or our partners may be precluded from pursuing approval of our products in new territories or from studying additional development opportunities to enhance our products’ clinical profiles, including within new or existing indications, populations or formulations, as well as in potential combination products;

●	we may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, plan, or similar actions in other jurisdictions which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers or other elements to assure safe use;

●	our or our products’ reputation in the marketplace may suffer; and

●	government investigations or lawsuits, including class action suits, may be brought against us or our partners.

Any of the above occurrences could prevent us from achieving or maintaining market acceptance of our product candidates, if they are approved, and could significantly harm our business, results of operations, and prospects, prevent sales of our products, increase expenses and impair our and our partners’ ability to successfully commercialize our products.

Linaclotide has been prescribed to millions of patients since its launch in the U.S. and other territories beginning in December 2012. The number and type of patients treated with linaclotide could continue to grow if physicians prescribe linaclotide to more patients and as we and our partners conduct clinical trials, including in new indications, populations or formulations, as well as explore potential combination products, in existing and new territories. As the patient experience with linaclotide increases and expands, we and others may identify previously unknown side effects, known side effects may be found to be more frequent or severe than in the past, and others may detect unexpected safety signals for linaclotide or any products perceived to be similar to linaclotide. The most commonly reported adverse reaction since linaclotide became commercially available, as well as in the clinical trials for linaclotide in IBS-C and CIC, has been diarrhea. In the linaclotide Phase III IBS-C and CIC trials in adults, severe diarrhea was reported in 2% or less of the linaclotide-treated patients and its incidence was similar between the IBS-C and CIC populations. In the linaclotide Phase III FC trial in pediatric patients ages 6-17 years-old, severe diarrhea was reported in one linaclotide-treated patient.

In addition, the U.S. FDA-approved labeling for LINZESS contains a boxed warning describing the risk of serious dehydration in pediatric patients less than two years of age and a contraindication against its use in these patients. The safety and effectiveness of LINZESS in patients with FC less than 6 years of age or in patients with IBS-C less than 18 years of age have not been established. These and other restrictions could limit the commercial potential of LINZESS. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In June 2023, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients ages 6-17 years-old with FC, making LINZESS the first and only FDA-approved prescription therapy for FC in this patient population. Additional clinical pediatric programs in IBS-C and FC are ongoing. There can be no assurances, however, whether there may be any significant unknown side effects that could limit the commercial potential of LINZESS in this pediatric population.

Patients treated with apraglutide may experience well known class-specific adverse events, including, but not limited to, abdominal pain, injection site reactions, nausea, headaches, abdominal distension, upper respiratory tract infection, vomiting and fluid overload. There may be additional mechanistic side effects that only reveal themselves upon the completion of larger studies. Additionally, apraglutide has been designed to have a long half-life, creating uncertainty about its long-term safety profile. For example, the increased pleiotropic activity of apraglutide will need to be assessed in longer-term non-clinical safety studies.

Even though LINZESS is approved by the U.S. FDA for use in adult and certain pediatric patients, post-approval development and regulatory requirements still remain, which may present additional challenges, and we may not be successful in obtaining approval for additional indications for LINZESS that we are seeking or may seek in the future.

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

The U.S. FDA-approved labeling for LINZESS contains a boxed warning describing the risk of serious dehydration in pediatric patients less than two years of age and a contraindication against its use in these patients. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In June 2023, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients ages 6-17 years-old with FC, making LINZESS the first and only FDA-approved prescription therapy for FC in this patient population. The safety and effectiveness of LINZESS in patients with FC less than 6 years of age or in patients with IBS-C less than 18 years of age have not been established. Additional clinical pediatric programs in IBS-C and FC are ongoing in support of post-approval requirements. Our ability to expand the indication or labeling information for LINZESS will depend on, among other things, our successful completion of pediatric clinical programs.

These post-approval requirements impose resource and cost burdens on us. Failure to effectively, appropriately and timely conduct and complete the required studies relating to our products, monitor and report adverse events and meet our other post-approval commitments would lead to negative regulatory action at the U.S. FDA, which could include withdrawal of regulatory approval of our products for their currently approved indications and patient populations.

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

In order to market any products outside of the countries where linaclotide is currently approved, we or our partners must comply with numerous and varying regulatory requirements of other jurisdictions regarding, among other things, safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the U.S. and the other countries where linaclotide is approved. Potential risks include that the regulatory authorities:

●	may not deem linaclotide safe and effective;

●	may not find the data from nonclinical studies and clinical trials sufficient to support approval;

●	may not approve of manufacturing processes and facilities;

●	may not approve linaclotide for any or all indications or patient populations for which approval is sought;

●	may require significant warnings or restrictions on use to the product labeling for linaclotide; or

●	may change their approval policies or adopt new regulations.

If any of the foregoing were to occur, our or our partners’ receipt of regulatory approval in the applicable jurisdiction could be delayed or we or our partners may never receive approval at all. Further, regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. If linaclotide is not approved for all indications or patient populations or with the labeling requested, this would limit the uses of linaclotide and have an adverse effect on its commercial potential or require costly post-marketing studies.

Risks Related to Our Growth Strategy

If we are unable to execute on our strategy to in-license or acquire externally developed products or product candidates, or engage in other transactions with value creation potential, our business and prospects would be materially adversely affected.

Our future success is largely dependent on our ability to successfully execute on our growth strategy, which includes in-licensing or otherwise acquiring the rights to externally developed gastrointestinal products or product candidates or engaging in other transactions with value creation potential. The success of this strategy depends upon our ability to identify, select and acquire promising assets, platforms or other opportunities. For example, through the VectivBio Acquisition, we added apraglutide to our pipeline. There is no assurance that apraglutide will be successful in clinical trials, and if successful, that it will receive regulatory approval. For another example, through the COUR Collaboration Agreement, we and COUR are developing CNP-104 for the treatment of PBC, and we have been granted an option to acquire an exclusive license to research, develop, manufacture and commercialize products containing CNP-104 in the U.S. for the treatment of PBC after reviewing the data from this study. There is no assurance that we will exercise the option for CNP-104, and if exercised, that we will complete subsequent clinical trials and receive regulatory approval.

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

The development of product candidates in particular is a highly uncertain process, as we discuss further below. Any product candidate that we in-license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the U.S. FDA, EMA and applicable foreign regulatory authorities. We may also rely on our licensors and collaboration partners to conduct development activities for certain of our product candidates, and while we may have oversight of such development activities, such licensees or collaboration partners may not effectively develop any such product candidates. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities or competitors may develop alternatives that render our potential product candidates obsolete or less attractive. It is possible that none of the product candidates we may in-license or acquire will be approved for commercial sale or be otherwise commercially viable, which would impair our ability to grow. Furthermore, we may have little or no insight or control over the development and commercialization of any product that we in-license outside the licensed territory. If other licensees do not effectively develop or commercialize any such product outside the licensed territory, our reputation or the reputation of any such product may be impacted.

We may be unable to maintain the benefits associated with orphan drug designation, including market exclusivity, which may harm our business.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product receives the first U.S. FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the U.S. FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the E.U., orphan drug designation entitles a company to financial incentives such as reduction of fees or fee waivers and ten years of data and market exclusivity for the approved therapeutic indication following marketing authorization of a medicinal product, including biological medicinal products. This period may be reduced to six years if, at the end of the fifth year, the medicinal product no longer fulfills the orphan designation criteria, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Because the extent and scope of patent protection for our products may in some cases be limited, orphan drug designation is especially important for our product candidates for which orphan drug designation may be available. For eligible drugs, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug exclusivity for our drug product candidates that does not have a broad patent protection, our competitors may then sell the same drug to treat the same condition sooner than if we had obtained orphan drug exclusivity and our revenue will be reduced.

Even though we have orphan drug designation for apraglutide in the U.S. and in the E.U., we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Based on available preclinical and clinical data, both the U.D. FDA and the EMA have granted apraglutide orphan drug designation for the treatment of SBS. The U.S. FDA also granted orphan drug designation for apraglutide for the prevention of aGvHD. Orphan drug applicability will be reassessed by health authorities upon completion of clinical studies and submission of our marketing application. In the E.U., the orphan designation for apraglutide may not be maintained at the time of grant of the marketing authorization if the EMA and COMP do not consider that there is sufficient confirmatory evidence to support that the criteria orphan designation continue to be met.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the U.S. FDA or European Commission can subsequently approve the same drug with the same active moiety for the same condition if the U.S. FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

If we are unable to successfully partner with other companies to develop and commercialize products and/or product candidates, our ability to grow would be impaired and our business would be adversely affected.

As part of our business strategy, we may partner with pharmaceutical, biotechnology or other companies to develop and commercialize products or product candidates. Although we have entered into such arrangements with respect to the development and commercialization of linaclotide worldwide and of apraglutide in Japan, there can be no assurance that we will be able to do so in the future with respect to other products or product candidates that we either develop internally or in- license or that we will be able to gain the interest of potential partners; establish and maintain development, manufacturing, marketing, sales or distribution relationships on acceptable terms; that such relationships, if established, will be successful or on favorable terms; or that we will gain market acceptance for such products or product candidates. The process of proposing, negotiating and implementing a partnership arrangement is lengthy and complex. If we enter into any partnering arrangements with third parties, any revenues we receive will depend upon the efforts of such third parties. If we are unable to establish successful partnering arrangements when advantageous, we may not gain access to the financial resources and industry experience necessary to develop, commercialize or successfully market our products or product candidates, may be forced to curtail, delay or stop a development program or one or more of our other development programs, delay commercialization, reduce the scope of our planned sales or marketing activities or undertake development or commercialization activities at our own expense, and therefore may be unable to generate revenue from products or product candidates or do so to their full potential.

Risks Related to the VectivBio Acquisition

We may be unable to successfully integrate the business and personnel of VectivBio, and may not realize the expected benefits and anticipated synergies of such acquisition.

In December 2023, we completed the VectivBio Acquisition. We may not realize the expected benefits from such acquisition because of integration difficulties or other challenges.

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

If we experience difficulties with the integration process or if the business of VectivBio deteriorates, the anticipated benefits, cost savings, growth opportunities and other synergies of the VectivBio Acquisition may not be realized fully or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

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

AbbVie played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and AbbVie holds the new drug application, or NDA, for LINZESS. AbbVie also continues to play a significant role in the conduct of our pediatric program for linaclotide. In addition, we are commercializing LINZESS in the U.S. with AbbVie. AbbVie is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan and China (including Hong Kong and Macau). AbbVie is commercializing LINZESS in Mexico, and Saudi Arabia and CONSTELLA in Canada as well as in certain countries including in Europe. Astellas and AstraZeneca are responsible for development and commercialization of LINZESS in Japan and China (including Hong Kong and Macau), respectively. Each of our partners for linaclotide also is responsible for active pharmaceutical ingredient, or API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. We and/or our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API.

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

We rely entirely on contract manufacturers, our partners and other third parties to manufacture linaclotide, apraglutide, and our other product candidates and to distribute linaclotide. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties, or are otherwise unable to manufacture and distribute sufficient quantities to meet demand, our development and commercialization efforts may be materially harmed.

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture API, finished drug product and finished goods for linaclotide, apraglutide, and our other product candidates. For linaclotide, each of our partners is responsible for API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. We and/or our partners have commercial supply agreements with independent third parties to manufacture linaclotide API. For apraglutide, we design and develop the manufacturing process together with CDMOs for the manufacture for human use. Should we, or any of our partners or any third-party manufacturers we or our partners engage, experience setbacks or challenges in our manufacturing efforts, our development and commercialization efforts may be materially harmed.

Each of our partners and the third-party manufacturers we or our partners engage, must comply with GMP and other stringent regulatory requirements enforced by the U.S. FDA, EMA and other foreign regulatory authorities in other jurisdictions. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our and our partners’ own quality assurance releases.

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

In addition, we expect that apraglutide may be regulated by the U.S. FDA as a drug-device combination product. Our third-party manufacturers may not be able to comply with GMP regulations applicable to drug-device combination products, including applicable provisions of the U.S. FDA’s drug GMP regulations and device GMP requirements embodied in the Quality System Regulation, or similar regulatory requirements outside the U.S.

Our partners and the third-party manufacturers we or our partners engage may experience problems with their respective manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. In addition, the raw materials necessary to make API for our products and product candidates are acquired from a limited number of sources. Any delay or disruption in the availability of raw materials or a change in raw material suppliers could result in production disruptions, delays or higher costs with consequent adverse effects on us.

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

Physicians are permitted to prescribe drug products and medical devices for uses that are not described in the product’s labeling and that differ from those approved by the U.S. FDA or other applicable regulatory agencies. Such “off-label” uses are common across medical specialties. Although the U.S. FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the U.S. FDA and other regulatory agencies do restrict manufacturer communications on off-label use. Companies are not permitted to promote drugs or medical devices for off-label uses or to promote unapproved drugs or medical devices. Accordingly, we do not permit promotion of any product that we develop, license, commercialize, promote, co-promote or otherwise partner prior to approval or for any indication, population or use not described in or consistent with such product’s labeling. The U.S. FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have promoted off-label uses or have engaged in improper pre-approval promotion will be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Even if it is later determined that we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

Notwithstanding the regulatory restrictions on off-label promotion, the U.S. FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional disease awareness and scientific exchange concerning their products, investigational assets and therapeutic areas of interest. We intend to engage in disease awareness and medical and scientific exchange and education activities and communicate with healthcare providers in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program, which is designed to ensure that all such activities are performed in a legal and compliant manner, we cannot be certain that our program will address all areas of potential exposure and the risks in this area cannot be entirely eliminated.

If we fail to comply with healthcare and other regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

The marketing of pharmaceutical and biopharmaceutical products and related arrangements with healthcare providers, third-party payors, patients and other third parties in the healthcare industry are subject to a wide range of healthcare laws and regulations within the U.S. and in foreign jurisdictions in which we operate. These laws and regulations may constrain our business and/or financial arrangements. Within the U.S., federal laws and regulations include:

●	federal healthcare program anti-kickback laws, which prohibit, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to manufacturers for reasons including providing coding and billing advice to customers or engaging in prohibited off-label promotional activities;

●	federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers with whom we interact and health plans with which we may interact;

●	the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;

●	the 21st Century Cures Act, which amends Section 114 of the Food and Drug Administration Modernization Act of 1997 to define healthcare economic information and the circumstances under which healthcare economic information may be disseminated;

●	federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and

●	the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public; and

There are also state law equivalents of certain of the above federal laws, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts, which laws include anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health information in certain circumstances.

Other laws and regulations have also been enacted by various states to regulate the sales and marketing practices of pharmaceutical or biopharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”). State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Certain state and local laws require the registration of pharmaceutical sales representatives. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation.

Outside the U.S., our activities may be subject to healthcare laws. For example, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the E.U. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of E.U. Member States, and by Bribery Act 2010 in the United Kingdom Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain E.U. Member States must be publicly disclosed, and in the United Kingdom a public consultation on the introduction of equivalent transparency requirements is currently underway. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual E.U. Member States and the United Kingdom. These requirements are provided in the national laws, self-regulatory industry codes, or professional codes of conduct applicable in the E.U. Member States and the United Kingdom. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

We also are subject to the FCPA which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity, related to any ex-U.S. activities, as well as other similar anti-bribery laws in any other country in which we may do business.

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; disruptions of our operating results and business; and other adverse business consequences.

We may be subject to privacy and security laws in the various jurisdictions, both inside and outside the U.S., in which we operate and/or obtain or store personally identifiable information, such as the E.U. GDPR, the United Kingdom’s GDPR and the Swiss Federal Act on Data Protection, or FADP. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the GDPR, which took effect in May 2018, applies to the processing of personal data in the EEA. The GDPR increases obligations with respect to clinical trials conducted in the EEA, by certain companies that process data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. As such, we would be subject to the GDPR for data processing associated, for example, with conducting clinical trials in the EEA or entering into research collaborations in the EEA. The GDPR imposes stringent obligations for processing of personal data, such as setting high standards for consent, requiring the provision of detailed processing notices, facilitating the exercise of data subject rights and requiring reporting certain data breaches to regulators and affected individuals, as well as establishing standards for how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The FADP also applies to the collection and processing of personal data by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The FADP has been revised and adopted by the Swiss Parliament and took effect on September 1, 2023. The revisions to the FADP may result in increased costs of compliance, risks of noncompliance and penalties for noncompliance.

The GDPR, United Kingdom’s GDPR and FADP also increase the scrutiny applied to transfers of personal data from the EEA, UK, and Switzerland, respectively (including from clinical trial sites in the EEA) to countries that are considered by the European Commission, United Kingdom or Switzerland, respectively, to lack an adequate level of data protection, such as the U.S. In July 2020 the Court of Justice of the E.U. (CJEU) invalidated the E.U.-U.S. Privacy Shield Framework, under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield scheme. The framework has been replaced by the E.U.-U.S. Data Privacy Framework for which the European Commission adopted am adequacy decision in July 2023. While we do not currently rely upon this framework, we expect there to be legal challenges to this framework in the future, which could draw into question the legitimacy of other cross-border transfer mechanism, including the standard contractual clauses on which we rely to transfer personal data from the EEA to the U.S. and other jurisdictions. As supervisory authorities issue further guidance on personal data export mechanisms or where the standard contractual clauses cannot be used, we could incur additional compliance costs, complaints, and/or regulatory investigations and, if we are unable to otherwise transfer personal data among jurisdictions in which we operate, our services and geographical location or segregation of our relevant systems and operations could be affected.

In addition, in the U.S., we are subject to the California Consumer Privacy Act, or CCPA, as amended by the CPRA, which became effective on January 1, 2023 (the CPRA, together with CCPA, the California Privacy Law). The California Privacy Law gives California consumers (defined to include all California residents) certain rights regarding personal information collected about them; the California Privacy Law also imposes certain obligations and limitations on companies regarding the collection, use, selling or sharing (as defined in the California Privacy Law) of personal information collected from or about California consumers.

The compliance obligations imposed by the GDPR, United Kingdom’s GDPR, FADP, the California Privacy Law, and other applicable privacy laws, have required us to revise our operations. Breaches of applicable data protection requirements may result in substantial fines and other regulatory penalties, as well as confer a private right of action on data subjects (in the case of the GDPR, UK GDPR and FADP) and consumers (in the case of the California Privacy Law) and their representatives for breaches of certain data protection requirements. We expect to be subject to additional privacy laws at both the U.S. state level and abroad as many jurisdictions either recently have data privacy legislation or are considering enacting such legislation to which we may become subject. Achieving and sustaining compliance with applicable international, federal and state privacy, security, fraud and reporting laws may prove time-consuming and costly.

If our operations, or the operations of third parties upon which we rely, are found to be in violation of any of the laws described above or any other laws, rules or regulations that apply to us, we will be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. For example, under the GDPR and the United Kingdom’s GDPR, penalties for noncompliance could be up to 20 million Euros or 4% of our total worldwide annual revenue of the preceding financial year, whichever is greater. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, rules or regulations, we cannot be certain that our program will address all areas of potential exposure and the risks in this area cannot be entirely eliminated, particularly because the requirements and government interpretations of the requirements in this space are constantly evolving. Any action against us for violation of these laws, rules or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business, as well as damage our business or reputation.

Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success.

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which include initiatives intended to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the PPACA, as modified by the Health Care and Education Reconciliation Act, or the ACA, which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority.

Beyond the ACA, there have been ongoing legislative and administrative and other health care reform efforts, which could have an adverse effect on our products’ or product candidates’ commercial success. Some healthcare reform efforts affect pricing or payment for drug products or the healthcare industry more generally. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, under the Trump Administration, federal legislation increased the size of the discount on brand-name drugs that pharmaceutical manufacturers are required to offer Medicare beneficiaries who are in the Medicare Part D coverage gap, or “donut hole,” from 50 percent to 70 percent. As another example, under the Biden Administration, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the IRA contains various drug pricing and payment provisions. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug prices in Medicare Parts B and D. In addition, the IRA requires Medicare to negotiate prices for certain high-cost drugs and biologicals, including both physician-administered products covered under Medicare Part B benefit and self-administered drugs covered under the Medicare Part D benefit. CMS annually selects a specified number of negotiation-eligible drugs from those drugs with the highest total Medicare Part B or D expenditures over a preceding 12-month period. Eligible drugs generally include single source brand-name drugs or biological products that have been on the market without therapeutically-equivalent generic or biosimilar alternatives for a specified number of years with certain exceptions (e.g., orphan drugs indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures). CMS will publish the negotiated price, known as the MFP for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate or offer the MFP can face significant civil money penalties or excise tax liability on sales of that drug. The first drugs were selected in 2023 and the MFP for those drugs will take effect in 2026. Only Medicare Part D drugs are selected for the first two years of the program (i.e., MFPs that take effect in 2026 and 2027). Depending on the share of Medicare spending each year that is attributed to LINZESS or any other product candidate that we develop and whether or not those drugs become eligible for Medicare negotiation, those drugs and our revenue may be adversely impacted by this provision.

Health care reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. The revisions were challenged in court and, pursuant to court order, the removal was delayed, and recent legislation imposed a moratorium on implementation of the rule until January 2032. Certain pharmaceutical manufacturers and organizations have filed lawsuits challenging the IRA drug price negotiation program. Adoption of new healthcare reform legislation at the federal or state level could negatively affect demand for, or pricing of, our products or product candidates if approved for sale.

In addition, other legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. For example, the Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2032 (except May 1, 2020 to March 31, 2022). Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

The Food and Drug Administration Amendments Act of 2007 also provides the U.S. FDA enhanced post- marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with REMS approved by the U.S. FDA. The U.S. FDA’s exercise of this authority has resulted (and is expected to continue to result) in increased development-related costs following the commercial launch of our products and product candidates, and could result in potential restrictions on the sale and/or distribution of our products, even in such products’ approved indications and patient populations.

The VectivBio Acquisition increases our exposure to doing business in foreign jurisdictions.

Following the VectivBio Acquisition, we retained VectivBio’s legacy headquarters in Basel, Switzerland and, as a result, we now have employees and operations in foreign jurisdictions. Operating in foreign jurisdictions exposes us to additional risks such as: fluctuations in currency exchange rates; compliance with different legal and regulatory environments; foreign regulatory regimes applicable to clinical trials and obtaining approvals for product candidates; compliance with applicable data privacy laws and regimes such as the E.U. GDPR, the United Kingdom’s GDPR and the Swiss Federal Act on Data Protection; risk relating to the political and economic status of foreign governments; differences in the manner in which different cultures do business; difficulties in staffing and managing foreign operations; differences in financial reporting; and operating difficulties; among other factors. The realization of any of these risks, if severe enough, could have an adverse effect on our consolidated financial position, results of operations and cash flows.

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

In addition, we have exclusive rights to apraglutide including issued composition of matter and method of use patents in the U.S. in lead indications. We aim to maintain a strong and broad estate of patents in the U.S. and other geographic areas. To this end, we have exclusively licensed 57 patents and 3 pending patent applications in the U.S., E.U., Japan, China and other jurisdictions protecting apraglutide. We also own one patent and 36 pending patent applications worldwide that cover apraglutide, including ultrapure compositions, methods of manufacture and methods of use in various diseases including aGvHD.

Although none of these issued patents currently is subject to a patent reexamination or review, we cannot guarantee that they will not be subject to reexamination or review by the USPTO in the future. We believe in the strength of our LINZESS and apraglutide patent portfolio and that we have sufficient freedom to operate; however, if any of our present or future patents is challenged, narrowed, invalidated or circumvented, or our pending patent applications are not granted, our ability to prevent third parties from competing with LINZESS or apraglutide could be limited and our business and financial results may be materially harmed.

Furthermore, the America Invents Act, which was signed into law in 2011, has made several major changes in the U.S. patent statutes. These changes permit third parties to challenge our patents more easily and create uncertainty with respect to the interpretation and practice of U.S. patent law. Moreover, the U.S. Supreme Court has ruled on several patent cases that narrow the scope of patent protection available and weakening the rights of patent owners in certain circumstances. Depending on the impact of these decisions and other actions by the U.S. Congress, the federal courts, the USPTO, and their foreign counterparts, the laws and regulations governing patents may change, or their interpretation or implementation may change, in unpredictable ways that could impact, potentially adversely, our ability to obtain new patents or to enforce and defend patents that we have already obtained or that we might obtain in the future. For example, such changes may increase the costs and complexity associated with obtaining, enforcing or defending our patents, including in ANDA litigation.

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

Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our partners are developing products. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that our potential products may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by LINZESS, apraglutide, or our product candidates. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that LINZESS, apraglutide, or our product candidates may infringe.

We may be exposed to, or threatened with, litigation by third parties alleging that LINZESS, apraglutide, or our product candidates infringe their intellectual property rights. If LINZESS, apraglutide, or one of our product candidates is found to infringe the intellectual property rights of a third party, we or our partners could be enjoined by a court and required to pay damages and could be unable to develop or commercialize LINZESS, apraglutide, or the applicable product candidate unless we obtain a license to the intellectual property rights. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the counterparty could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our products, pending a trial on the merits, which may not occur for several years.

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

If we fail to comply with our obligations or have disagreements over contract interpretation in agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationship with our licensor, the scope of our intellectual property or technology rights could be narrowed and we could lose license rights that are important to our business.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business, and scientific issues. Disputes may arise regarding intellectual property subject to a licensing agreement, including but not limited to:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patent and other rights;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors, our collaborators and us;

●	the priority of invention of patented technology; and

●	the fulfilment of our obligations under the license.

In addition, certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects. If our licenses or material relationships or any in-licenses upon which our licenses are based are terminated or breached, we may:

●	lose our rights to develop and market product candidates;

●	lose patent protection for product candidates;

●	experience significant delays in the development or commercialization of product candidates;

●	not be able to obtain any other licenses on acceptable terms, if at all; or

●	incur liability for damages.

Apraglutide is among the assets that are subject to licensing agreements with third parties. If disputes over intellectual property and other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize apraglutide.

We are currently a party to and may in the future be party to license agreements. For example, we are a party to an amended and restated intellectual property license agreement with Ferring pursuant to which we have exclusive rights to apraglutide including issued composition of matter and method of use patents in the U.S. in lead indications, or the Ferring Agreement. The Ferring Agreement imposes, and other current or future license agreements may impose, various diligence, milestone payment, royalty, and other obligations on us. These milestone, royalty, and other payments associated with the license, will make it less profitable for us to develop apraglutide or other product candidates that are the subject of current or future licenses. If we fail to comply with our obligations under the Ferring Agreement, or we are subject to a bankruptcy, we may be required to make certain payments to Ferring, we may lose the exclusivity of our license, or Ferring may have the right to terminate the license. If the Ferring Agreement is terminated, we could lose intellectual property rights that are important to our business, be liable for damages to the licensor or be prevented from developing and commercializing our apraglutide. Termination of the agreement or reduction or elimination of our rights under the agreement may also result in us being required to negotiate a new or reinstated agreement with less favorable terms, and it is possible that we may be unable to obtain any such additional license at a reasonable cost or on reasonable terms and will be unable to develop and commercialize apraglutide. These or similar risks may apply to other license agreements, including future license agreements.

In some cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensor fails to obtain or maintain a patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide, as well as developing our other product candidates. For example, in June 2023, we acquired VectivBio and added apraglutide, a next generation long-acting GLP-2 analog, in development for the treatment of patients with SBS-IF, to our pipeline. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, and debt issuances, including our August 2019 issuance of the $200.0 million aggregate principal amount of Convertible Senior Notes, bearing an interest of 0.75% and due in 2024, or the 2024 Convertible Notes, the $200.0 million aggregate principal amount of Convertible Senior Notes, bearing an interest of 1.50% and due in 2026, or the 2026 Convertible Notes (together with the 2024 Convertible Notes, the Convertible Senior Notes), and our four-year $500.0 million secured revolving credit facility, or the Revolving Credit Facility. We currently derive a significant portion of our revenue from our LINZESS collaboration with AbbVie for the U.S. We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Such revenue is highly dependent on LINZESS demand and other factors such as fluctuations in retail chains’ and wholesalers’ buying patterns and inventory levels, pricing and reimbursement. Our collaborative arrangements revenue outside of the U.S. has and may continue to fluctuate as a result of the timing and amount of royalties from sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval, as well as clinical and commercial milestones received and recognized under our current and future strategic partnerships outside of the U.S.

Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of December 31, 2023, we had an accumulated deficit of approximately $1.7 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide, research and develop our product candidates, and access externally developed products or product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

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

We have previously raised funds to finance our operations through capital raising activities, including the sale of shares of our Class A Common Stock in public offerings and convertible and other debt issuances. However, marketing and selling gastrointestinal drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products or product candidates are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the level of underlying demand for our products by prescribers and patients in the countries in which they are approved;

●	the costs associated with commercializing our products in the U.S.;
●	the costs of establishing, maintaining and/or expanding sales, marketing, distribution, and market access capabilities for our products;

●	the regulatory approval of linaclotide within new indications, populations and formulations, as well as the associated development and commercial milestones and royalties;

●	the rate of progress, the cost of our clinical trials and the other costs associated with our development programs, including our clinical trial of apraglutide in adult patients with SBS-IF, post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within IBS-C and CIC, as well as to study linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;

●	the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies or assets;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements;
●	the timing of any regulatory approvals of apraglutide and our other product candidates;

●	whether the holders of our Convertible Senior Notes hold the notes to maturity without conversion into our Class A Common Stock or cash and whether we are required to repurchase any of our Convertible Senior Notes prior to maturity upon a fundamental change, as defined in each of the indentures governing the Convertible Senior Notes; and

●	whether we seek to redeem, repurchase or retire all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.

Additional funding may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay or reduce the scope of our commercialization efforts, delay, reduce or eliminate one or more of our development programs or delay or abandon potential strategic opportunities.

Our ability to pay principal of and interest on our outstanding debt will depend in part on the receipt of payments from AbbVie under our collaboration agreement for North America.

Semi-annual payments on our Convertible Senior Notes began in December 2019. In addition, in May 2023, we entered into the Revolving Credit Facility. As of December 31, 2023, the outstanding principal balance on the Revolving Credit Facility was $300.0 million. We expect that for the next few years, at a minimum, the net quarterly payments from AbbVie will be a significant source of cash flows from operations. If the cash flows derived from the net quarterly payments that we receive from AbbVie under the collaboration agreement for North America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether AbbVie will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and AbbVie under the collaboration agreement for North America. Accordingly, since we cannot guarantee that our company will maintain net income or positive cash flows, we cannot provide assurances for any particular quarterly period that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from AbbVie, (ii) there will be a net quarterly payment from AbbVie at all or (iii) we will not also be required to make a true-up payment to AbbVie under the collaboration agreement for North America.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of December 31, 2023, we had total indebtedness of $700.0 million and available cash and cash equivalents of $92.2 million.

We incurred significant new indebtedness in connection with the VectivBio Acquisition. In May 2023, we entered into the Revolving Credit Facility, which includes a $10.0 million letter of credit subfacility. In June 2023, we borrowed $400.0 million to fund a portion of the consideration paid to purchase VectivBio’s outstanding ordinary shares in connection with the VectivBio Acquisition. As of December 31, 2023, we have repaid $100.0 million of the outstanding principal balance.

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

In addition, while none of the indentures governing our Convertible Senior Notes include covenants restricting the operation of our business except in certain limited circumstances, in the event of a default under any of the Convertible Senior Notes, the applicable noteholders or the trustee under the indenture governing the applicable Convertible Senior Notes may accelerate our payment obligations under such Convertible Senior Notes, which could have a material adverse effect on our business, financial condition and results of operations. We are also required to offer to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of our company (other than an acquisition in which at least 90% of the consideration is Class A Common Stock listed on The Nasdaq Global Select Market or The New York Stock Exchange), subject to the terms of each of the indenture governing the Convertible Senior Notes. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of our company that would otherwise be beneficial to our security holders.

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

The capped call transactions entered into in connection with our 2024 Convertible Notes and our 2026 Convertible Notes may affect the value of our Class A Common Stock.

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

In connection with these transactions, the financial institutions likely purchased our Class A Common Stock in secondary market transactions and entered into various OTC derivative transactions with respect to our Class A Common Stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2024 Convertible Notes and the 2026 Convertible Notes, as applicable, by purchasing and selling shares of our Class A Common Stock or other instruments they may wish to use in connection with such hedging. Any of these activities could adversely affect the value of our Class A Common Stock and, as a result, the number of shares and the value of the Class A Common Stock noteholders will receive upon conversion of the 2024 Convertible Notes, or the 2026 Convertible Notes, as applicable. In addition, under certain circumstances the counterparties have the right to terminate the Capped Calls on terms set forth in the applicable confirmations, which may result in us not receiving all or any portion of the anticipated benefit of the Capped Calls. If the price of our Class A Common Stock increases such that the hedge transactions settle in our favor, we could also be exposed to credit risk related to the counterparties to the Capped Calls, which would limit or eliminate the benefit of such transactions to us.

Our quarterly and annual operating results may fluctuate significantly.

We expect our operating results to be subject to frequent fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

●	the level of underlying demand and price for our products in the countries in which they are approved;

●	retail chains’ and wholesalers’ buying patterns, pricing and reimbursement and inventory levels with respect to our products;

●	the costs associated with commercializing our products in the U.S.;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

●	any impairments of assets or goodwill, and associated write-downs;

●	any variations in the level of expenses related to our development programs;

●	addition or termination of clinical trials;

●	any impact on taxes or changes in tax rules;

●	regulatory developments affecting our products and product candidates;

●	any material lawsuit in which we may become involved; and

●	the impact of public health emergencies, including containment or mitigation measures, or natural disasters.

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

Prior to the year ended December 31, 2019, we incurred significant net losses since our inception. To the extent that we do not generate federal and state taxable income in the future, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income, if any, until the date, if any, on which such unused carryforwards expire. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. Certain future equity offerings or strategic transactions, if any, could potentially result in a 50% or greater change of control.

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

Our ability to use foreign tax loss carryforwards acquired in the VectivBio Acquisition may be limited.

Prior to our acquisition of VectivBio, VectivBio incurred significant net losses since its inception. In Switzerland, tax loss carryforwards may, with certain limitations, be used to offset future taxable income. However, if not utilized, the tax loss carryforwards, under Swiss laws, expire seven years after the tax year in which they were incurred. Due to our current limited income in Switzerland, there is a high risk that the tax loss carryforwards will expire in part or in their entirety and will not be used to offset future taxable income. Any limitations in our ability to use tax loss carryforwards to offset taxable income could adversely affect our financial condition.

If the distribution of the shares of Cyclerion Therapeutics, Inc., or Cyclerion, common stock in connection with the Separation is not generally tax- free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

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

General Risk Factors

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

We are highly dependent on the drug research, development, regulatory, commercial, financial and other expertise of our management, particularly Thomas McCourt, our chief executive officer; Sravan Emany, our senior vice president, chief financial officer; Andrew Davis, our senior vice president, chief business officer; John Minardo, our senior vice president, chief legal officer and secretary; and Michael Shetzline, our senior vice president, chief medical officer and head of research and drug development. Transitions in our senior management team or other key employees, or the unavailability of any such persons for any reason, can be inherently difficult to manage and may disrupt our operations or business or otherwise harm our business, for example due to the diversion of our board and management’s time and attention and a decline in employee morale. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of our patients, clinical trial participants and employees. We also rely to a large extent on information technology systems to operate our business, including to deliver our products. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our large and complex information technology and infrastructure (and those of our partners, vendors and third-party providers) may be vulnerable to attacks by hackers or breached due to employee, partner, vendor or third-party error, malfeasance or other disruptions. We, our partners, vendors and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. While we have invested in information technology and security and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. Further, while some or all of our workforce, and those of our partners, vendors and other third-party providers, work remotely, we may have greater vulnerability to cyberattacks or other losses of confidential information, as well as interruptions in information technology systems. Any such interruptions, losses or breaches would substantially impair our ability to operate our business and would compromise our, or our partners, vendors and other third-party providers, networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, negatively impact our financial condition and damage our reputation, any of which could adversely affect our business. While we maintain cyber liability insurance, this insurance may not be sufficient to cover the financial or other losses that may result from an interruption or breach of our (or our partners’, vendors’ and third-party providers’) systems.

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

We expect that the price of our Class A Common Stock will fluctuate substantially.

The market price of our Class A Common Stock may be highly volatile due to many factors, including:

●	the commercial performance of our products in the countries in which they are approved, as well as the costs associated with such activities;

●	any third-party coverage and reimbursement policies for our products;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	developments, litigation or public concern about the safety of our products or our potential products;

●	announcements of the introduction of new products by us or our competitors;

●	announcements concerning product development, including clinical trial results or timelines, or intellectual property rights of us or others;

●	actual and anticipated fluctuations in our quarterly and annual operating results;

●	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

●	sales of additional shares of our Class A Common Stock or sales of securities convertible into Class A Common Stock or the perception that these sales might occur;

●	any conversions of our Convertible Senior Notes into Class A Common Stock or activities undertaken by the counterparties to the Capped Calls;

●	additions or departures of key personnel;

●	developments concerning current or future collaboration, partnership, licensing or other strategic arrangements;

●	discussion of us or our stock price in the financial or scientific press or in online investor communities; and

●	the impact of public health epidemics, including containment or mitigation measures, or natural disasters.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

We have a multilayered framework for assessing, identifying, detecting and responding to reasonably foreseeable cybersecurity risks and threats. To protect our information technology, or IT, systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. In the event of a material change to our systems or operations, we would conduct an assessment of the internal and external threats to the security, confidentiality, integrity, and availability of our data and systems, along with other material risks to our operations. We leverage third-party security services for audit, benchmarking, and improvement and use various tools and methodologies to manage cybersecurity risks that are tested regularly, including a cybersecurity assessment guided by the National Institute of Standards and Technology (NIST) cybersecurity framework and ongoing security awareness training. We oversee third-party service providers by conducting vendor diligence upon onboarding and ongoing monitoring. Vendors are assessed for risk based on the nature of their digital footprint, company profile, domain name services health, internet protocol reputation, external access threats and social engineering landscapes, based on that assessment, we conduct diligence that may include completing security questionnaires, onsite evaluation, and scans or other technical evaluations. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, simulated phishing tests, penetration tests, and threat intelligence feeds. The results of these assessments are reported to the Audit Committee of the Board of Directors.

We have developed an incident response plan designed to coordinate the activities that we and our third-party security service provider take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate any reputational damage.

Our business strategy, results of operations and financial condition have not been materially affected as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity-related risks, see Item 1A, Risk Factors, elsewhere in this Annual Report on Form 10-K.

The Company’s Chief Information Officer, or CIO, is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Audit Committee of the Board of Directors and management. Our CIO has over 20 years of cybersecurity experience in various roles involving information security, developing cybersecurity strategies, and implementing cybersecurity programs.

Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. The Audit Committee of the Board of Directors oversees our cybersecurity risk and receives regular reports, with a minimum frequency of once per year, from our CIO on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. Promptly after becoming aware of a material cybersecurity incident affecting our IT systems or data, the Audit Committee would work with management to formulate a mitigation plan and review compliance with such plan, as well as to ensure compliance with any external regulatory or disclosure requirements, including any disclosures of material cybersecurity breaches.

Item 2.    Properties

Our corporate headquarters are located in Boston, Massachusetts, where, as of December 31, 2023, we occupied approximately 39,000 square feet of office space under our lease expiring in June 2030. We also have operations in Basel, Switzerland. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A Common Stock are traded on the Nasdaq Global Select Market under the symbol “IRWD.” Our shares have been publicly traded since February 3, 2010. As of January 31, 2024, there were 29 stockholders of record of our Class A Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

On April 1, 2019, we completed the separation, or the Separation, of our soluble guanylate cyclase, or sGC, business, and certain other assets and liabilities, into a separate, independent publicly traded company, Cyclerion. The Separation was effected by means of a distribution of all the outstanding shares of common stock, with no par value, of Cyclerion, through a dividend of Cyclerion’s common stock to our stockholders of record as of the close of business on March 19, 2019.

The following graph compares the performance of our Class A Common Stock to the Nasdaq Benchmark TR Index (U.S.) and to the Nasdaq Biotechnology Index (U.S.) from December 31, 2018 through December 31, 2023. The comparison assumes $100 was invested after the market closed on December 31, 2018 in our Class A Common Stock and in each of the presented indices, and it assumes reinvestment of dividends, if any (other than any Cyclerion common stock distributed in connection with the Separation). Total returns reflected in the following graph for periods prior to the date of the Separation have been adjusted for the effect of the Separation to exclude the sGC business.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

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

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 is included in Part II, Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 16, 2023.

Overview

We are a GI healthcare company dedicated to advancing the treatment of GI diseases and redefining the standard of care for GI patients. We are focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the U.S. FDA, in a class of GI medicines called GC-C agonists, and is indicated for adult men and women suffering from IBS-C, or CIC, and for pediatric patients ages 6-17 years-old suffering from FC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the U.S., Mexico, and Saudi Arabia, to adult men and women suffering from IBS-C or chronic constipation in Japan, IBS-C in China and for pediatric patients ages 6-17 with FC in the U.S. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca in China (including Hong Kong and Macau) and Astellas in Japan.

We also aim to leverage our leading development and commercialization capabilities in GI to bring additional treatment options to GI patients.

In June 2023, we completed a tender offer to purchase outstanding ordinary shares of VectivBio. In December 2023, we completed a squeeze-out merger to acquire all remaining shares. The VectivBio Acquisition was partially funded with $400.0 million of borrowings under a new revolving credit facility, or the Revolving Credit Facility, as further described in Note 10, Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Through the acquisition, the Company is advancing apraglutide, a next-generation, synthetic peptide analog of GLP-2, for rare gastrointestinal diseases, including SBS-IF, as well as several earlier stage assets.

In November 2021, we entered into the COUR Collaboration Agreement, with COUR, that grants us an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle, for the treatment of PBC.

We are also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as IC/BPS, and endometriosis.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. Prior to the year ended December 31, 2019, we incurred net losses in each year since inception. For the year ended December 31, 2023, we recorded net loss of approximately $1.0 billion, which included a charge of approximately $1.1 billion related to acquired in-process research and development, or IPR&D, in connection with the VectivBio Acquisition. For the years ended 2022 and 2021, we recorded net income of $175.1 million and $528.4 million, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $1.7 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment – human therapeutics.

Key 2023 Financial Highlights

●	We recognized $442.7 million in total revenues during the year ended December 31 2023, compared to $410.6 million during the year ended December 31, 2022. The increase was primarily driven by an increase of $31.7 million in collaborative arrangements revenue related to sales of LINZESS in the U.S.

●	We recognized $430.5 million in collaborative arrangements revenue related to sales of LINZESS in the U.S. during the year ended December 31, 2023, compared to $398.8 million during the year ended December 31, 2022. The increase was primarily driven by increased prescription demand, partially offset by inventory channel fluctuations.

●	We generated a loss from operations of $945.4 million during the year ended December 31, 2023 compared to income from operations of $250.3 million during the year ended December 31, 2022. The decrease was primarily attributable to approximately $1.1 billion in IPR&D expense related to the VectivBio Acquisition.

●	We generated $183.4 million in cash from operations during the year ended December 31, 2023, ending the year with $92.2 million in cash and cash equivalents.

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

In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. In June 2023, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients ages 6-17 years-old with FC, making LINZESS the first and only FDA-approved prescription therapy for FC in this patient population. The safety and effectiveness of LINZESS in patients with FC less than 6 years of age or in patients with IBS-C less than 18 years of age have not been established. Additional clinical pediatric programs in IBS-C and FC are ongoing.

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

The following table sets forth our research and development expenses related to our product pipeline for the years ended December 31, 2023, 2022, and 2021, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Year Ended December 31,
	2023	2022	2021

Linaclotide(1)	$21,103	$17,267	$21,075
Apraglutide(2)	58,244	—	—
IW-3718	—	461	8,002
IW-3300	15,091	15,824	11,687
CNP-104(3)	9,461	1,022	19,500
Early research and development	12,186	9,691	10,141
Total research and development expenses	$116,085	$44,265	$70,405
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes $11.3 million of share-based compensation expense and $3.5 million of employer payroll tax expense recognized in the second quarter of 2023 immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration and settlement of outstanding stock options and restricted stock units.
(3)	Includes $6.0 million up-front payment recognized in the second quarter of 2023 in connection with the amendment to the COUR Collaboration Agreement.

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

Acquired In-Process Research and Development. Asset acquisition costs, license fees and development milestone payments related to acquired and in-licensed products and technology are expensed as acquired in-process research and development at the point that they have no established alternative future use.

Through the VectivBio Acquisition, we are advancing apraglutide, a next-generation, long-acting synthetic peptide analog of GLP-2, as a differentiated therapeutic for a wide range of rare diseases, including SBS-IF and aGvHD.

Apraglutide for SBS-IF. We are conducting a Phase III clinical trial, STARS, to assess the safety and efficacy of apraglutide in adult patients with SBS-IF, and expect to report topline results in March 2024. In October 2023, we presented positive final data from the STARS Nutrition Phase II study of apraglutide in patients with SBS-IF and colon-in-continuity during United European Gastroenterology (UEG) Week. We are also conducting open label extension studies to further evaluate the efficacy, safety and tolerability of apraglutide in SBS-IF and to support potential submissions of marketing applications for apraglutide in the U.S., European Union, or E.U., and Japan. In October 2023, we presented positive final data from the STARS Nutrition Phase II study during United European Gastroenterology (UEG) Week. This multicenter, open-label study of nine patients was designed to evaluate the safety, pharmacokinetics, and efficacy of apraglutide on intestinal absorption in adult patients who have SBS-IF and colon-in-continuity.

Apraglutide for aGvHD: We are conducting a Phase II exploratory study, STARGAZE, to evaluate apraglutide in patients with steroid-refractory gastrointestinal aGvHD and expect data in the first quarter of 2024.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, business development, commercial, sales, marketing, communications and human resource functions. Other costs include legal costs of pursuing patent protection of our intellectual property, general and administrative related facility costs, insurance costs and professional fees for accounting, tax, consulting, legal and other services. As we continue to invest in the commercialization of LINZESS and other product candidates, we expect our selling, general and administrative expenses will be substantial for the foreseeable future.

We include AbbVie’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from AbbVie as collaboration expense or collaborative arrangements revenue, respectively.

Restructuring Expenses. Restructuring expenses pertain to a workforce reduction in April 2023 and restructuring initiatives, which commenced in June 2023 in connection with the VectivBio Acquisition. The workforce reduction and restructuring initiatives are more fully described in Note 16, Workforce Reductions and Restructuring, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Gain (Loss) on Derivatives. In June 2015, we issued 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes, and in August 2019, we issued the Convertible Senior Notes. In connection with the issuance of our 2022 Convertible Notes, we entered into convertible note hedge transactions, or the Convertible Note Hedges, and separate note hedge warrant transactions, or the Note Hedge Warrants, with certain financial institutions. Gain (loss) on derivatives consists of the change in fair value of the Convertible Note Hedges and Note Hedge Warrants, which are recorded at fair value at each reporting date and changes in fair value are recorded in our consolidated statements of income (loss). The Convertible Note Hedges and Note Hedge Warrants terminated unexercised upon expiry in June 2022 and April 2023, respectively. The Convertible Note Hedges and Note Hedge Warrants are more fully described in Note 10, Debt, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income Taxes. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations. At interim reporting dates, we record our income tax provision by applying our estimated annual effective tax rate to year-to-date pre-tax income, plus adjustments for significant unusual or infrequently occurring items. For additional information refer to Note 14, Income Taxes, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

We account for asset acquisitions that are not determined to be a business combination by recognizing net assets based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. In an asset acquisition, the cost allocated to acquired IPR&D with no alternative future use is charged to research and development expense at the acquisition date. We classify asset acquisitions of acquired IPR&D as investing activities on its consolidated statements of cash flows.

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

For agreements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue when the related sales occur in accordance with the sales-based royalty exception.

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

Sale of Active Pharmaceutical Ingredient

The Company is not currently responsible for the supply of linaclotide API, finished drug product, finished goods or development materials to its partners, though the Company may provide development materials to certain of its partners on a periodic basis. Sales of such development materials have been and are expected to continue to be immaterial.

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

Research and development expenses also include up-front payment, non-contingent payment, and milestone payment obligations under the COUR Collaboration Agreement. Recognition of expense for such payments requires judgment with respect to when the obligation is probable.

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

We record uncertain tax positions on the basis of a two-step process. First, we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position. Second, for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the relevant tax authority. Significant judgment is required in evaluating whether our tax positions meet this two-step process. The nature of the uncertain tax positions is often complex and subject to change, and the amounts at issue can be substantial. We re-evaluate these uncertain tax positions on a quarterly basis based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, and effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

	Year Ended December 31,
	2023	2022

	(in thousands)
Revenues:
Collaborative arrangements revenue	$442,735	$410,596
Total revenues	442,735	410,596
Costs and expenses:
Research and development	116,085	44,265
Selling, general and administrative	158,314	115,994
Restructuring expenses	18,317	—
Acquired in-process research and development	1,095,449	—
Total costs and expenses	1,388,165	160,259
Income (loss) from operations	(945,430)	250,337
Other income (expense):
Interest expense and other financing costs	(21,629)	(7,598)
Interest and investment income	18,971	9,501
Gain on derivatives	19	182
Other income (expense), net	(2,639)	2,085
Income (loss) before income taxes	(948,069)	252,422
Income tax expense	(83,490)	(77,357)
Net income (loss)	(1,031,559)	175,065
Less: Net income (loss) attributable to noncontrolling interests	(29,320)	—
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$(1,002,239)	$175,065

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues

	Year Ended
	December 31,		Change
	2023	2022	$

	(in thousands)
Revenues:
Collaborative arrangements revenue	$442,735	$410,596	$32,139
Total revenues	$442,735	$410,596	$32,139

Collaborative arrangements revenue. The increase in collaborative arrangements revenue of $32.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily related to a $31.7 million increase in our share of net profits from the sale of LINZESS in the U.S., which was primarily driven by increased prescription demand, partially offset by inventory channel fluctuations.

Cost and Expenses

	Year Ended
	December 31,		Change
	2023	2022	$

	(in thousands)
Operating expenses:
Research and development	$116,085	$44,265	$71,820
Selling, general and administrative	158,314	115,994	42,320
Restructuring expenses	18,317	—	18,317
Acquired in-process research and development	1,095,449	—	1,095,449
Total operating expenses	$1,388,165	$160,259	$1,227,906

Research and development. The increase in research and development expenses of $71.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily related to $43.3 million of apraglutide program costs, $11.3 million of share-based compensation and $3.5 million in related payroll taxes recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, a $6.0 million payment to COUR related to CNP-104 in connection with the amendment of the COUR Collaboration Agreement, a $3.3 million increase in linaclotide program costs, and a $3.2 million increase in external costs associated with other pipeline programs. Research and development expenses for the year ended December 31, 2023 included $15.1 million of acquisition-related costs.

Selling, general and administrative. Selling, general and administrative expenses increased $42.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to $16.2 million of share-based compensation and $3.0 million in related payroll taxes recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, $12.9 million of general and administrative costs incurred for operating activities of the acquired VectivBio entities, a $5.8 million increase in compensation, benefits, and other employee-related expenses, a $3.7 million increase of professional services costs, and a $1.6 million increase in sales and marketing activities. Selling, general and administrative expenses for the year ended December 31, 2023 included $25.6 million of acquisition-related costs.

Restructuring expenses. Restructuring expenses were $18.3 million for the year ended December 31, 2023 related to employee severance, benefits and related costs for the headquarters-based workforce reduction and VectivBio Acquisition-related workforce reduction.

Acquired In-Process Research & Development. We incurred approximately $1.1 billion of expense during the year ended December 31, 2023 in connection with the VectivBio Acquisition to acquire apraglutide.

Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2023	2022	$

	(in thousands)
Other income (expense):
Interest expense and other financing costs	$(21,629)	$(7,598)	$(14,031)
Interest and investment income	18,971	9,501	9,470
Gain on derivatives	19	182	(163)
Total other income (expense), net	$(2,639)	$2,085	$(4,724)

Interest expense and other financing costs. Interest expense increased by $14.0 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to $15.3 million of interest expense incurred under the revolving credit facility used to partially finance the VectivBio Acquisition in June 2023.

Interest and investment income. Interest and investment income increased by $9.5 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, resulting primarily from an increase in investment interest rates, as well as an increase in investment balances prior to the VectivBio Acquisition.

Gain on derivatives. During the year ended December 31, 2023, we recorded an insignificant gain on derivatives resulting from a decrease in the fair value of the Note Hedge Warrants, which terminated unexercised upon expiry in April 2023.

Income taxes. During the year ended December 31, 2023, we recorded income tax expense of $83.5 million, comprised of non-cash tax expense of $74.1 million and cash tax expense of $9.4 million for state income taxes in certain states in which state taxable income exceeded available net operating losses. During the year ended December 31, 2022, we recorded income tax expense of $77.4 million, comprised of non-cash tax expense of $73.4 million and cash tax expense of $4.0 million for state income taxes in certain states in which state taxable income exceeded available net operating losses.

Liquidity and Capital Resources

As of December 31, 2023, we had $92.2 million of cash and cash equivalents. Our cash equivalents include amounts held in money market funds, U.S. Treasury securities and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

We anticipate our cash balance and our expected net cash inflows from operations to allow us to meet our near-term and long-term cash obligations, which are reflected in our consolidated balance sheets. Our most significant fixed obligations are debt obligations and lease commitments, for which annual payments are disclosed in Note 10, Debt, and Note 7, Leases, respectively, to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

In May 2021, our board of directors authorized a program to repurchase up to $150.0 million of our Class A Common Stock. The program was completed in May 2022 and the repurchased shares were retired. Additional information regarding the repurchase program is disclosed in Note 12, Stockholders’ Equity, to our financial statements included elsewhere in this Annual Report on Form 10-K.

Sources of Liquidity

We had incurred losses since our inception in 1998 and until the year ended December 31, 2019. However, after achieving profitability for the years ended December 31, 2020, 2021 and 2022, we incurred a loss of approximately $1.0 billion for year ended December 31, 2023 due to the approximately $1.1 billion IPR&D charge recognized in connection with the VectivBio Acquisition, and had an accumulated deficit of approximately $1.7 billion as of December 31, 2023. We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of December 31, 2023, our debt is comprised of $400.0 million aggregate principal amount of convertible notes, due at various dates between 2024 and 2026, and $300.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 to partially finance the VectivBio Acquisition. The Revolving Credit Facility provides for $500.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 10, Debt, to our condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information related to our debt obligations, including the Revolving Credit Facility.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$183,427	$273,763	$261,895
Investing activities	(1,026,318)	(136)	(265)
Financing activities	277,160	(237,553)	(4,550)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(53)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(565,784)	$36,074	$257,080

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations.

Net cash inflows during the year ended December 31, 2023 totaled $183.4 million and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S., partially offset by research and development expenditures for apraglutide and acquisition-related costs in connection with the VectivBio Acquisition.

Net cash inflows during the year ended December 31, 2022 totaled $273.8 million and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2023 totaled approximately $1.0 billion and pertained primarily to the VectivBio Acquisition.

Cash used in investing activities for the year ended December 31, 2022 totaled $0.1 million and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 totaled $277.2 million and was generated primarily from the incurrence of $400.0 million of borrowings under the Revolving Credit Facility, net of $100.0 million of principal repayments. Additionally, we paid $26.3 million to acquire subsidiary shares from noncontrolling interests to complete the squeeze-out merger in connection with the VectivBio Acquisition.

Cash used in financing activities for the year ended December 31, 2022 totaled $237.6 million and resulted from $126.4 million of share repurchases and repayment of the $120.7 million remaining aggregate principal on the 2022 Convertible Notes upon maturity in June 2022, partially offset by $9.5 million of proceeds from the exercise of stock options and the issuance of shares under our ESPP.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, AbbVie, in the fourth quarter of 2012, and we currently derive a significant portion of our revenue from this collaboration. Our goal is to generate and maintain positive cash flows, driven by increased revenue generated through sales of LINZESS and other commercial activities and financial discipline, while continuing to invest in the development and commercialization of linaclotide, apraglutide, and other product candidates.

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, including apraglutide, and invest in building our pipeline through internal or external opportunities, including potential payments associated with exercising the Option under the COUR Collaboration Agreement. We believe that our cash on hand as of December 31, 2023 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to develop, obtain regulatory approval for, and commercialize linaclotide, apraglutide and our other product candidates, in each case, for all of the markets, indications, populations and formulations for which we believe each is suited. Our funding requirements will depend on many factors, including, but not limited to, the following:

●	the revenue generated by sales of LINZESS and CONSTELLA and from any other sources;

●	the rate of progress and cost of our commercialization activities, including the expense we incur in marketing and selling LINZESS in the U.S. and from any other sources;

●	the success of our third-party manufacturing activities;

●	the time and costs involved in developing, and obtaining regulatory approvals for, our product candidates, including apraglutide, as well as the timing and cost of any post-approval development and regulatory requirements;

●	the time and cost associated with integrating VectivBio’s business and assets into our business operations;

●	the time and costs associated with commercial manufacturing, sales, marketing and distribution of apraglutide, if successfully developed and approved;

●	the success of our research and development efforts;

●	the emergence of competing or complementary products;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the terms and timing of any collaborative, licensing or other arrangements that we may establish, including milestones, royalties or other payments due or payable under such agreements;

●	the settlement method used for our outstanding convertible notes; and

●	the acquisition of businesses, products and technologies and the impact of other strategic transactions, as well as the cost and timing of evaluating, acquiring, and, if completed, integrating into our business operations any such assets.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We did not otherwise adopt any new accounting pronouncements during the fiscal year ended December 31, 2023 that had a material effect on our consolidated financial statements included in this report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, including collateralized reverse repurchase agreements, and money market instruments, as well as commercial paper. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

We are exposed to market risks related to fluctuations in interest rates relating to our four-year secured $500.0 million Revolving Credit Facility. The increase or decrease in annual interest expense resulting from a 10% increase or decrease in the applicable interest rate is $2.2 million.

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

The convertible notes and derivatives are more fully described in Note 10, Debt, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk

We are also exposed to risks related to changes in foreign currency exchange rates relating to our foreign operations. The functional currency of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies. We are also exposed to unfavorable fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. We do not currently hedge our foreign currency exchange rate risk. Foreign currency has not had, nor do we believe that a decrease or increase in any foreign currency exchange rates would have, a material impact on our results of operations.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements, together with the independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), report thereon, appear at pages F-1 through F-47, of this Annual Report on Form 10-K.

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

As permitted by guidance issued by the SEC that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management excluded an assessment of the internal controls of VectivBio, which we acquired on June 29, 2023, from its evaluation of the effectiveness of our disclosure controls and procedures. VectivBio represented approximately 5% of total assets and 6% of total liabilities as of December 31, 2023, and less than 1% and 2% of revenues and net loss, respectively, for the year ended December 31, 2023.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded no changes during the quarter ended December 31, 2023 materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ironwood Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ironwood Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of VectivBio Holding AG, which is included in the 2023 consolidated financial statements of the Company and constituted approximately 5% and 6% of total assets and total liabilities, respectively, as of December 31, 2023 and less than 1% and 2% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of VectivBio Holding AG.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 16, 2024

Item 9B.    Other Information

During the quarter ended December 31, 2023, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, for the purchase or sale of our securities, the material terms of which are set forth in the table below.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement(1)	Aggregate Number of Securities
Ronald Silver (Corporate Controller)	Adoption (December 15, 2023)	Rule 10b5-1 trading arrangement	Sale	December 15, 2025	Indeterminable(2)

(1)	The dates in this column represent the scheduled expiration date of each director or officer’s Rule 10b5-1 trading arrangement. Each Rule 10b5-1 trading arrangement may terminate earlier than the date provided should all transactions contemplated thereunder occur prior to such date.
(2)	Mr. Silver’s Rule 10b5-1 trading arrangement provides for the (i) sale of 40,873 shares of common stock; (ii) sale of an indeterminable number of shares of common stock that Mr. Silver may purchase under the Company’s ESPP; and (iii) sale of an indeterminable number of shares of common stock. The number of shares in clause (iii) subject to RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied and the market price of the Company’s common stock at the time of settlement. This trading arrangement, which applies to RSUs vesting, is based on the passage of time provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

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

The other information required by this item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders.

The table below sets forth information with regard to securities authorized for issuance under our equity compensation plans as of December 31, 2023. As of December 31, 2023, we had four active equity compensation plans, each of which was approved by our stockholders:

●	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan;
●	2019 Equity Incentive Plan;
●	Amended and Restated 2019 Equity Incentive Plan; and
●	Amended and Restated 2010 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,832,301	$ 12.36	14,647,564
Equity compensation plans not approved by security holders	—	—	—
Total	12,832,301	$ 12.36	14,647,564

(1)	Amount includes the number of shares subject to issuance upon exercise of 5,836,306 outstanding stock options and vesting of 6,995,995 restricted stock units.
(2)	Amount includes all outstanding stock options but does not include restricted stock units, which do not have an exercise price.
(3)	Amount includes 4,272,975 shares available for future issuance under the Amended and Restated 2010 Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders.

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

3.	Exhibits

Incorporated by reference herein
Number	Description	Form	Date
2.1	Separation Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
2.2	Transaction Agreement, dated May 21, 2023, by and between Ironwood Pharmaceuticals, Inc. and VectivBio Holding AG	Current Report on Form 8-K (File No. 001-34620)	May 22, 2023
3.1	Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
3.2	Certificate of Retirement	Registration Statement on Form 8-A/A (File No. 001-34620)	January 3, 2019
3.3	Certificate of Amendment	Current Report on Form 8-K (File No. 001-34620)	May 31, 2019
3.4	Fifth Amended and Restated Bylaws	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
4.1	Specimen Class A Common Stock certificate	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 20, 2010
4.3	Indenture, dated as of August 12, 2019, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 0.75% Convertible Senior Note due 2024)	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.3.1	Form of 0.75% Convertible Senior Note due 2024	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019

4.4	Indenture, dated as of August 12, 2019, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 1.50% Convertible Senior Note due 2026)	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.4.1	Form of 1.50% Convertible Senior Note due 2026	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.5	Description of Securities of Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 17, 2021
10.1#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S-8, as amended (File No. 333-184396)	October 12, 2012
10.1.1#	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 6, 2018
10.1.2#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 6, 2018
10.2#	2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.1#	Form of Non-statutory Stock Option Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.2#	Form of Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.3#	Form of Restricted Stock Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.4#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	May 6, 2020
10.3#	Amended and Restated 2019 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-34620)	June 22, 2023
10.3.1#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 9, 2023
10.4#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10-K (File No. 001-34620)	February 13, 2020
10.5#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10-Q (File No. 001-34620)	April 29, 2014

10.6#	Form of Executive Severance Agreement	Annual Report on Form 10-K (File No. 001-34620)	February 25, 2019
10.7#	Form of Executive Severance Agreement	Current Report on Form 8-K (File No. 001-34620)	December 1, 2021
10.8#	Second Amended and Restated Executive Severance Agreement, June 22, 2021 between Ironwood Pharmaceuticals, Inc. and Thomas McCourt	Current Report on Form 8-K/A (File No. 001-34620)	June 24, 2021
10.9#*	Second Amended and Restated Non-employee Director Compensation Policy, effective January 1, 2024
10.10#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009
10.11+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.11.1	Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013
10.12+	Commercial Agreement, dated as of January 31, 2017, by and among Allergan USA, Inc., Forest Laboratories, LLC and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017
10.13+	License Agreement, dated as of April 30, 2009, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.13.1+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 8, 2013
10.13.2+	Amendment to the License Agreement, dated as of October 26, 2015, by and between Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016

10.13.3+	Amendment to the License Agreement dated as of January 31, 2017, by and between Allergan Pharmaceuticals International Ltd., and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017
10.14+	Novation Agreement, dated as of October 26, 2015, by and among Almirall, S.A., Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016
10.15++	Amended and Restated License Agreement, dated as of August 1, 2019, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc.	Current Report on Form 8-K (File No. 001-34620	August 1, 2019
10.15.1+	Amendment to the Amended and Restated License Agreement, dated as of January 8, 2021, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 17, 2021
10.16++	Amended and Restated License and Collaboration Agreement, dated as of September 16, 2019, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Current Report on Form 8-K (File No. 001-34620)	September 18, 2019
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

		Annual Report on Form 10-K (File No. 001-34620)	February 7, 2014

10.19†	Amended and Restated Exclusive License Agreement by and between Ferring International Center S.A. and GlyPharma Therapeutic Inc. dated as of December 6, 2016, as amended	Registration Statement on Form F-1 (File No. 333-254523)	March 19, 2021
10.20†	Development and Commercialization Agreement by and between VectivBio AG and Asahi Kasei Pharma Corporation, dated as of March 30, 2022	Annual Report on Form 20-F (File No. 001-40316)	April 7, 2022
10.21

Credit Agreement, dated May 21, 2023, by and among Ironwood Pharmaceuticals, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto

		Current Report on Form 8-K (File No. 001-34620)	May 22, 2023
10.22	Lease Agreement for facilities at 100 Summer Street, Boston, Massachusetts, dated as of June 11, 2019, by and between Ironwood Pharmaceuticals, Inc. and MA-100 Summer Street Owner, L.L.C.	Current Report on Form 8-K (File No. 001-34620)	June 13, 2019
10.23	Tax Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
10.24	Employee Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
10.25	Base Call Option Transaction Confirmation for the 2024 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.26	Base Call Option Transaction Confirmation for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.27	Base Call Option Transaction Confirmation for the 2024 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019

10.28	Base Call Option Transaction Confirmation, for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.29	Additional Call Option Transaction Confirmation for the 2024 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.30	Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.31	Additional Call Option Transaction Confirmation for the 2024 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.32	Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
21.1*	Subsidiaries of Ironwood Pharmaceuticals, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
97*	Policy for Recoupment of Incentive Compensation

101.INS*	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
*	Filed herewith.
‡	Furnished herewith.
+

Confidential treatment granted under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are remeasured accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. Ironwood will furnish copies of any such schedules and exhibits to the SEC upon request.
#	Management contract or compensatory plan, contract, or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on the 16th day of February 2024.

Ironwood Pharmaceuticals, Inc.
By:	/s/ Thomas Mccourt
Thomas McCourt
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas McCourt	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2024
Thomas McCourt

/s/ Sravan k. Emany	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 16, 2024
Sravan K. Emany

/s/ Ronald Silver	Vice President, Corporate Controller (Principal Accounting Officer)	February 16, 2024
Ronald Silver

/s/ Julie H. McHugh	Chair of the Board	February 16, 2024
Julie H. McHugh

/s/ Mark Currie	Director	February 16, 2024
Mark Currie

Director
Alexander Denner

/s/ Andrew Dreyfus	Director	February 16, 2024
Andrew Dreyfus

/s/ Jon Duane	Director	February 16, 2024
Jon Duane

/s/ Marla Kessler	Director	February 16, 2024
Marla Kessler

/s/ Catherine Moukheibir	Director	February 16, 2024
Catherine Moukheibir

/s/ Jay P. Shepard	Director	February 16, 2024
Jay P. Shepard

Index to Consolidated Financial Statements of
Ironwood Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ironwood Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Collaboration Agreement for North America with AbbVie Inc.
Description of the Matter

Revenue recognized from the Collaboration Agreement for North America with AbbVie Inc. (together with its affiliates, or “AbbVie”) was $430.5 million for the sale of LINZESS in the U.S. for the year ended December 31, 2023. As discussed in Note 5 to the consolidated financial statements, the Company generates the majority of its revenue from a collaboration arrangement with AbbVie related to linaclotide (LINZESS). The Company records its share of the net profits or net losses from the sale of LINZESS in the U.S., less commercial expenses, and presents the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable.

Auditing revenue recognition under the AbbVie collaboration was especially challenging and required significant auditor judgment because the Company relies on AbbVie for timely and accurate information regarding net profits realized from the sale of LINZESS in the U.S. Management uses the information provided by AbbVie, which includes net revenues from sales of LINZESS in the U.S. and related costs, to record its collaboration revenue. Certain of such information received from AbbVie are determined by AbbVie by using estimates and judgments, which could be adjusted based on actual results in the future.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its collaboration revenue process, including controls over the Company’s evaluation of the completeness and accuracy of information related to net sales of LINZESS provided from AbbVie.

Our audit procedures included, among others, inspecting reported information provided by AbbVie to the Company related to the net profits realized from the sale of LINZESS in the U.S. We analyzed the gross sales and certain adjustments to arrive at net sales, cost of goods sold, and related costs contributing to Ironwood’s share of net profits and compared current period results to historical trends. We also tested settlement payments received by the Company throughout the year. In addition, we confirmed directly with AbbVie the collaborative arrangement revenue for the year ended December 31, 2023 related to the sale of LINZESS in the U.S. as well as the amounts due to the Company as of December 31, 2023.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Boston, Massachusetts

February 16, 2024

Ironwood Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$92,154	$656,203
Accounts receivable, net	129,122	115,458
Prepaid expenses and other current assets	12,012	7,715
Restricted cash	—	1,250
Total current assets	233,288	780,626
Restricted cash, net of current portion	—	485
Accounts receivable, net of current portion	—	14,589
Property and equipment, net	5,585	6,288
Operating lease right-of-use assets	12,586	14,023
Intangible assets, net	3,682	—
Deferred tax assets	212,324	283,661
Other assets	3,608	847
Total assets	$471,073	$1,100,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,830	$483
Accrued research and development costs	21,331	5,258
Accrued expenses and other current liabilities	44,254	16,700
Current portion of operating lease liabilities	3,126	3,065
Current portion of convertible senior notes	199,560	—
Note hedge warrants	—	19
Total current liabilities	276,101	25,525
Operating lease obligations, net of current portion	14,543	16,599
Convertible senior notes, net of current portion	198,309	396,251
Revolving credit facility	300,000	—
Other liabilities	28,415	9,766
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 156,354,238 shares issued and outstanding at December 31, 2023 and 500,000,000 shares authorized and 154,026,949 shares issued and outstanding at December 31, 2022	156	154
Additional paid-in capital	1,355,195	1,348,600
Accumulated deficit	(1,698,615)	(696,376)
Accumulated other comprehensive loss	(3,031)	—
Total stockholders’ equity (deficit)	(346,295)	652,378
Total liabilities and stockholders’ equity	$471,073	$1,100,519

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.
Consolidated Statements of Income (Loss)
(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Collaborative arrangements revenue	$442,735	$410,596	$412,784
Sale of active pharmaceutical ingredient	—	—	969
Total revenues	442,735	410,596	413,753
Costs and expenses:
Research and development	116,085	44,265	70,405
Selling, general and administrative	158,314	115,994	111,133
Restructuring expenses	18,317	—	(44)
Acquired in-process research and development	1,095,449	—	—
Total costs and expenses	1,388,165	160,259	181,494
Income (loss) from operations	(945,430)	250,337	232,259
Other income (expense):
Interest expense and other financing costs	(21,629)	(7,598)	(31,150)
Interest and investment income	18,971	9,501	726
Gain (loss) on derivatives	19	182	(1,178)
Other income (expense), net	(2,639)	2,085	(31,602)
Income (loss) before income taxes	(948,069)	252,422	200,657
Income tax (expense) benefit	(83,490)	(77,357)	327,791
Net income (loss)	(1,031,559)	175,065	528,448
Less: Net income (loss) attributable to noncontrolling interests	(29,320)	—	—
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$(1,002,239)	$175,065	$528,448

Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders —basic	$(6.45)	$1.13	$3.26
Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders —diluted	$(6.45)	$0.96	$3.21

Weighted average shares used in computing net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders—basic:	155,435	154,366	162,245
Weighted average shares used in computing net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders—diluted:	155,435	186,312	164,418

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$(1,002,239)	$175,065	$528,448
Other comprehensive loss, net of tax:
Currency translation adjustment	(2,093)	—	—
Defined benefit pension plan	(938)	—	—
Total other comprehensive loss, net of tax	(3,031)	—	—
Less: Other comprehensive loss attributable to noncontrolling interest	(63)	—	—
Comprehensive income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$(1,005,207)	$175,065	$528,448

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

					Accumulated	Ironwood
	Class A		Additional		other	Pharmaceuticals, Inc.		Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	Shares	Amount	capital	deficit	loss	equity (deficit)	interests	equity (deficit)
Balance at December 31, 2020	160,616,675	$161	$1,528,535	$(1,466,056)	$—	$62,640	$—	$62,640
Issuance of common stock related to share-based awards and employee stock purchase plan	3,776,786	3	19,678	—	—	19,681	—	19,681
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	22,281	—	—	22,281	—	22,281
Repurchases of common stock	(2,357,000)	(2)	(27,137)	—	—	(27,139)	—	(27,139)
Net income	—	—	—	528,448	—	528,448	—	528,448
Balance at December 31, 2021	162,036,461	$162	$1,543,357	$(937,608)	$—	$605,911	$—	$605,911
Cumulative effect adjustment upon adoption of ASU 2020-06, net of tax	—	—	(110,217)	66,167	—	(44,050)	—	(44,050)
Issuance of common stock related to share-based awards and employee stock purchase plan	2,756,841	3	11,787	—	—	11,790	—	11,790
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	27,048	—	—	27,048	—	27,048
Repurchases of common stock	(10,766,353)	(11)	(123,375)	—	—	(123,386)	—	(123,386)
Net income	—	—	—	175,065	—	175,065	—	175,065
Balance at December 31, 2022	154,026,949	$154	$1,348,600	$(696,376)	$—	$652,378	$—	$652,378
Issuance of common stock related to share-based awards and employee stock purchase plan	2,327,289	2	4,003	—	—	4,005	—	4,005
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	32,005	—	—	32,005	—	32,005
Noncontrolling interests on acquisition of VectivBio Holding AG	—	—	—	—	—	—	26,218	26,218
Purchase of subsidiary shares from noncontrolling interests	—	—	(29,413)	—	(63)	(29,476)	3,165	(26,311)
Net loss	—	—	—	(1,002,239)	—	(1,002,239)	(29,320)	(1,031,559)
Other comprehensive loss, net of tax	—	—	—	—	(2,968)	(2,968)	(63)	(3,031)
Balance at December 31, 2023	156,354,238	$156	$1,355,195	$(1,698,615)	$(3,031)	$(346,295)	$—	$(346,295)

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,031,559)	$175,065	$528,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,575	1,418	1,523
Loss on disposal of property and equipment	—	2	93
Share-based compensation expense	32,005	27,048	22,281
Change in fair value of note hedge warrants	(19)	(1,297)	(10,772)
Change in fair value of convertible note hedges	—	1,115	11,950
Non-cash interest expense	2,060	1,853	23,935
Acquired in-process research and development	1,095,449	—	—
Deferred income taxes	72,637	65,739	(333,294)
Changes in assets and liabilities:
Accounts receivable, net	924	7,993	7,712
Prepaid expenses and other current assets	4,220	3,224	601
Operating lease right-of-use assets	1,437	1,327	1,226
Other assets	(319)	153	(57)
Accounts payable and accrued expenses	12,380	(8,116)	(2,644)
Accrued research and development costs	(5,875)	(10,638)	13,998
Operating lease liabilities	(1,995)	(1,947)	(1,835)
Other liabilities	507	10,824	(1,270)
Net cash provided by operating activities	183,427	273,763	261,895
Cash flows from investing activities:
Purchases of property and equipment	(273)	(136)	(265)
Acquisition of VectivBio Holding AG, net of cash acquired	(1,026,045)	—	—
Net cash used in investing activities	(1,026,318)	(136)	(265)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,357	9,540	19,581
Purchase of subsidiary shares from noncontrolling interests	(26,311)	—	—
Repayment of 2022 Convertible Notes	—	(120,699)	—
Repurchases of common stock	—	(126,394)	(24,131)
Proceeds from revolving credit facility	400,000	—	—
Costs associated with revolving credit facility	(2,886)	—	—
Repayments of revolving credit facility	(100,000)	—	—
Net cash provided by (used in) financing activities	277,160	(237,553)	(4,550)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(53)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(565,784)	36,074	257,080
Cash, cash equivalents and restricted cash, beginning of period	657,938	621,864	364,784
Cash, cash equivalents and restricted cash, end of period	$92,154	$657,938	$621,864

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$92,154	$656,203	$620,129
Restricted cash	—	1,735	1,735
Total cash, cash equivalents, and restricted cash	$92,154	$657,938	$621,864

Supplemental cash flow disclosure:
Cash paid for interest	$13,552	$5,745	$7,216
Cash paid for income taxes	$9,945	$4,615	$3,452
Non-cash investing and financing activities
Stock repurchases payable in accrued expenses	$—	$—	$3,009
Stock option exercise proceeds receivable in other current assets	$—	$2,351	$101

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

In June 2023, the Company completed a tender offer to purchase 98% of the outstanding ordinary shares of VectivBio Holding AG (“VectivBio”), a clinical-stage biotechnology company focused on the discovery and development of treatments for severe, rare GI conditions for which there is a significant unmet medical need. In December 2023, the Company completed a squeeze-out merger under Swiss law to acquire all remaining outstanding ordinary shares and VectivBio Holding AG was merged with and into Ironwood Pharmaceuticals GmbH, a wholly-owned subsidiary of Ironwood organized under the laws of Switzerland. Through the acquisition, the Company is advancing apraglutide, a next-generation, synthetic peptide analog of glucagon-like peptide-2 (“GLP-2”), for rare GI diseases, including short bowel syndrome dependent on parenteral support (“SBS-IF”).

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2023 include the accounts of Ironwood, its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation and Ironwood Pharmaceuticals GmbH, as well as Ironwood Pharmaceuticals GmbH’s wholly-owned subsidiaries, VectivBio AG, VectivBio Comet AG, GlyPharma Therapeutic Inc. and VectivBio US, Inc. All intercompany transactions and balances are eliminated in consolidation.

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

The Company acquired control of VectivBio on June 29, 2023 (Note 3). Accordingly, the accompanying consolidated financial statements reflect the results of operations and cash flows of VectivBio from the acquisition date through December 31, 2023. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests was recorded during the period between the acquisition date and the completion of the squeeze-out merger on December 12, 2023 (Note 1). As of December 31, 2023, there were no remaining noncontrolling interests in consolidated entities.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Estimates and assumptions in the consolidated financial statements include those related to fair value of assets acquired and liabilities assumed in acquisitions; revenue recognition; accounts receivable; useful lives of long-lived assets, impairment of long-lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; fair value of derivatives; income taxes, including uncertain tax positions and the valuation allowance for deferred tax assets; research and development expenses; contingencies; defined benefit pension liability; and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds, repurchase agreements, commercial paper, and corporate bonds. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was $58.7 million and $650.2 million at December 31, 2023 and 2022, respectively.

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s facility lease and vehicle lease agreements. Collateral used to secure letters of credit is classified as restricted cash. The amount of restricted cash in current assets and non-current assets was $1.3 million and $0.5 million at December 31, 2022, respectively. There was no restricted cash as of December 31, 2023.

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

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables relate primarily to amounts reimbursed under its collaboration, license, and other agreements. The Company believes that credit risks associated with these partners are not significant. The Company reviews the need for an allowance for credit losses for its receivables based on various factors including payment history and historical bad debt experience. The Company had no allowance for credit losses as of December 31, 2023 or 2022.

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

Accounts receivable primarily consists of amounts due under the linaclotide collaboration agreement with AbbVie for North America (Note 5). The Company does not obtain collateral for its accounts receivable.

The percentages of revenue recognized from significant collaborative partners of the Company in the years ended December 31, 2023, 2022 and 2021 and the account receivable balances, net of any payables due, at December 31, 2023 and 2022 are included in the following table:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2023	2022	2023	2022	2021
Collaborative Partner:
AbbVie (North America and Europe)	87%	80%	98%	98%	98%

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

Intangible Assets

Intangible assets are comprised of the assembled workforce acquired in the VectivBio Acquisition and are amortized on a straight-line basis over an estimated useful life of five years.

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Any changes to these estimates, based on the actual results obtained and/or a change in assumptions, could impact the Company’s income tax provision in future periods. Interest and penalty charges, if any, related to unrecognized tax benefits are classified as income tax expense in the Company’s consolidated statements of income (loss).

Financing Costs

Financing costs include costs directly attributable to the Company’s offerings of its equity securities and its debt financings. Costs attributable to equity offerings are charged as a reduction to stockholders’ equity against the proceeds of the offering once the offering is completed. Costs attributable to debt financings are deferred and amortized to interest expense over the term of the debt using the effective interest method. In accordance with ASC Topic 835, Interest, the Company presents on its balance sheet unamortized debt issuance costs related to convertible notes as a direct deduction from the associated debt liability and unamortized debt issuance costs related to revolving credit arrangements as other assets.

Leases

The Company’s lease portfolio for the year ended December 31, 2023 included: an office lease for its headquarters location and other locations, vehicle leases for its salesforce representatives, and leases for computer and office equipment. The Company determines if an arrangement is a lease at the inception of the contract and determines the classification of its leases at lease commencement. The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s consolidated balance sheets. As of December 31, 2023, the Company did not record any finance leases.

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

Derivative Assets and Liabilities

In June 2015, the Company issued 2.25% Convertible Senior Notes due June 15, 2022 (the “2022 Convertible Notes”), and in August 2019, the Company issued 0.75% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”) and 1.50% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”, and together with the 2022 Convertible Notes and the 2024 Convertible Notes, the “Convertible Senior Notes”). In connection with the issuance of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions (the “Convertible Note Hedges”) and separate note hedge warrant transactions (the “Note Hedge Warrants”), with certain financial institutions (Note 10). In connection with the partial repurchase of the 2022 Convertible Notes in August 2019, the Company terminated its Convertible Note Hedges and Note Hedge Warrants proportionately. The Convertible Note Hedges terminated unexercised upon expiry in June 2022 and the Note Hedge Warrants terminated unexercised upon expiry in April 2023. These instruments are derivative financial instruments under ASC Topic 815, Derivatives and Hedging (“ASC 815”).

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

For agreements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception.

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

Sale of Active Pharmaceutical Ingredient

The Company is not currently responsible for the supply of linaclotide API, finished drug product, finished goods or development materials to its partners, though the Company may provide development materials to certain of its partners on a periodic basis. Sales of such development materials have been and are expected to continue to be immaterial.

The Company recognizes revenue on linaclotide API, finished drug product, finished goods, and development materials when control has transferred to the partner, which generally occurs upon shipment after the material passed all quality testing required for acceptance by the partner.

Other

The Company’s deferred revenue balance consists of advance billings and payments received from collaboration partners in excess of revenue recognized.

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

Restructuring Expenses

Restructuring expenses are comprised primarily of costs associated with exit and disposal activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, and ASC Topic 712, Compensation – Nonretirement Postemployment Benefits, and include one-time termination benefits and contract-related costs. Such costs are based on estimates of fair value in the period liabilities are incurred. The Company evaluates and adjusts these costs for changes in circumstances as additional information becomes available.

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

Patent Costs

The Company incurred and recorded as operating expense legal and other fees related to patents of $1.8 million, $1.3 million, and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. These costs were charged to selling, general and administrative expenses as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution beyond common shares for basic net income (loss) per share that could occur if securities or other contracts to issue common shares were exercised, converted into common shares, or resulted in the issuance of common shares that would have shared in the Company’s earnings.

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

The Company accounts for asset acquisitions that are not determined to be a business combination by recognizing net assets based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. In an asset acquisition, the cost allocated to acquired in-process research and development (“IPR&D”) with no alternative future use is charged to research and development expense at the acquisition date. The Company classifies asset acquisitions of acquired IPR&D as investing activities on its consolidated statements of cash flows.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and certain changes in the fair value of pension plan assets and projected benefit obligation attributed to the Company’s defined benefit pension plans. Accumulated other comprehensive income (loss) is presented as a separate component of stockholders’ equity (deficit).

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2023, but prior to the filing of the financial statements with the Securities and Exchange Commission (“SEC”) to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the year ended December 31, 2023 that had a material effect on its consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). The guidance in ASU 2023-07 expands prior reportable segment disclosure requirements by requiring entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and details of how the CODM uses financial reporting to assess their segment’s performance. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-07 may have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.

During the year ended December 31, 2022, the Company adopted the following accounting pronouncement that had a material effect on its consolidated financial statements:

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under ASU 2020-06, embedded conversion features are no longer separately reported in equity and convertible debt instruments are now accounted for as a single liability measured at amortized cost, as long as no other features require bifurcation and recognition as derivatives. These changes reduce reported interest expense and increase reported net income for entities with convertible instruments that were bifurcated between liabilities and equity under previously existing guidance. Additionally, temporary differences between the book and tax bases resulting from the bifurcation of the embedded conversion feature under previously existing guidance have been eliminated and deferred tax assets and liabilities arising from such temporary differences are no longer reported. The new guidance also requires the if-converted method to be used in diluted earnings per share computations for all convertible instruments and revised the if-converted method to preclude the addback of interest expense to the numerator if the principal portions of the convertible instruments are required to be settled in cash. The standard became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Upon adoption, entities could elect to apply the new standard on a modified retrospective or full retrospective basis.

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

On June 29, 2023, the Company completed a tender offer to purchase 98% of the outstanding ordinary shares of VectivBio (the “VectivBio Shares”) at a price per share of $17.00, net to the shareholders of VectivBio in cash, without interest and subject to any applicable withholding taxes (the “VectivBio Acquisition”). The aggregate consideration paid by the Company to acquire the shares accepted for payment was approximately $1.2 billion. The Company financed the acquisition through proceeds from the borrowings under the Revolving Credit Agreement (as defined elsewhere below), cash on hand.

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
(4)	The fair value of the noncontrolling interest was determined based on the total number of VectivBio Shares outstanding at closing of 1,547,723 at the closing date of the tender offer, using the VectivBio closing share price on

June 28, 2023 of $16.94.

On December 12, 2023, the Company completed a squeeze-out merger under Swiss law to acquire all remaining outstanding VectivBio Shares in cash at a price per share of $17.00, totaling $26.3 million. As of December 31, 2023, there was no remaining noncontrolling interest in VectivBio. The purchase of subsidiary shares from the noncontrolling interests is recorded as an equity transaction, with no gain or loss reflected in the consolidated statements of income (loss), and is reflected as a financing activity in the consolidated statements of cash flows.

The VectivBio Acquisition was accounted for as an asset acquisition under ASC Topic 805, Business Combinations, because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset, apraglutide, VectivBio’s lead investigational asset. Apraglutide is a next generation, long-acting synthetic GLP-2 analog being developed for a range of rare GI diseases and is currently in Phase III clinical trial for the potential treatment of SBS-IF. The Company recognized the acquired assets and assumed liabilities based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. In accordance with the accounting for asset acquisitions, an entity that acquires IPR&D assets in an asset acquisition follows the guidance in ASC Topic 730, Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and recorded as research and development expense at the acquisition date. As a result, the Company recorded approximately $1.1 billion in acquired in-process research and development expense related to the apraglutide IPR&D asset during the second quarter of 2023.

The following is the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company (in thousands):

Assets acquired
Cash and cash equivalents	$123,340
Prepaid expenses and other current assets	10,867
Property and equipment	126
Intangible assets	4,100
Acquired in-process research and development	1,095,449
Total assets acquired	$1,233,882
Liabilities assumed
Current liabilities	42,377
Other liabilities	15,903
Total liabilities assumed	$58,280

Net assets acquired	$1,175,602

The Company incurred acquisition-related expenses of $55.6 million for the year ended December 31, 2023, of which $25.6 million was included in selling, general and administrative expenses, $15.1 million was included in research and development expense, and $14.9 million was included in restructuring expense within the Company’s consolidated statement of income (loss) for the year ended December 31, 2023. Acquisition-related expenses include direct and incremental costs incurred in connection with the transaction, including integration-related professional services and employee retention-related benefits. Acquisition-related expenses exclude transaction costs included in the computation of total consideration paid.

Intangible assets are comprised of the assembled workforce acquired in the VectivBio Acquisition. The Company recognized $0.4 million of amortization expense during the period between acquisition date on June 29, 2023 through December 31, 2023 and the net carrying value of the assembled workforce at December 31, 2023 is $3.6 million. Future annual amortization expense will be $0.8 million for each of the years ended December 31, 2024 through December 31, 2027 and $0.4 million for the year ended December 31, 2028.

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2023(1)	2022	2021
Numerator:
Net income (loss)	$(1,031,559)	$175,065	$528,448
Less: Net income (loss) attributable to noncontrolling interests	(29,320)	—	—
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	(1,002,239)	175,065	528,448

Add back interest expense, net of tax benefit, on assumed conversion of 2024 Convertible Notes	—	1,781	—
Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	—	2,668	—
Numerator used in computing net income (loss) per share — diluted	$(1,002,239)	$179,514	$528,448

Denominator:
Weighted average number of common shares outstanding used in computing net income (loss) per share — basic	155,435	154,366	162,245
Effect of dilutive securities:
Stock options	—	306	488
Time-based restricted stock units	—	1,375	1,422
Performance-based restricted stock units	—	282	146
Restricted stock	—	115	117
Shares subject to issuance under Employee Stock Purchase Plan	—	—	—
2024 Convertible Notes assumed conversion	—	14,934	—
2026 Convertible Notes assumed conversion	—	14,934	—
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income (loss) per share — diluted	155,435	186,312	164,418
Net income (loss) per share — basic	$(6.45)	$1.13	$3.26
Net income (loss) per share — diluted	$(6.45)	$0.96	$3.21

(1) The Company incurred a net loss during the year ended December 31, 2023 and therefore did not differentiate basic and diluted earnings per share, as the effect of dilutive securities would be anti-dilutive.

The outstanding securities have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	4,829	6,152	7,701
Time-based restricted stock units	28	10	102
Performance-based restricted stock units	216	1,182	121
Note Hedge Warrants	2,514	8,318	8,318
2022 Convertible Notes	—	—	8,318
2024 Convertible Notes	—	—	14,934
2026 Convertible Notes	—	—	14,934
Total	7,587	15,662	54,428

Prior to the adoption of ASU 2020-06, the potentially dilutive impact of the Convertible Senior Notes (Note 10) was determined using the treasury stock method. Under this method, no numerator or denominator adjustments arose from the principal and interest components of the Convertible Senior Notes because the Company had the intent and ability to settle the Convertible Senior Notes’ principal and interest in cash. Instead, the Company was required to increase the diluted net income per share denominator by the variable number of shares that would be issued upon conversion if it settled the conversion spread obligation with shares. For diluted net income per share purposes, the conversion spread obligation was calculated based on whether the average market price of the Company’s Class A Common Stock during the reporting period was in excess of the conversion price of the Convertible Senior Notes. There was no calculated spread added to the denominator for the years ended December 31, 2021 or 2020.

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

5. Collaboration, License, and Other Agreements

The Company has linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The following table provides amounts included in the Company’s consolidated statements of income (loss) as collaborative arrangements revenue and sale of API attributable to transactions from these and other agreements (in thousands):

	Year Ended December 31,
Collaborative Arrangements Revenue	2023	2022	2021
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$433,242	$401,498	$403,085
AbbVie (Europe and other)	2,779	2,444	2,558
AstraZeneca (China, including Hong Kong and Macau)	430	635	743
Astellas (Japan)	1,799	2,001	2,232
Other Agreements:
Alnylam (GIVLAARI)	—	2,194	2,411
AKP (apraglutide)	2,009	—	—
Other	2,476	1,824	1,755
Total collaborative arrangements revenue	$442,735	$410,596	$412,784
Sale of API
Linaclotide Agreements:
Astellas (Japan)	$—	$—	$149
AstraZeneca (China, including Hong Kong and Macau)	—	—	597
Other	—	—	223
Total sale of API	$—	$—	$969

Accounts receivable, net, included $129.1 million and $130.0 million primarily related to collaborative arrangements revenue, collectively, as of December 31, 2023 and 2022, respectively. Accounts receivable, net, included $112.6 million and $104.4 million due from the Company’s partner, AbbVie, net of $4.3 million and $4.0 million of accounts payable, as of December 31, 2023 and 2022, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company has not experienced any material losses related to receivables from its license or collaboration partners during the years ended December 31, 2023, 2022, or 2021.

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

During the years ended December 31, 2023, 2022 and 2021, the Company incurred $7.0 million, $8.0 million, and $8.2 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $11.6 million, $8.9 million, and $11.5 million in incremental research and development costs during the years ended December 31, 2023, 2022, and 2021, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America during the years ended December 31, 2023, 2022, and 2021 as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$430,463	$398,767	$400,371
Royalty revenue	2,779	2,731	2,714
Total collaborative arrangements revenue	$433,242	$401,498	$403,085

The Company incurred $37.1 million, $34.3 million, and $30.3 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the years ended December 31, 2023, 2022, and 2021, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $2.8 million, $2.7 million, and $2.7 million of combined royalty revenues from Canada and Mexico during the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company recognized $2.8 million, $2.4 million and $2.6 million of royalty revenue during the years ended December 31, 2023, 2022, and 2021, respectively.

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

During the years ended December 31, 2023 and 2022, the Company recognized $1.8 million and $2.0 million of royalty revenue, respectively. During the year ended December 31, 2021, the Company recognized $2.2 million of royalty revenue and $0.2 million from the sale of API to Astellas under the Amended Astellas License Agreement.

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

During the years ended December 31, 2023 and 2022, the Company recognized $0.4 million and $0.6 million of royalty revenue, respectively. During the year ended December 31, 2021, the Company recognized $0.7 million in collaborative arrangements revenue related to the Amended AstraZeneca Agreement, of which $0.5 million related to royalties and $0.2 million related to services provided under a transition services agreement, and recognized $0.6 million in sales of API relating to the supply of development material.

The Company is entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, of which $15.0 million remained outstanding at December 31, 2023. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets. The significant financing component of the transaction was $2.6 million and is recognized as interest income through 2024 using the effective interest method. At December 31, 2023, the non-contingent receivable due from AstraZeneca was $15.0 million and was classified as current. At December 31, 2022, the current portion and the non-current portion of the non-contingent receivable due from AstraZeneca were $10.0 million and $14.6 million, respectively.

Apraglutide Agreements

Development and Commercialization Agreement with AKP

In March 2022, VectivBio entered into a development and commercialization agreement with Asahi Kasei Pharma Corporation (“AKP”) in which VectivBio granted an exclusive license to AKP, with the right to sublicense in multiple tiers, to develop, commercialize and exploit products derived from apraglutide in Japan.

Pursuant to the terms of the development and commercialization agreement with AKP, VectivBio received an upfront payment of JPY 3,000 million ($24.6 million at date of agreement) and was eligible to receive development related payments of JPY 1,600 million in the aggregate ($13.1 million at date of agreement), development milestones of JPY 1,000 million ($8.2 million at date of agreement) and up to JPY 19,000 million ($155.8 million at date of agreement) of commercial and sales-based milestone payments. VectivBio is also eligible to receive payments in the commercial period for manufacturing supply equal to cost-plus manufacturing mark-up and tiered royalties of up to a mid-double-digit percentage on product sales continuing until the later of (i) expiration of regulatory exclusivity in Japan, or (ii) expiration of the last valid patent claim that provides exclusivity to apraglutide in Japan (the “Royalty Term”). The development and commercialization agreement will terminate upon the expiration of the Royalty Term.

The Company identified two performance obligations consisting of the (i) exclusive license for the development and commercialization of apraglutide in Japan and (ii) development activities for conducting global trials and sharing of associated development data necessary for obtaining and maintaining regulatory approval in Japan. Each performance obligation was capable of being distinct and distinct in the context of the contract. The initial transaction price was allocated to each performance obligation on a relative standalone selling price basis. The Company assessed that it provided a right to use the license as the license exists (in terms of form and functionality) at the point in time at which it is granted and therefore, was satisfied at the inception of the arrangement. The development activities are being recognized over time as the Company performs development activities related to the global trials. The Company recognizes revenue associated with the development activities using an input method, according to the costs incurred, which in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Under the sales-or-usage-based royalty exception, revenue related to sales-based milestone payments and royalty payments will be recognized as the underlying sales occur.

Prior to its acquisition by the Company, VectivBio had received the upfront payment of JPY 3,000 million ($24.6 million at date of agreement), development-related payments of JPY 1,100 million ($9.0 million at date of agreement), and development milestones of JPY 500 million ($4.1 million at date of agreement). Upon the acquisition of VectivBio on June 29, 2023, the Company assumed a contract liability for deferred revenue related to the development-related payments at its fair value of $4.3 million.

The Company recognized $2.0 million of revenue during the period between the acquisition date of June 29, 2023 and December 31, 2023 related to development activities. As of December 31, 2023, deferred revenue of $2.6 million is reported within accrued expenses and other current liabilities on the consolidated balance sheets. Deferred revenue and future payments received related to development activities are expected to be recognized over the course of the development activities, which are expected to occur through 2028.

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

Under the license agreement, as partial consideration for the rights Ferring granted to it, VectivBio AG is required to pay Ferring a high single-digit percentage royalty on worldwide annual net sales of licensed products and alternate drug products until, on a country-by-country basis and licensed product-by-licensed product or alternate drug product-by-alternate drug product basis, as applicable, the date on which the manufacture, use or sale of such licensed product or alternate drug product, as applicable, ceases to be covered by a valid claim of a patent within the licensed patents in such a country. GlyPharma was also required to pay Ferring a certain number of warrants and Class A preferred shares pursuant to a shareholders’ agreement. The equity obligations under the license agreement have been fully performed by GlyPharma.

The Company is also obligated to pay a specified percentage of the annual consideration VectivBio AG or its affiliates, including the Company, received in connection with sales of licensed product or alternate drug product by any third parties to which VectivBio AG or its affiliates, including the Company, grant a sublicense of any of the rights licensed to VectivBio AG by Ferring under this Agreement. Such percentage is in the high single digits for sales of both licensed products and alternate drug products, and such payments are owed for the duration of the royalty term for licensed products or alternate drug products, as applicable.

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

Pursuant to the terms of the COUR Collaboration Agreement, the Company made an upfront, non-refundable payment of $6.0 million to COUR during the year ended December 31, 2021, and agreed to pay $13.5 million in non-contingent payments and milestone payments in connection with certain development activities and regulatory milestones. After reviewing the data from the clinical study for CNP-104, if the Company exercises the Option, the Company will pay COUR $35.0 million in exchange for the license, subject to Ironwood’s right to apply a credit against such payment as described below. Upon commercialization, COUR will be eligible to receive commercial milestone payments of up to $440.0 million over the term of the agreement and royalties in the high-single digits to low-double digits percentage of the aggregated annual net sales in the U.S. of products containing CNP-104.

During the year ended December 31, 2021, the Company recognized research and development expense totaling $19.5 million related to the up-front payment, non-contingent payment, and milestone payments for which payment was probable to occur. At December 31, 2022, payment obligations of $3.8 million were included in accrued research and development costs. No payment obligations remained as of December 31, 2023.

In April 2023, the Company and COUR executed an amendment to the COUR Collaboration Agreement, in which the Company agreed to pay a one-time, non-refundable, upfront payment of $6.0 million to COUR in exchange for the right to apply a credit of $6.6 million against future amounts due to COUR in connection with the exercise of the Option, commercial milestones, or royalties. In connection with such payment, COUR also granted the Company a right of first negotiation over certain additional potential research and development programs. The $6.0 million payment was recognized as research and development expense during the year ended December 31, 2023.

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

During the years ended December 31, 2022 and 2021, the Company recognized $2.2 million and $2.4 million, respectively, in royalty revenue.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$45,939	$45,939	$—	$—
U.S. Treasury securities	10,507	—	10,507	—
Commercial paper	2,240	—	2,240	—
Total assets measured at fair value	$58,686	$45,939	$12,747	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$250,313	$250,313	$—	$—
Repurchase agreements	261,075	—	261,075	—
Commercial paper	138,809	—	138,809	—
Restricted cash:
Money market funds	1,735	1,735	—	—
Total assets measured at fair value	$651,932	$252,048	$399,884	$—
Liabilities:
Note hedge warrants	$19	$—	$—	$19
Total liabilities measured at fair value	$19	$—	$—	$19

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at December 31, 2023 and 2022 are carried at amounts that approximate fair value due to their short-term maturities.

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

The Convertible Note Hedges and the Note Hedge Warrants were recorded at fair value at each reporting date and changes in fair value were recorded in other income (expense), net within the Company's consolidated statements of income.

The following table reflects the change in the Company's Level 3 Note Hedge Warrants from December 31, 2021 through December 31, 2023 (in thousands):

	Convertible	Note Hedge
	Note Hedges	Warrants
Balance at December 31, 2021	$1,115	$(1,316)
Change in fair value, recorded as a component of gain (loss) on derivatives	(1,115)	1,297
Balance at December 31, 2022	$—	$(19)
Change in fair value, recorded as a component of gain on derivatives	—	19
Balance at December 31, 2023	$—	$—

Convertible Senior Notes

In August 2019, the Company issued $200.0 million aggregate principal amount of its 2024 Convertible Notes and $200.0 million aggregate principal amount of its 2026 Convertible Notes (Note 10). The fair value of the respective convertible senior notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A Common Stock and the volatility thereof, and the prices for the respective convertible senior notes observed in market trading, which are Level 2 inputs.

The estimated fair value of the 2024 Convertible Notes was $209.6 million and $215.9 million as of December 31, 2023 and 2022, respectively. The estimated fair value of the 2026 Convertible Notes was $217.1 million and $219.0 million as of December 31, 2023 and 2022, respectively.

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls with certain financial institutions. The Capped Calls cover 29,867,480 shares of Class A

Common Stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2024 Convertible Notes and the 2026 Convertible Notes, and have a cap price of approximately $17.05 per share (Note 10). The strike price and cap price are subject to anti-dilution adjustments generally similar to those applicable to the 2024 Convertible Notes and the 2026 Convertible Notes. These instruments meet the conditions outlined in ASC 815, to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met (Note 10).

Revolving Credit Agreement

Outstanding borrowings under the revolving credit facility (Note 10) are carried at amounts that approximate fair value based on their nature, terms, credit spreads, and variable interest rates, which are Level 3 inputs.

Non-recurring Fair Value Measurements

Acquired In-Process Research & Development

The fair value of the acquired IPR&D asset, apraglutide, was determined on the VectivBio acquisition date using the multi-period excess earnings method using Level 3 fair-value measurements and inputs including estimated cash flows and probabilities of success.

Assembled Workforce

The fair value of the assembled workforce was determined on the VectivBio acquisition date using the replacement cost method using Level 3 fair-value measurements and inputs including estimated costs and productivity metrics.

7. Leases

The Company’s lease portfolio for the year ended December 31, 2023 includes: an office lease for its current headquarters location and other locations, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s headquarters office lease and vehicle lease require letters of credit to secure the Company’s obligations under the lease agreements totaling $1.2 million and $1.7 million at December 31, 2023 and 2022, respectively. As of December 31, 2022, the letters of credit were collateralized by money market accounts recorded as restricted cash on the Company’s consolidated balance sheets. During the year ended December 31, 2023, the letters of credit were transitioned to a subfacility of the revolving credit agreement (Note 10) and no longer require cash collateral.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$2,507	$2,509	$2,520
Short-term lease cost	1,241	1,070	960
Total lease cost	$3,748	$3,579	$3,480

Supplemental information related to leases for the periods reported is as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$3,065	$3,114	$3,128
Weighted-average remaining lease term of operating leases (in years)	6.4	7.3	8.3
Weighted-average discount rate of operating leases	5.8%	5.8%	5.8%

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

At lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At December 31, 2023, the balances of the right-of-use asset and operating lease liability were $12.6 million and $17.7 million, respectively. At December 31, 2022, the balances of the right-of-use asset and operating lease liability were $14.0 million and $19.7 million, respectively.

Lease costs recorded during each of the years ended December 31, 2023, 2022 and 2021 were $2.5 million.

Future minimum lease payments under the Summer Street Lease as of December 31, 2023 are as follows (in thousands):

2024	$3,126
2025	3,189
2026	3,252
2027	3,317
2028	3,384
2029 and thereafter	4,901
Total future minimum lease payments	21,169
Less: present value adjustment	(3,500)
Operating lease liabilities	17,669
Less: current portion of operating lease liabilities	(3,126)
Operating lease liabilities, net of current portion	$14,543

8. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Software	$1,652	$5,414
Leasehold improvements	7,407	7,407
Laboratory equipment	1,327	1,327
Furniture and fixtures	1,747	1,542
Computer and office equipment	2,341	1,362
	14,474	17,052
Less accumulated depreciation and amortization	(8,889)	(10,764)
	$5,585	$6,288

Depreciation expense of property and equipment was $1.2 million, $1.4 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$19,937	$12,268
Accrued interest	5,953	188
Accrued restructuring liabilities	8,303	—
Accrued taxes	1,244	656
Other	8,817	3,588
Total accrued expenses and other current liabilities	$44,254	$16,700

As of December 31, 2023, other accrued expenses of $8.8 million were comprised primarily of $6.1 million of uninvoiced vendor liabilities and $2.6 million of deferred revenue. As of December 31, 2022, other accrued expenses of $3.6 million was comprised primarily of uninvoiced vendor liabilities.

10. Debt

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

The Company held the option to determine the settlement method for conversions of the 2024 Convertible Notes through payment or delivery, as the case may be, of cash, shares of the Company’s Class A Common Stock, or a combination of cash and shares of Class A Common Stock (subject to, and in accordance with, the settlement provisions of the applicable Indenture). The Company has elected to settle conversions of the 2024 Convertible Notes through cash payment equal to the principal value and shares of Class A Common Stock for the conversion premium, if any.

Holders of the 2024 Convertible Notes had the right to convert their 2024 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2023 upon the occurrence of certain circumstances and no such conversions occurred. On or after December 15, 2023, until the close of business on the second scheduled trading day immediately preceding June 15, 2024, holders may convert their 2024 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder.

The Company will settle conversions of the 2026 Convertible Notes through payment or delivery, as the case may be, of cash, shares of the Company’s Class A Common Stock or a combination of cash and shares of Class A Common Stock, at the Company’s option (subject to, and in accordance with, the settlement provisions of the applicable Indenture).

Holders of the 2026 Convertible Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025 in multiples of $1,000 principal amount, only under the following circumstances:

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

On or after December 15, 2025 until the close of business on the second scheduled trading day immediately preceding the applicable June 15, 2026, the holders of the 2026 Convertible Notes may convert their Notes, in multiples of $1,000 principal amount, regardless of the foregoing conditions.

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

The Company accounts for each convertible debt instrument as a single liability measured at amortized cost.

The Company’s outstanding balances for the convertible senior notes consisted of the following (in thousands):

	2023	2022
Principal:
2024 Convertible Notes	$200,000	$200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt issuance costs	(2,131)	(3,749)
Net carrying amount	$397,869	$396,251

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective annual interest rates of the 2024 Convertible Notes and the 2026 Convertible Notes for the period from the date of issuance through December 31, 2023 were 1.2% and 1.8%, respectively. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to convertible senior notes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$4,500	$5,745	$7,216
Amortization of debt issuance costs	1,618	1,853	1,678
Amortization of debt discount	—	—	22,256
Total interest expense	$6,118	$7,598	$31,150

Future minimum payments under the convertible senior notes as of December 31, 2023, are as follows (in thousands):

2024	$203,750
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	408,250
Less: amounts representing interest	(8,250)
Less: unamortized debt issuance costs	(2,131)
Convertible senior notes balance	$397,869

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement), and commencing in the third quarter of 2023, the Company is required to maintain a maximum consolidated secured net leverage ratio of 3.00 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to 3.50 to 1.00 for four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of December 31, 2023, the Company was in compliance with all covenants.

In connection with the Revolving Credit Agreement, the Company incurred $2.9 million of debt issuance costs, which primarily consisted of $2.0 million of lender fees and $0.9 million of legal and other professional fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the four-year term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $2.4 million at December 31, 2023.

In June 2023, the Company borrowed $400.0 million to partially finance the VectivBio Acquisition (Note 3). The Company repaid $100.0 million of the outstanding principal balance during the year ended December 31, 2023. The outstanding principal balance on the revolving credit facility was $300.0 million as of December 31, 2023.

The following table sets forth total interest expense recognized related to Revolving Credit Agreement (in thousands):

Year Ended
December 31, 2023
Contractual interest expense	$14,718
Amortization of debt issuance costs	442
Other financing costs	101
Total interest expense	$15,261

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

Other Funding Commitments

As of December 31, 2023, the Company has ongoing studies in various pre-clinical and clinical trial stages. The Company’s most significant clinical trial expenditures are to contract research organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2023 and 2022.

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

The following table summarizes share-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	$226	$1,471	$3,154
Time-based restricted stock units	19,829	17,643	14,539
Performance-based restricted stock units	9,321	5,008	1,295
Restricted stock awards	1,997	2,439	2,684
Employee stock purchase plan	502	412	419
Stock awards	130	75	190
VectivBio Holding AG stock options and RSUs accelerated upon change in control	27,548	—	—
Total share-based compensation expense	$59,553	$27,048	$22,281

The following table summarizes the share-based compensation expense reflected in the consolidated statements of income (in thousands):

	Year Ended December 31,
	2023	2022	2021
Share-based compensation expense:
Research and development	$17,448	$4,936	$4,849
Selling, general and administrative	41,194	22,112	17,323
Restructuring expenses	911	—	109
Total share-based compensation expense included in operating expenses	59,553	27,048	22,281
Income tax benefit	2,964	1,644	—
Total share-based compensation expense, net of tax	$56,589	$25,404	$22,281

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

Stock Benefit Plans

As of December 31, 2023, the Company has the following active stock benefit plans pursuant to which awards are currently outstanding: the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Equity Plan”), the 2019 Equity Incentive Plan (the “2019 Equity Plan”), the Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) and the Amended and Restated 2010 Employee, Director, and Consultant Equity Incentive Plan (the “2010 Equity Plan”). At December 31, 2023, there were 14,647,564 shares available for future grant under the A&R 2019 Equity Plan and the 2010 Purchase Plan.

A&R 2019 Equity Plan

During 2023, the Company’s stockholders approved the A&R 2019 Equity Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. Under the A&R 2019 Equity Plan, 6,000,000 shares of Class A Common Stock were initially reserved for issuance. Subsequent to the approval of the A&R 2019 Equity Plan, shares available for grant under the 2019 Equity Plan are made available for grant under the A&R 2019 Equity Plan and awards that are returned to the A&R 2019 Equity Plan, 2019 Equity Plan and 2010 Equity Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for future grant under the A&R 2019 Equity Plan. As of December 31, 2023, 10,374,589 shares were available for future grant under the A&R 2019 Equity Plan.

2019 Equity Plan

During 2019, the Company’s stockholders approved the 2019 Equity Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. Under the 2019 Equity Plan, 10,000,000 shares of Class A Common Stock were initially reserved for issuance. Prior to the approval of the A&R 2019 Equity Plan, awards that were returned to the 2010 Equity Plan as a result of their expiration, cancellation, termination or repurchase were automatically made available for issuance under the 2019 Equity Plan and awards that expired, cancelled, terminated, or were repurchased under the 2019 Equity Plan were no longer available for future grant. As of December 31, 2023, there were no shares available for future grant under the 2019 Equity Plan.

2010 Purchase Plan

During 2010, the Company’s stockholders approved the 2010 Purchase Plan, which gives eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. Each offering period is six months. There were 400,000 shares of common stock initially reserved for issuance pursuant to the 2010 Purchase Plan. The number of shares available for future grant under the 2010 Purchase Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 1,000,000 shares, (ii) 1% of the Class A shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors. As of December 31, 2023, there were 4,272,975 shares available for future grant under the 2010 Purchase Plan.

2010 Equity Plan

The 2010 Equity Plan provided for the granting of stock options, RSAs, RSUs, and other share-based awards to employees, officers, directors, consultants, or advisors of the Company. As of December 31, 2023, there were no shares available for future grant under the 2010 Equity Plan.

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

A summary of restricted stock activity for the year ended December 31, 2023 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2022	189,118	$11.22
Granted	178,800	10.77
Vested	(189,118)	11.22
Forfeited	—	—
Unvested as of December 31, 2023	178,800	$10.77

The weighted-average grant date fair value per share of RSAs granted during the years ended December 31, 2023, 2022, and 2021 was $10.77, $11.22, and $11.67, respectively. The total fair value of RSAs that vested during the years ended December 31, 2023, 2022, and 2021 was $2.1 million, $2.8 million, and $2.5 million, respectively.

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

A summary of time-based RSU activity for the year ended December 31, 2023 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding as of December 31, 2022	4,290,145	$10.91
Granted	3,125,831	10.55
Vested and released	(1,663,981)	10.95
Forfeited	(409,268)	10.94
Outstanding as of December 31, 2023	5,342,727	$10.68

Amounts relating to time-based RSUs granted prior to the Separation of the Company’s soluble guanylate cycle business, and certain other assets and liabilities, into Cyclerion Therapeutics, Inc. (the “Separation) on April 1, 2019 have not been adjusted to reflect the effect of the Separation on the Company’s stock price. For additional information related to the Separation, refer to Item 5 elsewhere within this Annual Report on Form 10-K.

The weighted-average grant date fair value per share of time-based RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $10.55, $11.08, and $10.40, respectively. The total fair value of time-based RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $18.3 million, $14.8 million, and $17.8 million, respectively.

Performance-based RSUs

Performance-based RSUs (“PSUs”) are granted to certain executives. PSUs currently outstanding vest upon the achievement of specified performance criteria over a three-year performance period, generally subject to the executive remaining in continuous service with the Company through the applicable vesting dates. The performance criteria applicable to the PSUs granted in 2022 and 2021 were realizing relative total shareholder return goals (the “Relative TSR PSUs”). The performance criteria applicable to the PSUs granted in 2023 consisted of an equal weighting of (i) Relative TSR PSUs and (ii) achieving specified stock price targets (the “Absolute TSR PSUs”).

The Relative TSR PSUs and Absolute TSR PSUs are valued using the Monte Carlo simulation method on the date of grant. The weighted average assumptions used to estimate the fair value of Relative TSR PSUs and Absolute TSR PSUs were as follows for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023		2022	2021
	Relative	Absolute	Relative	Relative
	TSR PSUs	TSR PSUs	TSR PSUs	TSR PSUs
Fair value of common stock	$11.39	$10.74	$11.13	$11.39
Expected volatility	37.0%	37.0%	41.7%	47.9%
Expected term (in years)	3.0	3.0	2.8	2.6
Risk-free interest rate	4.7%	4.7%	1.6%	0.3%
Expected dividend yield	—%	—%	—%	—%

A summary of PSU activity for the year ended December 31, 2023 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of PSUs	Fair Value
Outstanding as of December 31, 2022	1,168,771	$14.72
Granted	568,103	14.09
Vested and released	(71,588)	12.31
Forfeited	(12,018)	13.17
Outstanding as of December 31, 2023	1,653,268	$14.55

The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2023, 2022, and 2021 was $14.09, $14.30, and $14.65, respectively. The total fair value of PSUs that vested during the years ended December 31, 2023 and 2022 was $0.8 million and $1.7 million, respectively. No PSUs vested during the year ended December 31, 2021.

Stock Options

Stock options granted under the Company’s equity plans represent the right to purchase one share of the Company’s Class A Common Stock pursuant to the terms of the applicable award agreement. Shares of the Company's Class A Common Stock are delivered to the employee upon exercise, subject to payment of applicable withholding taxes.

The Company ceased granting stock options during the year ended December 31, 2020. Stock options previously granted under the Company’s equity plans generally have a ten-year term and vest over a period of four years, provided the individual continues to serve at the Company through the vesting dates. Options granted under all equity plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the requisite service period, which is typically the vesting period of each option.

The following table summarizes stock option activity under the Company’s share-based compensation plans:

		Weighted-	Weighted-
	Number of	Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price(1)	Life	Value
			(in years)	(in thousands)
Outstanding at December 31, 2022	6,931,372	$12.34	3.32	$5,786
Granted	—	—	—	—
Exercised	(255,209)	10.58	—	—
Cancelled	(839,857)	12.76	—	—
Outstanding at December 31, 2023	5,836,306	12.36	2.56	2,920
Vested or expected to vest at December 31, 2023	5,836,306	12.36	2.56	2,920
Exercisable at December 31, 2023	5,836,280	12.36	2.56	2,920
(1)	Amounts relating to stock options granted prior to the Separation have not been adjusted to reflect the effect of the Separation on the Company’s stock price.

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $0.2 million, $0.9 million, and $2.7 million, respectively. The intrinsic value was calculated as the difference between the fair value of the Company’s Class A Common Stock at the date of exercise and the exercise price of the option issued.

The following table sets forth the Company's unrecognized share-based compensation expense, net of estimated forfeitures, as of December 31, 2023, by type of award and the weighted-average period over which that expense is expected to be recognized:

	Unrecognized	Weighted-Average
	Expense, Net	Remaining
	of Estimated	Recognition
	Forfeitures	Period
	(in thousands)	(in years)
Type of award:
Stock options with time-based vesting	$—	0.03
Restricted stock awards	897	0.46
Time-based restricted stock units	30,988	2.50
Performance-based restricted stock units	5,267	1.13

The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

14. Income Taxes

The Company is subject to U.S. federal, state, and foreign income taxes. The components of income (loss) before income taxes during the years ended on December 31, 2023, 2022, and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$226,532	$252,422	$200,657
Foreign	(1,174,601)	—	—
Income (loss) before income taxes	$(948,069)	$252,422	$200,657

The components of the provision for (benefit from) income taxes during the years ended December 31, 2023, 2022, and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current taxes:
Federal	$—	$—	$—
State	10,587	11,618	5,503
Foreign	346	—	—
Total current taxes	10,933	11,618	5,503

Deferred taxes:
Federal	47,864	52,191	(251,367)
State	24,693	13,548	(81,927)
Foreign	—	—	—
Total deferred taxes	72,557	65,739	(333,294)
Income tax expense (benefit)	$83,490	$77,357	$(327,791)

During the year ended December 31, 2023, the Company recorded income tax expense of $83.5 million, comprised of non-cash tax expense of $74.1 million and cash tax expense of $9.4 million for state income taxes in certain states in which state taxable income exceeded available net operating losses. During the year ended December 31, 2022, the Company recorded income tax expense of $77.4 million, comprised of non-cash tax expense of $73.4 million and cash tax expense of $4.0 million for state income taxes in certain states in which state taxable income exceeded available net operating losses. Due to the Company’s ability to utilize its net operating losses to offset federal taxable income and taxable income in many states, the majority of the Company’s tax provision is a non-cash tax expense until the Company’s net operating losses have been fully utilized. During the year ended December 31, 2021, the Company recorded income tax benefit of $327.8 million, which primarily pertains to the income tax benefit of $333.3 million related to the release of the valuation allowance on the majority of the Company’s tax attributes and other deferred tax assets, partially offset by $5.5 million of state income taxes in certain states in which the Company is unable to utilize net operating losses to fully offset taxable income.

A reconciliation of income taxes computed using the U.S. federal statutory rate of 21% to that reflected in the consolidated statements of income (loss) are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) using U.S. federal statutory rate	$(199,094)	$53,009	$42,138
Acquisition accounting for VectivBio Acquisition	139,301	—	—
Foreign tax rate differential	93,394	—	—
Disallowed transaction costs	3,424	—	—
Permanent differences	704	(290)	426
State income taxes, net of federal benefit	14,024	16,160	12,554
Executive compensation - Section 162(m)	3,979	2,654	695
Excess tax benefits	1,903	3,613	6,270
Fair market valuation of Note Hedge Warrants and Convertible Note Hedges	(5)	(50)	325
Tax credits	(79)	(252)	(9)
Expiring net operating losses and tax credits	933	1,087	491
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	2,134	2,581	123
Change in the valuation allowance	22,492	(1,155)	(390,804)
Other	380	—	—
Income tax expense (benefit)	$83,490	$77,357	$(327,791)

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

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$105,401	$88,769
Tax credit carryforwards	58,437	59,290
Capitalized research and development	18,267	12,683
Share-based compensation	12,323	13,666
Basis difference on collaboration agreement for North America with AbbVie	80,638	95,460
Accruals and reserves	7,149	5,935
Basis difference on Convertible Notes	1,613	2,845
Intangible assets	10,968	5,299
Operating lease liability	4,774	5,337
Other	1,810	1,242
Total deferred tax assets	301,380	290,526
Deferred tax liabilities:
Operating lease right-of-use asset	(3,407)	(3,810)
Total deferred tax liabilities	(3,407)	(3,810)
Net deferred tax asset	297,973	286,716
Valuation allowance	(85,649)	(3,055)
Net deferred tax asset	$212,324	$283,661

On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets weighing positive and negative evidence to assess the recoverability of the deferred tax assets. As of December 31, 2023, the Company maintained a valuation allowance of $85.6 million on deferred tax assets not expected to be realized, related primarily to deferred tax assets acquired in the VectivBio Acquisition comprised primarily of net operating loss carryforwards in Switzerland, as well as certain tax credits that are expected to expire prior to utilization. As of December 31, 2022, the Company maintained a valuation allowance of $3.1 million on deferred tax assets not expected to be realized, related primarily to certain tax credits that are expected to expire prior to utilization.

The valuation allowance increased by $82.6 million during the year ended December 31, 2023 primarily to offset the acquired foreign net operating losses from the VectivBio Acquisition. Additionally, in response to a state tax law change enacted in October 2023, the Company increased its valuation allowance on certain state tax credits that are expected to expire prior to utilization. The valuation allowance decreased by $1.2 million during the year ended December 31, 2022 primarily for certain tax credits that expired unused during 2022.

Additionally, the Company increased its reserves for uncertain tax positions by $11.0 million in the second quarter of 2023 in connection with a liability assumed in the VectivBio Acquisition.

Subject to the limitations described below, at December 31, 2023, the Company had federal net operating loss carryforwards of $411.8 million, of which $282.2 million is subject to expiration between 2033 and 2038 and $129.6 million may be carried forward indefinitely. As of December 31, 2023, the Company had state net operating loss carryforwards of $352.8 million to offset future state taxable income, which is subject to expiration at various dates through 2039. The Company also had tax credit carryforwards of $62.9 million as of December 31, 2023 to offset future federal and state income taxes, which is subject to expiration at various dates through 2040. The Company had foreign net operating loss carryforwards of $535.5 million, which are subject to expiration at various dates through 2030.

Utilization of federal and state net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

The following table summarizes the changes in the Company’s unrecognized income tax benefits for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	December 31,
	2023	2022	2021
Balance at the beginning of the period	$102,625	$84,606	$68,087
Increases based on tax positions related to the current period	85,446	101,225	83,206
Increases for tax positions assumed in VectivBio Acquisition	11,372	—	—
Decreases for tax positions in prior periods	(101,225)	(83,206)	(66,687)
Balance at the end of the period	$98,218	$102,625	$84,606

The Company had gross unrecognized tax benefits of $98.2 million, $102.6 million, and $84.6 million as of December 31, 2023, 2022, and 2021, respectively. Of the $98.2 million of total unrecognized tax benefits at December 31, 2023, $12.8 million would, if recognized, affect the Company’s effective tax rate, and the remaining amount would not affect the Company’s effective tax rate, as it relates to a temporary timing difference. Reserves for uncertain tax positions of $23.0 million and $9.2 million are recorded in other liabilities on the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company recognized $1.0 million and an insignificant amount of interest and penalties related to uncertain tax positions during the years ended December 31, 2023 and 2022, respectively. The Company did not recognize any interest and penalties related to uncertain tax positions during the year ended December 31, 2021. As of December 31, 2023 and 2022, $5.2 million and an insignificant amount of interest and penalties have been accrued, respectively.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2020 through the present, although net operating losses generated from years prior to 2020 could be subject to examination and adjustments to the extent utilized in future years. There are currently no federal or state income tax audits in progress. The statute of limitations for assessment for foreign jurisdictions is open for tax years ended December 31, 2019 through the present. There are currently no foreign income tax audits in progress.

15. Retirement Plans

Defined Contribution Retirement Plans

The Ironwood Pharmaceuticals, Inc. 401(k) Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon employment. Subject to certain IRS limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company. During the years ended December 31, 2023, 2022 and 2021, the Company provided a matching contribution equal to the greater of: (a) 100% of employee contributions on the first 3% of eligible compensation and 50% of employee contributions on the next 3% of eligible compensation; or (b) 75% of the first $10,000 of employee contributions. During each of the years ended December 31, 2023, 2022, and 2021, the Company recorded $2.2 million of expense related to its 401(k) company match.

Defined Benefit Retirement Plans

As a result of the VectivBio Acquisition, the Company maintains defined benefit plans for employees in Switzerland and Belgium, as required by local laws. The pension plans provide employees retirement benefits and risk insurance for death and disability. The contributions of employers and employees in general are defined in percentages of the insured’s salary. The retirement pension is calculated based on the old-age credit balance on retirement multiplied by the fixed conversion rate. The employee has the option to withdraw the capital on demand.

During the post-acquisition period from June 29, 2023 through December 31, 2023, the Company recognized $1.8 million of expense and $0.9 million of other comprehensive loss related to its defined benefit plans. Employer contributions and employee contributions during the post-acquisition period from June 29, 2023 through December 31, 2023 were $1.2 million and $13.7 million, respectively. As of December 31, 2023 the total fair value of pension plan assets was $33.0 million and the fair values of projected benefit obligations was $37.6 million, resulting in a net liability status of $4.6 million recorded as other liabilities.

16. Workforce Reductions and Restructuring

In April 2023, the Company reduced its workforce by approximately 10% of its headquarters-based personnel in an effort to further strengthen the operational efficiency of the organization. The workforce reduction was substantially completed during the second quarter of 2023. The Company recorded $3.4 million of restructuring expenses and adjustments, which are primarily comprised of employee severance, benefits and related costs, during the year ended December 31, 2023.

In June 2023, the Company commenced the elimination of certain positions in connection with the VectivBio

Acquisition. The majority of the eliminations were initiated in June 2023 and the remaining eliminations were substantially completed during the third quarter of 2023. The Company recorded $14.9 million of restructuring expenses, which are primarily comprised of employee severance, benefits and related costs, during the year ended December 31, 2023.

The following table summarizes the accrued liabilities activity recorded in connection with the reductions in workforce and related restructuring activities during the year ended December 31, 2023 (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2022	Charges	Amount Paid	Adjustments	December 31, 2023
Headquarters-based workforce reduction	$—	$2,540	$(2,232)	$(38)	$270
VectivBio Acquisition-related workforce reduction	—	14,903	(7,181)	380	8,102
Total	$—	$17,443	$(9,413)	$342	$8,372

17. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2023 and 2022. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2023
Total revenues	$104,061	$107,382	$113,739	$117,553	$442,735
Total cost and expenses	43,964	1,190,521	73,716	79,964	1,388,165
Other income (expense), net	5,764	6,917	(8,091)	(7,229)	(2,639)
Net income (loss)	45,714	(1,089,478)	13,950	(1,745)	(1,031,559)
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	45,714	(1,062,187)	15,321	(1,087)	(1,002,239)
Comprehensive income (loss) attributable to Ironwood Pharmaceuticals, Inc.	45,714	(1,062,187)	14,569	(3,303)	(1,005,207)
Net income (loss) per share—basic (1)	0.30	(6.84)	0.10	(0.01)	(6.45)
Net income (loss) per share—diluted (1)	0.25	(6.84)	0.09	(0.01)	(6.45)

(1)	The summation of quarterly diluted net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2022
Total revenues	$97,529	$97,231	$108,637	$107,199	$410,596
Total cost and expenses	39,683	41,576	40,164	38,836	160,259
Other expense, net	(1,381)	(1,870)	1,434	3,902	2,085
Net income and comprehensive income	38,801	37,080	50,317	48,867	175,065
Net income per share—basic (1)	0.25	0.24	0.33	0.32	1.13
Net income per share—diluted (1)	0.21	0.21	0.28	0.27	0.96

(1)	Quarterly basic and diluted net income per share do not add to full fiscal year total due to rounding.