Form 10-Q
period 2024-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2024-08-08
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, there were 159,739,001 shares of Class A common stock outstanding.

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

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including those related to the effectiveness of development and commercialization efforts by us and our partners; preclinical and clinical development, manufacturing and formulation development of linaclotide, apraglutide, CNP-104, IW-3300 and our other product candidates; the risk of uncertainty relating to pricing and reimbursement policies in the U.S., which, if not favorable for our products, could hinder or prevent our products’ commercial success; the risk that clinical programs and studies, including for linaclotide pediatric programs, apraglutide, CNP-104 and IW-3300, may not progress or develop as anticipated, including that studies are delayed or discontinued for any reason, such as safety, tolerability, enrollment, manufacturing, economic or other reasons; the risk that findings from our completed nonclinical studies and clinical trials may not be replicated in later studies and clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval; the risk that apraglutide will not be approved by the U.S. Food and Drug Administration or other regulatory agencies; the risk of competition or that new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat; the risk that we are unable to execute on our strategy to in-license externally developed products or product candidates; the risk that we are unable to successfully partner with other companies to develop and commercialize products or product candidates; the risk that healthcare reform and other governmental and private payor initiatives may have an adverse effect upon or prevent our products’ or product candidates’ commercial success; the efficacy, safety and tolerability of linaclotide and our product candidates; the risk that the commercial and therapeutic opportunities for LINZESS, apraglutide or our other product candidates are not as we expect; decisions by regulatory and judicial authorities; the risk we may never get additional patent protection for linaclotide, apraglutide and other product candidates, that patents for linaclotide, apraglutide or other products may not provide adequate protection from competition, or that we are not able to successfully protect such patents; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risk that the development of any of our linaclotide pediatric programs, apraglutide, CNP-104 and/or IW-3300 is not successful or that any of our product candidates does not receive regulatory approval or is not successfully commercialized; outcomes in legal proceedings to protect or enforce the patents relating to our products and product candidates, including abbreviated new drug application litigation; the risk that financial and operating results may differ from our projections; developments in the intellectual property landscape; challenges from and rights of competitors or potential competitors; the risk that our planned investments do not have the anticipated effect on our company revenues; developments in accounting guidance or practice; Ironwood’s or AbbVie’s accounting practices, including reporting and settlement practices as between Ironwood and AbbVie; the risk that our indebtedness could adversely affect our financial condition or restrict our future operations; and the additional risks identified under the heading “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 16, 2024. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$105,524	$92,154
Accounts receivable, net	58,108	129,122
Prepaid expenses and other current assets	14,548	12,012
Total current assets	178,180	233,288
Property and equipment, net	5,068	5,585
Operating lease right-of-use assets	11,823	12,586
Intangible assets, net	3,273	3,682
Deferred tax assets	193,019	212,324
Other assets	4,257	3,608
Total assets	$395,620	$471,073
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,227	$7,830
Accrued research and development costs	6,720	21,331
Accrued expenses and other current liabilities	32,406	44,254
Current portion of operating lease liabilities	3,157	3,126
Current portion of convertible senior notes	—	199,560
Total current liabilities	45,510	276,101
Operating lease obligations, net of current portion	13,452	14,543
Convertible senior notes, net of current portion	198,647	198,309
Revolving credit facility	425,000	300,000
Other liabilities	34,738	28,415
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 159,739,001 shares issued and outstanding at June 30, 2024 and 500,000,000 shares authorized and 156,354,238 shares issued and outstanding at December 31, 2023	160	156
Additional paid-in capital	1,382,220	1,355,195
Accumulated deficit	(1,703,637)	(1,698,615)
Accumulated other comprehensive loss	(470)	(3,031)
Total stockholders’ deficit	(321,727)	(346,295)
Total liabilities and stockholders’ deficit	$395,620	$471,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Collaborative arrangements revenue	$94,396	$107,382	$169,273	$211,443
Total revenues	94,396	107,382	169,273	211,443
Costs and expenses:
Research and development	30,388	34,577	56,203	47,424
Selling, general and administrative	36,964	52,484	74,569	83,601
Restructuring	2,067	13,011	2,504	13,011
Acquired in-process research and development	—	1,090,449	—	1,090,449
Total costs and expenses	69,419	1,190,521	133,276	1,234,485
Income (loss) from operations	24,977	(1,083,139)	35,997	(1,023,042)
Other income (expense):
Interest expense and other financing costs	(7,470)	(1,840)	(14,701)	(3,367)
Interest and investment income	1,369	8,757	2,538	16,029
Gain on derivatives	—	—	—	19
Other income (expense), net	(6,101)	6,917	(12,163)	12,681
Income (loss) before income taxes	18,876	(1,076,222)	23,834	(1,010,361)
Income tax expense	(19,736)	(13,256)	(28,856)	(33,403)
Net loss	(860)	(1,089,478)	(5,022)	(1,043,764)
Less: Net loss attributable to noncontrolling interests	—	(27,291)	—	(27,291)
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(860)	$(1,062,187)	$(5,022)	$(1,016,473)

Net loss per share attributable to Ironwood Pharmaceuticals, Inc. stockholders — basic and diluted	$(0.01)	$(6.84)	$(0.03)	$(6.56)

Weighted average shares used in computing net loss per share attributable to Ironwood Pharmaceuticals, Inc. stockholders — basic and diluted:	159,014	155,367	158,357	154,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(860)	$(1,062,187)	$(5,022)	$(1,016,473)
Other comprehensive income, net of tax:
Currency translation adjustment	1	—	1,938	—
Defined benefit pension plan	451	—	623	—
Total other comprehensive income, net of tax	452	—	2,561	—
Comprehensive loss attributable to Ironwood Pharmaceuticals, Inc.	$(408)	$(1,062,187)	$(2,461)	$(1,016,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

					Accumulated	Ironwood
	Class A		Additional		other	Pharmaceuticals, Inc.		Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	Shares	Amount	capital	deficit	income (loss)	equity (deficit)	interests	equity (deficit)
Balance at December 31, 2023	156,354,238	$156	$1,355,195	$(1,698,615)	$(3,031)	$(346,295)	$—	$(346,295)
Issuance of common stock related to share-based awards	2,602,885	3	10,058	—	—	10,061	—	10,061
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,385	—	—	8,385	—	8,385
Taxes paid related to net share settlement of share-based awards	—	—	(616)	—	—	(616)	—	(616)
Net loss	—	—	—	(4,162)	—	(4,162)	—	(4,162)
Other comprehensive income, net of tax	—	—	—	—	2,109	2,109	—	2,109
Balance at March 31, 2024	158,957,123	$159	$1,373,022	$(1,702,777)	$(922)	$(330,518)	$—	$(330,518)
Issuance of common stock related to share-based awards and employee stock purchase plan	781,878	1	749	—	—	750	—	750
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,570	—	—	8,570	—	8,570
Taxes paid related to net share settlement of share-based awards	—	—	(121)	—	—	(121)	—	(121)
Net loss	—	—	—	(860)	—	(860)	—	(860)
Other comprehensive income, net of tax	—	—	—	—	452	452	—	452
Balance at June 30, 2024	159,739,001	$160	$1,382,220	$(1,703,637)	$(470)	$(321,727)	$—	$(321,727)

					Accumulated	Ironwood
	Class A		Additional		other	Pharmaceuticals, Inc.		Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	Shares	Amount	capital	deficit	income (loss)	equity (deficit)	interests	equity (deficit)
Balance at December 31, 2022	154,026,949	$154	$1,348,600	$(696,376)	$—	$652,378	$—	$652,378
Issuance of common stock related to share-based awards	1,319,154	1	1,628	—	—	1,629	—	1,629
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,131	—	—	7,131	—	7,131
Net income	—	—	—	45,714	—	45,714	—	45,714
Balance at March 31, 2023	155,346,103	$155	$1,357,359	$(650,662)	$—	$706,852	$—	$706,852
Issuance of common stock related to share-based awards and employee stock purchase plan	681,545	1	1,365	—	—	1,366	—	1,366
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,265	—	—	8,265	—	8,265
Noncontrolling interests on acquisition of VectivBio Holding AG	—	—	—	—	—	—	26,218	26,218
Net loss	—	—	—	(1,062,187)	—	(1,062,187)	(27,291)	(1,089,478)
Balance at June 30, 2023	156,027,648	$156	$1,366,989	$(1,712,849)	$—	$(345,704)	$(1,073)	$(346,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,022)	$(1,043,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,019	556
Loss on disposal of property and equipment	70	—
Share-based compensation expense	16,955	15,395
Change in fair value of note hedge warrants	—	(19)
Non-cash interest expense	1,139	887
Acquired in-process research and development	—	1,090,449
Deferred income taxes	19,305	27,060
Changes in assets and liabilities:
Accounts receivable, net	71,015	11,057
Prepaid expenses and other current assets	(2,536)	(6,268)
Operating lease right-of-use assets	763	704
Other assets	(1,009)	(270)
Accounts payable and accrued expenses	(14,525)	18,333
Accrued research and development costs	(14,611)	(2,083)
Operating lease liabilities	(1,060)	(970)
Other liabilities	6,947	4,067
Net cash provided by operating activities	78,450	115,134
Cash flows from investing activities:
Purchases of property and equipment	(126)	(13)
Acquisition of VectivBio Holding AG, net of cash acquired	—	(999,492)
Net cash used in investing activities	(126)	(999,505)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	10,810	5,347
Taxes paid related to net share settlement of share-based awards	(737)	—
Repayment on 2024 Convertible Notes	(200,000)	—
Proceeds from revolving credit facility	150,000	400,000
Costs associated with revolving credit facility	—	(2,295)
Repayments of revolving credit facility	(25,000)	—
Net cash provided by (used in) financing activities	(64,927)	403,052
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	13,370	(481,319)
Cash, cash equivalents and restricted cash, beginning of period	92,154	657,938
Cash, cash equivalents and restricted cash, end of period	$105,524	$176,619

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$105,524	$175,321
Restricted cash	—	1,298
Total cash, cash equivalents, and restricted cash	$105,524	$176,619

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

In June 2023, the Company completed a tender offer to purchase 98% of the outstanding ordinary shares of VectivBio Holding AG (“VectivBio”), a clinical-stage biotechnology company focused on the discovery and development of treatments for severe, rare GI conditions for which there is a significant unmet medical need, at a price per share of $17.00, net to the shareholders of VectivBio in cash, without interest and subject to any applicable withholding taxes (the “VectivBio Acquisition”). In December 2023, the Company completed a squeeze-out merger under Swiss law to acquire all remaining outstanding ordinary shares in cash at a price per share of $17.00, and VectivBio Holding AG was merged with and into Ironwood Pharmaceuticals GmbH, a wholly-owned subsidiary of Ironwood organized under the laws of Switzerland (the “Squeeze-out Merger”). Through the acquisition, the Company is advancing apraglutide, a next-generation, synthetic peptide analog of glucagon-like peptide-2, for rare GI diseases, including short bowel syndrome with intestinal failure (“SBS-IF”), a severe malabsorptive condition. In February 2024, the Company announced positive topline results from its pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing parenteral support dependency in adult patients with SBS-IF, and plans to submit a new drug application and other regulatory filings for apraglutide for use in adult patients with SBS who are dependent on parenteral support.

The Company has a collaboration and license option agreement (the “COUR Collaboration Agreement”) with COUR Pharmaceutical Development Company, Inc. (“COUR”), a biotechnology company developing novel immune-

modifying nanoparticles to treat autoimmune diseases. The COUR Collaboration Agreement grants the Company an option (the “Option”) to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a potential treatment for primary biliary cholangitis (“PBC”), a rare autoimmune disease targeting the liver.

These and other agreements are more fully described in Note 5, Collaboration, License and Other Agreements, to these condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of June 30, 2024, and the results of its operations for the three and six months ended June 30, 2024 and 2023, its statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2024 include the accounts of Ironwood and its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation, Ironwood Pharmaceuticals GmbH, VectivBio AG, GlyPharma Therapeutic Inc. (“GlyPharma”), and VectivBio US, Inc. All intercompany transactions and balances are eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Estimates and assumptions in the condensed consolidated financial statements include those related to fair value of assets acquired and liabilities assumed in acquisitions; revenue recognition; accounts receivable; useful lives of long-lived assets; impairment of long-

lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; income taxes, including uncertain tax positions and the valuation allowance for deferred tax assets; research and development expenses; contingencies; defined benefit pension liabilities; and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2023 Annual Report on Form 10-K. During the three and six months ended June 30, 2024, the Company did not adopt any additional significant accounting policies.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2024 that had a material effect on its condensed consolidated financial statements.

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

3. Acquisitions

As described in Note 1, Nature of Business, on June 29, 2023, the Company completed the VectivBio Acquisition. The aggregate consideration paid by the Company to acquire the shares accepted for payment was approximately $1.2 billion. The Company financed the acquisition through proceeds from the borrowings under the Revolving Credit Agreement (as defined elsewhere below) and cash on hand.

The total purchase consideration for VectivBio is as follows (in thousands):

Cash consideration paid to selling shareholders (1)	$1,041,391
Cash consideration paid to settle VectivBio restricted stock units (“RSUs”) and stock options (2)	78,003
Cash consideration paid to settle VectivBio warrants (3)	3,720
Transaction costs	26,270
Fair value of noncontrolling interest (4)	26,218
Total purchase consideration	$1,175,602
(1)	The cash consideration paid to selling shareholders was determined based on the total number of the outstanding ordinary shares of VectivBio (the “VectivBio Shares”) tendered at closing of 61,258,315 at a per share price of $17.00.
(2)	The cash consideration paid to settle VectivBio RSUs and stock options issued under VectivBio’s equity incentive plans was determined based on the total number of underlying VectivBio Shares of 8,904,171 at a per share price of $17.00, less the exercise price for stock options.
(3)	The cash consideration paid to settle VectivBio warrants was determined based on the total number of VectivBio warrant shares outstanding at close of 324,190 at a per share price of $11.4757 calculated as the per share price of $17.00, less the exercise price of $5.5243 per share.
(4)	The fair value of the noncontrolling interest was determined based on the total number of VectivBio Shares outstanding at closing of 1,547,723 at the closing date of the tender offer, using the VectivBio closing share price on June 28, 2023 of $16.94.

On December 12, 2023, the Company completed the Squeeze-out Merger and paid $26.3 million to acquire all remaining outstanding VectivBio Shares in cash. As of December 31, 2023, there was no remaining noncontrolling interest in VectivBio.

The VectivBio Acquisition was accounted for as an asset acquisition under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable in-process research and development (“IPR&D”) asset, apraglutide, VectivBio’s lead investigational asset. Apraglutide is a next-generation, long-acting synthetic GLP-2 analog being developed for a range of rare GI diseases for the potential treatment of SBS-IF. The Company recognized the acquired assets and assumed liabilities based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. In accordance with the accounting for asset acquisitions, an entity that acquires IPR&D assets in an asset acquisition follows the guidance in ASC Topic 730 Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and recorded as research and development expense at the acquisition date. As a result, the Company recorded approximately $1.1 billion in acquired IPR&D expense related to the apraglutide IPR&D asset during the second quarter of 2023.

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

The Company incurred acquisition-related expenses of $2.4 million and $3.6 million, respectively, for the three and six months ended June 30, 2024, of which $0.4 million and $1.1 million, respectively, were included in selling, general and administrative expenses, an insignificant amount, were included in research and development expense, and $2.1 million and $2.5 million, respectively, were included in restructuring expense within the Company’s condensed consolidated statement of income (loss) for the three and six months ended June 30, 2024. The Company incurred acquisition-related expenses of $45.2 million for the three and six months ended June 30, 2023, of which $20.9 million were included in selling, general and administrative expenses, $14.8 million were included in research and development expense, and $9.6 million were included in restructuring expense within the Company’s condensed consolidated statement of income (loss) for the three and six months ended June 30, 2023. Acquisition-related expenses include direct and incremental costs incurred in connection with the transaction, including integration-related professional services and employee retention-related benefits. Acquisition-related expenses exclude transaction costs included in the computation of total consideration paid.

Intangible assets are comprised of the assembled workforce and are amortized on a straight-line basis over an estimated useful life of five years. The Company recognized $0.2 million and $0.4 million of amortization expense during the three and six months ended June 30, 2024, respectively. The Company recognized an insignificant amount of amortization expense during the three and six months ended June 30, 2023. The net carrying value of the assembled workforce was $3.3 million and $3.6 million as of June 30, 2024 and December 31, 2023, respectively. Future annual amortization expense will be $0.8 million for each of the years ending December 31, 2024 through December 31, 2027 and $0.4 million for the year ended December 31, 2028.

4. Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss attributable to Ironwood Pharmaceuticals, Inc. stockholders by the weighted average number of common shares outstanding during the period.

The outstanding securities set forth in the following table have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	4,759	4,855	3,891	4,957
Time-based restricted stock units	5,450	1,365	1,467	920
Performance-based restricted stock units	65	230	65	146
Note Hedge Warrants	—	1,848	—	5,083
2024 Convertible Notes	—	14,934	—	14,934
2026 Convertible Notes	14,934	14,934	14,934	14,934
Total	25,208	38,166	20,357	40,974

There was no dilutive impact of the 2024 Convertible Notes (as defined below) for the three and six months ended June 30, 2024 because the Company had elected prior to the beginning of the period to settle the conversion of 2024 Convertible Notes, if any, with a combination settlement of a cash payment equal to the principal value of converted notes and shares of Class A Common Stock equal to the conversion value in excess of the principal value, if any (Note 9). Accordingly, interest expense was not removed from the numerator and there was no calculated spread added to the denominator because the average market price of the Company’s Class A Common Stock during the period was not in excess of the conversion price.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Collaborative Arrangements Revenue	2024	2023	2024	2023
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$92,154	$105,482	$164,609	$207,818
AbbVie (Europe and other)	833	694	1,539	1,357
AstraZeneca (China, including Hong Kong and Macau)	74	121	195	212
Astellas (Japan)	419	482	787	873
Other Agreements:
Asahi Kasei Pharma Corporation (apraglutide)	558	63	1,269	63
Other	358	540	874	1,120
Total collaborative arrangements revenue	$94,396	$107,382	$169,273	$211,443

Accounts receivable, net, included $58.1 million and $129.1 million primarily related to collaborative arrangements revenue as of June 30, 2024 and December 31, 2023, respectively. Accounts receivable, net, included $57.1 million and $112.6 million due from the Company’s partner, AbbVie, net of $7.5 million and $4.3 million of accounts payable, as of June 30, 2024 and December 31, 2023, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company did not experience any material losses related to receivables from its license or collaboration partners during the three and six months ended June 30, 2024 and 2023.

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

During the three and six months ended June 30, 2024, the Company incurred $1.9 million and $3.5 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and six months ended June 30, 2023, the Company incurred $2.0 million and $3.4 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $2.9 million and $5.2 million in incremental research and development costs during the three and six months ended June 30, 2024, respectively, and incurred $3.1 million and $6.1 million in incremental research and development costs during the three and six months ended June 30, 2023, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

During the three and six months ended June 30, 2024, the Company recognized an $8.5 million and $38.0 million reduction to collaboration revenue, respectively, as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates. Excluding the changes in estimates, net loss per share – basic and net loss per share – diluted would each have been $0.03 for the three months ended June 30, 2024, and would have been $0.13 and $0.12, respectively, for the six months ended June 30, 2024.

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$91,415	$104,751	$163,130	$206,387
Royalty revenue	739	731	1,479	1,431
Total collaborative arrangements revenue	$92,154	$105,482	$164,609	$207,818

The Company incurred $9.4 million and $19.6 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and six months ended June 30, 2024, respectively. The Company incurred $9.5 million and $19.3 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and six months ended June 30, 2023, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.7 million and $1.5 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2024, respectively. The Company recognized $0.7 million and $1.4 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2023, respectively.

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

Under the license agreement, as amended, AbbVie is obligated to pay the Company, (i) royalties based on sales volume in Europe in the upper-teens percent, and (ii) on a country-by-country and product-by-product basis in the Expanded Territory, a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in Europe and the Expanded Territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. The license agreement also contains certain sales-based milestones and commercial launch milestones, which could total up to $42.5 million. The Company recognized $0.8 million and $1.5 million of royalty revenue during the three and six months ended June 30, 2024, respectively. The Company recognized $0.7 million and $1.3 million of royalty revenue during the three and six months ended June 30, 2023, respectively.

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

The Company recognized $0.4 million and $0.8 million of royalty revenue during the three and six months ended June 30, 2024, respectively. The Company recognized $0.5 million and $0.9 million of royalty revenue during the three and six months ended June 30, 2023, respectively.

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

The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three and six months ended June 30, 2024. The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three and six months ended June 30, 2023, respectively.

At December 31, 2023, the Company had accounts receivable in the amount of $15.0 million related to the third and final installment of a non-contingent receivable due from AstraZeneca in connection with an amendment to the collaboration agreement executed during 2019. The non-contingent receivable was collected in full during the first quarter of 2024.

Apraglutide Agreements

Development and Commercialization Agreement with AKP

In March 2022, VectivBio entered into a development and commercialization agreement with Asahi Kasei Pharma Corporation (“AKP”) in which VectivBio granted an exclusive license to AKP, with the right to sublicense in multiple tiers, to develop, commercialize and exploit products derived from apraglutide in Japan.

Pursuant to the terms of the development and commercialization agreement with AKP, VectivBio received an upfront payment of JPY 3,000 million ($24.6 million at date of agreement) and development-related payments of JPY 1,600 million in the aggregate ($13.1 million at date of agreement) and is eligible to receive development milestones of JPY 1,000 million ($8.2 million at date of agreement) and up to JPY 19,000 million ($155.8 million at date of agreement) of commercial and sales-based milestone payments. VectivBio is also eligible to receive payments in the commercial period for manufacturing supply equal to cost-plus manufacturing mark-up and tiered royalties of up to a mid-double-digit percentage on product sales continuing until the later of (i) expiration of regulatory exclusivity in Japan, or (ii) expiration of the last valid patent claim that provides exclusivity to apraglutide in Japan (the “Royalty Term”). The development and commercialization agreement will terminate upon the expiration of the Royalty Term.

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

In April 2024, VectivBio received the final development-related payment of JPY 500 million ($4.1 million at date of agreement).

The Company recognized $0.6 million and $1.3 million of revenue related to development activities during the three and six months ended June 30, 2024, respectively, and an insignificant amount during the three and six months ended June 30, 2023. As of June 30, 2024, deferred revenue of $2.1 million is reported within accrued expenses and other current liabilities and $2.4 million is reported within other liabilities (Note 8) on the condensed consolidated balance sheets. Deferred revenue and future payments received related to development activities are expected to be recognized over the course of the development activities, which are expected to occur through 2028.

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

Other Collaboration and License Agreements

Collaboration and License Option Agreement with COUR

In November 2021, the Company entered into the COUR Collaboration Agreement, pursuant to which the Company has been granted the Option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 for the treatment of PBC. COUR has initiated a clinical study to evaluate the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 in PBC patients.

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

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$55,949	$55,949	$—	$—
U.S. Treasury securities	10,770	—	10,770	—
Commercial paper	8,169	—	8,169	—
Total assets measured at fair value	$74,888	$55,949	$18,939	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$45,939	$45,939	$—	$—
U.S. Treasury securities	10,507	—	10,507	—
Commercial paper	2,240	—	2,240	—
Total assets measured at fair value	$58,686	$45,939	$12,747	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at June 30, 2024 and December 31, 2023 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Senior Notes

In August 2019, the Company issued $200.0 million aggregate principal amount of its 0.75% convertible senior notes due 2024 (the “2024 Convertible Notes”) and $200.0 million aggregate principal amount of its 1.50% convertible senior notes due 2026 (the “2026 Convertible Notes”) (Note 9). The fair value of the respective convertible senior notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A Common

Stock and the volatility thereof, and the prices for the respective convertible senior notes observed in market trading, which are Level 2 inputs.

In June 2024, the Company repaid the aggregate principal amount of the 2024 Convertible Notes upon maturity (Note 9). The estimated fair value of the 2024 Convertible Notes was $209.6 million as of December 31, 2023. The estimated fair value of the 2026 Convertible Notes was $187.9 million and $217.1 million as of June 30, 2024 and December 31, 2023, respectively.

Revolving Credit Agreement

Outstanding borrowings under the revolving credit facility (Note 9) are carried at amounts that approximate fair value based on their nature, terms, credit spreads, and variable interest rates, which are Level 3 inputs.

Non-recurring Fair Value Measurements

Acquired IPR&D

The fair value of the acquired IPR&D asset, apraglutide, was determined using the multi-period excess earnings method using Level 3 fair value measurements and inputs including estimated cash flows and probabilities of success.

Assembled Workforce

The fair value of the assembled workforce was determined using the replacement cost method using Level 3 fair value measurements and inputs including estimated costs and productivity metrics.

7. Leases

The Company’s lease portfolio for the three and six months ended June 30, 2024 includes office leases for its current headquarters location and other locations, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s headquarters office lease and vehicle leases require letters of credit totaling $1.2 million to secure the Company’s obligations under the lease agreements. The letters of credit are maintained under a subfacility of the revolving credit agreement (Note 9).

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$627	$627	$1,254	$1,254
Short-term lease cost	361	269	745	540
Total lease cost	$988	$896	$1,999	$1,794

Supplemental information related to leases for the periods reported is as follows:

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,550	$1,520
Weighted-average remaining lease term of operating leases (in years)	6.0	7.0
Weighted-average discount rate of operating leases	5.8%	5.8%

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

At lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At June 30, 2024, the balances of the right-of-use asset and operating lease liability were $11.8 million and $16.6 million, respectively. At December 31, 2023, the balances of the right-of-use asset and operating lease liability were $12.6 million and $17.7 million, respectively.

Lease costs recorded during the three and six months ended June 30, 2024 were $0.6 million and $1.3 million, respectively.

Future minimum lease payments under the Summer Street Lease as of June 30, 2024 are as follows (in thousands):

2024 (1)	$1,576
2025	3,189
2026	3,252
2027	3,317
2028	3,384
2029 and thereafter	4,901
Total future minimum lease payments	19,619
Less: present value adjustment	(3,010)
Operating lease liabilities	16,609
Less: current portion of operating lease liabilities	(3,157)
Operating lease liabilities, net of current portion	$13,452
(1)	For the six months ending December 31, 2024.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$12,887	$19,937
Accrued interest	5,741	5,953
Accrued restructuring liabilities	4,405	8,303
Accrued taxes	935	1,244
Other	8,438	8,817
Total accrued expenses and other current liabilities	$32,406	$44,254

As of June 30, 2024 other accrued expenses of $8.4 million were comprised primarily of $6.3 million of uninvoiced vendor liabilities and $2.1 million of deferred revenue (Note 5). As of December 31, 2023, other accrued expenses of $8.8 million were comprised primarily of $6.1 million of uninvoiced vendor liabilities and $2.6 million of deferred revenue.

9. Debt

0.75% Convertible Senior Notes due 2024 and 1.50% Convertible Senior Notes due 2026

In August 2019, the Company issued $200.0 million aggregate principal amount of the 2024 Convertible Notes and $200.0 million aggregate principal amount of the 2026 Convertible Notes, pursuant to separate indentures (each an “Indenture” and together the “Indentures”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Company received net proceeds of $391.0 million from the sale of the 2024 Convertible Notes and 2026 Convertible Notes, after deducting fees and expenses of $9.0 million. The Company used $25.2 million of the net proceeds from the sale of the 2024 Convertible Notes and 2026 Convertible Notes to pay the cost of the Capped Calls, as described below.

In June 2024, the Company repaid the $200.0 million aggregate principal amount of the 2024 Convertible Notes upon maturity. The 2024 Convertible Notes bore cash interest at the annual rate of 0.75% payable on June 15 and December 15 of each year. No conversions were exercised by holders of the 2024 Convertible Notes.

The 2026 Convertible Notes bear cash interest at the annual rate of 1.50%, payable on June 15 and December 15 of each year. The 2026 Convertible Notes will mature on June 15, 2026, unless earlier converted or repurchased.

The initial conversion rate for the 2026 Convertible Notes is 74.6687 shares of Class A Common Stock (subject to adjustment as provided for in the Indenture) per $1,000 principal amount of the 2026 Convertible Notes, which is equal to an initial conversion price of approximately $13.39 per share.

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

Upon the occurrence of fundamental changes, as described in the Indenture, prior to the maturity date of the 2026 Convertible Notes, holders of such notes may require the Company to repurchase for cash all or a portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. If a make-whole fundamental change, as described in the Indenture, occurs and a holder elects to convert its notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the Indenture.

The Indenture does not contain any financial covenants or restrict the Company’s ability to repurchase the Company’s securities, pay dividends or make restricted payments in the event of a transaction that substantially increases the Company’s level of indebtedness. The Indenture provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs or is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the then outstanding notes may declare the principal amount of such notes to be immediately due and payable.

The Company accounts for convertible debt instruments as a single liability measured at amortized cost.

The Company’s outstanding balances for the convertible senior notes consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Principal:
2024 Convertible Notes	$—	$200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt issuance costs	(1,353)	(2,131)
Net carrying amount	$198,647	$397,869

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective annual interest rate of the 2024 Convertible Notes for the period from the date of issuance through maturity was 1.2%. The effective annual interest rate of the 2026 Convertible Notes for the period from the date of issuance through June 30, 2024 was 1.9%. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to convertible senior notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,063	$1,125	$2,188	$2,250
Amortization of debt issuance costs	369	404	777	806
Total interest expense	$1,432	$1,529	$2,965	$3,056

Future minimum payments under the convertible senior notes as of June 30, 2024, are as follows (in thousands):

2024 (1)	$1,500
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	206,000
Less: amounts representing interest	(6,000)
Less: unamortized debt issuance costs	(1,353)
Convertible senior notes balance	$198,647
(1)	For the six months ending December 31, 2024.

Capped Calls with Respect to 2024 Convertible Notes and 2026 Convertible Notes

To minimize the impact of potential dilution to the Company’s Class A common stockholders upon conversion of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company separately entered into the capped call transactions in August 2019 (the “Capped Calls”) in connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes. The Company paid the counterparties $25.2 million to enter into the Capped Calls, of which $25.0 million related to the premium payments and $0.2 million related to transaction costs. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

The Capped Calls in connection with the issuance of the 2024 Convertible Notes, which covered 14,933,740 shares of Class A Common Stock, terminated unexercised upon expiry in June 2024.

The Capped Calls in connection with the 2026 Convertible Notes have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2026 Convertible Notes and is subject to anti-dilution adjustments generally similar to those applicable to the 2026 Convertible Notes. The Capped Calls have a cap price of approximately $17.05 per share, subject to certain adjustments. The Capped Calls cover 14,933,740 shares of Class A Common Stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A Common Stock that initially underlie the 2026 Convertible Notes. Holders of the 2026 Convertible Notes do not have any rights with respect to the Capped Calls.

The Capped Calls are expected generally to reduce the potential dilution to the Class A Common Stock upon conversion of the 2026 Convertible Notes in the event that the market price per share of Class A Common Stock is greater than the strike price of the Capped Calls as adjusted pursuant to the anti-dilution adjustments. If, however, the market price per share of Class A Common Stock exceeds the cap price of the Capped Calls, there would nevertheless be dilution upon conversion of the 2026 Convertible Notes to the extent that such market price exceeds the cap price of the Capped Calls.

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement), and commencing in the third quarter of 2023, the Company is required to maintain a maximum consolidated secured net leverage ratio of 3.00 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to 3.50 to 1.00 for four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of June 30, 2024, the Company was in compliance with all covenants under the Revolving Credit Agreement.

In connection with the Revolving Credit Agreement, the Company incurred $2.9 million of debt issuance costs, which primarily consisted of $2.0 million of lender fees and $0.9 million of legal and other professional fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the four-year term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $2.1 million and $2.4 million at June 30, 2024 and December 31, 2023, respectively.

In June 2023, the Company borrowed $400.0 million to partially finance the VectivBio Acquisition. The outstanding principal balance on the revolving credit facility was $425.0 million and $300.0 million as of June 30, 2024 and December 31, 2023, respectively.

The following table sets forth total interest expense recognized related to the Revolving Credit Agreement (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Contractual interest expense	$5,841	$216	$11,598	$216
Amortization of debt issuance costs	180	81	361	81
Other financing costs	13	14	25	14
Total interest expense	$6,034	$311	$11,984	$311

10. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Share-based compensation expense:
Research and development	$1,833	$12,756	$4,046	$14,111
Selling, general and administrative	6,737	22,147	12,909	27,923
Restructuring	—	911	—	911
Total share-based compensation expense included in operating expenses	8,570	35,814	16,955	42,945
Income tax benefit	648	923	2,013	1,220
Total share-based compensation expense, net of tax	$7,922	$34,891	$14,942	$41,725

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

.

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

During the three and six months ended June 30, 2024 the Company recorded income tax expense of $19.7 million and $28.9 million, respectively. During the three and six months ended June 30, 2023, the Company recorded income tax expense of $13.3 million and $33.4 million, respectively. Due to the Company's ability to offset its pre-tax income against net operating losses, the majority of its tax provision is expected to represent a non-cash expense until its net operating losses have been fully utilized.

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

12. Workforce Reductions and Restructuring

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

In June 2023, the Company commenced the elimination of certain positions in connection with the VectivBio Acquisition. The majority of the eliminations were substantially completed during the year ended December 31, 2023. During the three and six months ended June 30, 2024, the Company incurred $2.1 million and $2.5 million of restructuring expenses, respectively, which are comprised primarily of employee severance, benefits, and related costs.

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

In June 2023, we completed a tender offer to purchase 98% of the outstanding ordinary shares of VectivBio Holding AG, or the VectivBio Acquisition. In December 2023, we completed a squeeze-out merger under Swiss law to acquire all remaining shares and VectivBio Holding AG was merged with and into Ironwood Pharmaceuticals GmbH, our wholly-owned subsidiary organized under the laws of Switzerland. The VectivBio Acquisition was partially funded with $400.0 million of borrowings under a new revolving credit facility, or the Revolving Credit Facility, as further described in Note 9, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Through the acquisition, we are advancing apraglutide, a next-generation, synthetic peptide analog of glucagon-like peptide-2, or GLP-2, for rare gastrointestinal diseases, including short bowel syndrome with intestinal failure, or SBS-IF, as well as several earlier stage assets.

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

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. For the three and six months ended June 30, 2024, we recorded net loss of $0.9 million and $5.0 million, respectively. For the three and six months ended June 30, 2023, we recorded net loss of approximately $1.1 billion and $1.0 billion, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $1.7 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

Linaclotide. Our commercial product, LINZESS, is commercially available in the U.S. for the treatment of IBS-C or CIC in adults and for FC in pediatric patients ages 6-17 years-old. Linaclotide is also available to adult men and women suffering from IBS-C or CIC in certain countries of the world, including China, Japan, and in a number of European countries.

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

Apraglutide for aGvHD. In March 2024, we announced positive, primary results up to Day 91 for our Phase II exploratory trial, STARGAZE, to evaluate apraglutide in patients with steroid-refractory gastrointestinal acute Graft versus Host Disease, or aGvHD, which evaluated the safety and tolerability of once-weekly apraglutide in aGvHD patients treated with standard of care, including systemic corticosteroids and ruxolitinib. The STARGAZE study will continue through its two-year endpoint, where apraglutide will be re-evaluated for safety and efficacy.

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

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2024 and 2023, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Linaclotide(1)	$4,960	$5,825	$9,446	$11,260
Apraglutide(2)	16,830	15,480	36,105	15,480
IW-3300	3,393	3,927	6,885	7,976
CNP-104(3)	2,997	6,548	3,500	7,035
Early research and development(4)	2,208	2,797	267	5,673
Total research and development expenses	$30,388	$34,577	$56,203	$47,424
(1)	Includes linaclotide in all indications, populations and formulation.
(2)	Includes $11.4 million of share-based compensation expense and $3.5 million of employer payroll tax expense recognized immediately after the closing of the VectivBio Acquisition in the second quarter of 2023 in connection with the vesting acceleration and settlement of outstanding stock options and RSUs.
(3)	Includes $6.0 million up-front payment recognized in the second quarter of 2023 in connection with the amendment to the COUR Collaboration Agreement.
(4)	Includes $4.8 million reduction to research and development expense recognized in the first quarter of 2024 in connection with the settlement of a license-related contract liability.

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

Restructuring Expenses. Restructuring expenses pertain to restructuring initiatives in connection with the VectivBio Acquisition and are more fully described in Note 12, Workforce Reductions and Restructuring.

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

Gain on Derivatives. Gain on derivatives consists of the change in fair value of note hedge warrants, which terminated unexercised upon expiry in April 2023. Refer to Note 9, Debt, in the financial statements included in our 2023 Annual Report on Form 10-K for additional information related to the note hedge warrants.

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

During the three and six months ended June 30, 2024, there were no material changes to our critical accounting policies as reported in our 2023 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$94,396	$107,382	$169,273	$211,443
Total revenues	94,396	107,382	169,273	211,443
Costs and expenses:
Research and development	30,388	34,577	56,203	47,424
Selling, general and administrative	36,964	52,484	74,569	83,601
Restructuring	2,067	13,011	2,504	13,011
Acquired in-process research and development	—	1,090,449	—	1,090,449
Total costs and expenses	69,419	1,190,521	133,276	1,234,485
Income (loss) from operations	24,977	(1,083,139)	35,997	(1,023,042)
Other income (expense):
Interest expense and other financing costs	(7,470)	(1,840)	(14,701)	(3,367)
Interest and investment income	1,369	8,757	2,538	16,029
Gain on derivatives	—	—	—	19
Other income (expense), net	(6,101)	6,917	(12,163)	12,681
Income (loss) before income taxes	18,876	(1,076,222)	23,834	(1,010,361)
Income tax expense	(19,736)	(13,256)	(28,856)	(33,403)
Net loss	(860)	(1,089,478)	(5,022)	(1,043,764)
Less: Net loss attributable to noncontrolling interests	—	(27,291)	—	(27,291)
Net loss attributable to Ironwood Pharmaceuticals, Inc.	$(860)	$(1,062,187)	$(5,022)	$(1,016,473)

Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2024	2023		$2024	2023	$

	(in thousands)			(in thousands)
Revenues:
Collaborative arrangements revenue	$94,396	$107,382	$(12,986)	$169,273	$211,443	$(42,170)
Total revenues	$94,396	$107,382	$(12,986)	$169,273	$211,443	$(42,170)

Collaborative Arrangements Revenue. The decrease in collaborative arrangements revenue of $13.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily related to a $13.3 million decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by decreased net price (including an $8.5 million reduction to collaboration revenue as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates), partially offset by increases from prescription demand and inventory channel fluctuations.

The decrease in collaborative arrangements revenue of $42.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily related to a $43.3 million decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by decreased net price (including a $38.0 million reduction to collaboration revenue as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates), partially offset by increases from prescription demand and inventory channel fluctuations.

Costs and Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2024	2023		$2024	2023	$

	(in thousands)			(in thousands)
Costs and expenses:
Research and development	$30,388	$34,577	$(4,189)	$56,203	$47,424	$8,779
Selling, general and administrative	36,964	52,484	(15,520)	74,569	83,601	(9,032)
Restructuring	2,067	13,011	(10,944)	2,504	13,011	(10,507)
Acquired in-process research and development	—	1,090,449	(1,090,449)	—	1,090,449	(1,090,449)
Total costs and expenses	$69,419	$1,190,521	$(1,121,102)	$133,276	$1,234,485	$(1,101,209)

Research and Development Expenses. The decrease in research and development expenses of $4.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily related to $11.3 million of share-based compensation expense and $3.5 million in related payroll taxes recognized in the second quarter of 2023 immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan and a $6.0 million payment to COUR in the second quarter of 2023 related to CNP-104 in connection with the amendment of the COUR Collaboration Agreement, partially offset by a $13.2 million increase in external apraglutide costs, a $2.0 million increase related to an agreement with COUR to increase the CNP-104 clinical study budget, and a $1.7 million increase in compensation, benefits, and other employee-related expenses.

The increase in research and development expenses of $8.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily related to a $27.0 million increase in external apraglutide costs, a $5.8 million increase in compensation, benefits, and other employee-related expenses, and a $2.0 million increase related to an agreement with COUR to increase the CNP-104 clinical study budget, partially offset by $11.3 million of share-based compensation expense and $3.5 million in related payroll taxes recognized in the second quarter of 2023 immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, a $6.0 million payment to COUR in the second quarter of 2023 related to CNP-104 in connection with the amendment of the COUR Collaboration Agreement, and a $4.8 million reduction to research and development expense in connection with the settlement of a license-related contract liability.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $15.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to $16.2 million of share-based compensation expense and $3.0 million in related payroll taxes recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, partially offset by a $3.2 million increase in professional services costs (including $2.3 million related to the commercial launch of apraglutide, if approved).

Selling, general and administrative expenses decreased by $9.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to $16.2 million of share-based compensation expense and $3.0 million in related payroll taxes recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, partially offset by a $5.9 million increase in professional services costs (including $5.1 million related to the commercial launch of apraglutide, if approved), and a $3.3 million increase in compensation, benefits, and other employee-related expenses.

Restructuring Expenses. Restructuring expenses during each of the three and six months ended June 30, 2024 and June 30, 2023 include restructuring initiatives that commenced in June 2023 in connection with the VectivBio Acquisition and restructuring expenses during each of the three and six months ended June 30, 2023 include a headquarters-based workforce reduction that commenced in April 2023. Both restructuring initiatives are more fully described in Note 12, Workforce Reductions and Restructuring.

Acquired In-Process Research and Development. We incurred approximately $1.1 billion of expense during the three and six months ended June 30, 2023 in connection with the VectivBio Acquisition to acquire apraglutide.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2024	2023		$2024	2023	$

	(in thousands)			(in thousands)
Other income (expense):
Interest expense and other financing costs	$(7,470)	$(1,840)	$(5,630)	$(14,701)	$(3,367)	$(11,334)
Interest and investment income	1,369	8,757	(7,388)	2,538	16,029	(13,491)
Gain on derivatives	—	—	—	—	19	(19)
Total other income (expense), net	$(6,101)	$6,917	$(13,018)	$(12,163)	$12,681	$(24,844)

Interest Expense and Other Financing Costs. Interest expense increased by $5.6 million for three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase of $5.7 million of interest expense incurred under the revolving credit facility used to partially finance the VectivBio Acquisition in June 2023.

Interest expense increased by $11.3 million for six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase of $11.7 million of interest expense incurred under the revolving credit facility used to partially finance the VectivBio Acquisition in June 2023.

Interest and Investment Income. Interest and investment income decreased by $7.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily from a decrease in cash and investment balances following the VectivBio Acquisition in June 2023.

Interest and investment income decreased by $13.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily from a decrease in cash and investment balances following the VectivBio Acquisition in June 2023.

Gain on Derivatives. For the six months ended June 30, 2023, we recorded an insignificant gain on derivatives resulting from a decrease in the fair value of our note hedge warrants, which terminated unexercised upon expiry during April 2023.

Income Tax Expense. For the three and six months ended June 30, 2024, we recorded income tax expense of $19.7 million and $28.9 million, respectively. For the three and six months ended June 30, 2023, we recorded income tax expense of $13.3 million and $33.4 million, respectively. Due to our ability to utilize our net operating losses to offset federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense until our net operating losses have been fully utilized.

Liquidity and Capital Resources

As of June 30, 2024, we had $105.5 million of cash and cash equivalents. Our cash equivalents include amounts held in money market funds, U.S. Treasury securities and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

We anticipate our cash balance and our expected net cash inflows from operations to allow us to meet our near-term and long-term cash obligations, which are reflected in our condensed consolidated balance sheets. Our most significant fixed obligations are debt obligations and lease commitments, for which annual payments are disclosed in Note 9, Debt, and Note 7, Leases, respectively, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Sources of Liquidity

We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of June 30, 2024, our debt is comprised of $200.0 million aggregate principal amount of convertible notes, due in 2026, and $425.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 to partially finance the VectivBio Acquisition. The Revolving Credit Facility provides for $500.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 9, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net cash provided by (used in):
Operating activities	$33,465	$34,963	$78,450	$115,134
Investing activities	(58)	(999,492)	(126)	(999,505)
Financing activities	(49,372)	399,071	(64,927)	403,052
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(51)	—	(27)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,016)	$(565,458)	$13,370	$(481,319)

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income (loss) for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations.

Net cash inflows for the three and six months ended June 30, 2024 totaled $33.5 million and $78.5 million, respectively, and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S. Net cash inflows for the three and six months ended June 30, 2023 were $35.0 million and $115.1 million, respectively, and were primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the three and six months ended June 30, 2024 was insignificant and pertained to the purchase of property and equipment. Cash used in investing activities for each of the three and six months ended June 30, 2023 was $999.5 million, and pertained primarily to the VectivBio Acquisition.

Cash Flows from Financing Activities

Cash used in financing activities for the three and six months ended June 30, 2024 totaled $49.4 million and $64.9 million, respectively. Cash used in financing activities during the three months ended June 30, 2024 was comprised primarily of a repayment of $200.0 million aggregate principal on the 2024 Convertible Notes upon their maturity in June 2024, partially offset by $150.0 million of borrowings under the Revolving Credit Facility to repay the 2024 Convertible Notes. Cash used in financing activities during the six months ended June 30, 2024 was comprised primarily of a repayment of $200.0 million aggregate principal on the 2024 Convertible Notes upon maturity in June 2024, partially offset by $125.0 million of net borrowings under the Revolving Credit Facility and $10.8 million of proceeds from stock option exercises and employee stock purchases.

Cash provided by financing activities for the three and six months ended June 30, 2023 totaled $399.1 million and $403.1 million, respectively, and was generated primarily from the incurrence of $400.0 million of borrowings under the Revolving Credit Facility, net of costs, in the second quarter of 2023, as well as $1.3 million and $5.3 million, respectively, from the exercise of stock options and the issuance of shares under our employee stock purchase plan.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, including apraglutide, and invest in building our pipeline through internal or external opportunities, including potential payments associated with exercising the option under the COUR Collaboration Agreement. We believe that our cash on hand as of June 30, 2024 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our 2023 Annual Report on Form 10-K and Note 2, Summary of Significant Accounting Policies, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and six months ended June 30, 2024 that had a material effect on our condensed consolidated financial statements included in this report.

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

We are exposed to market risks related to fluctuations in interest rates relating to our four-year secured $500.0 million Revolving Credit Facility. The increase or decrease in annual interest expense resulting from a 10% increase or decrease in the applicable interest rate is $3.1 million.

Equity Price Risk

Our convertible senior notes include conversion and settlement provisions that are based on the price of our Class A Common Stock at conversion or maturity of the notes. The amount of cash we may be required to pay is determined by the price of our Class A Common Stock. The fair value of our convertible senior notes is dependent on the price and volatility of our Class A Common Stock and will generally increase or decrease as the market price of our common stock changes.

To minimize the impact of potential dilution to our common stock upon conversion of the notes, we entered into the capped call transactions with respect to the 1.50% convertible senior notes due 2026.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that no changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. On June 29, 2023, we completed the acquisition of VectivBio and in our 2023 Annual Report on Form 10-K, we excluded VectivBio from our evaluation of internal control over financial reporting. This exclusion was in accordance with the U.S. Securities and Exchange Commission’s guidance that a recently acquired business may be omitted from the assessment scope for up to one year form the date of acquisition. We have extended our oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the acquired operations of VectivBio, and we will incorporate VectivBio into our annual assessment of internal control over financial reporting for our fiscal year ending December 31, 2024.

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

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Ironwood Pharmaceuticals, Inc.

Date: August 8, 2024	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ RONALD SILVER
Ronald Silver
Vice President, Corporate Controller
(Principal Accounting Officer)