Form 10-Q
period 2024-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2024-11-07
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, there were 160,028,388 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom; the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.; the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners; the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates, such as apraglutide, by us and our partners worldwide; our ability and the ability of our partners to secure and maintain adequate reimbursement for our products; our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale; our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, such as apraglutide, including our post-approval development and regulatory requirements; the ability of apraglutide and our other product candidates to meet existing or future regulatory standards; the safety profile and related adverse events of our products and our product candidates; the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor; our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof; our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements; our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical studies and clinical trials; the in-licensing or acquisition of externally discovered businesses, products or technologies, or other strategic transactions, as well as partnering arrangements, including the timing of potential clinical development and regulatory milestones and expectations relating to the completion of, or the realization of the expected benefits from, such transactions; our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting; our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the capped call transactions described herein; asset impairments, and the drivers thereof, and purchase commitments; the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing; trends and challenges in our potential markets; trends and challenges in our potential markets; and our ability to attract, motivate and retain key personnel.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including those related to the effectiveness of development and commercialization efforts by us and our partners; preclinical and clinical development, manufacturing and formulation development of linaclotide, apraglutide, IW-3300 and our other product candidates; the risk of uncertainty relating to pricing and reimbursement policies in the U.S., which, if not favorable for our products, could hinder or prevent our products’ commercial success; the risk that clinical programs and studies, including for linaclotide pediatric programs, apraglutide and IW-3300, may not progress or develop as anticipated, including that studies are delayed or discontinued for any reason, such as safety, tolerability, enrollment, manufacturing, economic or other reasons; the risk that findings from our completed nonclinical studies and clinical trials may not be replicated in later studies and clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval; the risk that apraglutide will not be approved by the U.S. Food and Drug Administration or other regulatory agencies; the risk of competition or that new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat; the risk that we are unable to execute on our strategy to in-license externally developed products or product candidates; the risk that we are unable to successfully partner with other companies to develop and commercialize products or product candidates; the risk that healthcare reform and other governmental and private payor initiatives may have an adverse effect upon or prevent our products’ or product candidates’ commercial success; the efficacy, safety and tolerability of linaclotide and our product candidates; the risk that the commercial and therapeutic opportunities for LINZESS, apraglutide or our other product candidates are not as we expect; decisions by regulatory and judicial authorities; the risk we may never get additional patent protection for linaclotide, apraglutide and other product candidates, that patents for linaclotide, apraglutide or other products may not provide adequate protection from competition, or that we are not able to successfully protect such patents; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risk that the development of any of our linaclotide pediatric programs, apraglutide and/or IW-3300 is not successful or that any of our product candidates does not receive regulatory approval or is not successfully commercialized; outcomes in legal proceedings to protect or enforce the patents relating to our products and product candidates, including abbreviated new drug application litigation; the risk that financial and operating results may differ from our projections; developments in the intellectual property landscape; challenges from and rights of competitors or potential competitors; the risk that our planned investments do not have the anticipated effect on our company revenues; developments in accounting guidance or practice; Ironwood’s or AbbVie’s accounting practices, including reporting and settlement practices as between Ironwood and AbbVie; the risk that our indebtedness could adversely affect our financial condition or restrict our future operations; and the additional risks identified under the heading “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 16, 2024. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$88,211	$92,154
Accounts receivable, net	76,202	129,122
Prepaid expenses and other current assets	14,191	12,012
Total current assets	178,604	233,288
Property and equipment, net	4,795	5,585
Operating lease right-of-use assets	11,430	12,586
Intangible assets, net	3,067	3,682
Deferred tax assets	185,338	212,324
Other assets	6,285	3,608
Total assets	$389,519	$471,073
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,236	$7,830
Accrued research and development costs	9,408	21,331
Accrued expenses and other current liabilities	33,566	44,254
Current portion of operating lease liabilities	3,173	3,126
Current portion of convertible senior notes	—	199,560
Total current liabilities	49,383	276,101
Operating lease obligations, net of current portion	12,882	14,543
Convertible senior notes, net of current portion	198,817	198,309
Revolving credit facility	400,000	300,000
Other liabilities	39,771	28,415
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 160,015,888 shares issued and outstanding at September 30, 2024 and 500,000,000 shares authorized and 156,354,238 shares issued and outstanding at December 31, 2023	160	156
Additional paid-in capital	1,390,549	1,355,195
Accumulated deficit	(1,699,991)	(1,698,615)
Accumulated other comprehensive loss	(2,052)	(3,031)
Total stockholders’ deficit	(311,334)	(346,295)
Total liabilities and stockholders’ deficit	$389,519	$471,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Collaborative arrangements revenue	$91,592	$113,739	$260,865	$325,182
Total revenues	91,592	113,739	260,865	325,182
Costs and expenses:
Research and development	29,827	32,985	86,030	80,409
Selling, general and administrative	36,113	36,046	110,682	119,647
Restructuring	16	4,685	2,520	17,696
Acquired in-process research and development	—	—	—	1,090,449
Total costs and expenses	65,956	73,716	199,232	1,308,201
Income (loss) from operations	25,636	40,023	61,633	(983,019)
Other income (expense):
Interest expense and other financing costs	(9,419)	(9,839)	(24,120)	(13,206)
Interest and investment income	1,152	1,748	3,690	17,777
Gain on derivatives	—	—	—	19
Other income (expense), net	(8,267)	(8,091)	(20,430)	4,590
Income (loss) before income taxes	17,369	31,932	41,203	(978,429)
Income tax expense	(13,723)	(17,982)	(42,579)	(51,385)
Net income (loss)	3,646	13,950	(1,376)	(1,029,814)
Less: Net loss attributable to noncontrolling interests	—	(1,371)	—	(28,662)
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$3,646	$15,321	$(1,376)	$(1,001,152)

Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders — basic	$0.02	$0.10	$(0.01)	$(6.45)
Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders — diluted	$0.02	$0.09	$(0.01)	$(6.45)

Weighted average shares used in computing net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders — basic:	159,706	155,886	158,810	155,240
Weighted average shares used in computing net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders — diluted:	160,232	186,891	158,810	155,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$3,646	$15,321	$(1,376)	$(1,001,152)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(1,021)	(307)	917	(307)
Defined benefit pension plan	(561)	(464)	62	(464)
Total other comprehensive income (loss), net of tax	(1,582)	(771)	979	(771)
Less: Other comprehensive loss attributable to noncontrolling interest	—	(19)	—	(19)
Comprehensive income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$2,064	$14,569	$(397)	$(1,001,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

					Accumulated	Ironwood
	Class A		Additional		other	Pharmaceuticals, Inc.		Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	Shares	Amount	capital	deficit	loss	equity (deficit)	interests	equity (deficit)
Balance at December 31, 2023	156,354,238	$156	$1,355,195	$(1,698,615)	$(3,031)	$(346,295)	$—	$(346,295)
Issuance of common stock related to share-based awards	2,602,885	3	10,058	—	—	10,061	—	10,061
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,385	—	—	8,385	—	8,385
Taxes paid related to net share settlement of share-based awards	—	—	(616)	—	—	(616)	—	(616)
Net loss	—	—	—	(4,162)	—	(4,162)	—	(4,162)
Other comprehensive income, net of tax	—	—	—	—	2,109	2,109	—	2,109
Balance at March 31, 2024	158,957,123	$159	$1,373,022	$(1,702,777)	$(922)	$(330,518)	$—	$(330,518)
Issuance of common stock related to share-based awards and employee stock purchase plan	781,878	1	749	—	—	750	—	750
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,570	—	—	8,570	—	8,570
Taxes paid related to net share settlement of share-based awards	—	—	(121)	—	—	(121)	—	(121)
Net loss	—	—	—	(860)	—	(860)	—	(860)
Other comprehensive income, net of tax	—	—	—	—	452	452	—	452
Balance at June 30, 2024	159,739,001	$160	$1,382,220	$(1,703,637)	$(470)	$(321,727)	$—	$(321,727)
Issuance of common stock related to share-based awards	276,887	—	—	—	—	—	—	—
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,329	—	—	8,329	—	8,329
Net income	—	—	—	3,646	—	3,646	—	3,646
Other comprehensive loss, net of tax	—	—	—	—	(1,582)	(1,582)	—	(1,582)
Balance at September 30, 2024	160,015,888	$160	$1,390,549	$(1,699,991)	$(2,052)	$(311,334)	$—	$(311,334)

					Accumulated	Ironwood
	Class A		Additional		other	Pharmaceuticals, Inc.		Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	Shares	Amount	capital	deficit	loss	equity (deficit)	interests	equity (deficit)
Balance at December 31, 2022	154,026,949	$154	$1,348,600	$(696,376)	$—	$652,378	$—	$652,378
Issuance of common stock related to share-based awards	1,319,154	1	1,628	—	—	1,629	—	1,629
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,131	—	—	7,131	—	7,131
Net income	—	—	—	45,714	—	45,714	—	45,714
Balance at March 31, 2023	155,346,103	$155	$1,357,359	$(650,662)	$—	$706,852	$—	$706,852
Issuance of common stock related to share-based awards and employee stock purchase plan	681,545	1	1,365	—	—	1,366	—	1,366
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,265	—	—	8,265	—	8,265
Noncontrolling interests on acquisition of VectivBio Holding AG	—	—	—	—	—	—	26,218	26,218
Net loss	—	—	—	(1,062,187)	—	(1,062,187)	(27,291)	(1,089,478)
Balance at June 30, 2023	156,027,648	$156	$1,366,989	$(1,712,849)	$—	$(345,704)	$(1,073)	$(346,777)
Issuance of common stock related to share-based awards	98,028	—	13	—	—	13	—	13
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	7,906	—	—	7,906	—	7,906
Net income (loss)	—	—	—	15,321	—	15,321	(1,371)	13,950
Other comprehensive loss, net of tax	—	—	—	—	(752)	(752)	(19)	(771)
Balance at September 30, 2023	156,125,676	$156	$1,374,908	$(1,697,528)	$(752)	$(323,216)	$(2,463)	$(325,679)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,376)	$(1,029,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,526	1,063
Loss on disposal of property and equipment	75	—
Share-based compensation expense	25,284	23,301
Change in fair value of note hedge warrants	—	(19)
Non-cash interest expense	1,489	1,473
Acquired in-process research and development	—	1,090,449
Deferred income taxes	26,986	41,316
Changes in assets and liabilities:
Accounts receivable, net	52,920	5,501
Prepaid expenses and other current assets	(2,179)	(1,881)
Operating lease right-of-use assets	1,156	1,067
Other assets	(971)	(354)
Accounts payable and accrued expenses	(14,456)	24,927
Accrued research and development costs	(11,923)	(11,470)
Operating lease liabilities	(1,614)	(1,479)
Other liabilities	11,418	3,513
Net cash provided by operating activities	88,335	147,593
Cash flows from investing activities:
Purchases of property and equipment	(142)	(62)
Acquisition of VectivBio Holding AG, net of cash acquired	—	(1,022,068)
Net cash used in investing activities	(142)	(1,022,130)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	10,810	5,359
Taxes paid related to net share settlement of share-based awards	(737)	—
Repayment of 2024 Convertible Notes	(200,000)	—
Proceeds from revolving credit facility	150,000	400,000
Costs associated with revolving credit facility	(2,156)	(2,295)
Repayments of revolving credit facility	(50,000)	(75,000)
Net cash provided by (used in) financing activities	(92,083)	328,064
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(53)	(3)
Net decrease in cash, cash equivalents and restricted cash	(3,943)	(546,476)
Cash, cash equivalents and restricted cash, beginning of period	92,154	657,938
Cash, cash equivalents and restricted cash, end of period	$88,211	$111,462

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$88,211	$110,164
Restricted cash	—	1,298
Total cash, cash equivalents, and restricted cash	$88,211	$111,462

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

LINZESS® (linaclotide), the Company’s commercial product, is the first product approved by the United States Food and Drug Administration (the “U.S. FDA”) in a class of GI medicines called guanylate cyclase type C agonists (“GC-C agonists”) and is indicated for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”) and for pediatric patients ages 6-17 years-old suffering from functional constipation (“FC”). LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States (the “U.S.”), Mexico and Saudi Arabia, adult men and women suffering from IBS-C or chronic constipation in Japan, and IBS-C in China, and pediatric patients ages 6-17 years old with FC in the U.S. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

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

The Company had a collaboration and license option agreement (the “COUR Collaboration Agreement”) with COUR Pharmaceutical Development Company, Inc. (“COUR”), a biotechnology company developing novel immune-modifying nanoparticles to treat autoimmune diseases. The COUR Collaboration Agreement granted the Company an option (the “Option”) to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a potential treatment for primary biliary cholangitis (“PBC”), a rare autoimmune disease targeting the liver. In the third quarter of 2024, the Company received from COUR the topline data from COUR’s Phase II clinical study for the treatment of PBC. In September 2024, the Company notified COUR of the decision not to exercise the option to acquire an exclusive license to CNP-104. As a result, the collaboration and license option agreement between the Company and COUR has terminated, and the Company retains no rights and has no obligations related to CNP-104.

These and other agreements are more fully described in Note 5, Collaboration, License and Other Agreements, to these condensed consolidated financial statements.

The Company is advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as interstitial cystitis / bladder pain syndrome (“IC/BPS”) and endometriosis. The Company has decided to end further recruitment for the Phase II proof of concept study in IC/BPS and analyze the data once all currently enrolled patients complete the full 12-week study assessment, which will inform the next steps on the program.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of September 30, 2024, and the results of its operations for the three and nine months ended September 30, 2024 and 2023, its statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2024 include the accounts of Ironwood and its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation, Ironwood Pharmaceuticals GmbH, VectivBio AG, GlyPharma Therapeutic Inc. (“GlyPharma”), and VectivBio US, Inc. All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2023 Annual Report on Form 10-K. During the three and nine months ended September 30, 2024, the Company did not adopt any additional significant accounting policies.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2024 that had a material effect on its condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2024-03 may have on its disclosures in its condensed consolidated financial statements.

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

Acquisition-related expenses include direct and incremental costs incurred in connection with the transaction, including integration-related professional services and employee retention-related benefits. Acquisition-related expenses exclude transaction costs included in the computation of total consideration paid. The Company tracked and disclosed acquisition-related expenses incurred through the end of the second quarter of 2024. For the six months ended June 30, 2024, the Company incurred acquisition-related expenses of $3.6 million, of which $1.1 million were included in selling, general and administrative expenses and $2.5 million were included in restructuring expense within the Company’s condensed consolidated statement of income (loss). The Company incurred acquisition-related expenses of $8.5 million and $53.8 million, respectively, for the three and nine months ended September 30, 2023, of which $3.7 million and $24.5 million, respectively, were included in selling, general and administrative expenses, $0.2 million and $15.0 million, respectively, were included in research and development expenses, and $4.7 million and $14.2 million, respectively, were included in restructuring expenses within the Company’s condensed consolidated statement of income (loss).

Intangible assets are comprised of the assembled workforce and are amortized on a straight-line basis over an estimated useful life of five years. The Company recognized $0.2 million and $0.6 million of amortization expense during the three and nine months ended September 30, 2024, respectively. The Company recognized $0.2 million of amortization expense during each of the three and nine months ended September 30, 2023. The net carrying value of the assembled workforce was $3.1 million and $3.7 million as of September 30, 2024 and December 31, 2023, respectively. Future annual amortization expense will be $0.8 million for each of the years ending December 31, 2024 through December 31, 2027 and $0.4 million for the year ended December 31, 2028.

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024(1)	2023(1)
Numerator:
Net income (loss)	$3,646	$13,950	$(1,376)	$(1,029,814)
Less: Net loss attributable to noncontrolling interests	—	(1,371)	—	(28,662)
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	3,646	15,321	(1,376)	(1,001,152)

Add back interest expense, net of tax benefit, on assumed conversion of 2024 Convertible Notes	—	448	—	—
Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	—	669	—	—
Numerator used in computing net income (loss) per share — diluted	$3,646	$16,438	$(1,376)	$(1,001,152)

Denominator:
Weighted average number of common shares outstanding used in computing net income (loss) per share — basic	159,706	155,886	158,810	155,240
Effect of dilutive securities:
Stock options	—	88	—	—
Time-based restricted stock units	49	445	—	—
Performance-based restricted stock units	439	573	—	—
Restricted stock	21	24	—	—
Shares subject to issuance under Employee Stock Purchase Plan	17	7	—	—
2024 Convertible Notes assumed conversion	—	14,934	—	—
2026 Convertible Notes assumed conversion	—	14,934	—	—

Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income (loss) per share — diluted	160,232	186,891	158,810	155,240
Net income (loss) per share — basic	$0.02	$0.10	$(0.01)	$(6.45)
Net income (loss) per share — diluted	$0.02	$0.09	$(0.01)	$(6.45)
(1)	During each of the nine months ended September 30, 2024 and 2023, the Company was in a net loss position and therefore did not differentiate basic and diluted earnings per share.

The outstanding securities set forth in the following table have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	4,678	4,744	4,906	4,896
Time-based restricted stock units	5,327	1,626	1,994	1,042
Performance-based restricted stock units	—	216	66	164
Note Hedge Warrants	—	—	—	3,364
2026 Convertible Notes	14,934	—	14,934	—
Total	24,939	6,586	21,900	9,466

There was no dilutive impact of the 2024 Convertible Notes (as defined below) for the three and nine months ended September 30, 2024 because the Company had elected prior to the beginning of the period to settle the conversion of 2024 Convertible Notes, if any, with a combination settlement of a cash payment equal to the principal value of converted notes and shares of Class A Common Stock equal to the conversion value in excess of the principal value, if any (Note 9). Accordingly, interest expense was not removed from the numerator and there was no calculated spread added to the denominator because the average market price of the Company’s Class A Common Stock during the period was not in excess of the conversion price.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Arrangements Revenue	2024	2023	2024	2023
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$89,426	$110,730	$254,035	$318,548
AbbVie (Europe and other)	807	714	2,346	2,071
AstraZeneca (China, including Hong Kong and Macau)	91	174	286	386
Astellas (Japan)	413	432	1,200	1,305
Other Agreements:
Asahi Kasei Pharma Corporation (apraglutide)	633	934	1,902	997
Other	222	755	1,096	1,875
Total collaborative arrangements revenue	$91,592	$113,739	$260,865	$325,182

Accounts receivable, net, included $76.2 million and $129.1 million primarily related to collaborative arrangements revenue as of September 30, 2024 and December 31, 2023, respectively. Accounts receivable, net, included $75.1 million and $112.6 million due from the Company’s partner, AbbVie, net of $3.6 million and $4.3 million of accounts payable, as of September 30, 2024 and December 31, 2023, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company did not experience any material losses related to receivables from its license or collaboration partners during the three and nine months ended September 30, 2024 and 2023.

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

During the three and nine months ended September 30, 2024, the Company incurred $1.7 million and $5.2 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and nine months ended September 30, 2023, the Company incurred $1.7 million and $5.1 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $2.0 million and $7.2 million in incremental research and development costs during the three and nine months ended September 30, 2024, respectively, and incurred $2.9 million and $9.0 million in incremental research and development costs during the three and nine months ended September 30, 2023, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

During the three and nine months ended September 30, 2024, the Company recognized a $5.0 million and $43.0 million reduction to collaboration revenue, respectively, as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates. Excluding the changes in estimates, net loss per share – basic and net loss per share – diluted each would have been $0.05 for the three months ended September 30, 2024, and would have been $0.19 and $0.17, respectively, for the nine months ended September 30, 2024.

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$88,886	$110,089	$252,016	$316,476
Royalty revenue	540	641	2,019	2,072
Total collaborative arrangements revenue	$89,426	$110,730	$254,035	$318,548

The Company incurred $9.7 million and $29.3 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and nine months ended September 30, 2024, respectively. The Company incurred $9.5 million and $28.8 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and nine months ended September 30, 2023, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.5 million and $2.0 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2024, respectively. The Company recognized $0.6 million and $2.1 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2023, respectively.

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

Under the license agreement, as amended, AbbVie is obligated to pay the Company, (i) royalties based on sales volume in Europe in the upper-teens percent, and (ii) on a country-by-country and product-by-product basis in the Expanded Territory, a royalty as a percentage of net sales of products containing linaclotide as an active ingredient in the upper-single digits for five years following the first commercial sale of a linaclotide product in a country, and in the low-double digits thereafter. The royalty rate for products in Europe and the Expanded Territory will decrease, on a country-by-country basis, to the lower-single digits, or cease entirely, following the occurrence of certain events. The license agreement also contains certain sales-based milestones and commercial launch milestones, which could total up to $42.5 million. The Company recognized $0.8 million and $2.3 million of royalty revenue during the three and nine months ended September 30, 2024, respectively. The Company recognized $0.7 million and $2.1 million of royalty revenue during the three and nine months ended September 30, 2023, respectively.

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

The Company recognized $0.4 million and $1.2 million of royalty revenue during the three and nine months ended September 30, 2024, respectively. The Company recognized $0.4 million and $1.3 million of royalty revenue during the three and nine months ended September 30, 2023, respectively.

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

The Company recognized an insignificant amount and $0.3 million of royalty revenue during the three and nine months ended September 30, 2024. The Company recognized $0.2 million and $0.4 million of royalty revenue during the three and nine months ended September 30, 2023, respectively.

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

The Company recognized $0.6 million and $1.9 million of revenue related to development activities during the three and nine months ended September 30, 2024, respectively, and $0.9 million and $1.0 million during the three and nine months ended September 30, 2023. As of September 30, 2024, deferred revenue of $1.9 million is reported within accrued expenses and other current liabilities and $2.4 million is reported within other liabilities (Note 8) on the condensed consolidated balance sheets. Deferred revenue and future payments received related to development activities are expected to be recognized over the course of the development activities, which are expected to occur through 2028.

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

Other Collaboration and License Agreements

Collaboration and License Option Agreement with COUR

In November 2021, the Company entered into the COUR Collaboration Agreement, pursuant to which the Company was granted the Option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 for the treatment of PBC. COUR has initiated a Phase II clinical study to evaluate the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 in PBC patients. After reviewing the data from the clinical study for CNP-104, the Company had the right to exercise the Option and pay COUR $35.0 million in exchange for the license, subject to the Company’s right to apply a credit against such payment as described below.

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

In the third quarter of 2024, the Company received from COUR the topline data from COUR’s Phase II clinical study for the treatment of PBC. On September 27, 2024, the Company notified COUR of its decision not to exercise the option to acquire an exclusive license to CNP-104. As a result, the collaboration and license option agreement between the Company and COUR has terminated, and the Company retains no rights and has no obligations related to CNP-104.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets and liabilities the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$30,636	$30,636	$—	$—
U.S. Treasury securities	7,295	—	7,295	—
Commercial paper	10,916	—	10,916	—
Total assets measured at fair value	$48,847	$30,636	$18,211	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$45,939	$45,939	$—	$—
U.S. Treasury securities	10,507	—	10,507	—
Commercial paper	2,240	—	2,240	—
Total assets measured at fair value	$58,686	$45,939	$12,747	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at September 30, 2024 and December 31, 2023 are carried at amounts that approximate fair value due to their short-term maturities.

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

In June 2024, the Company repaid the aggregate principal amount of the 2024 Convertible Notes upon maturity (Note 9). The estimated fair value of the 2024 Convertible Notes was $209.6 million as of December 31, 2023. The estimated fair value of the 2026 Convertible Notes was $176.6 million and $217.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

7. Leases

The Company’s lease portfolio for the three and nine months ended September 30, 2024 includes office leases for its current headquarters location and other locations, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s headquarters office lease and vehicle leases require letters of credit totaling $1.2 million to secure the Company’s obligations under the lease agreements. The letters of credit are maintained under a subfacility of the revolving credit agreement (Note 9).

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$627	$627	$1,880	$1,880
Short-term lease cost	335	314	1,080	854
Total lease cost	$962	$941	$2,960	$2,734

Supplemental information related to leases for the periods reported is as follows:

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,338	$2,292
Weighted-average remaining lease term of operating leases (in years)	5.7	6.7
Weighted-average discount rate of operating leases	5.8%	5.8%

Summer Street Lease

In June 2019, the Company entered into a non-cancelable operating lease (the “Summer Street Lease”) for approximately 39,000 square feet of office space on the 23rd floor of 100 Summer Street, Boston, Massachusetts, which has been the Company’s headquarters since October 2019. The Summer Street Lease terminates on June 11, 2030 and includes a 2% annual rent escalation, free rent periods, a tenant improvement allowance, and an option to extend the term of the lease for an additional five years at a market base rental rate. The extension option is not included in the lease term used for the measurement of the lease, as it is not reasonably certain to be exercised. The lease expense, inclusive of the escalating rent payments and lease incentives, is recognized on a straight-line basis over the lease term.

At lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At September 30, 2024, the balances of the right-of-use asset and operating lease liability were $11.4 million and $16.1 million, respectively. At December 31, 2023, the balances of the right-of-use asset and operating lease liability were $12.6 million and $17.7 million, respectively.

Lease costs recorded during the three and nine months ended September 30, 2024 were $0.6 million and $1.9 million, respectively.

Future minimum lease payments under the Summer Street Lease as of September 30, 2024 are as follows (in thousands):

2024 (1)	$788
2025	3,189
2026	3,252
2027	3,317
2028	3,384
2029 and thereafter	4,902
Total future minimum lease payments	18,832
Less: present value adjustment	(2,777)
Operating lease liabilities	16,055
Less: current portion of operating lease liabilities	(3,173)
Operating lease liabilities, net of current portion	$12,882
(1)	For the three months ending December 31, 2024.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$15,490	$19,937
Accrued interest	6,158	5,953
Accrued restructuring liabilities	3,112	8,303
Accrued taxes	986	1,244
Other	7,820	8,817
Total accrued expenses and other current liabilities	$33,566	$44,254

As of September 30, 2024 other accrued expenses of $7.8 million were comprised primarily of $5.8 million of uninvoiced vendor liabilities and $1.9 million of deferred revenue (Note 5). As of December 31, 2023, other accrued expenses of $8.8 million were comprised primarily of $6.1 million of uninvoiced vendor liabilities and $2.6 million of deferred revenue.

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

The Company accounts for convertible debt instruments as a single liability measured at amortized cost.

The Company’s outstanding balances for the convertible senior notes consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Principal:
2024 Convertible Notes	$—	$200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt issuance costs	(1,183)	(2,131)
Net carrying amount	$198,817	$397,869

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective annual interest rate of the 2024 Convertible Notes for the period from the date of issuance through maturity was 1.2%. The effective annual interest rate of the 2026 Convertible Notes for the period from the date of issuance through September 30, 2024 was 1.9%. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to convertible senior notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Contractual interest expense	$750	$1,125	$2,938	$3,375
Amortization of debt issuance costs	170	405	948	1,212
Total interest expense	$920	$1,530	$3,886	$4,587

Future minimum payments under the convertible senior notes as of September 30, 2024, are as follows (in thousands):

2024 (1)	$1,500
2025	3,000
2026	201,500
Total future minimum payments under the convertible senior notes	206,000
Less: amounts representing interest	(6,000)
Less: unamortized debt issuance costs	(1,183)
Convertible senior notes balance	$198,817
(1)	For the three months ending December 31, 2024.

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

Revolving Credit Facility

In May 2023, in connection with the VectivBio Acquisition, the Company entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent (in such capacity, the “Agent”), collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto (collectively, the “Lenders”). In September 2024, the Company, the Agent and the Lenders entered into a first amendment to the revolving credit agreement (as amended from time to time, the “Revolving Credit Agreement”) to, among other things, increase the quantum of the Revolving Credit Facility from $500.0 million to $550.0 million, extend the maturity date, and increase the Company’s permitted maximum consolidated secured net leverage ratio.

The Revolving Credit Agreement provides for a $550.0 million secured revolving credit facility (the "Revolving Credit Facility”), which includes a $10.0 million letter of credit subfacility, and loans made thereunder will mature on the earliest to occur of (i) December 31, 2028 or (ii) the date that is 91 days prior to the stated maturity date of the Company’s existing convertible notes then outstanding, unless, in the case of clause (ii), the Company’s minimum liquidity equals or exceeds certain agreed levels.

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement). The Company is required to maintain a maximum consolidated secured net leverage ratio of 3.50 to 1.00 until the end of the final quarter of 2025 (the “Initial Period”), (ii) 3.25 to 1.00 until the end of the first quarter of 2026 (the “Interim Period”) and (iii) 3.00 to 1.00 thereafter, and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to (i) 4.00 to 1.00 during the Initial Period, (ii) 3.75 to 1.00 during the Interim Period and (iii) 3.50 to 1.00 thereafter, in each case for up to four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of September 30, 2024, the Company was in compliance with all covenants under the Revolving Credit Agreement.

In connection with the initial execution of the Revolving Credit Agreement during the second quarter of 2023 and the amendment executed in the third quarter of 2024, the Company incurred $2.9 million and $2.2 million of debt issuance costs, respectively, which consisted primarily of lender fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $4.1 million and $2.4 million at September 30, 2024 and December 31, 2023, respectively.

The outstanding principal balance on the revolving credit facility was $400.0 million and $300.0 million as of September 30, 2024 and December 31, 2023, respectively.

The following table sets forth total interest expense recognized related to the Revolving Credit Agreement (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Contractual interest expense	$8,308	$8,054	$19,905	$8,269
Amortization of debt issuance costs	180	180	541	262
Other financing costs	13	75	38	88
Total interest expense	$8,501	$8,309	$20,484	$8,619

10. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Share-based compensation expense:
Research and development	$1,714	$1,545	$5,760	$15,655
Selling, general and administrative	6,615	6,361	19,524	34,283
Restructuring	—	—	—	911
Total share-based compensation expense included in operating expenses	8,329	7,906	25,284	50,849
Income tax benefit	840	850	2,853	2,069
Total share-based compensation expense, net of tax	$7,489	$7,056	$22,431	$48,780

In connection with the VectivBio Acquisition, the Company incurred $27.5 million of share-based compensation expense during the nine months ended September 30, 2023 related to the vesting acceleration and settlement of outstanding VectivBio stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, of which $11.3 million was recorded within research and development expense and $16.2 million was recorded within selling, general and administrative expenses, respectively.

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

During the three and nine months ended September 30, 2024 the Company recorded income tax expense of $13.7 million and $42.6 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded income tax expense of $18.0 million and $51.4 million, respectively. Due to the Company's ability to offset its pre-tax income against net operating losses, the majority of its tax provision is expected to represent a non-cash expense until its net operating losses have been fully utilized.

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

In June 2023, the Company commenced the elimination of certain positions in connection with the VectivBio Acquisition. The majority of the eliminations were substantially completed during the year ended December 31, 2023. During the three and nine months ended September 30, 2024, the Company incurred an insignificant amount and $2.5 million of restructuring expenses, respectively. During the three and nine months ended September 30, 2023, the Company incurred $4.7 million and $14.3 million of restructuring expenses, respectively. The restructuring expenses are comprised primarily of employee severance, benefits, and related costs.

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

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, or GC-C agonists, and is indicated for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC, and for pediatric patients ages 6-17 years-old suffering from functional constipation, or FC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., Mexico, and Saudi Arabia, adult men and women suffering from IBS-C or chronic constipation in Japan, and IBS-C in China, and pediatric patients ages 6-17 with FC in the U.S. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

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

In June 2023, we completed a tender offer to purchase 98% of the outstanding ordinary shares of VectivBio Holding AG, or the VectivBio Acquisition. In December 2023, we completed a squeeze-out merger under Swiss law to acquire all remaining shares and VectivBio Holding AG was merged with and into Ironwood Pharmaceuticals GmbH, our wholly-owned subsidiary organized under the laws of Switzerland. The VectivBio Acquisition was partially funded with $400.0 million of borrowings under a new revolving credit facility, or the Revolving Credit Facility, as further described in Note 9, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Through the acquisition, we are advancing apraglutide, a next-generation, synthetic peptide analog of glucagon-like peptide-2, or GLP-2, for rare gastrointestinal diseases, including short bowel syndrome with intestinal failure, or SBS-IF.

In November 2021, we entered into a collaboration and license option agreement, or the COUR Collaboration Agreement, with COUR Pharmaceutical Development Company, Inc., or COUR, that granted us an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle, for the treatment of primary biliary cholangitis, or PBC. In the third quarter of 2024, we received from COUR the topline data from COUR’s Phase II Clinical study for the treatment of PBC. In September 2024, we notified COUR of our decision not to exercise the option to acquire an exclusive license to CNP-104. As a result, the collaboration and license option agreement between COUR and us has terminated, and we retain no rights and have no obligations related to CNP-104.

We are also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as interstitial cystitis / bladder pain syndrome, or IC/BPS, and endometriosis. We have decided to end further recruitment for the Phase II proof of concept study in IC/BPS and analyze the data once all currently enrolled patients complete the full 12-week study assessment, which will inform the next steps on the program.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates. For the three and nine months ended September 30, 2024, we recorded net income of $3.6 million and net loss of $1.4 million, respectively. For the three and nine months ended September 30, 2023, we recorded net income of $14.0 million and net loss of approximately $1.0 billion, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $1.7 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

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

CNP-104. Through the COUR Collaboration Agreement, we and COUR developed CNP-104 for the treatment of PBC, a rare autoimmune disease targeting the liver. In the third quarter of 2024, we received from COUR the topline data from COUR’s Phase II Clinical study for the treatment of PBC. In September 2024, we notified COUR of our decision not to exercise the option to acquire an exclusive license to CNP-104. As a result, the COUR Collaboration Agreement has terminated, and we retain no rights and have no obligations related to CNP-104.

IW-3300. We are advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as IC/BPS and endometriosis. In September 2024, we decided to end further recruitment for the Phase II proof of concept study in IC/BPS and analyze the data once all currently enrolled patients complete the full 12-week study assessment, which will inform the next steps on the program.

Early research and development. Our early research and development efforts have been focused on supporting our development stage GI programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating external development-stage GI programs.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2024 and 2023, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Linaclotide(1)	$4,313	$5,120	$13,760	$16,380
Apraglutide(2)	20,382	19,415	56,485	34,895
IW-3300	3,421	4,128	10,306	12,104
CNP-104(3)	619	968	4,119	8,003
Early research and development(4)	1,092	3,354	1,360	9,027
Total research and development expenses	$29,827	$32,985	$86,030	$80,409
(1)	Includes linaclotide in all indications, populations and formulation.
(2)	Includes $11.4 million of share-based compensation expense and $3.5 million of employer payroll tax expense recognized immediately after the closing of the VectivBio Acquisition in the second quarter of 2023 in connection with the vesting acceleration and settlement of outstanding stock options and RSUs.
(3)	Includes $6.0 million up-front payment recognized in the second quarter of 2023 in connection with the amendment to the COUR Collaboration Agreement.
(4)	Includes $4.8 million reduction to research and development expense recognized in the first quarter of 2024 in connection with the settlement of a license-related contract liability.

The lengthy process of securing regulatory approvals for new drugs, including apraglutide, requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

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

During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting policies as reported in our 2023 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$91,592	$113,739	$260,865	$325,182
Total revenues	91,592	113,739	260,865	325,182
Costs and expenses:
Research and development	29,827	32,985	86,030	80,409
Selling, general and administrative	36,113	36,046	110,682	119,647
Restructuring	16	4,685	2,520	17,696
Acquired in-process research and development	—	—	—	1,090,449
Total costs and expenses	65,956	73,716	199,232	1,308,201
Income (loss) from operations	25,636	40,023	61,633	(983,019)
Other income (expense):
Interest expense and other financing costs	(9,419)	(9,839)	(24,120)	(13,206)
Interest and investment income	1,152	1,748	3,690	17,777
Gain on derivatives	—	—	—	19
Other income (expense), net	(8,267)	(8,091)	(20,430)	4,590
Income (loss) before income taxes	17,369	31,932	41,203	(978,429)
Income tax expense	(13,723)	(17,982)	(42,579)	(51,385)
Net income (loss)	3,646	13,950	(1,376)	(1,029,814)
Less: Net loss attributable to noncontrolling interests	—	(1,371)	—	(28,662)
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$3,646	$15,321	$(1,376)	$(1,001,152)

Three and nine months ended September 30, 2024 compared to three and nine months ended September 30, 2023

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2024	2023		$2024	2023	$

	(in thousands)			(in thousands)
Revenues:
Collaborative arrangements revenue	$91,592	$113,739	$(22,147)	$260,865	$325,182	$(64,317)
Total revenues	$91,592	$113,739	$(22,147)	$260,865	$325,182	$(64,317)

Collaborative Arrangements Revenue. The decrease in collaborative arrangements revenue of $22.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily related to a $21.2 million decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by decreased net price (including a $5.0 million reduction to collaboration revenue as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates), partially offset by increases from prescription demand.

The decrease in collaborative arrangements revenue of $64.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily related to a $64.5 million decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by decreased net price (including a $43.0 million reduction to collaboration revenue as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates), partially offset by increases from prescription demand and inventory channel fluctuations.

Costs and Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2024	2023		$2024	2023	$

	(in thousands)			(in thousands)
Costs and expenses:
Research and development	$29,827	$32,985	$(3,158)	$86,030	$80,409	$5,621
Selling, general and administrative	36,113	36,046	67	110,682	119,647	(8,965)
Restructuring	16	4,685	(4,669)	2,520	17,696	(15,176)
Acquired in-process research and development	—	—	—	—	1,090,449	(1,090,449)
Total costs and expenses	$65,956	$73,716	$(7,760)	$199,232	$1,308,201	$(1,108,969)

Research and Development Expenses. The decrease in research and development expenses of $3.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily related to a $1.2 million decrease in external apraglutide costs, a $1.0 million decrease in external linaclotide costs, and a $0.6 million decrease in compensation, benefits, and other employee-related expenses.

The increase in research and development expenses of $5.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily related to a $25.7 million increase in external apraglutide costs, a $4.7 million increase in compensation, benefits, and other employee-related expenses, and a $2.0 million increase related to an agreement with COUR to increase the CNP-104 clinical study budget, partially offset by $11.3 million of share-based compensation expense and $3.5 million in related payroll taxes recognized in the second quarter of 2023 immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, a $6.0 million payment to COUR in the second quarter of 2023 related to CNP-104 in connection with the amendment of the COUR Collaboration Agreement, and a $4.8 million reduction to research and development expense in connection with the settlement of a license-related contract liability.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by an insignificant amount for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Selling, general and administrative expenses decreased by $9.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to $16.2 million of share-based compensation expense and $3.0 million in related payroll taxes recognized immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, partially offset by a $5.2 million increase in professional services costs (including $7.0 million related to the commercial launch of apraglutide, if approved), and a $3.4 million increase in compensation, benefits, and other employee-related expenses.

Restructuring Expenses. Restructuring expenses during each of the three and nine months ended September 30, 2024 and September 30, 2023 include restructuring initiatives that commenced in June 2023 in connection with the VectivBio Acquisition and restructuring expenses during the nine months ended September 30, 2023 include a headquarters-based workforce reduction that commenced in April 2023. Both restructuring initiatives are more fully described in Note 12, Workforce Reductions and Restructuring.

Acquired In-Process Research and Development. We incurred approximately $1.1 billion of expense during the nine months ended September 30, 2023 in connection with the VectivBio Acquisition to acquire apraglutide.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2024	2023		$2024	2023	$

	(in thousands)			(in thousands)
Other income (expense):
Interest expense and other financing costs	$(9,419)	$(9,839)	$420	$(24,120)	$(13,206)	$(10,914)
Interest and investment income	1,152	1,748	(596)	3,690	17,777	(14,087)
Gain on derivatives	—	—	—	—	19	(19)
Total other income (expense), net	$(8,267)	$(8,091)	$(176)	$(20,430)	$4,590	$(25,020)

Interest Expense and Other Financing Costs. Interest expense decreased by $0.4 million for three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease of $0.4 million in coupon interest expenses associated with the 2024 Convertible Notes, which were fully repaid upon maturity in June 2024.

Interest expense increased by $10.9 million for nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase of $11.6 million of interest expense incurred under the revolving credit facility used to partially finance the VectivBio Acquisition in June 2023.

Interest and Investment Income. Interest and investment income decreased by $0.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily from a decrease in cash and investment balances following the VectivBio Acquisition in September 2023.

Interest and investment income decreased by $14.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily from a decrease in cash and investment balances following the VectivBio Acquisition in June 2023.

Gain on Derivatives. For the nine months ended September 30, 2023, we recorded an insignificant gain on derivatives resulting from a decrease in the fair value of our note hedge warrants, which terminated unexercised upon expiry during April 2023.

Income Tax Expense. For the three and nine months ended September 30, 2024, we recorded income tax expense of $13.7 million and $42.6 million, respectively. For the three and nine months ended September 30, 2023, we recorded income tax expense of $18.0 million and $51.4 million, respectively. Due to our ability to utilize our net operating losses to offset federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense until our net operating losses have been fully utilized.

Liquidity and Capital Resources

As of September 30, 2024, we had $88.2 million of cash and cash equivalents. Our cash equivalents include amounts held in money market funds, U.S. Treasury securities and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

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

Sources of Liquidity

We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of September 30, 2024, our debt is comprised of $200.0 million aggregate principal amount of convertible notes, due in 2026, and $400.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 to partially finance the VectivBio Acquisition. The Revolving Credit Facility provides for $550.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 9, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net cash provided by (used in):
Operating activities	$9,885	$32,459	$88,335	$147,593
Investing activities	(16)	(22,625)	(142)	(1,022,130)
Financing activities	(27,156)	(74,988)	(92,083)	328,064
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	(3)	(53)	(3)
Net decrease in cash, cash equivalents and restricted cash	$(17,313)	$(65,157)	$(3,943)	$(546,476)

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income (loss) for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations.

Net cash inflows for the three and nine months ended September 30, 2024 totaled $9.9 million and $88.3 million, respectively, and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S. Net cash inflows for the three and nine months ended September 30, 2023 were $32.5 million and $147.6 million, respectively, and were primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the three and nine months ended September 30, 2024 was insignificant and pertained to the purchase of property and equipment. Cash used in investing activities for the three and nine months ended September 30, 2023 was $22.6 million and approximately $1.0 billion, respectively, and pertained primarily to the VectivBio Acquisition.

Cash Flows from Financing Activities

Cash used in financing activities for the three and nine months ended September 30, 2024 totaled $27.2 million and $92.1 million, respectively. Cash used in financing activities during the three months ended September 30, 2024 was comprised primarily of a $25.0 million repayment on the Revolving Credit Facility. Cash used in financing activities during the nine months ended September 30, 2024 was comprised primarily of the repayment of $200.0 million aggregate principal on the 2024 Convertible Notes upon their maturity in June 2024, partially offset by $100.0 million of net borrowings under the Revolving Credit Facility and $10.8 million from stock option exercises and employee stock purchases.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other products, including apraglutide, and invest in building our pipeline through internal or external opportunities. We believe that our cash on hand as of September 30, 2024 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our 2023 Annual Report on Form 10-K and Note 2, Summary of Significant Accounting Policies, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and nine months ended September 30, 2024 that had a material effect on our condensed consolidated financial statements included in this report.

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

We are exposed to market risks related to fluctuations in interest rates relating to our secured $550.0 million Revolving Credit Facility. The increase or decrease in annual interest expense resulting from a 10% increase or decrease in the applicable interest rate is $3.2 million.

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

During the third quarter of 2024, we implemented a new global enterprise resource planning (“ERP”) system. The implementation of the system will continue through early 2025. The ERP replaces the existing financial systems we have historically relied on. Throughout the implementation, we are reassessing our processes and procedures, which may result in changes to our internal control over financial reporting.

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

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1†

Amendment No. 1 to Revolving Credit Agreement, dated September 27, 2024, by and among Ironwood Pharmaceuticals, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on September 30, 2024.

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

Ironwood Pharmaceuticals, Inc.

Date: November 7, 2024	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ RONALD SILVER
Ronald Silver
Vice President, Corporate Controller
(Principal Accounting Officer)