Form 10-K
period 2024-12-31
IRONWOOD PHARMACEUTICALS INC
filed 2025-03-31
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2024: $916,974,495

As of February 28, 2025, there were 161,809,432 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement to be filed for our 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

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
●	our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting;
●	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the capped call transactions described herein;
●	asset impairments, and the drivers thereof, and purchase commitments;
●	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing; trends and challenges in our potential markets; trends and challenges in our potential markets; and our ability to attract, motivate and retain key personnel; and
●	other factors discussed elsewhere in this Annual Report on Form 10-K.

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

Summary of Risks Associated with our Business

Our business is subject to a number of risks, which are discussed more fully under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks include the following:

●	We are highly dependent on the commercial success of LINZESS® (linaclotide) in the United States, or the U.S., for the foreseeable future.
●	We are subject to uncertainty relating to pricing and reimbursement policies in the U.S., including recent and future healthcare reform measures, which, if not favorable for our products, could hinder or prevent our products’ commercial success.
●	Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success.
●	We cannot give any assurance that apraglutide will receive regulatory approval, which is necessary before it can be commercialized.
●	The regulatory approval processes in the U.S., in the E.U. and in other foreign jurisdictions are onerous, lengthy, time consuming, expensive and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for apraglutide or our other product candidates, our business will be harmed.
●	Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.

●	Delays in the completion of clinical testing of any of our products or product candidates could result in increased costs and delay or limit our ability to generate revenues.
●	We must work effectively and collaboratively with AbbVie Inc. (together with its affiliates) to market and sell LINZESS in the U.S., and must adapt our commercial model and market strategy to the evolving landscape for LINZESS to achieve its maximum commercial potential.

●	We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat.

●	Our products or product candidates may cause undesirable side effects or have other properties that could delay or prevent their development, create unpredictable clinical trial results, impact its regulatory approval or limit their commercial potential.

●	Even though LINZESS is approved by the U.S. Food and Drug Administration for use in adult and certain pediatric patients, post-approval development and regulatory requirements still remain, which may present additional challenges.

●	If we are unable to execute on our strategy to in-license or acquire externally developed products or product candidates, or engage in other transactions with value creation potential, our business and prospects would be materially adversely affected.

●	We may be unable to maintain the benefits associated with orphan drug designation, including market exclusivity, which may harm our business.

●	If we are unable to successfully partner with other companies to develop and commercialize products and/or product candidates, our ability to grow would be impaired and our business would be adversely affected.

●	We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our corporate or product development or commercialization efforts.

●	Our indebtedness could adversely affect our financial condition or restrict our future operations.

●	We have identified material weaknesses in our internal control over financial reporting. If we are not able to remediate these material weaknesses, it could have an adverse effect on our business and financial results, and our ability to meet our reporting obligations could be negatively affected.

●	Our quarterly and annual operating results may fluctuate significantly.
●	Limitations on our ability to obtain patent protection and/or the patent rights relating to our products and our product candidates may limit our ability to prevent third parties from competing against us.

NOTE REGARDING TRADEMARKS

LINZESS® and CONSTELLA® are trademarks of Ironwood Pharmaceuticals, Inc. Any other trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners. All rights reserved.

PART I

Item 1.    Business

Our Company

We are a biotechnology company developing and commercializing life-changing therapies for people living with gastrointestinal, or GI, and rare diseases. We are focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, or GC-C agonists, and is indicated for adult men and women suffering from irritable bowel syndrome with constipation, or IBS-C, or chronic idiopathic constipation, or CIC, and for pediatric patients ages 6-17 years-old suffering from functional constipation, or FC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States, or the U.S., and Mexico, adult men and women suffering from IBS-C or chronic constipation in Japan, and adult men and women suffering from IBS-C in China, and pediatric patients ages 6-17 years old with FC in the U.S. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

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

We also aim to leverage our development and commercialization capabilities in GI to bring additional treatment options to GI patients.

Through our acquisition of VectivBio Holding AG, or VectivBio, in June 2023, or the VectivBio Acquisition, we are advancing apraglutide, a next-generation, synthetic long-acting peptide analog of glucagon-like peptide-2, or GLP-2, for short bowel syndrome patients, or SBS, who are dependent on parenteral support, or PS. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing parenteral support dependency in adult patients with SBS-IF. In January 2025, we initiated a rolling new drug application, or NDA, to the U.S. FDA for apraglutide for use in adult patients with SBS who are dependent on PS, and plan to submit marketing applications to other regulatory authorities as well.

In November 2021, we entered into a collaboration and license option agreement, or the COUR Collaboration Agreement, with COUR Pharmaceutical Development Company, Inc., or COUR, a biotechnology company developing novel immune-modifying nanoparticles to treat autoimmune diseases. The COUR Collaboration Agreement granted us an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a potential treatment for primary biliary cholangitis, or PBC, a rare autoimmune disease targeting the liver. In the third quarter of 2024, we received from COUR the topline data from COUR’s Phase II Clinical study for the treatment of PBC. In September 2024, we notified COUR of our decision not to exercise the option to acquire an exclusive license to CNP-104. As a result, COUR Collaboration Agreement has terminated, and we retain no rights and have no obligations related to CNP-104.

We are also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as interstitial cystitis / bladder pain syndrome, or IC/BPS, and endometriosis. In September 2024, we decided to end further recruitment for the Phase II proof of concept study in IC/BPS and analyze the data once all currently enrolled patients complete the full 12-week study assessment, which will inform the next steps in the program.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of apraglutide and our other product candidates.

Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.

Performance Against 2024 Core Priorities

In 2024, our GI-focused strategy, building on our commercial success and GI development capabilities, continued to focus on three core priorities: maximize LINZESS, advance our GI pipeline, and deliver sustained profits and generate cash flow.

Maximize LINZESS

●	We recognized $340.4 million in collaborative arrangements revenue related to sales of LINZESS in the U.S. during the year ended December 31, 2024, a decrease of $90.1 million compared to the year ended December 31, 2023. The decrease was primarily driven by a decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by decreased net price (including a $43.0 million reduction to collaboration revenue as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates), partially offset by increases from prescription demand.

Advance GI Pipeline

●	In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with SBS-IF, and in January 2025, we initiated a rolling NDA submission to the U.S. FDA for apraglutide for use in adult patients with SBS who are dependent on PS. We plan to submit marketing applications for other regulatory filings as well. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF.
●	Apraglutide has also been studied in patients with steroid-refractory gastrointestinal acute Graft versus Host Disease, or aGvHD, a life-threatening condition that occurs when immune cells from the donor attack a recipient’s healthy cells after an allogeneic hematopoietic stem cell transplant. In March 2024, we announced positive, primary results up to Day 91 for our Phase II exploratory trial, STARGAZE, which evaluated the safety and tolerability of once-weekly apraglutide in aGvHD patients treated with standard of care, including systemic corticosteroids and ruxolitinib. In December 2024, we decided to end further development of apraglutide for aGvHD to focus investment on other priorities.
●	We are advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as IC/BPS and endometriosis. In September 2024, we decided to end further recruitment for the Phase II proof of concept study in IC/BPS and analyze the data once all currently enrolled patients complete the full 12-week study assessment, which will inform the next steps in the program.

Deliver sustained profits and cash flow

●	We generated $103.5 million in cash from operations during the year ended December 31, 2024, ending the year with $88.6 million in cash and cash equivalents.

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

Linaclotide—U.S. In August 2012, the U.S. FDA approved LINZESS as a once daily treatment for adult men and women suffering from IBS-C (290 mcg dose) or CIC (145 mcg dose). We and AbbVie began commercializing LINZESS in the U.S. in December 2012. In January 2017, the U.S. FDA approved a 72 mcg dose of linaclotide for the treatment of adult men and women with CIC.

We and AbbVie continue to explore ways to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations, and formulations to assess its potential to treat various conditions. In September 2020, based on the Phase IIIb data of linaclotide 290 mcg on the overall abdominal symptoms of bloating, pain and discomfort, in adult patients with IBS-C, the U.S. FDA approved our supplemental new drug application to include a more comprehensive description of the effects of LINZESS in its approved label.

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

Linaclotide—Global. AbbVie has rights to develop and commercialize linaclotide in all countries worldwide other than China (including Hong Kong and Macau) and Japan. CONSTELLA is the first, and to date, only drug approved in the European Union, or E.U., for IBS-C. CONSTELLA first became commercially available in certain European countries beginning in 2013. AbbVie is commercializing CONSTELLA in a number of European countries, including the United Kingdom, Italy and Spain for adults with IBS-C.

AbbVie has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico as LINZESS. CONSTELLA became commercially available in Canada in 2014 for adults with IBS-C or CIC and in 2024 for pediatric patients ages 6-17 years-old with FC. LINZESS became commercially available in Mexico in 2014 for adults with IBS-C or CIC.

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

Apraglutide

Through the VectivBio Acquisition, we are advancing apraglutide, a next-generation, long-acting synthetic peptide analog of GLP-2, as a potentially differentiated therapeutic for SBS patients who are dependent on PS.

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

In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with SBS-IF. We are also conducting an open-label extension study, STARS Extend, to further assess safety of apraglutide in adult patients with SBS-IF. In January 2025, we initiated a rolling NDA submission for apraglutide for use in adult patients with SBS who are dependent on PS.

Apraglutide has also been studied in patients in patients with steroid-refractory GI aGvHD. In March 2024, we announced positive, primary results up to Day 91 for our Phase II exploratory trial, STARGAZE, which evaluated the safety and tolerability of once-weekly apraglutide in aGvHD patients treated with standard of care, including systemic corticosteroids and ruxolitinib. In December 2024, we decided to end further development of apraglutide for aGvHD to focus investment on other priorities.

IW-3300

We are also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as IC/BPS and endometriosis. In September 2024, we decided to end further recruitment for the Phase II proof of concept study in IC/BPS and analyze the data once all currently enrolled patients complete the full 12-week study assessment, which will inform the next steps in the program.

Collaborations and Partnerships

As part of our GI and rare disease focus, we have development and commercial capabilities that we plan to leverage as we seek to bring multiple medicines to patients. We intend to play an active role in the development and commercialization of our products in the U.S., either independently or with partners that have strong capabilities. We also intend to establish strong global brands by out-licensing development and commercialization rights to our products in other key territories to high-performing partners. We plan to seek collaborations that increase the value of our products by providing meaningful economics and incentives for us and any potential partner. We intend to continue to expand our expertise in GI by accessing innovative externally developed products and to leverage our existing capabilities to develop and commercialize these products in the U.S.

We have pursued a partnering strategy for commercializing linaclotide that has allowed us to focus our commercialization efforts in the U.S. and enabled partners with strong global capabilities to commercialize linaclotide in territories outside of the U.S.

The following chart shows our revenue for the U.S. and the rest of the world as a percentage of our total revenue for each of the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
U.S.	97.1%	97.8%	98.1%
Rest of world	2.9%	2.2%	1.9%
	100.0%	100.0%	100.0%

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

Collaboration Agreement for North America with AbbVie

In September 2007, we entered into a collaboration agreement with AbbVie to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, we received an upfront licensing fee, equity investment, and development and regulatory milestones, and we share equally with AbbVie all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. In addition, we receive royalties from AbbVie in the mid-teens percent based on net sales in Canada and Mexico. AbbVie is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs.

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

License Agreement for Japan with Astellas

In November 2009, we entered into a license agreement with Astellas to develop and commercialize linaclotide for the treatment of IBS-C, CIC, and other GI conditions in Japan. On August 1, 2019, we and Astellas amended and restated the license agreement. Under the terms of the amended and restated license agreement, Astellas is obligated to pay royalties to us at rates beginning in the mid-single-digits percent and escalating to low-double-digits percent, based on aggregate annual net sales in Japan of products containing linaclotide active pharmaceutical ingredient, or API.

Collaboration Agreement for China (including Hong Kong and Macau), with AstraZeneca

In October 2012, we entered into a collaboration agreement with AstraZeneca to co-develop and co-commercialize linaclotide in China (including Hong Kong and Macau). In September 2019, we and AstraZeneca amended and restated the collaboration agreement, under which AstraZeneca obtained the exclusive right to develop, manufacture and commercialize products containing linaclotide in the territory. Under the terms of the amended and restated agreement, we transferred all manufacturing responsibilities in China (including Hong Kong and Macau) to AstraZeneca, and we were entitled to receive non-contingent payments totaling $35.0 million in three installments through 2024, with the final installment collected during the first quarter of 2024. In addition, AstraZeneca may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets and is required to pay tiered royalties to us at rates beginning in the mid-single-digits percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the territory.

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

Our Strategy

Our strategy is focused on three core priorities: maximize LINZESS, advance our GI pipeline, and deliver sustained profits and cash flow.

Key elements of our strategy include:

Maximize LINZESS

●	Leveraging our U.S.-focused commercial capabilities with our partner, AbbVie, to expand the commercial potential of LINZESS.
●	Exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations, and formulations.
●	Collaborating with global partners who share our vision, values, culture, and processes to develop and commercialize linaclotide outside the U.S.

Advance GI pipeline

●	Advancing our GI pipeline programs, highlighted by apraglutide for the potential treatment of SBS-IF.
●	Evaluating strategic partnership options for our wholly owned GC-C agonist, IW-3300, for the potential treatment of IC/BPS and endometriosis.

Deliver sustained profits and cash flows

●	Executing our strategy by delivering sustainable profits and cash flows.
●	Applying a thoughtful and disciplined capital allocation strategy to deliver value for our shareholders over the long-term.

Competition

Linaclotide competes globally with certain branded and generic prescription therapies and over-the-counter, or OTC, products for the treatment of IBS-C and CIC, or their associated symptoms.

OTC laxatives make up the majority of the treatments in the U.S. for IBS-C and CIC, according to our research. LINZESS is the number one prescribed branded treatment in the U.S. for adults with IBS-C and CIC, according to 2024 data from IQVIA Inc. National Prescription Audit.

Until the launch of LINZESS, the only available branded prescription therapy for IBS-C and CIC in the U.S. was AMITIZA® (lubiprostone), which is approved for the treatments of CIC, IBS-C and opioid induced constipation. Takeda Pharmaceuticals Limited, or Takeda’s AMITIZA is approved for commercialization in the U.S. and in certain European countries, including the United Kingdom and Switzerland by Sucampo AG, for the treatment of adults with CIC, and for the treatment of chronic constipation in Japan by Mylan N.V. Authorized generic versions of AMITIZA have been available in the U.S. since January 2021. TRULANCE® (plecanatide) was approved in the U.S. for the treatment of adults with IBS-C and CIC and is being commercialized in the U.S. by Bausch Health Companies, or Bausch. Shire plc obtained approval of MOTEGRITY™ (prucalopride) in the U.S. for the treatment of CIC in adults. Ardelyx, Inc.’s, or Ardelyx, IBSRELA™ (tenapanor), is approved by the U.S. FDA for the treatment for IBS-C in adults, and Vibrant Gastro Inc’s. Vibrant, a drug-free capsule, is approved by the U.S. FDA for the treatment of CIC in adults who have not experienced relief of their bowel symptoms by using laxative therapies at the recommended dosage for at least one month. OTC laxatives such as MiraLAX® and DULCOLAX®, and lactulose, a prescription laxative treatment, are also available for the treatment of constipation.

In addition, any product candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future. For example, for apraglutide, we compete with companies that are commercializing or developing drugs for SBS, such as Takeda, which currently distributes the GLP-2 analog teduglutide, marketed as GATTEX® (teduglutide) in the U.S. and REVESTIVE® (teduglutide for injection) in Europe, and Zealand Pharma A/S, or Zealand, which is developing glepaglutide, a long-acting GLP-2 analog, for the potential treatment of SBS for patients who are dependent on PS and is expecting to initiate an additional Phase III clinical trial in 2025. Hanmi Pharmaceutical is also developing a GLP-2 analog, to be administered once a month, and which is being evaluated in a Phase II clinical trial. Products with other mechanisms of action may emerge as future competition.

Manufacturing and Supply

Linaclotide

It is our objective that the supply of linaclotide be safe and effective, with redundancy built into critical steps of the supply chain, and that each of our collaboration partners are in a position to manage the supply and distribution of linaclotide in their respective territories through a combination of contract manufacturers and in-house manufacturing capabilities. Linaclotide production consists of three phases—manufacture of the active pharmaceutical ingredient, or API (sometimes referred to as drug substance), manufacture of finished drug product and manufacture of finished goods. We and/or our partners have commercial supply agreements with multiple third-party manufacturers for the production of linaclotide API. We believe the current commercial suppliers have the capabilities to produce linaclotide API in accordance with current good manufacturing practices, or GMP, on a sufficient scale to meet the worldwide development and commercial needs for linaclotide. The commercial suppliers of linaclotide API are subject to routine inspections by regulatory agencies worldwide and also undergo periodic audit and certification by our partners’ or our own quality department.

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

Apraglutide

We do not currently own or operate manufacturing facilities for the production of clinical, or, if approved, commercial quantities of apraglutide. We design and develop the manufacturing process for apraglutide together with contract development and manufacturing organizations, or CDMOs. We utilize these CDMOs to manufacture apraglutide for human use. Although we intend to rely on third-party CDMOs to produce apraglutide, we have personnel with experience managing third-party CDMOs producing apraglutide in clinical or commercial quantities.

Our clinical trials of apraglutide currently use the product in the form of a lyophilized powder in vial that is solubilized and reconstituted with a diluent prior to injection. We are also evaluating novel drug product presentations for further development, with the goal of providing increased patient convenience and increased simplicity of the dosing and self-injection.

Sales and Marketing

For the foreseeable future, in the U.S., we intend to develop and commercialize LINZESS with our partner, AbbVie, and apraglutide, if approved, alone. In territories outside the U.S., we expect to rely on partners to develop and commercialize our products and product candidates. In executing our strategy, our goal is to retain oversight over the worldwide development and commercialization of our products by playing an active role in their commercialization or finding partners who share our vision, values, culture and processes.

To date, we have established a high-quality commercial organization dedicated to supporting our vision of becoming the leading GI healthcare company. We have core commercial capabilities in place, including marketing, patient engagement and key sales support roles, designed to support our existing product and for potential future internally and externally developed products, including apraglutide.

We are also coordinating efforts with our linaclotide partners to launch and maintain an integrated, global linaclotide brand. By leveraging the knowledge base and expertise of our experienced commercial team and the insights of each of our linaclotide commercialization partners, we continually improve our collective marketing strategies.

We are currently in the process of planning for the commercial launch of apraglutide, if approved, for commercialization, in the U.S. and with partners in territories outside the U.S. For example, we granted AKP an exclusive license to sublicense, develop, commercialize and exploit products derived from apraglutide in Japan. We are considering potential partnerships in other territories outside the U.S.

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

Linaclotide Patent Portfolio

After the recent expiration of a number of patents in our linaclotide patent portfolio, our linaclotide patent portfolio is currently composed of 11 patents in the U.S., including 7 U.S. patents listed in the U.S. FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, six granted European patents, most of which have been validated in available European countries, ten granted Japanese patents, three granted Chinese patents, 61 issued patents in other foreign jurisdictions, and numerous pending U.S., foreign and Patent Cooperation Treaty, or PCT, patent applications. We and our partners own, either jointly or individually, all of the issued patents and pending applications.

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

We have pending patent applications in certain countries worldwide that, if issued, will expire between 2029 and 2045 and which include claims covering the linaclotide molecule, methods of using linaclotide to treat GI disorders, the current commercial formulations of linaclotide and uses thereof to treat GI disorders and delayed release and other potential formulations of linaclotide.

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

We and AbbVie received Paragraph IV certification notice letters regarding abbreviated new drug applications, or ANDAs, submitted to the U.S. FDA by five generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), proposed generic versions of LINZESS. All five manufacturers requested approval for their 145 mcg and 290 mcg generic doses of LINZESS and two requested additional approval for their 72 mcg generic doses of LINZESS. We and AbbVie have entered into settlement agreements with all five of these generic drug manufacturers providing for licenses to market their 72 mcg (if applicable), 145 mcg and 290 mcg generic versions of LINZESS, beginning as early as March 2029 (subject to U.S. FDA Approval), unless certain limited circumstances, customary for settlement agreements of this nature, occur.

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

Our apraglutide portfolio also includes two wholly owned patent families. The first patent family includes one granted U.S. patent and five pending U.S. non-provisional patent applications, as well as 27 pending foreign patent applications related to apraglutide. The granted U.S. patent in this patent family claims a method of treating SBS at certain doses, and the pending U.S. and foreign patent applications contain composition-of-matter claims to ultrapure compositions of apraglutide, methods of manufacturing apraglutide, and methods of treatment using apraglutide. Not accounting for any patent term adjustment, regulatory patent term extensions or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, the U.S. patent, as well as patents granted from the pending U.S and foreign patent applications, would be expected to expire in 2041.

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

Government Regulation

Our business is subject to government regulation in the U.S., E.U., and in other countries. The U.S. FDA, the European Medicines Agency, or EMA, and other regulatory authorities have very broad enforcement authority and failure to abide by applicable regulatory requirements can result in administrative or judicial sanctions being imposed on us, including warning letters, refusals of government contracts, clinical holds, civil penalties, injunctions, restitution, disgorgement of profits, recall or seizure of products, total or partial suspension of production or distribution, withdrawal of approval, refusal to approve pending applications, and civil or criminal prosecution. Within the U.S., in addition to the U.S. FDA, numerous federal, state and local authorities have jurisdiction over, or enforce laws related to, such activities, including the U.S. Drug Enforcement Agency, Centers of Medicare & Medicaid Services, or CMS, the Department of Health and Human Services, or HHS, the U.S. Department of Justice, state Attorneys General, state departments of health and state pharmacy boards.

U.S. FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the U.S. FDA. The Federal Food, Drug and Cosmetic Act, or FDCA, and other federal and state statutes and regulations, as well as similar foreign regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-marketing requirements and assessments, post-approval monitoring and reporting, sampling, pricing reimbursement and import and export of pharmaceutical products.

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

Non-clinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the non-clinical tests must comply with federal regulations and requirements including GLP. We must submit the results of the non-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the U.S. FDA as part of an IND, which must become effective before we may commence human clinical trials in the U.S. The IND will automatically become effective 30 days after its receipt by the U.S. FDA, unless the U.S. FDA raises concerns or questions before that time about the conduct of the proposed trial. In such a case, we must work with the U.S. FDA to resolve any outstanding concerns before the clinical trial can proceed. We cannot be sure that submission of an IND will result in the U.S. FDA allowing clinical trials to begin, or that, once begun, issues will not arise that will cause us or the U.S. FDA to modify, suspend or terminate such trials. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB requirements or if the trial has been associated with unexpected serious harm to subjects. An IRB may also impose other conditions on the trial. For studies conducted outside of the U.S., similarly, we are subject to local regulations which may differ from the U.S. and local regulations must be followed appropriately. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee. This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated checkpoints based on access to certain data from the trial.

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

Sponsors of clinical trials of certain U.S. FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public registry maintained by the National Institutes of Health. The failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties, injunctions and/or criminal prosecution or disqualification from federal grants.

The results of the non-clinical studies and clinical trials, together with other detailed information, including the manufacture and composition of the product candidate, are submitted to the U.S. FDA in the form of an NDA requesting approval to market the drug. The U.S. FDA approval of the NDA is required before marketing of the product may begin in the U.S. If the NDA contains all pertinent information and data, the U.S. FDA will “file” the application and begin review. In the event it does not, the U.S. FDA will issue a “refuse-to-file” determination and request additional information before filing the NDA. U.S. FDA reviews an NDA pursuant to certain timelines and goals established by the Prescription Drug User Fee Act. The review process, however, may be extended by U.S. FDA requests for additional information, non-clinical or clinical studies, clarification regarding information already provided in the submission, or submission of a REMS. The U.S. FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The U.S. FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the U.S. FDA will typically inspect the facilities at which the product candidate is manufactured and will not approve the product candidate unless current GMP compliance is satisfactory. The U.S. FDA also typically inspects facilities responsible for performing animal testing, as well as clinical investigators who participate in clinical trials. The U.S. FDA may refuse to approve an NDA if applicable regulatory criteria are not satisfied or may require additional testing or information. If the U.S. FDA decides not to approve an NDA, it will issue a Complete Response Letter outlining the deficiencies in the application and need for additional data and information. If FDA approves an NDA, it may also limit the indications for use and/or require post marketing testing and surveillance to monitor the safety or efficacy of a product. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

The Hatch-Waxman Act also provides incentives by awarding, in certain circumstances, certain legal protections from generic competition. This protection comes in the form of a non-patent exclusivity period, during which the U.S. FDA may not accept, or approve, an application for a generic drug, whether the application for such drug is submitted through an ANDA or a through another form of application, known as a 505(b)(2) application. This type of NDA authorizes the U.S. FDA to approve a follow-on product on the basis of, among other things, the U.S. FDA’s previous findings of safety and effectiveness for a reference product.

The Hatch-Waxman Act grants five years of regulatory exclusivity when a company develops and gains NDA approval of a new chemical entity that has not been previously approved by the U.S. FDA. This exclusivity provides that the U.S. FDA may not accept an ANDA or 505(b)(2) application for five years after the date of approval of previously approved drug, or four years in the case of an ANDA or 505(b)(2) application that challenges a patent claiming the reference drug (see discussion below regarding Paragraph IV Certifications). The Hatch-Waxman Act also provides three years of regulatory exclusivity for approved applications for drugs that are not new chemical entities, if the application contains the results of new clinical investigations (other than bioavailability studies) conducted or sponsored by the applicant that were essential to approval of the application. Examples of applications that may require new clinical investigations essential to approval and receive three-year exclusivity include applications for new indications, dosage forms (including new drug delivery systems), strengths, or conditions of use for an already approved product. This three-year exclusivity period only protects against U.S. FDA approval of ANDAs and 505(b)(2) applications for generic drugs for the conditions of approval (for example, indication or dosage form) that required new clinical investigations that were essential to approval; it does not prohibit the U.S. FDA from accepting or approving ANDAs or 505(b)(2) NDAs for generic drugs that do not include such conditions of approval.

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

Orphan drug designation qualifies a company for certain tax credits. In addition, if a product candidate that has orphan drug designation subsequently receives the first U.S. FDA approval for that drug for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the U.S. FDA may not approve any other applications to market the same drug for the same indication for seven years following product approval unless the subsequent product candidate is demonstrated to be clinically superior on the basis of greater efficacy or safety, or by providing a major contribution to patient care. Absent a showing of clinical superiority, the U.S. FDA cannot approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor, or the sponsor is unable to provide sufficient quantities.

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

With respect to post-market product advertising and promotion, the U.S. FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, prohibitions on promoting drugs for uses, conditions or diseases, or in patient populations that are not consistent with the drug’s approved labeling (known as “off-label use”), and principles governing industry-sponsored scientific and educational activities. Failure to comply with U.S. FDA requirements can have negative consequences, including adverse publicity, warning or untitled letters from the U.S. FDA, mandated corrective advertising or communications with doctors or patients, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. In January 2025, the U.S. FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

In the E.U., clinical trials are governed by the Clinical Trials Regulation (E.U.) No. 536/2014, or CTR, which entered into application on January 31, 2022, replacing Directive 2001/20/EC, or CTD. The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase their transparency. Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from competent authorities of E.U. Member States in which the sponsor intends on carrying out clinical trials, and a positive opinion from an independent Ethics Committee. The CTR, which is directly applicable in all E.U. Member States, introduces a streamlined application procedure through a single-entry point, the “E.U. portal”, the Clinical Trials Information System, or CTIS. Since January 31, 2023, the use of CTIS has become mandatory for all clinical trial sponsors submitting initial applications for the approval of their clinical trials in the E.U. The CTR also establishes a single set of documents to be prepared and submitted for the application including, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation as well as simplified reporting procedures for clinical trial sponsors.

Ongoing clinical trials authorized under CTD with at least one active site in the E.U. on January 30, 2025 needed to be transitioned to CTR. Active site in the context of transitioning means that the last visit of the last subject, or the other trial-related interventions with the subject specified in the protocol, will take place after January 30, 2025.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid in all E.U. Member States and through the EEA Member States – Norway, Iceland and Liechtenstein. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific medicinal products, including those (i) derived from biotechnological processes, (ii) designated as orphan medicinal products, (iii) that are classified as advanced therapy medicinal products, or ATMPs, and (iv) containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For medicinal products containing a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional for product approval.

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

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs and biologics have been a focus in this effort. Federal and state governments have shown significant interest in implementing cost-containment programs, including restrictions on reimbursement and requirements for substitution of generic products. Adoption of new or enhanced cost-containment measures could limit our net revenue and results. Third party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost effectiveness of medical products and services, in addition to their safety and efficacy. Restrictions in coverage or decreases in third-party reimbursement for our products could have a material adverse effect on our sales, results of operations and financial condition. We expect that the pharmaceutical industry will experience pricing pressures due to the increasing influence of managed care (and related implementation of managed care strategies to control utilization), additional federal and state legislative and regulatory proposals to regulate pricing of drugs, limit coverage of drugs or reduce reimbursement for drugs, and public scrutiny of drug pricing. There have been and likely will continue to be health care reform efforts. For example, federal legislation enacted in 2021 eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act, or IRA, of 2022, contains various drug pricing and payment provisions. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug prices in Medicare Part D. Additionally, the IRA, through a newly established Manufacturer Discount Program, eliminated, effective January 1, 2025, the size of the discount on brand-name drugs that pharmaceutical manufacturers are required to offer Medicare beneficiaries who are in the Medicare Part D coverage gap, or “donut hole,” by significantly lowering the beneficiary maximum out-of-pocket cost and requiring pharmaceutical manufacturers to provide a 10% discount in the initial coverage phase of the plan and 20% discount in the catastrophic coverage phase of the plan on brand-name drugs.

In addition, the IRA requires Medicare to negotiate Medicare prices for certain high-cost drugs and biologicals, including both physician-administered products covered under Medicare Part B benefit and self-administered drugs covered under the Medicare Part D benefit. The CMS annually selects a specified number of negotiation-eligible drugs from those drugs with the highest total Medicare Part B or D expenditures over a preceding 12-month period. Eligible drugs generally include single source brand-name drugs or biological products that have been on the market without therapeutically-equivalent generic or biosimilar alternatives for a specified number of years with certain exceptions (e.g., orphan drugs indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures). CMS will publish the negotiated price, known as the “Maximum Fair Price”, or MFP, for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate or offer the MFP can face significant civil money penalties or excise tax liability on sales of that drug.

In 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis, and the prices of the selected drugs will become effective on January 1, 2026. On January 17, 2025, HHS announced the selection of 15 additional drugs, which included LINZESS, covered by Medicare Part D, for the second cycle of price negotiations. The negotiated price for LINZESS will be effective starting January 1, 2027. While we cannot predict what executive, legislative and regulatory proposals will be adopted or other actions will occur, such events could have a material adverse effect on our business, financial condition and profitability. For additional information relating to pricing and reimbursement and legislative and other reform initiatives that may affect coverage, pricing and reimbursement, see Item 1A, Risk Factors, elsewhere in this Annual Report on Form 10-K.

Healthcare Compliance

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

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than the federal Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations, which are collectively referred to as HIPAA, and state laws may differ from each other, which may complicate compliance efforts. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

In addition to federal regulation, many states have begun to focus on efforts to regulate privacy and data security. For example, in California the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020 and was expanded by the California Consumer Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, collectively establishes a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. There also are states that are specifically regulating health information that may affect our business. The California Confidentiality of Medical Information Act also applies to pharmaceutical companies, including requirements for written authorization to use and disclose medical information and restrictions on the circumstances under which medical information can be used for marketing purposes. In addition, Washington state recently passed the My Health My Data Act, a health privacy law, which regulates the collection and sharing of health information, and provides a right of action for violation of the statute. Other states have also recently enacted or are considering enacting comprehensive data privacy and security laws to which we may become subject, and all fifty states and U.S. territories have enacted data breach notification laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, and data breach notification laws may prove time-consuming and costly.

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

Human Capital

As of December 31, 2024, we had 253 employees. Of these employees, 69 were on our drug development team, 131 were on our sales and commercial team, and 53 were in general and administrative functions. We consider our employee relations to be good.

In January 2025, following an analysis of our strategy and core business needs, and in an effort to streamline focus and support the continued development of our pipeline, we commenced a reduction in our workforce of approximately 50%, primarily consisting of field-based sales employees. This reduction in workforce is expected to be substantially completed by the end of the first half of 2025. Refer to Note 16, Workforce Reductions and Restructuring, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Culture and Development

Fostering a welcoming and inclusive culture is essential to attracting, motivating and retaining the talent necessary to deliver on our corporate mission. To establish and maintain this culture, we have a simple vision in mind: to make Ironwood an environment rooted in valuing each employee for who they are.

Our workforce represents the diverse populations we serve and reflects our diversity principles in our employee-related trainings and policies. Women represent approximately 50% of our employee base, 30% of our leadership team (vice president and above) and 33% of our board of directors (including our board and audit committee chairs). Additionally, approximately 20% of our employees are racially or ethnically diverse and in 2024, approximately 20% of our new hires were racially or ethnically diverse (excluding Europe-based employees, for which race and ethnicity is not disclosed).

We seek to foster an environment where employees feel included and empowered. This approach includes diversity initiatives such as learning and development opportunities, strengthened talent acquisition strategies, and the support of equality programs in our local communities. We are also proud to have several strong and growing employee resource groups.

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

Available Information

You may obtain free copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, on the Investors section of our website at www.ironwoodpharma.com or by contacting our Investor Relations department at 617-374-5230. The contents of our website are not incorporated by reference into this report and you should not consider information provided on our website to be part of this report.

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

We and our partner, AbbVie, began selling LINZESS in the U.S. in December 2012. Revenues from our LINZESS collaboration constitute a significant portion of our total revenue, and we believe they will continue to do so for the foreseeable future. The commercial success of LINZESS depends on a number of factors, including:

●	the effectiveness of LINZESS as a treatment for adult patients with IBS-C, or CIC, and as a treatment for pediatric patients aged 6-17 years-old with FC;

●	the size of the treatable patient population;

●	the effectiveness of the sales, managed markets and marketing efforts , including the ability to adapt a commercial model and market strategy to the evolving landscape;

●	the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors;

●	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing;

●	the adoption of LINZESS by physicians, which depends on whether physicians view it as a safe and effective treatment for adult patients with IBS-C and CIC and pediatric patients ages 6-17 years-old with FC;

●	our success in educating and activating adult IBS-C and CIC patients, and children and adolescents ages 6-17 years-old FC patients and their caregivers, to seek physician care for their symptoms;

●	our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, LINZESS and our ability to demonstrate that LINZESS is safer, more efficacious and/or more cost-effective than alternative therapies;

●	the effectiveness of our partners’ distribution networks;

●	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these or other areas, associated with linaclotide; and

●	the development or commercialization of products or therapies that compete with LINZESS.

Our revenues from the commercialization of LINZESS are subject to these and other factors, and therefore has been and may be unpredictable from quarter-to-quarter and year-to-year.

We are subject to uncertainty relating to pricing and reimbursement policies in the U.S., including recent and future healthcare reform measures, which, if not favorable for our products, could hinder or prevent our products’ commercial success.

Our and our partner’s ability to commercialize our products successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payors will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments, including generic prescription drugs and OTC alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we have offered, and expect to continue to face increasing pressure to offer, discounts or rebates from list prices or discounts to third-party payors or other unfavorable pricing modifications. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or AbbVie, with respect to LINZESS in the U.S., will be able to negotiate or continue to negotiate pricing terms with third-party payors at levels that are profitable to us, or at all. Certain third-party payors also require prior authorization for, or have refused to provide, reimbursement for our products, and others may do so in the future. Our business would be materially adversely affected if we and our partners are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; or if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if government healthcare programs, private health insurers, including managed care organizations, or other reimbursing bodies or payors limit or reduce the indications for or conditions under which our products may be reimbursed. Moreover, as discussed further below and above in Part I, Item 1,under the heading Pricing and Reimbursement, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients may materially harm our business and commercialization efforts.

We have experienced and may experience additional pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below and above in Part I, Item 1,under the heading Pricing and Reimbursement, as well as the trend toward initiatives aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There has been significant scrutiny of pharmaceutical pricing and the resulting costs of pharmaceutical products that could cause significant operational and reimbursement changes for the pharmaceutical industry. There have been a number of federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices, price increases or other related costs. Certain of these efforts have resulted in legislative and regulatory reforms.

For example, and as discussed further below and above in Part I, Item 1,under the heading Pricing and Reimbursement, the IRA could have the effect of reducing the net prices for our products and product candidates. As another example, legislation enacted in 2021 revised the Medicaid drug rebate program in which we and other manufacturers participate so that Medicaid rebates were no longer capped at 100% of the quarterly average manufacturer price effective January 1, 2024. We anticipate that legislative and regulatory reforms, including the Medicaid drug rebate program revisions, may adversely affect our revenues and our ability to maintain satisfactory net prices on our products, including LINZESS.

Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success.

The U.S. government and individual states have been aggressively pursuing healthcare reform designed to impact delivery of, and/or payment for, healthcare, which includes initiatives intended to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the PPACA, as modified by the Health Care and Education Reconciliation Act, or the ACA, which, among other things, expanded healthcare coverage through Medicaid expansion and the implementation of the individual health insurance mandate; included changes to the coverage and reimbursement of drug products under government healthcare programs; imposed an annual fee on manufacturers of branded drugs; and expanded government enforcement authority.

Beyond the ACA, there have been ongoing legislative and administrative and other health care reform efforts, which could have an adverse effect on our products’ or product candidates’ commercial success. Some healthcare reform efforts affect pricing or payment for drug products or the healthcare industry more generally. Drug pricing and payment reform was a focus of the former Biden Administration and is likely to continue to be a focus of the current Trump Administration. For example, federal legislation enacted in 2021 eliminated the statutory cap on Medicaid drug rebate program effective January 1, 2024.

Most significantly, in August 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since the adoption of the ACA in 2010. The IRA contains various drug pricing and payment provisions. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug prices in Medicare Part D. Additionally, the IRA, through a newly established Manufacturer Discount Program, eliminated, effective January 1, 2025, the size of the discount on brand-name drugs that pharmaceutical manufacturers are required to offer Medicare beneficiaries who are in the Medicare Part D coverage gap, or “donut hole,” by significantly lowering the beneficiary maximum out-of-pocket cost and requiring pharmaceutical manufacturers to provide a 10% discount in the initial coverage phase of the plan and 20% discount in the catastrophic coverage phase of the plan on brand-name drugs.

In addition, the IRA requires Medicare to negotiate prices for certain high-cost drugs and biologicals, including both physician-administered products covered under Medicare Part B benefit and self-administered drugs covered under the Medicare Part D benefit. CMS annually selects a specified number of negotiation-eligible drugs from those drugs with the highest total Medicare Part B or D expenditures over a preceding 12-month period. Eligible drugs generally include single-source brand-name drugs or biological products that have been on the market without therapeutically-equivalent generic or biosimilar alternatives for a specified number of years with certain exceptions (e.g., orphan drugs indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures). CMS will publish the negotiated price, known as the MFP for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate or offer the MFP can face significant civil money penalties or excise tax liability on sales of that drug.

In 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis, and the prices of the selected drugs will become effective on January 1, 2026. On January 17, 2025, HHS announced the selection of 15 additional drugs, which included LINZESS, covered by Medicare Part D, for the second cycle of price negotiations. The negotiated price for LINZESS will be effective starting January 1, 2027. Depending on the share of Medicare spending each year that is attributed to LINZESS or any other product candidate that we develop and whether or not those drugs become eligible for Medicare negotiation, those drugs and our revenue may be adversely impacted by this provision.

It is unclear how the IRA will be implemented. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Additionally, in its 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the “Chevron doctrine,” which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the U.S. FDA, CMS and other federal agencies where the law is ambiguous. This Supreme Court decision may lead to challenges of long standing decisions and policies of these agencies, which could lead to uncertainties in the industry and disrupt the federal agency’s operations.

In addition to governmental efforts in the U.S., foreign jurisdictions as well as private health insurers and managed care plans are likely to continue challenging manufacturers’ ability to obtain reimbursement, as well as the level of reimbursement, for pharmaceuticals and other healthcare-related products and services.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost-control initiatives, legislative and administrative or other healthcare system reforms aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our and our partners’ ability to obtain or maintain reimbursement for our products at satisfactory levels and could significantly decrease the available coverage and the price we have or might establish for our products and product candidates, which would have an adverse effect on our business and financial results.

We must work effectively and collaboratively with AbbVie to market and sell LINZESS in the U.S., and we must adapt our commercial model and market strategy to the evolving landscape for LINZESS to achieve its maximum commercial potential.

We are working closely with AbbVie to execute our joint commercialization plan for LINZESS. The commercialization plan includes an agreed upon marketing campaign that targets the physicians who see patients who could benefit from LINZESS treatment. LINZESS’s consumer marketing campaign targets the adult men and women who suffer from IBS-C or CIC.

In order to optimize the commercial potential of LINZESS, we and AbbVie must execute upon this commercialization plan effectively and efficiently. In addition, we and AbbVie must continually assess, modify and adapt our commercialization plan in a coordinated and integrated fashion, including evaluating and adjusting as necessary the level and mix of marketing and promotion efforts, in response to changing business, market or other factors in order to advance the commercial potential of LINZESS. Further, we and AbbVie must continue to focus the sales and marketing efforts for the brand on educating customers about the relevant data and information for LINZESS in treating adults with IBS-C and CIC, and taking a measured approach to educating and raising awareness on the FC indication for pediatric patients ages 6-17 years-old. We and AbbVie must ensure a highly targeted and efficient promotional mix combined to continue effectively promoting LINZESS to key healthcare professionals. If we and AbbVie fail to evolve with the changing commercial landscape successfully and perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm. Our commercial efforts to further target and engage adult patients with IBS-C or CIC may not effectively increase appropriate patient awareness or patient/physician dialogue and may not increase the revenues that we generate from LINZESS.

We cannot give any assurance that apraglutide will receive regulatory approval, which is necessary before it can be commercialized.

Upon the closing of the VectivBio Acquisition, we added apraglutide, a next generation, long-acting GLP-2 analog in development for SBS patients who are dependent on PS, to our pipeline.

Apraglutide will require extensive clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval and adequate manufacturing supply, and if approved, fully integrating apraglutide into our commercial infrastructure to support the appropriate sales, marketing, and market access efforts to generate sales in pursuit of revenue. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with SBS-IF. We are also conducting an open-label extension study, STARS Extend, to further assess safety of apraglutide in adult patients with SBS-IF. Based on these results, we have initiated a rolling NDA submission to the U.S. FDA for apraglutide for the treatment of adult patients with SBS who are dependent on PS. We are not permitted to market or promote this product candidate before we receive regulatory approval from the U.S. FDA, the EMA, or comparable foreign regulatory authorities in the applicable jurisdiction, and we may never receive any such regulatory approval for apraglutide. To obtain regulatory approvals for apraglutide, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the U.S. FDA, EMA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended uses. We may be required by the U.S. FDA, EMA or comparable foreign regulatory authorities to perform additional or unanticipated clinical trials to obtain regulatory approval. In the event the U.S. FDA were to determine that the data from our pivotal Phase III clinical trial, STARS, combined with the data from our open-label extension study, STARS Extend, is insufficient for acceptance of our NDA, or if we need to conduct any other U.S. FDA-required studies, approval of our any NDA may be delayed or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the U.S. FDA to approve our NDA. Any delay in obtaining, or an inability to obtain, any marketing approvals would prevent us from commercializing our product candidates, including apraglutide, generating revenues on such product candidates and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly and materially harm our business. Even if we do receive such regulatory approval, we may be unable to successfully commercialize apraglutide within any approved indications or develop apraglutide for the treatment of additional indications, which would materially adversely impact our business and prospects.

The regulatory approval processes in the U.S., in the E.U. and in other foreign jurisdictions are onerous, lengthy, time consuming, expensive and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for apraglutide or our other product candidates, our business will be harmed.

The time required to complete drug development and to obtain regulatory approval from the U.S. FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors. In addition, regulatory approval policies, regulations, or the type and amount of clinical data necessary to gain regulatory approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the regulatory approval of or may result in the decision not to approve apraglutide or other product candidates. Regulatory approval is never guaranteed. Data obtained from nonclinical studies and clinical trials are susceptible to varying interpretations, and regulatory authorities may not interpret our data as favorably as we do, which may further delay, limit or prevent development efforts, clinical trials, or regulatory approval. Even if we believe the nonclinical or clinical data for our product candidates are sufficient to support approval, such data may not be considered sufficient to support approval by the U.S. FDA, EMA and other comparable foreign regulatory authorities. As an example, in December 2024, the U.S. FDA issued Zealand, which is developing glepaglutide, a long-acting GLP-2 analog, for the potential treatment of SBS for patients who are dependent on PS, a Complete Response Letter concluding that glepaglutide did not meet the full requirements for substantial evidence to establish efficacy and safety and recommended conducting an additional clinical trial to provide further data. Consequently, Zealand now is expecting to initiate an additional Phase III clinical trial in 2025. Of the large number of drugs in development, only a small percentage successfully complete the U.S. FDA, EMA or comparable foreign regulatory approval processes and are commercialized. Accordingly, it is possible that we will never obtain regulatory approval, or that regulatory approval may be substantially delayed, for apraglutide or our other product candidates.

The U.S. FDA, EMA or other foreign comparable regulatory authorities may delay, limit, or deny approval of our product candidates, including apraglutide, for many reasons, including the following:

●	the U.S. FDA, EMA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or with our interpretation of data from preclinical studies or clinical trials;
●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety or efficacy in the full population for which we seek approval;
●	the data collected from our clinical trials may not be sufficient to support the submission of an NDA, MMA, or other submission or to obtain regulatory approval in the U.S., Europe or elsewhere;
●	participants in our clinical trials or individuals using drugs similar to our product candidates may experience serious and unexpected drug-related side effects;
●	we may be unable to demonstrate to the U.S. FDA, EMA or other comparable foreign regulatory authorities that a product candidate’s risk-to-benefit ratio for its proposed indications is acceptable;
●	the U.S. FDA, EMA or other comparable foreign regulatory authorities may disagree regarding the formulation, labeling and/or the specifications of a product candidate;
●	the U.S. FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the regulatory approval policies or regulations of the U.S. FDA, EMA, or other applicable comparable foreign regulations in the E.U. and other jurisdictions may significantly change in a manner rendering our clinical data insufficient for approval.

In addition, apraglutide may also be regulated as a drug and device combination product by the U.S. FDA, EMA and comparable foreign regulatory authorities. Developing and obtaining regulatory approval for combination products can pose unique challenges because they involve components that are regulated under different types of regulatory requirements and potentially by different U.S. FDA centers or regulatory authorities. As a result, combination product candidates may raise regulatory, policy and review challenges. Differences in regulatory pathways for each component of a combination product can impact the regulatory processes for all aspects of product development and management, including clinical investigations, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees and post-approval modifications. Although the U.S. FDA, EMA, and comparable foreign authorities have systems in place for the review and approval of combination products, we may experience additional delays in the development and commercialization of apraglutide due to regulatory timing constraints and uncertainties in the product development and approval process. Moreover, although we expect that the device component would be reviewed in connection with the review of the drug marketing application for apraglutide, if and when submitted, and that no separate marketing authorization or certification for the device component will be required, the U.S. FDA, EMA or comparable regulatory authorities may disagree and require that we obtain a separate marketing authorization or certification for the device component, which could further delay or prevent regulatory approval of apraglutide.

This lengthy drug development and regulatory approval process, as well as the unpredictability of the results of clinical trials, may result in our failure to obtain regulatory approval to potentially market apraglutide or our other product candidates, which would significantly harm our business, results of operations, and prospects.

Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.

As part of our growth strategy, we intend to explore further linaclotide development opportunities as well as to advance the development of our other pipeline programs, such as apraglutide, through internal or external opportunities.

We and AbbVie are exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in new or existing indications, populations and formulations to assess its potential to treat various conditions. For example, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In June 2023, the U.S. FDA approved LINZESS, and in September 2024, Health Canada approved CONSTELLA, as once-daily treatments for pediatric patients ages 6-17 years-old with FC, in the U.S. and Canada, respectively. Additional clinical pediatric programs in IBS-C and FC are ongoing. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the

U.S. FDA or in other countries or harm linaclotide’s reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

The strength of our company’s pipeline will depend in large part on the outcomes of studies and regulatory approvals of assets in our pipeline, such as apraglutide, and any other assets that we may acquire or license from third parties. Through the VectivBio Acquisition, we added apraglutide to our pipeline. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with SBS-IF. We are also conducting open-label extension studies to further evaluate the efficacy, safety and tolerability of apraglutide in SBS-IF and to support potential submissions of marketing applications for apraglutide in the U.S., European Union, or E.U., and Japan. Based on the STARS Phase III clinical trial results and data analyzed from the open-label extension studies, we initiated a rolling NDA submission to the U.S. FDA for apraglutide for the treatment of adult patients with SBS who are dependent on PS.

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

We have ongoing or planned nonclinical studies and clinical trials for linaclotide and apraglutide. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical studies or clinical trials. Findings from ongoing or completed nonclinical studies may not be replicated in later clinical trials or further data analyses, and findings from early-stage clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, among other things, flaws in study design or implementation, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. Results from clinical trials and findings from nonclinical studies could lead to abrupt changes in development activities, including the possible limitation or cessation of development activities associated with a particular product candidate or program. We cannot be certain that linaclotide or apraglutide will be successful in ongoing, planned or future clinical trials. Furthermore, our analysis of data obtained from nonclinical and clinical activities is subject to confirmation and interpretation by the U.S. FDA, EMA and other applicable regulatory authorities, which could delay, limit or prevent regulatory approval. The U.S. FDA, EMA or other regulatory authorities may also require additional clinical trials, which may be costly or delay, limit, prevent or otherwise impact regulatory submission or approval. Satisfaction of U.S. FDA, EMA or other applicable regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. We cannot give any assurance that apraglutide or our other product candidates will receive regulatory approval. Even if we do receive such regulatory approval, we may be unable to successfully commercialize apraglutide or any other product candidate in any approved indications or develop such product candidates for the treatment of additional indications, which would materially adversely impact our business and prospects.

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

The pricing of apraglutide and our other product candidates, if and when approved for marketing, will depend, in part, on the pricing and reimbursement strategies adopted by our competitors. For example, with respect to apraglutide, a marketed GLP-2 product already exists in the U.S., E.U. and other international markets, which may or may not be genericized within the coming years. Additionally, it is possible that another investigational GLP-2 may be approved and launched in advance of the potential approval of apraglutide in the U.S., EMA and Japan. Order of market entry and reimbursement decisions could place apraglutide at a competitive disadvantage, possibly deny market exclusivity rights, and/or elevate the need for significant clinical differentiation to support certain pricing decisions. If these or other factors impact the price we can charge for apraglutide, we may reduce our revenue and results of operations could be affected. Similar competitive factors could apply to pricing and reimbursement decisions for our other product candidates, if approved, in the future.

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

Linaclotide competes with certain prescription therapies and OTC products, some of which have attained significant levels of market acceptance. The availability of prescription competitors and OTC products could limit the demand, and the price we are able to charge, for LINZESS unless we are able to maintain market acceptance among the medical community and patients and differentiate LINZESS on the basis of actual or perceived clinical benefits supported by broad payer access. For example, Takeda’s AMITIZA (lubiprostone) is approved by the U.S. FDA for sale in the U.S. for the treatment of IBS-C, CIC and opioid-induced constipation; Bausch’s TRULANCE (plecanatide) is approved by the U.S. FDA for sale in the U.S. for the treatment of adults with IBS-C and CIC; Takeda’s MOTEGRITY (prucalopride) is approved by the U.S. FDA for the treatment of CIC in adults; Ardelyx’s IBSRELA™ (tenapanor) is approved by the U.S. FDA for the treatment for IBS-C in adults; and Vibrant Gastro Inc.’s Vibrant, a drug-free capsule, is approved by the U.S. FDA for the treatment of CIC in adults who have not experienced relief of their bowel symptoms by using laxative therapies at the recommended dosage for at least one month. OTC laxatives such as MiraLAX® and DULCOLAX®, and lactulose, a prescription laxative treatment, are also available for the treatment of constipation. Additionally, we believe other companies are developing products that could compete with linaclotide, should they be approved by the U.S. FDA or comparable foreign regulatory authorities and become commercially available. In addition, there are other compounds in late-stage development and other potential competitors that are in earlier stages of development that, if approved, may compete with linaclotide. If our current or potential competitors are successful in completing drug development for their drug candidates and obtain approval from the U.S. FDA or comparable foreign regulatory authorities, they could limit the demand for linaclotide. In addition to competition from such prescription and OTC products, we may also face competition from multiple low-cost generic versions of such products when available in the U.S. For example, an authorized generic version of AMITIZA was first launched in the U.S. in January of 2021 and multiple versions are now available. It is possible that additional generic versions may become available in the future.

In addition, any product candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future. Apraglutide, if successfully developed and approved, will compete with companies that are commercializing or developing drugs for SBS, such as Takeda, which currently distributes the GLP-2 analog teduglutide, marketed as GATTEX® (teduglutide) in the U.S. and REVESTIVE® (teduglutide for injection) in Europe, and Zealand, which is developing glepaglutide, a long-acting GLP-2 analog, for the treatment of SBS for patients who are dependent on PS and is expecting to initiate an additional Phase III clinical trial in 2025. Hanmi Pharmaceutical is also developing a GLP-2 analog, to be administered once a month, and which is in a Phase II clinical trial. Products with other mechanisms of action may emerge as future competition.

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

Undesirable side effects caused by our products or product candidates, including adverse events associated with our product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the U.S. FDA, EMA or other comparable foreign regulatory authorities. Additionally, with respect to our approved products, as patient experience increases and expands, or if one or more of our product candidates receives marketing approval, we, our partners, or others may later identify previously unknown side effects, known side effects may be found to be more frequent and/or severe than in the past, or detect unexpected safety signals for our products or any products perceived to be similar to our products. The foregoing, or the perception of the foregoing, may have the following effects, among others:

●	sales of our products may be impaired;

●	regulatory approvals for our products may be delayed, denied, restricted or withdrawn;

●	we or our partners may decide to, or be required to, change the products’ labeling or send product warning letters or field alerts to physicians, pharmacists or hospitals;

●	reformulation of the products, additional nonclinical studies or clinical trials, changes in labeling or changes to or re-approvals of manufacturing facilities may be required;

●	we or our partners may be precluded from pursuing approval of our products in new territories or from studying additional development opportunities to enhance our products’ clinical profiles, including within new or existing indications, populations or formulations, as well as in potential combination products;

●	we may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, plan, or similar actions in other jurisdictions which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers or other elements to assure safe use;

●	our or our products’ reputation in the marketplace may suffer; and

●	government investigations or lawsuits, including class action suits, may be brought against us or our partners.

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

In addition, the U.S. FDA-approved labeling for LINZESS contains a boxed warning describing the risk of serious dehydration in pediatric patients less than two years of age and a contraindication against its use in these patients. These and other restrictions could limit the commercial potential of LINZESS. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In June 2023, the U.S. FDA approved LINZESS as a once-daily oral treatment for pediatric patients ages 6-17 years-old with FC, making LINZESS the first and only FDA-approved prescription therapy for FC in this patient population. The safety and effectiveness of LINZESS in patients with FC less than 6 years of age or in patients with IBS-C less than 18 years of age have not been established. Additional clinical pediatric programs in IBS-C and FC are ongoing. There can be no assurances, however, whether there may be any significant unknown side effects that could limit the commercial potential of LINZESS in this pediatric population.

Patients treated with apraglutide may experience well-known class-specific adverse events. The most frequently adverse events in our pivotal Phase III clinical trial, STARS, were abdominal pain, nasopharyngitis, nausea, headache, rash, and fatigue. There may be additional mechanistic side effects that are only observed in future clinical trials and/or through real-world experience with patients using our products.

Even though LINZESS is approved by the U.S. FDA for use in adult and certain pediatric patients, post-approval development and regulatory requirements still remain, which may present additional challenges, and we may not be successful in obtaining approval for additional indications for LINZESS that we are seeking or may seek in the future.

In August 2012, the U.S. FDA approved LINZESS as a once-daily treatment for adult men and women suffering from IBS-C or CIC. Although we and AbbVie completed additional nonclinical studies and clinical trials in adults that were required by the U.S. FDA in connection with the approval of LINZESS, LINZESS remains subject to ongoing U.S. FDA requirements, including those governing the testing, manufacturing, labeling, packaging, storage, advertising, promotion, sale, distribution, recordkeeping and submission of safety and other post-market information. For example, the U.S. FDA has the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with REMS approved by the U.S. FDA.

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

These post-approval requirements impose resource and cost burdens on us. Failure to effectively, appropriately and timely conduct and complete the required studies relating to our products, monitor and report adverse events and meet our other post-approval commitments would lead to negative regulatory action at the U.S. FDA, which could include restrictions on the sale of our products or withdrawal of regulatory approval of our products for their currently approved indications and patient populations.

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

In some foreign countries, particularly Canada, the countries of Europe, Japan and China, the pricing and payment of prescription pharmaceuticals are subject to governmental control. In these countries, pricing negotiations with governmental authorities can take 6 to 12 months or longer after the receipt of regulatory approval and product launch. Reimbursement sources are different in each country, and each country may include a combination of distinct potential payors, including private insurance and governmental payors. Some countries may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and control the prices of medicinal products for human use. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we and our partners may be required to conduct a clinical trial that compares the cost and clinical effectiveness of linaclotide to other available therapies. Further, several countries have implemented government measures to either freeze or reduce pricing of pharmaceutical products. Many third-party payors and governmental authorities also consider the price for which the same product is being sold in other countries to determine their own pricing and reimbursement strategy, so if linaclotide is priced low or gets limited reimbursement in a particular country, this could result in similarly low pricing and reimbursement in other countries. If reimbursement for linaclotide is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at or reduced to unsatisfactory levels, our and our partners’ ability to successfully commercialize linaclotide in such country would be impacted negatively. Furthermore, if these measures prevent us or any of our partners from selling linaclotide on a profitable basis in a particular country, they could prevent the commercial launch or continued sale of linaclotide in that country.

CONSTELLA was first launched in certain European countries for the symptomatic treatment of moderate to severe IBS-C in adults in the second quarter of 2013 and our partner, AbbVie, is currently commercializing CONSTELLA in a number of European countries and in Canada. LINZESS was first launched in Japan for the treatment of IBS-C in adults in the first quarter of 2017, and for the treatment of chronic constipation in adults in the third quarter of 2018, and our partner Astellas is currently commercializing LINZESS in Japan. In addition, LINZESS was first launched in China for the treatment of IBS-C in adults in November 2019, and our partner AstraZeneca, is currently commercializing LINZESS in China (including Hong Kong and Macau). The pricing and reimbursement strategy is a key component of our partners’ commercialization plans for CONSTELLA in Europe and Canada and LINZESS in Japan and China. Our revenues may suffer if our partners are unable to successfully and timely conclude reimbursement, price approval or funding processes and market CONSTELLA in key member states of the E.U. and Canada or LINZESS in Japan or China, or if coverage and reimbursement for either CONSTELLA or LINZESS is limited or reduced. If our partners are not able to obtain or maintain coverage, pricing or reimbursement on acceptable terms or at all, or if such terms change in any countries in its territory, our partners may not be able to, or may decide not to, sell either CONSTELLA or LINZESS in such countries.

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

Our future success is largely dependent on our ability to successfully execute on our growth strategy, which includes in-licensing or otherwise acquiring the rights to externally developed GI or rare diseases products or product candidates or engaging in other transactions with value creation potential. The success of this strategy depends upon our ability to identify, select and acquire promising assets, platforms or other opportunities. For example, through the VectivBio Acquisition, we added apraglutide to our pipeline. There is no assurance that apraglutide will receive regulatory approval.

In addition, the process of proposing, negotiating and implementing a license or acquisition is lengthy and complex and there is no assurance we will be able to enter into similar transactions in the future. Pursuit of external opportunities is also a highly competitive area and a number of other companies, including some with substantially greater financial, development, marketing and sales resources, may compete with us for license or acquisition opportunities. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, product candidates, businesses or technologies and integrate them into our current infrastructure. Moreover, we expect to incur a variety of costs and devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we are unable to successfully acquire the rights to additional products or product candidates on terms that we find acceptable, or at all, or execute other value creating transactions, we will remain smaller, less diversified and highly dependent on the commercial success of LINZESS and apraglutide, if approved, and our business and prospects would be materially and adversely affected.

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

The development of product candidates in particular is a highly uncertain process. Any product candidate that we in-license or acquire may require additional development efforts prior to and after commercial sale, including extensive clinical testing and approval by the U.S. FDA, EMA and other comparable foreign regulatory authorities. We may also rely on our licensors and collaboration partners to conduct development activities for certain of our product candidates, and while we may have oversight of such development activities, such licensees or collaboration partners may not effectively develop any such product candidates. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities or competitors may develop alternatives that render our potential product candidates obsolete or less attractive. It is possible that none of the product candidates we may in-license or acquire will be approved for commercial sale or be otherwise commercially viable, which would impair our ability to grow. Furthermore, we may have little or no insight or control over the development and commercialization of any product that we in-license outside the licensed territory. If other licensees do not effectively develop or commercialize any such product outside the licensed territory, our reputation or the reputation of any such product may be impacted.

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

The success of the VectivBio Acquisition will depend, in part, on our ability to realize all or some of the expected benefits from the acquisition and anticipated synergies from integrating its business with our existing business. The integration process may be complex, costly and time-consuming and we may not ultimately realize the return on our investment. Risks we may face in connection with the VectivBio Acquisition include, among others:

●	failure to successfully implement our business plans for the combined business, including the development of apraglutide for SBS patients who are dependent on PS;
●	failure of the VectivBio Acquisition to further our business strategy as we expected, including the commercialization of apraglutide, if approved, for SBS patients who are dependent on PS;
●	unexpected losses of key employees, customers or suppliers, and the complexities associated with integrating personnel from another company;
●	unanticipated issues in conforming VectivBio’s standards, processes, procedures and controls with our operations;
●	coordinating product candidate and process development;
●	increasing the scope, geographic diversity and complexity of our operations;
●	diversion of management’s attention from other business concerns;
●	adverse effects on our or VectivBio’s existing business relationships;
●	unanticipated changes in applicable laws and regulations;
●	unanticipated expenses and liabilities associated with the VectivBio Acquisition; and
●	other difficulties in the assimilation of VectivBio operations, technologies, product candidates and systems.

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

AbbVie played a significant role in the conduct of the clinical trials for linaclotide and in the subsequent collection and analysis of data, and AbbVie holds the NDA for LINZESS. AbbVie also continues to play a significant role in the conduct of our pediatric program for linaclotide. In addition, we are commercializing LINZESS in the U.S. with AbbVie. AbbVie is also responsible for the development, regulatory approval and commercialization of linaclotide in countries worldwide other than Japan and China (including Hong Kong and Macau). AbbVie is commercializing

LINZESS in Mexico and CONSTELLA in Canada as well as in certain countries including in Europe. Astellas and AstraZeneca are responsible for development and commercialization of LINZESS in Japan and China (including Hong Kong and Macau), respectively. Each of our partners for linaclotide also is responsible for active pharmaceutical ingredient, or API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. We and/or our partners have commercial supply agreements with independent third parties to manufacture the linaclotide API.

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

In addition, adverse event reporting requires significant coordination with our partners and third parties. We are the holder of the global safety database for linaclotide responsible for coordinating the safety surveillance and adverse event reporting efforts worldwide with respect to linaclotide; each of Astellas, AstraZeneca and AbbVie is responsible for reporting adverse event information from its territory to us. If we fail to perform such activities and maintain the global safety database for linaclotide or if our partners do not report adverse events related to linaclotide, or fail to do so in a timely manner, we may not receive the information that we or our partners are required to report to the U.S. FDA or a comparable foreign regulatory authority regarding such products. Furthermore, we or our partners may fail to adequately monitor, identify or investigate adverse events, or to report adverse events to the U.S. FDA or a comparable foreign regulatory authority accurately and within the prescribed timeframe. If we or our partners are unsuccessful in any of the foregoing due to poor process, execution, systems, oversight, communication, adjudication or otherwise, then we may suffer any number of consequences, including the imposition of additional restrictions on the use of linaclotide, removal of linaclotide from the market, criminal prosecution, the imposition of civil monetary penalties, seizure of such products, or delay in approval of future products.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture API, finished drug product and finished goods for linaclotide, apraglutide, and our other product candidates. For linaclotide, each of our partners is responsible for API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. We and/or our partners have commercial supply agreements with independent third parties to manufacture linaclotide API. For apraglutide, we design and develop the manufacturing process together with CDMOs , and we rely on these CDMOs and other third-party suppliers for the manufacture and supply, including filling and packaging of all the components of the finished product for human use. Should we, or any of our partners or any third-party manufacturers we or our partners engage, experience setbacks or challenges in our manufacturing efforts, our development and commercialization efforts may be materially harmed.

Each of our partners and the third-party manufacturers we or our partners engage, must comply with GMP and other stringent regulatory requirements enforced by the U.S. FDA, EMA and other comparable foreign regulatory authorities in other jurisdictions. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our and our partners’ own quality assurance releases.

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

If any of our linaclotide partners undergoes a change of control and the acquirer either (i) is unable to perform such partner’s obligations under its collaboration or license agreement with us or (ii) does not comply with the divestiture or certain other provisions of the applicable agreement, we have the right to terminate the collaboration or license agreement and re-acquire that partner’s rights with respect to linaclotide. If we elect to exercise these rights in such circumstances, we will need to either establish the capability to develop, manufacture and commercialize linaclotide in that partnered territory on our own or we will need to establish a relationship with a new partner. We have assembled a team that represents the functional areas necessary to support the commercialization of LINZESS in the U.S. If AbbVie was subject to a change of control that allowed us to further commercialize LINZESS in the U.S. on our own, and we chose to do so, we would need to enhance each of these functional aspects, as well as develop others, to replace the capabilities that AbbVie was previously providing to the collaboration. Any such transition might result in a period of reduced efficiency or performance by our operations and commercialization teams, which could adversely affect our ability to commercialize LINZESS.

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

The marketing of pharmaceutical and biopharmaceutical products and related arrangements with healthcare providers, third-party payors, patients and other third parties in the healthcare industry are subject to a wide range of healthcare laws and regulations within the U.S. and in foreign jurisdictions in which we operate. These laws and regulations may constrain our business and/or financial arrangements. Within the U.S., federal laws and regulations include:

●	federal healthcare program anti-kickback laws, which prohibit, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to manufacturers for reasons including providing coding and billing advice to customers or engaging in prohibited off-label promotional activities;

●	federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers with whom we interact and health plans with which we may interact;

●	the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;

●	the 21st Century Cures Act, which amends Section 114 of the Food and Drug Administration Modernization Act of 1997 to define healthcare economic information and the circumstances under which healthcare economic information may be disseminated;

●	federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and

●	the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public.

There are also state law equivalents of certain of the above federal laws, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts, which laws include anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health information in certain circumstances.

Other laws and regulations have also been enacted by various states to regulate the sales and marketing practices of pharmaceutical or biopharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”). State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Certain state and local laws require the registration of pharmaceutical sales representatives. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation.

Outside the U.S., our activities may be subject to healthcare laws. For example, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the E.U. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of E.U. Member States, and by Bribery Act 2010 in the United Kingdom. Infringement of these laws could result in substantial fines and imprisonment.

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

It is possible that governmental authorities will conclude that our business practices, or the business practices of third parties with whom we collaborate, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, or those of third party partners, are found to be in violation of any of these laws or any other governmental regulations, we may be subject to lawsuits, significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

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

We may be subject to privacy and security laws in the various jurisdictions, both inside and outside the U.S., in which we operate and/or obtain or store personally identifiable information, such as the E.U. GDPR, the United Kingdom’s GDPR and the Swiss Federal Act on Data Protection, or FADP. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the GDPR, which took effect in May 2018, applies to the processing of personal data in the EEA. The GDPR increases obligations with respect to clinical trials and non-clinical studies conducted in the EEA, by certain companies that process data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. As such, we are subject to the GDPR for data processing associated, for example, with conducting clinical trials in the EEA or entering into research collaborations in the EEA. The GDPR imposes stringent obligations for processing of personal data, such as setting high standards for consent, requiring the provision of detailed processing notices, facilitating the exercise of data subject rights and requiring reporting certain data breaches to regulators and affected individuals, as well as establishing standards for how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The FADP also applies to the collection and processing of personal data by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The FADP has been revised and adopted by the Swiss Parliament and took effect on September 1, 2023. The revisions to the FADP may result in increased costs of compliance, risks of noncompliance and penalties for noncompliance.

The GDPR, United Kingdom’s GDPR and FADP also increase the scrutiny applied to transfers of personal data from the EEA, UK, and Switzerland, respectively (including from clinical trial sites in the EEA) to countries that are considered by the European Commission, United Kingdom or Switzerland, respectively, to lack an adequate level of data protection, such as the U.S. In July 2020 the Court of Justice of the E.U. (CJEU) invalidated the E.U.-U.S. Privacy Shield Framework, under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield scheme. The framework has been replaced by the E.U.-U.S. Data Privacy Framework for which the European Commission adopted an adequacy decision in July 2023. While we do not currently rely upon this framework, we expect there to be legal challenges to this framework in the future, which could draw into question the legitimacy of other cross-border transfer mechanism, including the standard contractual clauses on which we rely to transfer personal data from the EEA to the U.S. and other jurisdictions. As supervisory authorities issue further guidance on personal data export mechanisms or where the standard contractual clauses cannot be used, we could incur additional compliance costs, complaints, and/or regulatory investigations and, if we are unable to otherwise transfer personal data among jurisdictions in which we operate, our services and geographical location or segregation of our relevant systems and operations could be affected.

In addition, in the U.S., we are subject to the CCPA, as amended by the CPRA, which became effective on January 1, 2023 (the CPRA, together with CCPA, the California Privacy Law). The California Privacy Law gives California consumers (defined to include all California residents) certain rights regarding personal information collected about them; the California Privacy Law also imposes certain obligations and limitations on companies regarding the collection, use, selling or sharing (as defined in the California Privacy Law) of personal information collected from or about California consumers. Other states have passed comprehensive privacy laws specifically regulating health information that may affect our business. For example, Washington state recently passed the My Health My Data Act to which we are subject, which regulates the collection and sharing of health information, and provides a right of action for violation of the statute.

The compliance obligations imposed by the GDPR, United Kingdom’s GDPR, FADP, the California Privacy Law, Washington’s My Health My Data Act, and other applicable privacy laws, have required us to revise our operations. Breaches of applicable data protection requirements may result in substantial fines and other regulatory penalties, as well as confer a private right of action on data subjects or consumers and their representatives for breaches of certain data protection requirements. We expect to be subject to additional privacy laws at both the U.S. state level and abroad as many jurisdictions either recently have data privacy legislation or are considering enacting such legislation to which we may become subject. Achieving and sustaining compliance with applicable international, federal and state privacy, security, fraud and reporting laws may prove time-consuming and costly.

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

Following the VectivBio Acquisition, we retained VectivBio’s legacy headquarters in Basel, Switzerland and, as a result, we now have employees and operations in foreign jurisdictions. Operating in foreign jurisdictions exposes us to additional risks such as fluctuations in currency exchange rates; compliance with different legal and regulatory environments; foreign regulatory regimes applicable to clinical trials and obtaining approvals for product candidates; compliance with applicable data privacy laws and regimes such as the E.U. GDPR, the United Kingdom’s GDPR and the Swiss FADP; risk relating to the political and economic status of foreign governments; differences in the manner in which different cultures do business; difficulties in staffing and managing foreign operations; differences in financial reporting; and operating difficulties; among other factors. The realization of any of these risks, if severe enough, could have an adverse effect on our consolidated financial position, results of operations and cash flows.

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

We have several issued patents in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036) expiring in 2026. Additional U.S. patents related to LINZESS include multiple patents relating to our commercial, room temperature stable formulations of the 72 mcg, 145 mcg and 290 mcg doses of linaclotide and methods of using these formulations, the latest of which expires in the early 2030s, as well as other patents and patent applications covering formulations of linaclotide, and molecules related to linaclotide.

In addition, we have exclusive rights to apraglutide including issued composition of matter and method of use patents in the U.S. in lead indications. We aim to maintain a strong and broad estate of patents in the U.S. and other geographic areas. To this end, we have exclusively licensed 57 patents and 3 pending patent applications in the U.S., E.U., Japan, China and other jurisdictions protecting apraglutide. We also own one U.S. granted patent and one granted Japanese patent as well as approximately 38 pending patent applications worldwide that cover apraglutide, including ultrapure compositions, methods of manufacture and methods of use in various diseases.

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

We are currently a party to and may in the future be party to license agreements. Apraglutide is among the assets that are subject to licensing agreements with third parties. For example, we are a party to an amended and restated intellectual property license agreement with Ferring pursuant to which we have exclusive rights to apraglutide including an issued composition of matter and method of use patent in the U.S. in lead indications, or the Ferring Agreement. The Ferring Agreement imposes, and other current or future license agreements may impose, various diligence, milestone payment, royalty, and other obligations on us. These milestone, royalty, and other payments associated with the license, will make it less profitable for us to develop apraglutide or other product candidates that are the subject of current or future licenses. If we fail to comply with our obligations under the Ferring Agreement, or we are subject to a bankruptcy, we may be required to make certain payments to Ferring, we may lose the exclusivity of our license, or Ferring may have the right to terminate the license. If the Ferring Agreement is terminated, we could lose intellectual property rights that are important to our business, be liable for damages to the licensor or be prevented from developing and commercializing our apraglutide. Termination of the agreement or reduction or elimination of our rights under the agreement may also result in us being required to negotiate a new or reinstated agreement with less favorable terms, and it is possible that we may be unable to obtain any such additional license at a reasonable cost or on reasonable terms and will be unable to develop and commercialize apraglutide. These or similar risks may apply to other license agreements, including future license agreements. If disputes over intellectual property and other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize apraglutide.

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

Even though we have orphan drug designation for apraglutide in the U.S. and in the E.U., we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Based on available preclinical and clinical data, both the U.S. FDA and the EMA have granted apraglutide orphan drug designation for the treatment of SBS. Orphan drug applicability will be reassessed by health authorities upon completion of clinical studies and submission of our marketing application. In the E.U., the orphan designation for apraglutide may not be maintained at the time of grant of the marketing authorization if the EMA and COMP do not consider that there is sufficient confirmatory evidence to support that the orphan designation criteria continue to be met.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the U.S. FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the U.S. FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide, as well as developing our other product candidates. For example, in June 2023, we acquired VectivBio and added apraglutide, a next generation long-acting GLP-2 analog, in development for the treatment of patients with SBS who are dependent on PS, to our pipeline. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, and debt issuances, including our $200.0 million aggregate principal amount of Convertible Senior Notes, bearing an interest of 1.50% and due in 2026, or the Convertible Senior Notes, and our $550.0 million secured revolving credit facility, or the Revolving Credit Facility. We currently derive a significant portion of our revenue from our LINZESS collaboration with AbbVie for the U.S. We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Such revenue is highly dependent on LINZESS demand and other factors such as fluctuations in retail chains’ and wholesalers’ buying patterns and inventory levels, pricing and reimbursement. Our collaborative arrangements revenue outside of the U.S. has and may continue to fluctuate as a result of the timing and amount of royalties from sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval, as well as clinical and commercial milestones received and recognized under our current and future strategic partnerships outside of the U.S.

For the year ended December 31, 2023, we incurred a net loss in connection with the VectivBio Acquisition. Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of December 31, 2024, we had an accumulated deficit of approximately $1.7 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities, will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and, if approved, apraglutide, research and develop our product candidates, and access externally developed products or product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

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

We have previously raised funds to finance our operations through capital raising activities, including the sale of shares of our Class A Common Stock in public offerings and convertible and other debt issuances. However, marketing and selling gastrointestinal drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products or product candidates are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the level of underlying demand and price we are able to charge for our products in the countries in which they are approved;

●	the costs associated with commercializing our products in the U.S.;

●	the costs of establishing, maintaining and/or expanding sales, marketing, distribution, and market access capabilities for our products;

●	the regulatory approval of linaclotide within new indications, populations and formulations, as well as the associated development and commercial milestones and royalties;

●	the regulatory approvals of apraglutide;

●	the rate of progress, the cost of our clinical trials and the other costs associated with our development programs, including our clinical trial of apraglutide in adult patients with SBS-IF, post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS within IBS-C and CIC, as well as to study linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;

●	the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies or assets;

●	the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements;
●	whether the holders of our Convertible Senior Notes hold the notes to maturity without conversion into our Class A Common Stock or cash and whether we are required to repurchase any of our Convertible Senior Notes prior to maturity upon a fundamental change, as defined in each of the indentures governing the Convertible Senior Notes; and

●	whether we seek to redeem, repurchase or retire all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.

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

Semi-annual payments on our Convertible Senior Notes began in December 2019. In addition, in 2023, we entered into the Revolving Credit Facility. As of December 31, 2024, the outstanding principal balance on the Revolving Credit Facility was $385.0 million. We expect that for the next few years, at a minimum, the net quarterly payments from AbbVie will be a significant source of cash flows from operations. If the cash flows derived from the net quarterly payments that we receive from AbbVie under the collaboration agreement for North America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether AbbVie will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and AbbVie under the collaboration agreement for North America. Accordingly, since we cannot guarantee that our company will maintain net income or positive cash flows, we cannot provide assurances for any particular quarterly period that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from AbbVie, (ii) there will be a net quarterly payment from AbbVie at all or (iii) we will not also be required to make a true-up payment to AbbVie under the collaboration agreement for North America.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of December 31, 2024, we had total indebtedness of $585.0 million and available cash and cash equivalents of $88.6 million.

We incurred significant new indebtedness in connection with the VectivBio Acquisition. In May 2023, we entered into the Revolving Credit Facility, which includes a $10.0 million letter of credit subfacility. In June 2023, we borrowed $400.0 million to fund a portion of the consideration paid to purchase VectivBio’s outstanding ordinary shares in connection with the VectivBio Acquisition.

The agreement governing the Revolving Credit Facility, or the Revolving Credit Agreement, as amended in September 2024, contains certain covenants applicable to us and certain of our subsidiaries that may, under certain circumstances, impose significant operating and financial restrictions on us, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. The Revolving Credit Agreement also includes cross-default features providing that defaults under certain other indebtedness would result in a default under the Revolving Credit Agreement. In addition, the Revolving Credit Agreement requires us to maintain a maximum consolidated secured net leverage ratio of 3.50 to 1.00 until the end of the final quarter of 2025, or the Initial Period, (ii) 3.25 to 1.00 until the end of the first quarter of 2026, or the Interim Period, and (iii) 3.00 to 1.00 thereafter, and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows us to elect to increase the permitted maximum consolidated secured net leverage ratio to (i) 4.00 to 1.00 during the Initial Period, (ii) 3.75 to 1.00 during the Interim Period, and (iii) 3.50 to 1.00 thereafter, in each case for up to for four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. Additionally, the lenders under the Revolving Credit Agreement will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of customary events of default.

In addition, while the indenture governing our Convertible Senior Notes does not include covenants restricting the operation of our business except in certain limited circumstances, in the event of a default under the Convertible Senior Notes, the noteholders or the trustee under the indenture governing the Convertible Senior Notes may accelerate our payment obligations under the Convertible Senior Notes, which could have a material adverse effect on our business, financial condition and results of operations. We are also required to offer to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of our company (other than an acquisition in which at least 90% of the consideration is Class A Common Stock listed on The Nasdaq Global Select Market or The New York Stock Exchange), subject to the terms of the indenture governing the Convertible Senior Notes. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of our company that would otherwise be beneficial to our security holders.

The indenture governing our Convertible Senior Notes also includes cross-default features providing that certain failures to pay for outstanding indebtedness would result in a default under the indenture governing our Convertible Senior Notes. In the event of such default, the trustee or noteholders could elect to declare all amounts outstanding to be immediately due and payable under the indenture, which could have a material adverse effect on our business, financial condition and results of operations.

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

The capped call transactions entered into in connection with our Convertible Senior Notes may affect the value of our Class A Common Stock.

In connection with the issuance of our Convertible Senior Notes, we entered into capped call transactions, or the Capped Calls, with certain financial institutions. These transactions are expected generally to reduce the potential dilution upon any conversion of our Convertible Senior Notes, as applicable, or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be.

In connection with these transactions, the financial institutions likely purchased our Class A Common Stock in secondary market transactions and entered into various OTC derivative transactions with respect to our Class A Common Stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Senior Notes by purchasing and selling shares of our Class A Common Stock or other instruments they may wish to use in connection with such hedging. Any of these activities could adversely affect the value of our Class A Common Stock and, as a result, the number of shares and the value of the Class A Common Stock noteholders will receive upon conversion of the Convertible Senior Notes. In addition, under certain circumstances the counterparties have the right to terminate the Capped Calls on terms set forth in the applicable confirmations, which may result in us not receiving all or any portion of the anticipated benefit of the Capped Calls. If the price of our Class A Common Stock increases such that the hedge transactions settle in our favor, we could also be exposed to credit risk related to the counterparties to the Capped Calls, which would limit or eliminate the benefit of such transactions to us.

Our quarterly and annual operating results may fluctuate significantly.

Our operating results have been, and we expect they will continue to be, subject to frequent fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

●	the level of underlying demand and price for our products in the countries in which they are approved;

●	retail chains’ and wholesalers’ buying patterns, pricing and reimbursement and inventory levels with respect to our products;

●	the costs associated with commercializing our products in the U.S.;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

●	any impairments of assets or goodwill, and associated write-downs;

●	any variations in the level of expenses related to our development programs;

●	addition or termination of clinical trials;

●	results of or developments in nonclinical studies and clinical trials of our product candidates or those of our competitors or potential collaborators;

●	any impact on taxes or changes in tax rules;

●	regulatory developments affecting our products and product candidates;

●	the success of competitive products or technologies;

●	any material lawsuit in which we may become involved;

●	general economic, industry, and market conditions; and

●	the impact of public health emergencies, including containment or mitigation measures, or natural disasters.

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

For the year ended December 31, 2023, we incurred a net loss in connection with the VectivBio Acquisition. Prior to the year ended December 31, 2019, we incurred significant net losses since our inception. To the extent that we do not generate federal and state taxable income in the future, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income, if any, until the date, if any, on which such unused carryforwards expire. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. Certain future equity offerings or strategic transactions, if any, could potentially result in a 50% or greater change of control.

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

The distribution of the shares of Cyclerion common stock in connection with the Separation, together with certain related transactions, is intended to qualify for tax-free treatment to us and our stockholders for U.S. federal income tax purposes. We received a favorable private letter ruling from the Internal Revenue Service, or IRS, under the pilot program established in Revenue Procedure 2017-52 relating to the U.S. federal income tax treatment of the distribution. Consistent with the guidelines set forth in Revenue Procedure 2017-52, the IRS private letter ruling does not cover all of the issues that are relevant to determining whether the distribution is generally tax free for U.S. federal income tax purposes. Accordingly, completion of the distribution was conditioned upon, among other things, our receipt of an opinion from an outside tax advisor that the distribution will qualify as a transaction that is generally tax-free to both us and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The private letter ruling and opinion were based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings from us and Cyclerion (including those relating to the past and future conduct of us and Cyclerion). If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or Cyclerion breach any of our respective covenants relating to the distribution, the IRS private letter ruling and any tax opinion may be invalid. Moreover, the opinion is not binding on the IRS or any courts. Accordingly, notwithstanding receipt of the IRS private letter ruling and the opinion, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes.

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

We are highly dependent on the drug research, development, regulatory, commercial, financial and other expertise of our management, particularly Thomas McCourt, our chief executive officer; Gregory Martini, our senior vice president, chief financial officer; John Minardo, our senior vice president, chief legal officer and secretary; and Michael Shetzline, our senior vice president, chief medical officer and head of research and drug development. Transitions in our senior management team or other key employees, or the unavailability of any such persons for any reason, can be inherently difficult to manage and may disrupt our operations or business or otherwise harm our business, for example, due to the diversion of our board and management’s time and attention and a decline in employee morale. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of our patients, clinical trial participants and employees. We also rely to a large extent on information technology systems to operate our business, including to deliver our products. We have outsourced elements of our confidential information processing and information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our large and complex information technology and infrastructure (and those of our partners, vendors and third-party providers) are vulnerable to attacks by hackers and may be breached due to employee, partner, vendor or third-party error, malfeasance or other disruptions. We, our partners, vendors and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, hacktivists, nation states and others. While we have invested in information technology and security and the protection of confidential information, there can be no assurance that our efforts will prevent service interruptions or security breaches. Further, while some or all of our workforce, and those of our partners, vendors and other third-party providers, work remotely, we may have greater vulnerability to cyberattacks or other losses of confidential information, as well as interruptions in information technology systems. Any such interruptions, losses or breaches would substantially impair our ability to operate our business and would compromise our, or our partners, vendors and other third-party providers, networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, negatively impact our financial condition and damage our reputation, any of which could adversely affect our business. While we maintain cyber liability insurance, this insurance may not be sufficient to cover the financial or other losses that may result from an interruption or breach of our (or our partners’, vendors’ and third-party providers’) systems.

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

We have identified material weaknesses in our internal control over financial reporting. If we are not able to remediate these material weaknesses, or if we identify additional material weaknesses in the future, it could have an adverse effect on our business and financial results, and our ability to meet our reporting obligations could be negatively affected, each of which could negatively affect the trading price of our Class A Common Stock.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2024, we and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting and we determined that our internal control over financial reporting was not effective as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. For further discussion of the material weaknesses we have identified and our remediation plan, see Part II, Item 9A, under the heading “Controls and Procedures” in this Annual Report on Form 10-K.

While we have designed and are implementing a remediation plan to remediate these material weaknesses, we cannot assure that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If we are not able to remediate these material weaknesses in a timely manner or otherwise comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, our ability to record, process, summarize and report financial information accurately and within applicable time periods may be adversely affected. If we are not able to remediate these material weaknesses in a timely manner, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. In addition, our conclusion that we have material weaknesses could give rise to increased scrutiny, review, audit and investigation over our accounting controls and procedures.

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

Further, we are dependent on our partners for information related to our results of operations. Our net profit or net loss generated from the sales of LINZESS in the U.S. is partially determined based on amounts provided by AbbVie and involves the use of estimates and judgments, which could be modified in the future. For example, during 2024, we recorded adjustments to our collaborative arrangement revenues to reflect changes in estimates of certain LINZESS gross-to-net reserves, as reported by AbbVie. We are highly dependent on our linaclotide partners for timely and accurate information regarding any revenues realized from sales of linaclotide in their respective territories, and in the case of AbbVie for the U.S., the costs incurred in developing and commercializing it in order to accurately report our results of operations. Our results of operations are also dependent on the timeliness and accuracy of information from any other licensing, collaboration or other partners we may have, as well as our and our partners’ use of estimates and judgments. If we do not receive timely and accurate information or if estimated activity levels associated with the relevant collaboration or partnership at a given point in time are incorrect, whether the result of a material weakness or not, we could be required to record adjustments in future periods. Such adjustments could have an adverse effect on our financial results, which could lead to a decline in our Class A Common Stock price.

If in the future we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The Nasdaq Stock Market or other regulatory authorities.

We expect that the price of our Class A Common Stock will fluctuate substantially.

The market price of our Class A Common Stock may be highly volatile due to many factors, including:

●	the commercial performance of our products in the countries in which they are approved, as well as the costs associated with such activities;

●	any third-party coverage and reimbursement policies for our products;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	developments, litigation or public concern about the safety of our products or our potential products;

●	announcements of the introduction of new products by us or our competitors;

●	announcements concerning product development, including clinical trial results or timelines, or intellectual property rights of us or others;

●	actual and anticipated fluctuations in our quarterly and annual operating results;

●	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

●	sales of additional shares of our Class A Common Stock or sales of securities convertible into Class A Common Stock or the perception that these sales might occur;

●	any conversions of our Convertible Senior Notes into Class A Common Stock or activities undertaken by the counterparties to the Capped Calls;

●	additions or departures of key personnel;

●	developments concerning current or future collaboration, partnership, licensing or other strategic arrangements;

●	discussion of us or our stock price in the financial or scientific press or in online investor communities;

●	general economic, industry, and market conditions; and

●	the impact of public health epidemics, including containment or mitigation measures, or natural disasters.

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

We have developed an incident response plan designed to coordinate the activities that we and our third-party service providers take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate any reputational damage.

Our business strategy, results of operations and financial condition have not been materially affected as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such cybersecurity risks or any future material incidents. For more information on our cybersecurity-related risks, see Item 1A, Risk Factors, elsewhere in this Annual Report on Form 10-K.

The Company’s Senior Vice President, Controller and Principal Accounting Officer is responsible for managerial oversight of our cybersecurity program and reporting on cybersecurity matters to the Audit Committee of the Board of Directors and management. Our Senior Vice President, Controller and Principal Accounting Officer oversees the cybersecurity team, which include members of our internal IT department and is also supported by third-party service providers.

Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. The Audit Committee of the Board of Directors oversees our cybersecurity risk and receives regular reports, with a minimum frequency of once per year, from our Senior Vice President, Controller and Principal Accounting Officer on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. Promptly after becoming aware of a material cybersecurity incident affecting our IT systems or data, the Audit Committee would work with management to formulate a mitigation plan and review compliance with such plan, as well as to ensure compliance with any external regulatory or disclosure requirements, including any disclosures of material cybersecurity breaches.

Item 2.    Properties

Our corporate headquarters are located in Boston, Massachusetts, where, as of December 31, 2024, we occupied approximately 39,000 square feet of office space under our lease expiring in June 2030. We also have operations in Basel, Switzerland. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A Common Stock are traded on the Nasdaq Global Select Market under the symbol “IRWD.” Our shares have been publicly traded since February 3, 2010. As of January 31, 2025, there were 29 stockholders of record of our Class A Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Corporate Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our Class A Common Stock to the Nasdaq U.S. Benchmark Index and to the Nasdaq Biotechnology Index from December 31, 2019 through December 31, 2024. The comparison assumes $100 was invested after the market closed on December 31, 2019 in our Class A Common Stock and in each of the presented indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among The Nasdaq U.S. Benchmark Index,

the Nasdaq Biotechnology Index,

and Ironwood Pharmaceuticals, Inc.

Item 6. [Reserved]

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

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 is included in Part II, Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 16, 2024.

Overview

We are a biotechnology company developing and commercializing life-changing therapies for people living with gastrointestinal, or GI, and rare diseases. We are focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the U.S. FDA, in a class of GI medicines called GC-C agonists and is indicated for adult men and women suffering from IBS-C or CIC, and for pediatric patients ages 6-17 years-old suffering from FC. LINZESS is available to adult men and women suffering from IBS-C or CIC in the U.S. and Mexico, adult men and women suffering from IBS-C or chronic constipation in Japan, and adult men and women suffering from IBS-C in China, and pediatric patients ages 6-17 with FC in the U.S. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca in China (including Hong Kong and Macau), and Astellas in Japan.

We also aim to leverage our development and commercialization capabilities in GI to bring additional treatment options to GI patients.

Through the VectivBio Acquisition, we are advancing apraglutide, a next-generation, synthetic long-acting peptide analog of GLP-2 for SBS patients who are dependent on PS. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing parenteral support dependency in adult patients with SBS-IF. In January 2025, we initiated a rolling NDA submission to the U.S. FDA and plan to submit marketing applications to other regulatory authorities for apraglutide for use in adult patients with SBS who are dependent on PS.

In November 2021, we entered into the COUR Collaboration Agreement with COUR, that granted us an option to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104, a tolerizing immune modifying nanoparticle, for the treatment of PBC. In the third quarter of 2024, we received from COUR the topline data from COUR’s Phase II Clinical study for the treatment of PBC. In September 2024, we notified COUR of our decision not to exercise the option to acquire an exclusive license to CNP-104. As a result, the COUR Collaboration Agreement has terminated, and we retain no rights and have no obligations related to CNP-104.

We are also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as IC/BPS, and endometriosis. In September 2024, we decided to end further recruitment for the Phase II proof of concept study in IC/BPS and analyze the data once all currently enrolled patients complete the full 12-week study assessment, which will inform the next steps in the program.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of our other product candidates, including apraglutide. Prior to the year ended December 31, 2019, we incurred net losses in each year since inception. As of December 31, 2024, we had an accumulated deficit of approximately $1.7 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment – human therapeutics.

Key 2024 Financial Highlights

●	We recognized $351.4 million in total revenues during the year ended December 31 2024, compared to $442.7 million during the year ended December 31, 2023. The decrease was primarily related to a $90.1 million decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by decreased net price (including a $43.0 million reduction to collaboration revenue as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates), partially offset by increases from prescription demand.

●	We generated income from operations of $93.1 million during the year ended December 31, 2024 compared to a loss from operations of $945.4 million during the year ended December 31, 2023. The increase was primarily attributable to incurring approximately $1.1 billion in IPR&D expense related to the VectivBio Acquisition in 2023.

●	We generated $103.5 million in cash from operations during the year ended December 31, 2024, ending the year with $88.6 million in cash and cash equivalents.

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

Apraglutide for SBS-IF. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with SBS-IF. SBS-IF, a rare and severe organ failure condition in which patients are dependent on PS, affects an estimated 18,000 adult patients in the U.S., Europe, and Japan. We are also conducting an open-label extension study, STARS Extend, to further assess safety of apraglutide in adult patients with SBS-IF. In January 2025, we initiated a rolling NDA submission to the U.S. FDA and plan to submit marketing applications to other regulatory filings for apraglutide for use in adult patients with SBS who are dependent on PS.

Apraglutide for aGvHD. In March 2024, we announced positive, primary results up to Day 91 for our Phase II exploratory trial, STARGAZE, to evaluate apraglutide in patients with steroid-refractory GI aGvHD, which evaluated the safety and tolerability of once-weekly apraglutide in aGvHD patients treated with standard of care, including systemic corticosteroids and ruxolitinib. In December 2024, we decided to end further development of apraglutide for aGvHD to focus investment on other priorities.

CNP-104. Through the COUR Collaboration Agreement, we and COUR were developing CNP-104 for the treatment of PBC, a rare autoimmune disease targeting the liver. In the third quarter of 2024, we received from COUR the topline data from COUR’s Phase II Clinical study for the treatment of PBC. In September 2024, we notified COUR of our decision not to exercise the option to acquire an exclusive license to CNP-104. As a result, the COUR Collaboration Agreement has terminated, and we retain no rights and have no obligations related to CNP-104.

IW-3300. We are also advancing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as IC/BPS and endometriosis. In September 2024, we decided to end further recruitment for the Phase II proof of concept study in IC/BPS and analyze the data once all currently enrolled patients complete the full 12-week study assessment, which will inform the next steps in the program.

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

The following table sets forth our research and development expenses related to our product pipeline for the years ended December 31, 2024, 2023, and 2022, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Year Ended December 31,
	2024	2023	2022

Linaclotide(1)	$17,858	$21,103	$17,267
Apraglutide(2)	73,008	58,244	—
IW-3718	—	—	461
IW-3300	13,179	15,091	15,824
CNP-104(3)	4,253	9,461	1,022
Early research and development(4)	3,123	12,186	9,691
Total research and development expenses	$111,421	$116,085	$44,265
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes $11.4 million of share-based compensation expense and $3.5 million of employer payroll tax expense recognized immediately after the closing of the VectivBio Acquisition in the second quarter of 2023 in connection with the vesting acceleration and settlement of outstanding stock options and restricted stock units.
(3)	Includes $6.0 million up-front payment recognized in the second quarter of 2023 in connection with the amendment to the COUR Collaboration Agreement.
(4)	Includes $4.8 million reduction to research and development expense recognized in the first quarter of 2024 in connection with the settlement of a license-related contract liability.

The lengthy process of securing regulatory approvals for product candidates, including apraglutide, requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

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

The successful development of our product candidates is highly uncertain and subject to a number of risks including, but not limited to:

●	The duration of clinical trials may vary substantially according to the type, complexity and novelty of the product candidate;

●	The U.S. FDA and comparable foreign agencies impose substantial and varying requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures;

●	Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval;

●	The duration and cost of early research and development, including nonclinical studies and clinical trials, may vary significantly over the life of a product candidate and are difficult to predict;

●	The costs, timing and outcome of regulatory review of a product candidate may not be favorable, and, even if approved, a product may face post-approval development and regulatory requirements;

●	There may be substantial costs, delays and difficulties in successfully integrating externally developed product candidates into our business operations; and

●	The emergence of competing technologies and products and other adverse market developments may negatively impact us.

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

We expect to invest in our development programs and incur substantial research and development expenses for the foreseeable future. We will continue to invest in linaclotide, including the investigation of ways to enhance the clinical profile within its currently approved indications, and the exploration of its potential utility in other indications, populations and formulations. We will continue to invest in our GI and rare disease-focused product candidates, including apraglutide, as we advance them through pre-clinical and clinical trials, in addition to funding research and development activities under our external collaboration and license agreements.

Acquired In-Process Research and Development. Asset acquisition costs, license fees and development milestone payments related to acquired and in-licensed products and technology are expensed as acquired in-process research and development at the point that they have no established alternative future use.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, business development, commercial, sales, marketing, communications and human resource functions. Other costs include legal costs of pursuing patent protection of our intellectual property, general and administrative related facility costs, insurance costs and professional fees for accounting, tax, consulting, legal and other services. As we continue to invest in the development and commercialization of LINZESS, apraglutide and other product candidates, we expect our selling, general and administrative expenses will be substantial for the foreseeable future.

We include AbbVie’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and present the net payment to or from AbbVie as collaboration expense or collaborative arrangements revenue, respectively.

Restructuring Expenses. Restructuring expenses pertain to a headquarters-based workforce reduction in April 2023 and restructuring initiatives in connection with the VectivBio Acquisition commencing in June 2023. The workforce reduction and restructuring initiatives are more fully described in Note 16, Workforce Reductions and Restructuring, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Gain on Derivatives. In June 2015, we issued 2.25% Convertible Senior Notes due June 15, 2022, or the 2022 Convertible Notes, and in August 2019, we issued the Convertible Senior Notes. In connection with the issuance of our 2022 Convertible Notes, we entered into note hedge warrant transactions, or the Note Hedge Warrants, with certain financial institutions. Gain on derivatives consists of the change in fair value of the Note Hedge Warrants, which are recorded at fair value at each reporting date and changes in fair value are recorded in our consolidated statements of income (loss). The Note Hedge Warrants terminated unexercised upon expiry in April 2023. The Note Hedge Warrants are more fully described in Note 10, Debt, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Deferred Revenue

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

Research and development expenses also include up-front payment, non-contingent payment, and milestone payment obligations under certain collaboration arrangements. Recognition of expense for such payments requires judgment with respect to when the obligation is probable.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse.

At each quarterly reporting date, we reassess the valuation allowance on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. We provide a valuation allowance when it is more likely than not that deferred tax assets will not be realized. Our valuation allowance is comprised primarily of certain tax credits that are expected to expire prior to utilization.

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

Defined Benefit Pension Plan

Determining pension expense and obligations for our defined benefit pension plan uses actuarial estimates of participants’ age at retirement, life span, the long-term rate of return on investments and other factors. In addition, pension expense is sensitive to the discount rate used to value the pension obligation. As a sensitivity measure, an increase or decrease in our discount rate assumption of 1.00% would decrease and increase our pension expense by $1.8 million and $2.3 million, respectively. These assumptions are subject to the risk of change, including macroeconomic conditions, as they require significant judgment and have inherent uncertainties that management or its actuaries may not control or anticipate. A detailed discussion of our defined benefit pension plan is contained in Note 15 to our financial statements set forth in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

	Year Ended December 31,

	2024	2023

	(in thousands)
Revenues:
Collaborative arrangements revenue	$351,410	$442,735
Total revenues	351,410	442,735
Costs and expenses:
Research and development	111,421	116,085
Selling, general and administrative	144,272	158,314
Restructuring	2,593	18,317
Acquired in-process research and development	—	1,095,449
Total costs and expenses	258,286	1,388,165
Income (loss) from operations	93,124	(945,430)
Other income (expense):
Interest expense and other financing costs	(33,034)	(21,629)
Interest and investment income	4,468	18,971
Gain on derivatives	—	19
Other	640	—
Other income (expense), net	(27,926)	(2,639)
Income (loss) before income taxes	65,198	(948,069)
Income tax expense	(64,318)	(83,490)
Net income (loss)	880	(1,031,559)
Less: Net loss attributable to noncontrolling interests	—	(29,320)
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$880	$(1,002,239)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues

	Year Ended
	December 31,		Change
	2024	2023	$

	(in thousands)
Revenues:
Collaborative arrangements revenue	$351,410	$442,735	$(91,325)
Total revenues	$351,410	$442,735	$(91,325)

Collaborative arrangements revenue. The decrease in collaborative arrangements revenue of $91.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily related to a $90.1 million decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by decreased net price (including a $43.0 million reduction to collaboration revenue as a result of changes in estimates of sales reserves and allowances associated with government and contractual rebates), partially offset by increases from prescription demand.

Cost and Expenses

	Year Ended
	December 31,		Change
	2024	2023	$

	(in thousands)
Costs and expenses:
Research and development	$111,421	$116,085	$(4,664)
Selling, general and administrative	144,272	158,314	(14,042)
Restructuring	2,593	18,317	(15,724)
Acquired in-process research and development	—	1,095,449	(1,095,449)
Total costs and expenses	$258,286	$1,388,165	$(1,129,879)

Research and development. The decrease in research and development expenses of $4.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily related to $11.3 million of share-based compensation expense and $3.5 million in related payroll taxes recognized in the second quarter of 2023 immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, a $6.0 million payment to COUR in the second quarter of 2023 related to CNP-104 in connection with the amendment of the COUR Collaboration Agreement, a $4.8 million reduction to research and development expense in connection with the settlement of a license-related contract liability, and a $2.5 million decrease in external linaclotide costs, partially offset by a $15.9 million increase of apraglutide program costs, a $6.0 million increase in compensation, benefits, and other employee-related expenses, and a $2.0 million increase related to an amendment of the COUR Collaboration Agreement.

Selling, general and administrative. Selling, general and administrative expenses decreased $14.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to $16.2 million of share-based compensation and $3.0 million in related payroll taxes recognized in the second quarter of 2023 immediately after the closing of the VectivBio Acquisition in connection with the vesting acceleration of outstanding stock options and RSUs under VectivBio’s 2021 Equity Incentive Plan, and a $0.9 million decrease in compensation, benefits, and other employee-related expenses, partially offset by a $8.0 million increase in professional services costs (including $4.5 million related to commercial launch planning for apraglutide, if approved).

Restructuring expenses. Restructuring expenses were $2.6 million for the year ended December 31, 2024 related to employee severance, benefits and related costs for the VectivBio Acquisition-related workforce reduction. Restructuring expenses were $18.3 million for the year ended December 31, 2023 and were comprised of $3.4 million of employee severance, benefits and related costs for the headquarters-based workforce reduction and $14.9 million of employee severance, benefits and related costs for the VectivBio Acquisition-related workforce reduction.

Acquired In-Process Research & Development. We incurred approximately $1.1 billion of expense during the year ended December 31, 2023 in connection with the VectivBio Acquisition to acquire apraglutide.

Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2024	2023	$

	(in thousands)
Other income (expense):
Interest expense and other financing costs	$(33,034)	$(21,629)	$(11,405)
Interest and investment income	4,468	18,971	(14,503)
Gain on derivatives	—	19	(19)
Other	640	—	640
Total other income (expense), net	$(27,926)	$(2,639)	$(25,287)

Interest expense and other financing costs. Interest expense increased by $11.4 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to $13.2 million of interest expense incurred under the Revolving Credit Facility used to partially finance the VectivBio Acquisition in June 2023, partially offset by a decrease of $1.3 million of interest expense incurred on the 2024 Convertible Notes.

Interest and investment income. Interest and investment income decreased by $14.5 million in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily from a decrease in cash and investment balances following the VectivBio Acquisition in June 2023.

Gain on derivatives. During the year ended December 31, 2023, we recorded an insignificant gain on derivatives resulting from a decrease in the fair value of the Note Hedge Warrants, which terminated unexercised upon expiry in April 2023.

Other. During the year ended December 31, 2024, we recorded a gain of $0.6 million for pension-related activities.

Income taxes. During the year ended December 31, 2024, we recorded income tax expense of $64.3 million, comprised of non-cash tax expense of $57.8 million and cash tax expense of $6.5 million for state income taxes in certain states in which state taxable income exceeded available net operating losses. During the year ended December 31, 2023, we recorded income tax expense of $83.5 million, comprised of non-cash tax expense of $74.1 million and cash tax expense of $9.4 million for state income taxes in certain states in which state taxable income exceeded available net operating losses.

Liquidity and Capital Resources

As of December 31, 2024, we had $88.6 million of cash and cash equivalents. Our cash equivalents include amounts held in money market funds, U.S. Treasury securities and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

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

Sources of Liquidity

We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of December 31, 2024, our debt is comprised of $200.0 million aggregate principal amount of convertible notes, due in 2026, and $385.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 to partially finance the VectivBio Acquisition. The Revolving Credit Facility provides for $550.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 10, Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$103,549	$183,427
Investing activities	(142)	(1,026,318)
Financing activities	(106,970)	277,160
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	(53)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,595)	$(565,784)

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income (loss) for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations.

Net cash inflows during the year ended December 31, 2024 totaled $103.5 million and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S., partially offset by research and development expenditures for apraglutide.

Net cash inflows during the year ended December 31, 2023 totaled $183.4 million and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S., partially offset by research and development expenditures for apraglutide and acquisition-related costs in connection with the VectivBio Acquisition.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2024 was insignificant and pertained to the purchase of property and equipment.

Cash used in investing activities for the year ended December 31, 2023 totaled approximately $1.0 billion and pertained primarily to the VectivBio Acquisition.

Cash Flows from Financing Activities

Cash used in financing activities for the year ended December 31, 2024 totaled $107.0 million was comprised primarily of the repayment of $200.0 million aggregate principal on the 2024 Convertible Notes upon their maturity in June 2024, partially offset by $85.0 million of net borrowings under the Revolving Credit Facility and $11.0 million from stock option exercises and employee stock purchases.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and invest in building our pipeline through internal or external opportunities. We believe that our cash on hand as of December 31, 2024 will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying revenue expectations and estimates regarding the costs to continue to develop, obtain regulatory approval for, and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and our goal to generate and maintain positive cash flows, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We did not otherwise adopt any new accounting pronouncements during the fiscal year ended December 31, 2024 that had a material effect on our consolidated financial statements included in this report.

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

We are exposed to market risks related to fluctuations in interest rates relating to our secured $550.0 million Revolving Credit Facility. The increase or decrease in annual interest expense resulting from a 10% increase or decrease in the applicable interest rate is $2.8 million.

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

To minimize the impact of potential dilution to our common stock upon conversion of the notes, we entered into the Capped Calls with respect to the 2026 Convertible Notes.

The convertible senior notes and Capped Calls are more fully described in Note 10, Debt, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as a result of material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024 as a result of material weaknesses in internal control over financial reporting as described below.

We identified certain control deficiencies in the design and implementation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not design and or implement an effective control environment or control activities as further detailed below.

●	We did not have appropriately designed entity-level controls impacting the (1) control environment, (2) risk assessment procedures, (3) identification of control activities, (4) information and communication and (5) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning. We did not adequately communicate to employees responsible for the execution of controls the relevant information, including objectives and responsibilities, necessary to support the functioning of internal controls over financial reporting. We did not develop and perform sufficient ongoing evaluations to ascertain whether the components of internal control were present and functioning or perform adequate risk assessment procedures within our control environment. These deficiencies were attributed to an insufficient number of qualified resources to effectively perform control design and execution activities and oversee internal control over financial reporting.

●	We did not design and maintain effective information technology (IT) general controls around our key accounting and reporting IT systems, specifically related to change management, user access, and data migration, as part of the Company’s enterprise resource planning (ERP) system, and these controls were not operating effectively. Consequently, IT application controls (ITAC) and IT dependent manual (ITDM) business process controls that rely upon information from the ERP system, were also deemed ineffective.

●	We did not design and/or operate effective controls over the financial statement close process as well as transaction level controls across various significant accounts and processes to address all material risk of misstatement as of December 31, 2024. Controls were not designed or operating effectively to support (1) the sufficiency of the review including level of precision and retention of evidence, (2) the completeness and accuracy of key data and reports used in the control activities, and/or (3) the timeliness of execution of management controls.

●	We did not design and/or operate effective ITDM and ITAC business process controls including appropriate segregation of duties and the completeness and accuracy of data and reports used in control activities and timeliness of execution to address the risk related to the initiation, authorization, and recording of expenditures.

Notwithstanding the material weaknesses, no material misstatements were identified in our financial statements as of and for the year ended December 31, 2024 and we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Their report is set forth herein.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Immediately following the identification of the material weaknesses described above, and with the oversight of the Audit Committee, we commenced a process to remediate the underlying control deficiencies contributing to the above material weaknesses. We have started remediating the control deficiencies and will continue these efforts throughout 2025. Our plan for remediation includes the following:

●	We have started the process of identifying and recruiting additional personnel who have experience working at public companies and expertise in accounting, financial reporting and internal controls commensurate with the type, volume and complexity of our operations. We have also commenced the search for a Head of IT and plan to centralize the accounting for foreign subsidiaries by transitioning the majority of accounting operations to the U.S. in 2025;

●	We have implemented incremental system approvals and manual monitoring controls to mitigate segregation of duties risk within certain financial processes, and will continue to engage with third party consultants with the requisite knowledge and experience to assess our ERP system and identify opportunities to enhance our use of the system while maintaining appropriate levels of segregation of duties;

●	We will enhance our system implementation and development lifecycle documentation to include the following:

o	Formally define policies and procedures for user roles, including emergency access roles, and requirements for lookback reviews during the implementation and post-implementation user access review phases;
o	The nature and level of change management documentation required to be maintained during the implementation and post-implementation review phases; and
o	Enhance policies and procedures around data migration, including formally defining the specific material data elements for validation; the procedures to be followed when validating the completeness and accuracy of data migrations; and the level of documentation required to evidence that data migration testing was performed and reviewed;

●	We will enhance our training processes, which include conducting and delivering training on a regular basis to our finance and accounting and IT team members on how to execute internal control responsibilities, including the importance of completeness and accuracy procedures and maintaining sufficient documentation and/or evidence to support the performance of control activities; and

●	To the extent certain control improvements were implemented in 2024 that management believes are operating, but did not have the requisite time period to demonstrate operating effectiveness as of December 31, 2024, we will continue to focus on effectively operating such controls.

When fully implemented and operational, we believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as Audit Committee oversight. Management and the Audit Committee remain committed to the implementation of remediation efforts to address the material weaknesses. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses previously disclosed, and as described above, will continue to exist.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on management’s evaluation, and except as described above, our principal executive officer and principal financial officer concluded that no other changes during the quarter ended December 31, 2024 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2024, we implemented a new global enterprise resource planning, or ERP system. The implementation of the system will continue through early 2025. The ERP system replaces the existing financial systems we have historically relied on. Throughout the implementation, we reassessed our processes and procedures, which resulted in changes to our internal control over financial reporting. In connection with this implementation, we identified a material weakness in our information technology general controls, as described above.

On June 29, 2023, we acquired VectivBio and in our 2023 Annual Report on Form 10-K, we excluded VectivBio from our evaluation of internal control over financial reporting. This exclusion was in accordance with the SEC’s guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. We have extended our oversight and monitoring processes that support our internal control over financial reporting, as well as our disclosure controls and procedures, to the acquired operations of VectivBio, and we have incorporated VectivBio into our annual assessment of internal control over financial reporting for our fiscal year ended December 31, 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ironwood Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Ironwood Pharmaceuticals, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified pervasive material weaknesses throughout the Company’s internal control processes that involve the control environment, risk assessment, control activity, information and communication, and monitoring components of the COSO framework, as well as internal controls across various significant accounts and information technology general controls, that are described in more detail in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 31, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 31, 2025

Item 9B.    Other Information

(a) On February 27, 2025, we issued a press release announcing unaudited financial results for the quarter and year ended December 31, 2024, which was furnished on a Current Report on Form 8-K filed on February 27, 2025, and we presented, via webcast, a supplemental earnings presentation setting forth such results, or collectively, the Earnings Materials. Subsequent to the date of presenting our Earnings Materials, we recorded immaterial adjustments to the fourth quarter and full year of 2024 results. We have updated the Earnings Materials on the Investors section of our website at www.ironwoodpharma.com to reflect the adjustments made.

(b) During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics applicable to our directors, officers, employees, consultants and all their immediate family or other household members. A copy of that code is available on our corporate website at http://www.ironwoodpharma.com. Any amendments to the code of business conduct and ethics, and any waivers thereto that are required to be disclosed pursuant to SEC rules, will be also available on our corporate website. A printed copy of these documents will be made available upon request. The content on our website is not incorporated by reference into this Annual Report on Form 10-K.

We have adopted an insider trading prevention policy governing the purchase, sale and other dispositions of our securities that applies to each of our directors, officers, employees, consultants and their immediate family members. We believe the insider trading prevention policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our insider trading prevention policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. It is also our policy that we do not engage in transactions in Company securities while in possession of material nonpublic information concerning the Company or our securities.

The other information required by this item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders.

The table below sets forth information with regard to securities authorized for issuance under our equity compensation plans as of December 31, 2024. As of December 31, 2024, we had four active equity compensation plans, each of which was approved by our stockholders:

●	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan;
●	2019 Equity Incentive Plan;
●	Amended and Restated 2019 Equity Incentive Plan; and

●	Amended and Restated 2010 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,094,274	$12.37	12,474,318
Equity compensation plans not approved by security holders	—	—	—
Total	11,094,274	$12.37	12,474,318

(1)	Amount includes the number of shares subject to issuance upon exercise of 4,540,264 outstanding stock options and vesting of 6,554,010 restricted stock units.
(2)	Amount includes all outstanding stock options but does not include restricted stock units, which do not have an exercise price.
(3)

Consists of 8,391,775 shares available for future issuance under the Amended and Restated 2019 Equity Incentive Plan and 4,082,543 shares available for future issuance under the Amended and Restated 2010 Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders.

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

3.	Exhibits

Incorporated by reference herein
Number	Description	Form	Date
2.1	Separation Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
2.2	Transaction Agreement, dated May 21, 2023, by and between Ironwood Pharmaceuticals, Inc. and VectivBio Holding AG	Current Report on Form 8-K (File No. 001-34620)	May 22, 2023
3.1	Eleventh Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
3.2	Certificate of Retirement	Registration Statement on Form 8-A/A (File No. 001-34620)	January 3, 2019
3.3	Certificate of Amendment	Current Report on Form 8-K (File No. 001-34620)	May 31, 2019
3.4	Fifth Amended and Restated Bylaws	Annual Report on Form 10-K (File No. 001-34620)	March 30, 2010
4.1	Specimen Class A Common Stock certificate	Registration Statement on Form S-1, as amended (File No. 333-163275)	January 20, 2010
4.2	Indenture, dated as of August 12, 2019, by and between Ironwood Pharmaceuticals, Inc. and U.S. Bank National Association (including the form of the 1.50% Convertible Senior Note due 2026)	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.2.1	Form of 1.50% Convertible Senior Note due 2026	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
4.3	Description of Securities of Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 17, 2021

10.1#	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Registration Statement on Form S-8, as amended (File No. 333-184396)	October 12, 2012
10.1.1#	Form of Stock Option Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 6, 2018
10.1.2#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 6, 2018
10.2#	2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.1#	Form of Non-statutory Stock Option Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.2#	Form of Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.3#	Form of Restricted Stock Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	July 30, 2019
10.2.4#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	May 6, 2020
10.3#	Amended and Restated 2019 Equity Incentive Plan	Current Report on Form 8-K (File No. 001-34620)	June 22, 2023
10.3.1#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2019 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34620)	November 9, 2023
10.4#	Amended and Restated 2010 Employee Stock Purchase Plan	Annual Report on Form 10-K (File No. 001-34620)	February 13, 2020
10.5#	Change of Control Severance Benefit Plan, as amended and restated	Quarterly Report on Form 10-Q (File No. 001-34620)	April 29, 2014
10.6#	Form of Executive Severance Agreement	Annual Report on Form 10-K (File No. 001-34620)	February 25, 2019
10.7#	Form of Executive Severance Agreement	Current Report on Form 8-K (File No. 001-34620)	December 1, 2021
10.8#	Second Amended and Restated Executive Severance Agreement, dated as of June 22, 2021, between Ironwood Pharmaceuticals, Inc. and Thomas McCourt	Current Report on Form 8-K/A (File No. 001-34620)	June 24, 2021

10.9#	Second Amended and Restated Non-employee Director Compensation Policy, effective January 1, 2024	Annual Report on Form 10-K (File No. 001-34620)	February 16, 2024
10.10#	Form of Indemnification Agreement with Directors and Officers	Registration Statement on Form S-1, as amended (File No. 333-163275)	December 23, 2009
10.11+	Collaboration Agreement, dated as of September 12, 2007, as amended on November 3, 2009, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.11.1	Amendment No. 2 to the Collaboration Agreement, dated as of January 8, 2013, by and between Forest Laboratories, Inc. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 21, 2013
10.12+	Commercial Agreement, dated as of January 31, 2017, by and among Allergan USA, Inc., Forest Laboratories, LLC and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017
10.13+	License Agreement, dated as of April 30, 2009, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Registration Statement on Form S-1, as amended (File No. 333-163275)	February 2, 2010
10.13.1+	Amendment No. 1 to License Agreement, dated as of June 11, 2013, by and between Allergan Pharmaceuticals International Ltd. (formerly with Almirall, S.A.) and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	August 8, 2013
10.13.2+	Amendment to the License Agreement, dated as of October 26, 2015, by and between Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016
10.13.3+	Amendment to the License Agreement dated as of January 31, 2017, by and between Allergan Pharmaceuticals International Ltd., and Ironwood Pharmaceuticals, Inc.	Quarterly Report on Form 10-Q (File No. 001-34620)	May 8, 2017
10.14+	Novation Agreement, dated as of October 26, 2015, by and among Almirall, S.A., Allergan Pharmaceuticals International Ltd. and Ironwood Pharmaceuticals, Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 19, 2016

10.15++	Amended and Restated License Agreement, dated as of August 1, 2019, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc.	Current Report on Form 8-K (File No. 001-34620	August 1, 2019
10.15.1	Amendment to the Amended and Restated License Agreement, dated as of January 8, 2021, by and between Ironwood Pharmaceuticals, Inc. and Astellas Pharma Inc.	Annual Report on Form 10-K (File No. 001-34620)	February 17, 2021
10.16++	Amended and Restated License and Collaboration Agreement, dated as of September 16, 2019, by and between AstraZeneca AB and Ironwood Pharmaceuticals, Inc.	Current Report on Form 8-K (File No. 001-34620)	September 18, 2019
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

		Annual Report on Form 10-K (File No. 001-34620)	February 7, 2014
10.19++	Amended and Restated Exclusive License Agreement by and between Ferring International Center S.A. and GlyPharma Therapeutic Inc. dated as of December 6, 2016, as amended	Registration Statement on Form F-1 (File No. 333-254523)	March 19, 2021
10.20++	Development and Commercialization Agreement by and between VectivBio AG and Asahi Kasei Pharma Corporation, dated as of March 30, 2022	Annual Report on Form 20-F (File No. 001-40316)	April 7, 2022

10.21

Credit Agreement, dated May 21, 2023, by and among Ironwood Pharmaceuticals, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto

		Current Report on Form 8-K (File No. 001-34620)	May 22, 2023
10.21.1

Amendment No. 1 to Credit Agreement, dated September 27, 2024, by and among Ironwood Pharmaceuticals, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto

		Current Report on Form 8-K (File No. 001-34620)	September 30, 2024
10.22	Lease Agreement for facilities at 100 Summer Street, Boston, Massachusetts, dated as of June 11, 2019, by and between Ironwood Pharmaceuticals, Inc. and MA-100 Summer Street Owner, L.L.C.	Current Report on Form 8-K (File No. 001-34620)	June 13, 2019
10.23	Tax Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
10.24	Employee Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
10.25	Base Call Option Transaction Confirmation for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.26	Base Call Option Transaction Confirmation, for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.27	Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019

10.28	Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
19.1*	Insider Trading Prevention Policy
21.1*	Subsidiaries of Ironwood Pharmaceuticals, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
97.1	Policy for Recoupment of Incentive Compensation	Annual Report on Form 10-K (File No. 001-34620)	February 16, 2024
101.INS*	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Database
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104*	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
*	Filed herewith.
‡	Furnished herewith.
+

Confidential treatment has been granted as to certain portions of the exhibit, which portions have been omitted and have been separately filed with the SEC pursuant to the confidential treatment request.

++	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Management contract or compensatory plan, contract, or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on the 31st day of March 2025.

Ironwood Pharmaceuticals, Inc.
By:	/s/ Thomas McCourt
Thomas McCourt
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas McCourt	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
Thomas McCourt
/s/ Gregory Martini	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 31, 2025
Gregory Martini
/s/ Ronald Silver	Senior Vice President, Corporate Controller (Principal Accounting Officer)	March 31, 2025
Ronald Silver

/s/ Julie H. McHugh	Chair of the Board	March 31, 2025
Julie H. McHugh

/s/ Mark Currie	Director	March 31, 2025
Mark Currie

Director
Alexander Denner

/s/ Andrew Dreyfus	Director	March 31, 2025
Andrew Dreyfus

/s/ Jon Duane	Director	March 31, 2025
Jon Duane

/s/ Marla Kessler	Director	March 31, 2025
Marla Kessler

/s/ Catherine Moukheibir	Director	March 31, 2025
Catherine Moukheibir

/s/ Jay P. Shepard	Director	March 31, 2025
Jay P. Shepard

Index to Consolidated Financial Statements of
Ironwood Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ironwood Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 31, 2025 expressed an adverse opinion thereon.

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

Valuation of Employee Retirement Plan
Description of the Matter

The Company maintains a defined benefit plan for employees at its VectivBio entity. At December 31, 2024, the Company’s aggregate defined benefit pension obligation was $18.5 million and exceeded the fair value of pension plan assets of $15.7 million, resulting in an unfunded defined benefit pension obligation of $2.8 million. As explained in Note 15 of the consolidated financial statements, the Company updates the estimates used to measure employee benefit obligations in the fourth quarter and upon a remeasurement event to reflect the updated actuarial assumptions.

Auditing the employee benefit obligation was complex due to the judgment in determining the discount rate used to measure the pension obligation. This assumption had a significant effect on the projected benefit obligation. Further, the identified material weakness relating to the financial statement close process, affected the defined benefit pension obligation and our audit procedures in this area.

How We Addressed the Matter in Our Audit

To test the discount rate used in the pension obligation, our audit procedures included, among others, evaluating the methodology used to determine the discount rate with the assistance of an actuarial specialist. We compared the discount rate used by management to historical trends, current economic factors and evaluated the change in the discount rate from prior year. In addition, we compared the discount rate with our independently calculated discount rate as well as with publicly available comparative rates. The nature and extent of our audit procedures considered the material weakness described above.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Boston, Massachusetts

March 31, 2025

Ironwood Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$88,559	$92,154
Accounts receivable, net	81,886	129,122
Prepaid expenses and other current assets	11,923	12,012
Total current assets	182,368	233,288
Property and equipment, net	4,495	5,585
Operating lease right-of-use assets	11,028	12,586
Intangible assets, net	2,860	3,682
Deferred tax assets	144,234	212,324
Other assets	5,923	3,608
Total assets	$350,908	$471,073
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,127	$7,830
Accrued research and development costs	6,681	21,331
Accrued expenses and other current liabilities	26,849	44,254
Current portion of operating lease liabilities	3,189	3,126
Current portion of convertible senior notes	—	199,560
Total current liabilities	38,846	276,101
Operating lease obligations, net of current portion	12,304	14,543
Convertible senior notes, net of current portion	198,988	198,309
Revolving credit facility	385,000	300,000
Other liabilities	17,105	28,415
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 160,205,899 shares issued and outstanding at December 31, 2024 and 500,000,000 shares authorized and 156,354,238 shares issued and outstanding at December 31, 2023	160	156
Additional paid-in capital	1,395,317	1,355,195
Accumulated deficit	(1,697,735)	(1,698,615)
Accumulated other comprehensive loss	923	(3,031)
Total stockholders’ deficit	(301,335)	(346,295)
Total liabilities and stockholders’ deficit	$350,908	$471,073

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.
Consolidated Statements of Income (Loss)
(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Collaborative arrangements revenue	$351,410	$442,735	$410,596
Total revenues	351,410	442,735	410,596
Costs and expenses:
Research and development	111,421	116,085	44,265
Selling, general and administrative	144,272	158,314	115,994
Restructuring	2,593	18,317	—
Acquired in-process research and development	—	1,095,449	—
Total costs and expenses	258,286	1,388,165	160,259
Income (loss) from operations	93,124	(945,430)	250,337
Other income (expense):
Interest expense and other financing costs	(33,034)	(21,629)	(7,598)
Interest and investment income	4,468	18,971	9,501
Gain on derivatives	—	19	182
Other	640	—	—
Other income (expense), net	(27,926)	(2,639)	2,085
Income (loss) before income taxes	65,198	(948,069)	252,422
Income tax expense	(64,318)	(83,490)	(77,357)
Net income (loss)	880	(1,031,559)	175,065
Less: Net loss attributable to noncontrolling interests	—	(29,320)	—
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$880	$(1,002,239)	$175,065

Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders — basic	$0.01	$(6.45)	$1.13
Net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders — diluted	0.01	(6.45)	0.96

Weighted average shares used in computing net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders — basic:	159,083	155,435	154,366
Weighted average shares used in computing net income (loss) per share attributable to Ironwood Pharmaceuticals, Inc. stockholders — diluted:	160,084	155,435	186,312

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$880	$(1,002,239)	$175,065
Other comprehensive income (loss), net of tax:
Currency translation adjustment	2,901	(2,093)	—
Defined benefit pension plan	1,053	(938)	—
Total other comprehensive income (loss), net of tax	3,954	(3,031)	—
Less: Other comprehensive loss attributable to noncontrolling interest	—	(63)	—
Comprehensive income (loss) attributable to Ironwood Pharmaceuticals, Inc.	$4,834	$(1,005,207)	$175,065

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

					Accumulated	Ironwood
	Class A		Additional		other	Pharmaceuticals, Inc.		Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’	Noncontrolling	stockholders’
	Shares	Amount	capital	deficit	loss	equity (deficit)	interests	equity (deficit)
Balance at December 31, 2021	162,036,461	$162	$1,543,357	$(937,608)	$—	$605,911	$—	$605,911
Cumulative effect adjustment upon adoption of ASU 2020-06, net of tax	—	—	(110,217)	66,167	—	(44,050)	—	(44,050)
Issuance of common stock related to share-based awards and employee stock purchase plan	2,756,841	3	11,787	—	—	11,790	—	11,790
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	27,048	—	—	27,048	—	27,048
Repurchases of common stock	(10,766,353)	(11)	(123,375)	—	—	(123,386)	—	(123,386)
Net income	—	—	—	175,065	—	175,065	—	175,065
Balance at December 31, 2022	154,026,949	$154	$1,348,600	$(696,376)	$—	$652,378	$—	$652,378
Issuance of common stock related to share-based awards and employee stock purchase plan	2,327,289	2	4,003	—	—	4,005	—	4,005
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	32,005	—	—	32,005	—	32,005
Noncontrolling interests on acquisition of VectivBio Holding AG	—	—	—	—	—	—	26,218	26,218
Purchase of subsidiary shares from noncontrolling interests	—	—	(29,413)	—	(63)	(29,476)	3,165	(26,311)
Net loss	—	—	—	(1,002,239)	—	(1,002,239)	(29,320)	(1,031,559)
Other comprehensive loss, net of tax	—	—	—	—	(2,968)	(2,968)	(63)	(3,031)
Balance at December 31, 2023	156,354,238	$156	$1,355,195	$(1,698,615)	$(3,031)	$(346,295)	$—	$(346,295)
Issuance of common stock related to share-based awards and employee stock purchase plan	3,851,661	4	11,009	—	—	11,013	—	11,013
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	29,850	—	—	29,850	—	29,850
Taxes paid related to net share settlement of share-based awards	—	—	(737)	—	—	(737)	—	(737)
Net income	—	—	—	880	—	880	—	880
Other comprehensive income, net of tax	—	—	—	—	3,954	3,954	—	3,954
Balance at December 31, 2024	160,205,899	$160	$1,395,317	$(1,697,735)	$923	$(301,335)	$—	$(301,335)

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$880	$(1,031,559)	$175,065
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,011	1,575	1,418
Loss on disposal of property and equipment	75	—	2
Share-based compensation expense	29,850	32,005	27,048
Change in fair value of note hedge warrants	—	(19)	(182)
Non-cash interest expense	1,904	2,060	1,853
Acquired in-process research and development	—	1,095,449	—
Deferred income taxes	68,090	72,637	65,739
Changes in assets and liabilities:
Accounts receivable, net	47,236	924	7,993
Prepaid expenses and other current assets	89	4,220	3,224
Operating lease right-of-use assets	1,558	1,437	1,327
Other assets	(854)	(319)	153
Accounts payable and accrued expenses	(20,208)	12,380	(8,116)
Accrued research and development costs	(14,650)	(5,875)	(10,638)
Operating lease liabilities	(2,176)	(1,995)	(1,947)
Other liabilities	(10,256)	507	10,824
Net cash provided by operating activities	103,549	183,427	273,763
Cash flows from investing activities:
Purchases of property and equipment	(142)	(273)	(136)
Acquisition of VectivBio Holding AG, net of cash acquired	—	(1,026,045)	—
Net cash used in investing activities	(142)	(1,026,318)	(136)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	11,013	6,357	9,540
Taxes paid related to net share settlement of share-based awards	(737)	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(26,311)	—
Repayment of 2024 Convertible Notes	(200,000)	—	—
Repayment of 2022 Convertible Notes	—	—	(120,699)
Proceeds from revolving credit facility	150,000	400,000	—
Costs associated with revolving credit facility	(2,246)	(2,886)	—
Repayments of revolving credit facility	(65,000)	(100,000)	—
Repurchases of common stock	—	—	(126,394)
Net cash provided by (used in) financing activities	(106,970)	277,160	(237,553)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	(53)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,595)	(565,784)	36,074
Cash, cash equivalents and restricted cash, beginning of period	92,154	657,938	621,864
Cash, cash equivalents and restricted cash, end of period	$88,559	$92,154	$657,938

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$88,559	$92,154	$656,203
Restricted cash	—	—	1,735
Total cash, cash equivalents, and restricted cash	$88,559	$92,154	$657,938

Supplemental cash flow disclosure:
Cash paid for interest	$32,563	$13,552	$5,745
Cash paid for income taxes	$8,408	$9,945	$4,615
Non-cash investing and financing activities
Stock option exercise proceeds receivable in other current assets	$—	$—	$2,351

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (“Ironwood” or the “Company”) is a biotechnology company developing and commercializing life-changing therapies for people living with gastrointestinal (“GI”) and rare diseases. The Company is focused on the development and commercialization of innovative GI product opportunities in areas of significant unmet need, leveraging its demonstrated expertise and capabilities in GI diseases.

LINZESS® (linaclotide), the Company’s commercial product, is the first product approved by the United States Food and Drug Administration (the “U.S. FDA”) in a class of GI medicines called guanylate cyclase type C agonists (“GC-C agonists”) and is indicated for adult men and women suffering from irritable bowel syndrome with constipation (“IBS-C”) or chronic idiopathic constipation (“CIC”) and for pediatric patients ages 6-17 years-old suffering from functional constipation (“FC”). LINZESS is available to adult men and women suffering from IBS-C or CIC in the United States (the “U.S.”) and Mexico, adult men and women suffering from IBS-C or chronic constipation in Japan, and IBS-C in China, and pediatric patients ages 6-17 years old with FC in the U.S. Linaclotide is available under the trademarked name CONSTELLA® to adult men and women suffering from IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adult men and women suffering from IBS-C in certain European countries.

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

Through the acquisition of VectivBio Holding AG (“VectivBio”), the Company is advancing apraglutide, a next-generation, synthetic peptide long-acting analog of glucagon-like peptide-2, developed for short bowel syndrome (“SBS”) patients who are dependent on parenteral support (“PS”). The acquisition of VectivBio is more fully described in Note 3, Acquisitions, to these consolidated financial statements.

The Company also has IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as interstitial cystitis / bladder pain syndrome (“IC/BPS”) and endometriosis. In the fourth quarter of 2024, the Company decided to end further recruitment for the Phase II proof of concept study in IC/BPS and analyze the data once all currently enrolled patients complete the full 12-week study assessment, which will inform the next steps in the program.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2024 include the accounts of Ironwood, its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation, Ironwood Pharmaceuticals GmbH, VectivBio AG, and GlyPharma Therapeutic Inc. (“GlyPharma”). All intercompany transactions and balances are eliminated in consolidation.

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

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company currently operates in one reportable business segment – human therapeutics. The Company’s reportable business segment is more fully described in Note 17, Segment Reporting, to these consolidated financial statements.

Reclassifications

Certain prior period financial statement items have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Estimates and assumptions in the consolidated financial statements include those related to fair value of assets acquired and liabilities assumed in acquisitions; revenue recognition; accounts receivable; useful lives of long-lived assets; impairment of long-lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; income taxes, including uncertain tax positions and the valuation allowance for deferred tax assets; research and development expenses; contingencies; defined benefit pension liabilities and certain investment fund assets; and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds, U.S. Treasury securities, and commercial paper. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was $55.0 million and $58.7 million at December 31, 2024 and 2023, respectively.

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s facility lease and vehicle lease agreements. Collateral used to secure letters of credit is classified as restricted cash. There was no restricted cash as of December 31, 2024 or 2023.

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

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables relate primarily to amounts reimbursed under its collaboration, license, and other agreements. The Company believes that credit risks associated with these partners are not significant. The Company reviews the need for an allowance for credit losses for its receivables based on various factors including payment history and historical bad debt experience. The Company had no allowance for credit losses as of December 31, 2024 or 2023.

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

The percentages of revenue recognized from significant collaborative partners of the Company in the years ended December 31, 2024, 2023, and 2022 and the account receivable balances, net of any payables due, at December 31, 2024 and 2023 are included in the following table:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2024	2023	2024	2023	2022
Collaborative Partner:
AbbVie (North America and Europe)	99%	87%	99%	98%	98%

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

Leases

The Company’s lease portfolio for the year ended December 31, 2024 included: an office lease for its headquarters location and other locations, vehicle leases for its salesforce representatives, and leases for computer and office equipment. The Company determines if an arrangement is a lease at the inception of the contract and determines the classification of its leases at lease commencement. The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s consolidated balance sheets. As of December 31, 2024, the Company did not record any finance leases.

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

These derivatives are recorded as assets or liabilities at fair value each reporting date and the fair value is determined using the Black-Scholes option-pricing model. The changes in fair value are recorded as a component of other (expense) income in the consolidated statements of income. Significant inputs used to determine the fair value include the price per share of the Company’s Class A Common Stock, expected terms of the derivative instruments, strike prices of the derivative instruments, risk-free interest rates, and expected volatility of the Company’s Class A Common Stock. Changes to these inputs could materially affect the valuation of the derivative instruments. Cash flows related to the purchase and settlement of derivatives are classified as financing activities and gains and losses upon revaluation and settlement are classified as operating activities on the consolidated statement of cash flows.

In August 2019, in connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls. The Capped Calls cover the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes (subject to anti-dilution and certain other adjustments). These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity (deficit) and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Capped Calls related to the 2024 Convertible Notes expired unexercised upon maturity of the 2024 Convertible Notes in June 2024.

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

Research and development expense includes up-front payment, non-contingent payment, and milestone payment obligations under certain collaboration arrangements. Expense is recognized when the obligation is determined to be probable.

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

Selling, General and Administrative Expenses

The Company expenses selling, general and administrative costs to operations as incurred. Selling, general and administrative expenses consist primarily of compensation, benefits and other employee-related expenses for personnel in the Company’s administrative, finance, legal, information technology, business development, commercial, sales, marketing, communications and human resource functions. Other costs include legal costs of pursuing patent protection of the Company’s intellectual property, general and administrative related facility costs, insurance costs and professional fees for accounting, tax, consulting, legal and other services.

The Company includes AbbVie’s selling, general and administrative cost-sharing payments in the calculation of the net profits and net losses from the sale of LINZESS in the U.S. and presents the net payment to or from AbbVie as collaboration expense or collaborative arrangements revenue, respectively.

Defined Benefit Pension Obligations

Pension benefits earned during the year, as well as interest on projected benefit obligations, are accrued. Service costs are recognized within research and development expenses or selling, general and administrative expenses, depending on the function of the plan participant. Prior service costs and credits resulting from changes in plan benefits are generally amortized over the average remaining service period of the employees expected to receive benefits. Actuarial gains and losses are recognized in other income (expense), net, in the year in which they occur. The Company recognizes a pension plan’s funded status as either an asset or liability in its consolidated balance sheets.

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

Patent Costs

The Company incurred and recorded as operating expense legal and other fees related to patents of $2.2 million, $1.8 million, and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. These costs were charged to selling, general and administrative expenses as incurred.

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

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2024, but prior to the filing of the financial statements with the Securities and Exchange Commission (“SEC”) to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K. Refer to Note 16 for subsequent events relating to workforce reductions and restructuring.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company did not adopt any new accounting pronouncements during the year ended December 31, 2024 that had a material effect on its consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). The guidance in ASU 2023-07 expands prior reportable segment disclosure requirements by requiring entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and details of how the CODM uses financial reporting to assess their segment’s performance. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU is required to be applied retrospectively upon adoption. The expanded disclosure requirements are included in the consolidated financial statements (Note 17).

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2024-03 may have on its disclosures in its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20) (“ASU 2024-04”). The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company is currently evaluating the impact that the adoption of ASU 2024-04 may have on its disclosures in its consolidated financial statements.

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

The adoption of ASU 2020-06 did not impact the Company’s liquidity or cash flows.

3.	Acquisitions

In June 2023, the Company completed a tender offer to purchase 98% of the outstanding ordinary shares of VectivBio, a clinical-stage biotechnology company focused on the discovery and development of treatments for severe, rare GI conditions for which there is a significant unmet medical need, at a price per share of $17.00, net to the shareholders of VectivBio in cash, without interest and subject to any applicable withholding taxes (the “VectivBio Acquisition”). In December 2023, the Company completed a squeeze-out merger under Swiss law to acquire all remaining outstanding ordinary shares in cash at a price per share of $17.00, totaling $26.3 million, and VectivBio Holding AG was merged with and into Ironwood Pharmaceuticals GmbH, a wholly-owned subsidiary of Ironwood organized under the laws of Switzerland (the “Squeeze-out Merger”). The aggregate consideration paid by the Company to acquire the shares accepted for payment was approximately $1.2 billion. The Company financed the acquisition through proceeds from the borrowings under the Revolving Credit Agreement (as defined elsewhere below) and cash on hand. As of December 31, 2023, there was no remaining noncontrolling interest in VectivBio.

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

The VectivBio Acquisition was accounted for as an asset acquisition under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable in-process research and development (“IPR&D”) asset, apraglutide, VectivBio’s lead investigational asset. Apraglutide is a next generation, long-acting synthetic GLP-2 analog being developed for SBS patients who are dependent on PS. The Company recognized the acquired assets and assumed liabilities based on the consideration paid, inclusive of transaction costs, on a relative fair value basis. In accordance with the accounting for asset acquisitions, an entity that acquires IPR&D assets in an asset acquisition follows the guidance in ASC Topic 730, Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and recorded as research and development expense at the acquisition date. As a result, the Company recorded approximately $1.1 billion in acquired IPR&D expense related to the apraglutide IPR&D asset during the second quarter of 2023.

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

Acquisition-related expenses include direct and incremental costs incurred in connection with the transaction, including integration-related professional services and employee retention-related benefits. Acquisition-related expenses exclude transaction costs included in the computation of total consideration paid. The Company tracked and disclosed acquisition-related expenses incurred through the end of the second quarter of 2024. For the six months ended June 30, 2024, the Company incurred acquisition related expenses of $3.6 million, of which $1.1 million was included in selling, general, and administrative expenses and $2.5 million was included in restructuring expenses within the Company’s consolidated statement of income (loss). The Company incurred acquisition-related expenses of $55.6 million for the year ended December 31, 2023, of which $25.6 million was included in selling, general and administrative expenses, $15.1 million was included in research and development expense, and $14.9 million was included in restructuring expense within the Company’s consolidated statement of income (loss) for the year ended December 31, 2023.

Intangible assets are comprised of the assembled workforce and are amortized on a straight-line basis over an estimated useful life of five years. The Company recognized $0.8 million of amortization expense during the year ended December 31, 2024. The Company recognized $0.4 million of amortization expense during the period between acquisition date on June 29, 2023 through December 31, 2023. The net carrying value of the assembled workforce at December 31, 2024 is $2.9 million. Future annual amortization expense will be $0.8 million for each of the years ended December 31, 2025 through December 31, 2027 and $0.4 million for the year ending December 31, 2028.

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023 (1)	2022
Numerator:
Net income (loss)	$880	$(1,031,559)	$175,065
Less: Net loss attributable to noncontrolling interests	—	(29,320)	—
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	880	(1,002,239)	175,065

Add back interest expense, net of tax benefit, on assumed conversion of 2024 Convertible Notes	—	—	1,781
Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	—	—	2,668
Numerator used in computing net income (loss) per share — diluted	$880	$(1,002,239)	$179,514

Denominator:
Weighted average number of common shares outstanding used in computing net income (loss) per share — basic	159,083	155,435	154,366
Effect of dilutive securities:
Stock options	—	—	306
Time-based restricted stock units	425	—	1,375
Performance-based restricted stock units	480	—	282
Restricted stock	96	—	115
2024 Convertible Notes assumed conversion	—	—	14,934
2026 Convertible Notes assumed conversion	—	—	14,934
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income (loss) per share — diluted	160,084	155,435	186,312
Net income (loss) per share — basic	$0.01	$(6.45)	$1.13
Net income (loss) per share — diluted	$0.01	$(6.45)	$0.96

(1) The Company incurred a net loss during the year ended December 31, 2023 and therefore did not differentiate basic and diluted earnings per share, as the effect of dilutive securities would be anti-dilutive.

The dilutive impact of the Convertible Senior Notes is determined using the if-converted method. Under the if-converted method, the Convertible Senior Notes are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Interest charges are deducted from the numerator, unless the principal amount of the convertible instruments is required to be paid in cash. The dilutive impact of all other types of dilutive securities is determined using the treasury stock method.

The outstanding securities set forth in the following table have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	4,821	4,829	6,152
Time-based restricted stock units	3,596	28	10
Performance-based restricted stock units	34	216	1,182
Note Hedge Warrants	—	2,514	8,318
2026 Convertible Notes	14,934	—	—
Total	23,385	7,587	15,662

There was no dilutive impact of the 2024 Convertible Notes (as defined below) and the 2022 Convertible Notes for the year ended December 31, 2024 and December 31, 2022, respectively, because the Company had elected prior to the beginning of the period to settle the conversion of 2024 Convertible Notes and 2022 Convertible Notes, if any, with a combination settlement of a cash payment equal to the principal value of converted notes and shares of Class A Common Stock equal to the conversion value in excess of the principal value, if any (Note 10). Accordingly, interest expense was not removed from the numerator and there was no calculated spread added to the denominator because the average market price of the Company’s Class A common stock during the portion of each period in which the 2024 Convertible Notes and the 2022 Convertible Notes were outstanding was not in excess of the conversion price.

5. Collaboration, License, and Other Agreements

The Company has linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The following table provides amounts included in the Company’s consolidated statements of income (loss) as collaborative arrangements revenue attributable to transactions from these and other agreements (in thousands):

	Year Ended December 31,
Collaborative Arrangements Revenue	2024	2023	2022
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$343,154	$433,242	$401,498
AbbVie (Europe and other)	3,236	2,779	2,444
AstraZeneca (China, including Hong Kong and Macau)	364	430	635
Astellas (Japan)	1,673	1,799	2,001
Other Agreements:
Alnylam (GIVLAARI)	—	—	2,194
Asahi Kasei Pharma Corporation (apraglutide)	2,249	2,009	—
Other	734	2,476	1,824
Total collaborative arrangements revenue	$351,410	$442,735	$410,596

Accounts receivable, net, included $81.9 million and $129.1 million primarily related to collaborative arrangements revenue, collectively, as of December 31, 2024 and 2023, respectively. Accounts receivable, net, included $81.3 million and $112.6 million due from the Company’s partner, AbbVie, net of $3.1 million and $4.3 million of accounts payable, as of December 31, 2024 and 2023, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company did not experience any material losses related to receivables from its license or collaboration partners during the years ended December 31, 2024, 2023, or 2022.

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

During the years ended December 31, 2024, 2023, and 2022, the Company incurred $7.4 million, $7.0 million, and $8.0 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $8.6 million, $11.6 million, and $8.9 million in incremental research and development costs during the years ended December 31, 2024, 2023, and 2022, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

During the year ended December 31, 2024, the Company recognized a $43.0 million reduction to collaboration revenue, as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates. Excluding the changes in estimates, net income per share – basic and net income per share – diluted would have been $0.21 and $0.19, respectively, for the year ended December 31, 2024.

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America during the years ended December 31, 2024, 2023, and 2022 as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$340,394	$430,463	$398,767
Royalty revenue	2,760	2,779	2,731
Total collaborative arrangements revenue	$343,154	$433,242	$401,498

The Company incurred $39.3 million, $37.1 million, and $34.3 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the years ended December 31, 2024, 2023, and 2022, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $2.8 million, $2.8 million, and $2.7 million of combined royalty revenues from Canada and Mexico during the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Company recognized $3.2 million, $2.8 million and $2.4 million of royalty revenue during the years ended December 31, 2024, 2023, and 2022, respectively.

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

During the years ended December 31, 2024, 2023, and 2022, the Company recognized $1.7 million, $1.8 million and $2.0 million of royalty revenue, respectively.

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

During the years ended December 31, 2024, 2023, and 2022, the Company recognized $0.4 million, $0.4 million and $0.6 million of royalty revenue, respectively.

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

Pursuant to the terms of the development and commercialization agreement with AKP, VectivBio received an upfront payment of JPY 3,000 million ($24.6 million at date of agreement) and development-related payments of JPY 1,600 million in the aggregate ($13.1 million at date of agreement), and is eligible to receive development milestones of JPY 1,000 million ($8.2 million at date of agreement) and up to JPY 19,000 million ($155.8 million at date of agreement) of commercial and sales-based milestone payments. VectivBio is also eligible to receive payments in the commercial period for manufacturing supply equal to cost-plus manufacturing mark-up and tiered royalties of up to a mid-double-digit percentage on product sales continuing until the later of (i) expiration of regulatory exclusivity in Japan, or (ii) expiration of the last valid patent claim that provides exclusivity to apraglutide in Japan (the “Royalty Term”). The development and commercialization agreement will terminate upon the expiration of the Royalty Term.

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

The Company recognized $2.2 million of revenue during the year ended December 31, 2024. The Company recognized $2.0 million of revenue during the period between the acquisition date of June 29, 2023 and December 31, 2023 related to development activities. As of December 31, 2024, current deferred revenue of $2.0 million and non-current deferred revenue of $1.8 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the consolidated balance sheets. Deferred revenue and future payments received related to development activities are expected to be recognized over the course of the development activities, which are expected to occur through 2028.

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

Other Collaboration and License Agreements

Collaboration and License Option Agreement with COUR

In November 2021, the Company entered into the COUR Collaboration Agreement, pursuant to which the Company was granted an option (the “Option”) to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 for the treatment of PBC. COUR has initiated a Phase II clinical study to evaluate the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 in PBC patients. After reviewing the data from the clinical study for CNP-104, the Company had the right to exercise the Option and pay COUR $35.0 million in exchange for the license, subject to the Company’s right to apply a credit against such payment as described below.

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

In the third quarter of 2024, the Company received from COUR the topline data from COUR’s Phase II clinical study for the treatment of PBC. In September 2024, the Company notified COUR of its decision not to exercise the option to acquire an exclusive license to CNP-104. As a result, the collaboration and license option agreement between the Company and COUR has terminated, and the Company retains no rights and has no obligations related to CNP-104.

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

During the year ended December 31, 2022 the Company recognized $2.2 million in royalty revenue.

6. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$36,010	$36,010	$—	$—
U.S. Treasury securities	11,044	—	11,044	—
Commercial paper	7,928	—	7,928	—
Total assets measured at fair value	$54,982	$36,010	$18,972	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$45,939	$45,939	$—	$—
U.S. Treasury securities	10,507	—	10,507	—
Commercial paper	2,240	—	2,240	—
Total assets measured at fair value	$58,686	$45,939	$12,747	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at December 31, 2024 and 2023 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Senior Notes

In August 2019, the Company issued $200.0 million aggregate principal amount of its 0.75% convertible senior notes due 2024 (the “2024 Convertible Notes”) and $200.0 million aggregate principal amount of its 1.50% convertible senior notes due 2026 (the “2026 Convertible Notes”) (Note 10). The fair value of the respective convertible senior notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A Common Stock and the volatility thereof, and the prices for the respective convertible senior notes observed in market trading, which are Level 2 inputs.

In June 2024, the Company repaid the aggregate principal amount of the 2024 Convertible Notes upon maturity (Note 10). The estimated fair value of the 2024 Convertible Notes was $209.6 million as of December 31, 2023. The estimated fair value of the 2026 Convertible Notes was $186.6 million and $217.1 million as of December 31, 2024 and 2023, respectively.

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

7. Leases

The Company’s lease portfolio for the year ended December 31, 2024 included: an office lease for its current headquarters location and other locations, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s headquarters office lease and vehicle leases require letters of credit totaling $1.2 million to secure the Company’s obligations under the lease agreements. The letters of credit are maintained under a subfacility of the revolving credit agreement (Note 10).

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	Year Ended December 31,

	2024	2023	2022
Operating lease cost	$2,507	$2,507	$2,509
Short-term lease cost	1,520	1,241	1,070
Total lease cost	$4,027	$3,748	$3,579

Supplemental information related to leases for the periods reported is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$3,126	$3,065	$3,114
Weighted-average remaining lease term of operating leases (in years)	5.4	6.4	7.3
Weighted-average discount rate of operating leases	5.8%	5.8%	5.8%

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

At lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At December 31, 2024, the balances of the right-of-use asset and operating lease liability were $11.0 million and $15.5 million, respectively. At December 31, 2023, the balances of the right-of-use asset and operating lease liability were $12.6 million and $17.7 million, respectively.

Lease costs recorded during each of the years ended December 31, 2024, 2023, and 2022 were $2.5 million.

Future minimum lease payments under the Summer Street Lease as of December 31, 2024 are as follows (in thousands):

2025	$3,189
2026	3,252
2027	3,317
2028	3,384
2029 and thereafter	4,902
Total future minimum lease payments	18,044

Less: present value adjustment	(2,551)
Operating lease liabilities	15,493
Less: current portion of operating lease liabilities	(3,189)
Operating lease liabilities, net of current portion	$12,304

8. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Software	$1,567	$1,652
Leasehold improvements	7,407	7,407
Laboratory equipment	—	1,327
Furniture and fixtures	1,732	1,747
Computer and office equipment	2,154	2,341
	12,860	14,474
Less accumulated depreciation and amortization	(8,365)	(8,889)
	$4,495	$5,585

Depreciation expense of property and equipment was $1.2 million, $1.2 million and $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and benefits	$14,547	$19,937
Accrued interest	4,771	5,953
Deferred revenue	2,032	2,620
Accrued restructuring liabilities	560	8,303
Accrued taxes	521	1,244
Other	4,418	6,197
Total accrued expenses and other current liabilities	$26,849	$44,254

As of December 31, 2024 and 2023, other accrued expenses were comprised primarily of $4.3 million and $6.1 million of uninvoiced vendor liabilities, respectively.

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

The Company accounts for convertible debt instruments as a single liability measured at amortized cost.

The Company’s outstanding balances for the convertible senior notes consisted of the following (in thousands):

	2024	2023
Principal:
2024 Convertible Notes	$—	$200,000
2026 Convertible Notes	200,000	200,000
Less: unamortized debt issuance costs	(1,012)	(2,131)
Net carrying amount	$198,988	$397,869

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

The Company determined the expected life of the 2024 Convertible Notes and the 2026 Convertible Notes was equal to their approximately five and seven-year terms, respectively. The effective annual interest rate of the 2024 Convertible Notes for the period from the date of issuance through maturity was 1.2%. The effective annual interest rate of the 2026 Convertible Notes for the period from the date of issuance through December 31, 2024 was 1.9%. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to convertible senior notes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$3,688	$4,500	$5,745
Amortization of debt issuance costs	1,119	1,618	1,853
Total interest expense	$4,807	$6,118	$7,598

Future minimum payments under the convertible senior notes as of December 31, 2024, are as follows (in thousands):

2025	$3,000
2026	201,500
Total future minimum payments under the convertible senior notes	204,500
Less: amounts representing interest	(4,500)
Less: unamortized debt issuance costs	(1,012)
Convertible senior notes balance	$198,988

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

Revolving Credit Facility

In May 2023, in connection with the VectivBio Acquisition, the Company entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent (in such capacity, the “Agent”), collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto (collectively, the “Lenders”). In September 2024, the Company, the Agent and the Lenders entered into the first amendment to the revolving credit agreement (as amended from time to time, the “Revolving Credit Agreement”) to, among other things, increase the quantum of the Revolving Credit Facility from $500.0 million to $550.0 million, extend the maturity date, and increase the Company’s permitted maximum consolidated secured net leverage ratio.

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement). The Company is required to maintain a maximum consolidated secured net leverage ratio of 3.50 to 1.00 until the end of the final quarter of 2025 (the “Initial Period”), (ii) 3.25 to 1.00 until the end of the first quarter of 2026 (the “Interim Period”) and (iii) 3.00 to 1.00 thereafter, and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to (i) 4.00 to 1.00 during the Initial Period, (ii) 3.75 to 1.00 during the Interim Period and (iii) 3.50 to 1.00 thereafter, in each case for up to four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of December 31, 2024, the Company was in compliance with all covenants under the Revolving Credit Agreement.

In connection with the initial execution of the Revolving Credit Agreement during the second quarter of 2023 and the amendment executed in the third quarter of 2024, the Company incurred $2.9 million and $2.2 million of debt issuance costs, respectively, which consisted primarily of lender fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $3.9 million and $2.4 million at December 31, 2024 and 2023, respectively.

The outstanding principal balance on the revolving credit facility was $385.0 million and $300.0 million as of December 31, 2024 and 2023, respectively.

The following table sets forth total interest expense recognized related to Revolving Credit Agreement (in thousands):

	Year Ended December 31,
	2024	2023
Contractual interest expense	$27,643	$14,718
Amortization of debt issuance costs	785	442
Other financing costs	50	101
Total interest expense	$28,478	$15,261

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

Other Funding Commitments

As of December 31, 2024, the Company has ongoing studies in various pre-clinical and clinical trial stages. The Company’s most significant clinical trial expenditures are to contract research organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2024 and 2023.

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

The following table summarizes share-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	$—	$226	$1,471
Time-based restricted stock units	21,425	19,829	17,643
Performance-based restricted stock units	6,422	9,321	5,008
Restricted stock awards	1,492	1,997	2,439
Employee stock purchase plan	451	502	412
Stock awards	60	130	75
VectivBio Holding AG stock options and RSUs accelerated upon change in control	—	27,548	—
Total share-based compensation expense	$29,850	$59,553	$27,048

The following table summarizes the share-based compensation expense reflected in the consolidated statements of income (in thousands):

	Year Ended December 31,
	2024	2023	2022
Share-based compensation expense:
Research and development	$7,552	$17,448	$4,936
Selling, general and administrative	22,298	41,194	22,112
Restructuring	—	911	—
Total share-based compensation expense included in operating expenses	29,850	59,553	27,048
Income tax benefit	3,414	2,964	1,644
Total share-based compensation expense, net of tax	$26,436	$56,589	$25,404

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

Stock Benefit Plans

As of December 31, 2024, the Company has the following active stock benefit plans pursuant to which awards are currently outstanding: the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Equity Plan”), the 2019 Equity Incentive Plan (the “2019 Equity Plan”), the Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) and the Amended and Restated 2010 Employee, Director, and Consultant Equity Incentive Plan (the “2010 Equity Plan”). At December 31, 2024, there were 12,606,159 shares available for future grant under the A&R 2019 Equity Plan and the 2010 Purchase Plan.

A&R 2019 Equity Plan

During 2023, the Company’s stockholders approved the A&R 2019 Equity Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. Under the A&R 2019 Equity Plan, 6,000,000 shares of Class A Common Stock were initially reserved for issuance. Subsequent to the approval of the A&R 2019 Equity Plan, shares available for grant under the 2019 Equity Plan are made available for grant under the A&R 2019 Equity Plan and awards that are returned to the A&R 2019 Equity Plan, 2019 Equity Plan and 2010 Equity Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for future grant under the A&R 2019 Equity Plan. As of December 31, 2024, 8,523,616 shares were available for future grant under the A&R 2019 Equity Plan.

2019 Equity Plan

During 2019, the Company’s stockholders approved the 2019 Equity Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. Under the 2019 Equity Plan, 10,000,000 shares of Class A Common Stock were initially reserved for issuance. Prior to the approval of the A&R 2019 Equity Plan, awards that were returned to the 2010 Equity Plan as a result of their expiration, cancellation, termination or repurchase were automatically made available for issuance under the 2019 Equity Plan and awards that expired, cancelled, terminated, or were repurchased under the 2019 Equity Plan were no longer available for future grant. As of December 31, 2024, there were no shares available for future grant under the 2019 Equity Plan.

2010 Purchase Plan

During 2010, the Company’s stockholders approved the 2010 Purchase Plan, which gives eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. Each offering period is six months. There were 400,000 shares of common stock initially reserved for issuance pursuant to the 2010 Purchase Plan. The number of shares available for future grant under the 2010 Purchase Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 1,000,000 shares, (ii) 1% of the Class A shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors. As of December 31, 2024, there were 4,082,543 shares available for future grant under the 2010 Purchase Plan.

2010 Equity Plan

The 2010 Equity Plan provided for the granting of stock options, RSAs, RSUs, and other share-based awards to employees, officers, directors, consultants, or advisors of the Company. As of December 31, 2024, there were no shares available for future grant under the 2010 Equity Plan.

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

A summary of restricted stock activity for the year ended December 31, 2024 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2023	178,800	$10.77
Granted	194,488	5.70
Vested	(178,800)	10.77
Forfeited	—	—
Unvested as of December 31, 2024	194,488	$5.70

The weighted-average grant date fair value per share of RSAs granted during the years ended December 31, 2024, 2023, and 2022 was $5.70, $10.77, and $11.22, respectively. The total fair value of RSAs that vested during the years ended December 31, 2024, 2023, and 2022 was $1.0 million, $2.1 million, and $2.8 million, respectively.

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

A summary of time-based RSU activity for the year ended December 31, 2024 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding as of December 31, 2023	5,342,727	$10.68
Granted	3,105,866	11.53
Vested and released	(1,886,372)	10.77
Forfeited	(1,210,714)	11.79
Outstanding as of December 31, 2024	5,351,507	$10.89

The weighted-average grant date fair value per share of time-based RSUs granted during the years ended December 31, 2024, 2023, and 2022 was $11.53, $10.55, and $11.08, respectively. The total fair value of time-based RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $22.0 million, $18.3 million, and $14.8 million, respectively.

Performance-based RSUs

Performance-based RSUs (“PSUs”) are granted to certain executives. PSUs currently outstanding vest upon the achievement of specified performance criteria over a three-year performance period, generally subject to the executive remaining in continuous service with the Company through the applicable vesting dates. The performance criteria applicable to the PSUs granted in 2022 were realizing relative total shareholder return goals (the “Relative TSR PSUs”). The performance criteria applicable to the PSUs granted in 2024 and 2023 consisted of an equal weighting of (i) Relative TSR PSUs and (ii) achieving specified stock price targets (the “Absolute TSR PSUs”).

The Relative TSR PSUs and Absolute TSR PSUs are valued using the Monte Carlo simulation method on the date of grant. The weighted average assumptions used to estimate the fair value of Relative TSR PSUs and Absolute TSR PSUs were as follows for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024		2023		2022
	Relative	Absolute	Relative	Absolute	Relative
	TSR PSUs	TSR PSUs	TSR PSUs	TSR PSUs	TSR PSUs
Fair value of common stock	$12.41	$12.41	$11.39	$10.74	$11.13
Expected volatility	38.0%	38.0%	37.0%	37.0%	41.7%
Expected term (in years)	3.0	3.0	3.0	3.0	2.8
Risk-free interest rate	4.2%	4.2%	4.7%	4.7%	1.6%
Expected dividend yield	—%	—%	—%	—%	—%

A summary of PSU activity for the year ended December 31, 2024 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of PSUs	Fair Value
Outstanding as of December 31, 2023	1,653,268	$14.55
Granted	540,636	14.91
Vested and released	(802,800)	12.84
Forfeited	(282,598)	17.36
Outstanding as of December 31, 2024	1,108,506	$13.91

The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2024, 2023, and 2022 was $14.91, $14.09, and $14.30, respectively. The total fair value of PSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $9.8 million, $0.8 million and $1.7 million, respectively.

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

The following table summarizes stock option activity under the Company’s share-based compensation plans:

		Weighted-	Weighted-
	Number of	Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price(1)	Life	Value
			(in years)	(in thousands)
Outstanding at December 31, 2023	5,836,306	$12.36	2.56	$2,920
Granted	—	—
Exercised	(825,416)	12.19
Cancelled	(470,626)	12.51
Outstanding at December 31, 2024	4,540,264	12.37	1.97	—
Vested or expected to vest at December 31, 2024	4,540,264	12.37	1.97	—
Exercisable at December 31, 2024	4,540,264	12.37	1.97	—
(1)	Amounts relating to stock options granted prior to the separation of the Company’s soluble guanylate cycle business, and certain other assets and liabilities, into Cyclerion Therapeutics, Inc. (the “Separation) on April 1, 2019 have not been adjusted to reflect the effect of the Separation on the Company’s stock price.

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $2.0 million, $0.2 million, and $0.9 million, respectively. The intrinsic value was calculated as the difference between the fair value of the Company’s Class A Common Stock at the date of exercise and the exercise price of the option issued.

The following table sets forth the Company's unrecognized share-based compensation expense, net of estimated forfeitures, as of December 31, 2024, by type of award and the weighted-average period over which that expense is expected to be recognized:

	Unrecognized	Weighted-Average
	Expense, Net	Remaining
	of Estimated	Recognition
	Forfeitures	Period
	(in thousands)	(in years)
Type of award:
Restricted stock awards	$513	0.46
Time-based restricted stock units	32,147	2.31
Performance-based restricted stock units	3,015	1.82

The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

14. Income Taxes

The Company is subject to U.S. federal, state, and foreign income taxes. The components of income (loss) before income taxes during the years ended on December 31, 2024, 2023, and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$167,091	$226,532	$252,422
Foreign	(101,893)	(1,174,601)	—
Income (loss) before income taxes	$65,198	$(948,069)	$252,422

The components of the provision for (benefit from) income taxes during the years ended December 31, 2024, 2023, and 2022 consisted of the following (in thousands):

Year Ended December 31,

	2024	2023	2022
Current taxes:
Federal	$—	$—	$—
State	(4,487)	10,587	11,618
Foreign	754	346	—
Total current taxes	(3,733)	10,933	11,618

Deferred taxes:
Federal	32,584	47,864	52,191
State	35,467	24,693	13,548
Foreign	—	—	—
Total deferred taxes	68,051	72,557	65,739
Income tax expense	$64,318	$83,490	$77,357

During the year ended December 31, 2024, the Company recorded income tax expense of $64.3 million, comprised of non-cash tax expense of $57.8 million and cash tax expense of $6.5 million for state income taxes in certain states in which state taxable income exceeded available net operating losses. During the year ended December 31, 2023, the Company recorded income tax expense of $83.5 million, comprised of non-cash tax expense of $74.1 million and cash tax expense of $9.4 million for state income taxes in certain states in which state taxable income exceeded available net operating losses. During the year ended December 31, 2022, the Company recorded income tax expense of $77.4 million, comprised of non-cash tax expense of $73.4 million and cash tax expense of $4.0 million for state income taxes in certain states in which state taxable income exceeded available net operating losses. Due to the Company’s ability to utilize its net operating losses to offset federal taxable income and taxable income in many states, the majority of the Company’s tax provision is a non-cash tax expense until the Company’s net operating losses have been fully utilized.

A reconciliation of income taxes computed using the U.S. federal statutory rate of 21% to that reflected in the consolidated statements of income (loss) are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit) using U.S. federal statutory rate	$13,692	$(199,094)	$53,009
Acquisition accounting for VectivBio Acquisition	—	139,301	—
Foreign tax rate differential	8,111	93,394	—
Disallowed transaction costs	—	3,424	—
Permanent differences	788	704	(290)
State income taxes, net of federal benefit	10,992	14,024	16,160
Executive compensation - Section 162(m)	2,683	3,979	2,654
Excess tax benefits	749	1,903	3,613
Fair market valuation of Note Hedge Warrants and Convertible Note Hedges	—	(5)	(50)
Tax credits	(1,244)	(79)	(252)
Expiring net operating losses and tax credits	1,187	933	1,087
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	1,538	2,134	2,581
Change in the valuation allowance	25,564	22,492	(1,155)
Other	258	380	—
Income tax expense	$64,318	$83,490	$77,357

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

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$146,978	$105,401
Tax credit carryforwards	58,494	58,437
Capitalized research and development	22,350	18,267
Share-based compensation	9,508	12,323
Basis difference on collaboration agreement for North America with AbbVie	3,585	80,638
Accruals and reserves	3,804	7,149
Basis difference on Convertible Notes	714	1,613
Intangible assets	3,411	10,968
Operating lease liability	3,892	4,774
Other	1,452	1,810
Total deferred tax assets	254,188	301,380
Deferred tax liabilities:
Fixed assets	(898)	(1,101)
Operating lease right-of-use asset	(2,777)	(2,306)
Total deferred tax liabilities	(3,675)	(3,407)
Net deferred tax asset	250,513	297,973
Valuation allowance	(106,279)	(85,649)
Net deferred tax asset	$144,234	$212,324

On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets weighing positive and negative evidence to assess the recoverability of the deferred tax assets. As of December 31, 2024, the Company maintained a valuation allowance of $106.3 million on deferred tax assets not expected to be realized, related primarily to deferred tax assets acquired in the VectivBio Acquisition comprised primarily of net operating loss carryforwards in Switzerland, as well as certain state net operating losses and state tax credits that are expected to expire prior to utilization. As of December 31, 2023, the Company maintained a valuation allowance of $85.6 million on deferred tax assets not expected to be realized, related primarily to deferred tax assets acquired in the VectivBio Acquisition comprised primarily of net operating loss carryforwards in Switzerland, as well as certain tax credits that are expected to expire prior to utilization.

The valuation allowance increased by $20.6 million during the year ended December 31, 2024 primarily to offset the foreign net operating losses incurred in Switzerland, to offset certain state net operating losses that are expected to expire prior to utilization, and to offset certain US tax credits that are expected to expire prior to utilization.

The valuation allowance increased by $82.6 million during the year ended December 31, 2023 primarily to offset the acquired foreign net operating losses from the VectivBio Acquisition, as well as in response to a state tax law change enacted in October 2023, in which the Company increased its valuation allowance on certain state tax credits that are expected to expire prior to utilization. Additionally, the Company increased its reserves for uncertain tax positions by $11.0 million in the second quarter of 2023 in connection with a liability assumed in the VectivBio Acquisition.

Subject to the limitations described below, at December 31, 2024, the Company had federal net operating loss carryforwards of $260.5 million, of which $130.9 million is subject to expiration between 2035 and 2038 and $129.6 million may be carried forward indefinitely. As of December 31, 2024, the Company had state net operating loss carryforwards of $288.0 million to offset future state taxable income, which is subject to expiration at various dates through 2039. The Company also had tax credit carryforwards of $62.9 million as of December 31, 2024 to offset future federal and state income taxes, which is subject to expiration at various dates through 2044. The Company had foreign net operating loss carryforwards of $617.8 million, which are subject to expiration at various dates through 2031.

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

The following table summarizes the changes in the Company’s unrecognized income tax benefits for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	December 31,
	2024	2023	2022
Balance at the beginning of the period	$98,218	$102,625	$84,606
Increases based on tax positions related to the current period	4,093	85,446	101,225
Increases for tax positions assumed in VectivBio Acquisition	—	11,372	—
Decreases for tax positions in prior periods	(90,726)	(101,225)	(83,206)
Balance at the end of the period	$11,585	$98,218	$102,625

The Company had gross unrecognized tax benefits of $11.6 million, $98.2 million, and $102.6 million as of December 31, 2024, 2023, and 2022, respectively. Of the $11.6 million of total unrecognized tax benefits at December 31, 2024, $7.5 million would, if recognized, affect the Company’s effective tax rate, and the remaining amount would not affect the Company’s effective tax rate, as it relates to a temporary timing difference. Reserves for uncertain tax positions of $11.8 million and $23.0 million are recorded in other liabilities on the Company’s consolidated balance sheets as of December 31, 2024 and 2023, respectively.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company recognized $0.8 million, $1.0 million and an insignificant amount of interest and penalties related to uncertain tax positions during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, $5.1 million and $5.2 million of interest and penalties have been accrued, respectively.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2021 through the present, although net operating losses generated from years prior to 2021 could be subject to examination and adjustments to the extent utilized in future years. There are currently no federal or state income tax audits in progress. The statute of limitations for assessment for foreign jurisdictions is open for tax years ended December 31, 2020 through the present. There are currently no foreign income tax audits in progress.

15. Retirement Plans

Defined Contribution Retirement Plans

The Ironwood Pharmaceuticals, Inc. 401(k) Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon employment. Subject to certain IRS limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company. During the years ended December 31, 2024, 2023, and 2022, the Company provided a matching contribution equal to the greater of: (a) 100% of employee contributions on the first 3% of eligible compensation and 50% of employee contributions on the next 3% of eligible compensation; or (b) 75% of the first $10,000 of employee contributions. During the years ended December 31, 2024, 2023, and 2022, the Company recorded $2.4 million, $2.2 million, and $2.2 million of expense, respectively, related to its 401(k) company match.

Defined Benefit Retirement Plans

As a result of the VectivBio Acquisition, the Company maintains defined benefit plans for employees in Switzerland and Belgium, as required by local laws. The pension plans provide employees retirement benefits and risk insurance for death and disability. The contributions of employers and employees in general are defined in percentages of the insured’s salary. The retirement pension is calculated based on the old-age credit balance on retirement multiplied by the fixed conversion rate. The employee has the option to withdraw the capital on demand. The Company updates the estimates used to measure employee benefit obligations in the fourth quarter and upon a remeasurement event to reflect the updated actuarial assumptions.

Defined benefit plans in Switzerland were comprised of a basic plan and management plan during the year ended December 31, 2023. The participants in the management plan were terminated as of December 31, 2023 and plan assets were transferred to the participants during the year ended December 31, 2024. The basic plan is the only defined benefit plan in Switzerland as of December 31, 2024. The defined benefit plan in Belgium was maintained for one employee and has been terminated as of December 31, 2024.

The following table summarizes the components of net periodic benefit costs (income) for the year ended December 31, 2024 and the period between the acquisition date of June 29, 2023 and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Current service cost	$1,032	$879
Amortization prior service cost	(57)	11
Amortization of unrecognized actuarial gains/(losses)	1,641	124
Interest cost	269	210
Expected return on plan assets	(416)	(235)
Curtailment and other	(2,086)	1,402
Administration costs	9	9
Total	$392	$2,400

The amounts recognized in other comprehensive income with respect to the defined benefit pension plans for the year ended December 31, 2024 and the period between the acquisition date of June 29, 2023 and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Amortization prior service cost	$57	$(11)
Prior service (cost)/credit arising during financial year	(261)	106
Amortization of unrecognized actuarial gains/(losses)	(1,641)	(124)
Remeasurement (gain)/loss	—	—
Actuarial (gains)/losses arising from plan experience	490	70
Actuarial (gains)/losses arising from demographic assumption	—	989
Actuarial (gains)/losses arising from financial assumptions	906	—
Return on plan assets excluding interest income	(604)	(92)
Expense (income) recognized in other comprehensive income	$(1,053)	$938

The amount included in the consolidated statements of financial position arising from the Company’s obligation in respect to its defined benefit plan as of December 31, 2024, and 2023 (in thousands):

	December 31,
	2024	2023
Present value of defined benefit obligation	$(18,462)	$(37,547)
Fair value of plan assets	15,682	32,992
Net liability arising from defined benefit obligation	$(2,780)	$(4,555)

Movements in the present value of the defined benefit obligation for the year ended December 31, 2024, and period between the acquisition date of June 29, 2023 and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Beginning defined benefit obligation as of January 1, 2024/June 29, 2023	$(37,547)	$(18,865)
Current service cost	(1,032)	(879)
Contributions paid by employees	(837)	(1,214)
Interest expense on defined benefit obligation	(269)	(210)

Prior service (cost)/credit arising during financial year	261	(106)
Curtailment	2,086	(1,402)
Remeasurement (gain)/loss on defined benefit obligation	(1,396)	(1,059)
Benefits (paid)/deposited	18,144	(11,813)
Foreign currency exchange (gains)/loss	2,128	(1,999)
Ending defined benefit obligation as of December 31	$(18,462)	$(37,547)

Movements in the fair value of plan assets for the year ended December 31, 2024, and period between the acquisition date of June 29, 2023 and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Beginning fair value of plan assets as of January 1, 2024/June 29, 2023	$32,992	$16,693
Return on plan assets excluding interest income	416	235
Contributions paid by employer	837	1,215
Contributions paid by employees	837	1,214
Benefits (paid)/deposited	(18,144)	11,813
Actuarial gain/(loss) on plan assets	602	92
Administration expense	(9)	(9)
Foreign currency exchange gains/(losses)	(1,849)	1,739
Ending fair value of plan assets as of December 31	$15,682	$32,992

The allocation of the assets of the different asset classes in the Switzerland basic plan corresponds to (in thousands):

	December 31,
	2024		2023
Fixed income	$9,566	61%	$12,143	60%
Equities	3,921	25	5,060	25
Real estate	1,568	10	2,024	10
Other	627	4	1,012	5
Ending fair value of plan assets as of December 31	$15,682	100%	$20,239	100%

Assets in the preceding table are predominantly Level 2 assets in the fair value hierarchy, except for certain mortgage-backed securities valued at $1.9 million and $2.6 million at December 31, 2024 and 2023, respectively, which are Level 3 assets in the fair value hierarchy.

The amounts reflected in the preceding table as of December 31, 2023 represent the allocation of assets for the Switzerland basic plan. The allocation of assets for the Switzerland management plan as of December 31, 2023 were not made available to the Company, as investment decisions are made by plan participants.

Principal assumptions used for the purpose of the actuarial valuations were as follows:

	December 31,
	2024	2023
Discount rate	1.00%	1.50%
Expected return on assets	2.50%	2.70%
Expected rate of salary increase	1.65%	2.25%
Expected rate of pension increase	—%	—%
Mortality rate	BVG 2020 GT	BVG 2020 GT

Future expected benefit payments based on the assumptions in the preceding table are as follows (in thousands):

2025	$6,502
2026	528
2027	1,055
2028	922
2029 and thereafter	4,276
Total	$13,283

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

In June 2023, the Company commenced the elimination of certain positions in connection with the VectivBio

Acquisition. The majority of the eliminations were substantively completed during the year ended December 31, 2023. The Company recorded $2.6 million and $14.9 million of restructuring expenses, which are primarily comprised of employee severance, benefits and related costs, during the year ended December 31, 2024 and 2023, respectively.

The following table summarizes the accrued liabilities activity recorded in connection with the reductions in workforce and related restructuring activities during the year ended December 31, 2024 and 2023, respectively (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2023	Charges	Amount Paid	Adjustments	December 31, 2024
Headquarters-based workforce reduction	$270	$—	(270)	—	$—
VectivBio Acquisition-related workforce reduction	8,102	2,612	(9,990)	(109)	615
Total	$8,372	$2,612	$(10,260)	$(109)	$615

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2022	Charges	Amount Paid	Adjustments	December 31, 2023
Headquarters-based workforce reduction	$—	$2,540	$(2,232)	$(38)	$270
VectivBio Acquisition-related workforce reduction	—	14,903	(7,181)	380	8,102
Total	$—	$17,443	$(9,413)	$342	$8,372

In January 2025, following an analysis of its strategy and core business needs, and in an effort to streamline focus and support the continued development of the Company’s pipeline, the Company commenced a reduction in the Company’s workforce of approximately 50%, primarily consisting of field-based sales employees. This reduction in workforce is expected to be substantially completed by the end of the first half of 2025. The Company estimates that, in connection with this reduction in its workforce, it will incur aggregate charges of approximately $20.0 million to approximately $25.0 million, primarily comprised of one-time employee severance and benefit costs. Of these charges, substantially all are expected to result in cash expenditures. The Company may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction. The estimated charges that the Company expects to incur are subject to a number of assumptions, and actual results may differ materially from these estimates.

17. Segment Reporting

The Company operates in one reportable business segment—human therapeutics. The human therapeutics segment revenues are generated primarily through collaborative arrangements and license agreements related to research and development and commercialization of linaclotide. The accounting policies of the human therapeutics segment are the same as those described in the summary of significant accounting policies.

The Company has identified the Chief Executive Officer and the Chief Financial Officer as the chief operating decision-maker (“CODM”). The CODM uses consolidated net income (loss) to understand and evaluate the Company’s operating performance and trends, to prepare and approve the annual budget, and to develop short-term and long-term operating plans. Revenues, costs and expenses, and other income (expense) are provided to the CODM as presented in the statement of income (loss). Total assets are not reviewed by the CODM when evaluating the segment’s performance.

18. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2024 and 2023. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2024
Total revenues	$74,877	$94,396	$91,592	$90,545	$351,410
Total cost and expenses	63,857	69,419	65,956	59,054	258,286
Other income (expense), net	(6,062)	(6,101)	(8,267)	(7,496)	(27,926)
Net income (loss)	(4,162)	(860)	3,646	2,256	880
Comprehensive income (loss)	(2,053)	(408)	2,064	5,231	4,834
Net income (loss) per share—basic (1)	(0.03)	(0.01)	0.02	0.01	0.01
Net income (loss) per share—diluted (1)	(0.03)	(0.01)	0.02	0.01	0.01

(1)	The summation of quarterly diluted net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2023
Total revenues	$104,061	$107,382	$113,739	$117,553	$442,735
Total cost and expenses	43,964	1,190,521	73,716	79,964	1,388,165
Other income (expense), net	5,764	6,917	(8,091)	(7,229)	(2,639)
Net income (loss)	45,714	(1,089,478)	13,950	(1,745)	(1,031,559)
Net income (loss) attributable to Ironwood Pharmaceuticals, Inc.	45,714	(1,062,187)	15,321	(1,087)	(1,002,239)
Comprehensive income (loss) attributable to Ironwood Pharmaceuticals, Inc.	45,714	(1,062,187)	14,569	(3,303)	(1,005,207)
Net income per share—basic (1)	0.30	(6.84)	0.10	(0.01)	(6.45)
Net income per share—diluted (1)	0.25	(6.84)	0.09	(0.01)	(6.45)

(1)	The summation of quarterly diluted net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.