Form 10-Q
period 2025-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2025-05-12
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, there were 161,819,848 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom; the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.; the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners; the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates, such as apraglutide, by us and our partners worldwide; our plan and our engagement of Goldman Sachs to explore strategic alternatives; our ability and the ability of our partners to secure and maintain adequate reimbursement for our products; our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale; our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, such as apraglutide, including our post-approval development and regulatory requirements; the ability of apraglutide and our other product candidates to meet existing or future regulatory standards; the safety profile and related adverse events of our products and our product candidates; the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor; our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof; our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements; our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical studies and clinical trials; the in-licensing or acquisition of externally discovered businesses, products or technologies, or other strategic transactions, as well as partnering arrangements, including the timing of potential clinical development and regulatory milestones and expectations relating to the completion of, or the realization of the expected benefits from, such transactions; our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting; our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the capped call transactions described herein; asset impairments, and the drivers thereof, and purchase commitments; the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing; trends and challenges in our potential markets; trends and challenges in our potential markets; and our ability to attract, motivate and retain key personnel.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including those related to the effectiveness of development and commercialization efforts by us and our partners; preclinical and clinical development, manufacturing and formulation development of linaclotide, apraglutide and our other product candidates; the risk of uncertainty relating to pricing and reimbursement policies in the U.S., which, if not favorable for our products, could hinder or prevent our products’ commercial success; the risk that clinical programs and studies, including for linaclotide pediatric programs and apraglutide, may not progress or develop as anticipated, including that studies are delayed or discontinued for any reason, such as safety, tolerability, enrollment, manufacturing, economic or other reasons; the risk that findings from our completed nonclinical studies and clinical trials may not be replicated in later trials and clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval; the risk that apraglutide will not be approved by the U.S. Food and Drug Administration or other regulatory agencies; the risk of competition or that new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat; the risk that we are unable to execute on our strategy to in-license externally developed products or product candidates; the risk that we are unable to successfully partner with other companies to develop and commercialize products or product candidates; the risk that healthcare reform and other governmental and private payor initiatives may have an adverse effect upon or prevent our products’ or product candidates’ commercial success; the efficacy, safety and tolerability of linaclotide and our product candidates; the risk that the commercial and therapeutic opportunities for LINZESS, apraglutide or our other product candidates are not as we expect; decisions by regulatory and judicial authorities; the risk we may never get additional patent protection for linaclotide, apraglutide and other product candidates, that patents for linaclotide, apraglutide or other products may not provide adequate protection from competition, or that we are not able to successfully protect such patents; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risk that the development of any of our linaclotide pediatric programs and/or apraglutide is not successful or that any of our product candidates does not receive regulatory approval or is not successfully commercialized; outcomes in legal proceedings to protect or enforce the patents relating to our products and product candidates, including abbreviated new drug application litigation; the risk that financial and operating results may differ from our projections; developments in the intellectual property landscape; challenges from and rights of competitors or potential competitors; the risk that our planned investments do not have the anticipated effect on our company revenues; developments in accounting guidance or practice; Ironwood’s or AbbVie’s accounting practices, including reporting and settlement practices as between Ironwood and AbbVie; the risk that our indebtedness could adversely affect our financial condition or restrict our future operations; Ironwood’s activities to explore potential strategic alternatives may not result in any transaction or enhance stockholder value; and the additional risks identified under the heading “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2025 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$108,481	$88,559
Accounts receivable, net	39,768	81,886
Prepaid expenses and other current assets	12,330	11,923
Total current assets	160,579	182,368
Property and equipment, net	4,256	4,495
Operating lease right-of-use assets	10,619	11,028
Intangible assets, net	2,658	2,860
Deferred tax assets	143,563	144,234
Other assets	5,538	5,923
Total assets	$327,213	$350,908
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,827	$2,127
Accrued research and development costs	5,627	6,681
Accrued expenses and other current liabilities	33,439	26,849
Current portion of operating lease liabilities	3,204	3,189
Total current liabilities	48,097	38,846
Operating lease obligations, net of current portion	11,717	12,304
Convertible senior notes, net of current portion	199,160	198,988
Revolving credit facility	385,000	385,000
Other liabilities	17,292	17,105
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 161,809,432 shares issued and outstanding at March 31, 2025 and 500,000,000 shares authorized and 160,205,899 shares issued and outstanding at December 31, 2024	162	160
Additional paid-in capital	1,400,612	1,395,317
Accumulated deficit	(1,735,121)	(1,697,735)
Accumulated other comprehensive income	294	923
Total stockholders’ deficit	(334,053)	(301,335)
Total liabilities and stockholders’ deficit	$327,213	$350,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Collaborative arrangements revenue	$41,143	$74,877
Total revenues	41,143	74,877
Costs and expenses:
Research and development	27,432	25,815
Selling, general and administrative	24,260	37,605
Restructuring	18,559	437
Total costs and expenses	70,251	63,857
Income (loss) from operations	(29,108)	11,020
Other income (expense):
Interest expense and other financing costs	(8,070)	(7,231)
Interest and investment income	869	1,169
Other	37	—
Other income (expense), net	(7,164)	(6,062)
Income (loss) before income taxes	(36,272)	4,958
Income tax expense	(1,114)	(9,120)
Net loss	$(37,386)	$(4,162)

Net loss per share — basic and diluted	$(0.23)	$(0.03)

Weighted average shares used in computing net loss per share — basic and diluted:	160,974	157,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(37,386)	$(4,162)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(629)	1,937
Defined benefit pension plan	—	172
Total other comprehensive income (loss), net of tax	(629)	2,109
Comprehensive loss	$(38,015)	$(2,053)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income	deficit
Balance at December 31, 2024	160,205,899	$160	$1,395,317	$(1,697,735)	$923	$(301,335)
Issuance of common stock related to share-based awards	1,603,533	2	4	—	—	6
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	5,291	—	—	5,291
Net loss	—	—	—	(37,386)	—	(37,386)
Other comprehensive loss, net of tax	—	—	—	—	(629)	(629)
Balance at March 31, 2025	161,809,432	$162	$1,400,612	$(1,735,121)	$294	$(334,053)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	deficit
Balance at December 31, 2023	156,354,238	$156	$1,355,195	$(1,698,615)	$(3,031)	$(346,295)
Issuance of common stock related to share-based awards	2,602,885	3	10,058	—	—	10,061
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,385	—	—	8,385
Taxes paid related to net share settlement of share-based awards	—	—	(616)	—	—	(616)
Net loss	—	—	—	(4,162)	—	(4,162)
Other comprehensive income, net of tax	—	—	—	—	2,109	2,109
Balance at March 31, 2024	158,957,123	$159	$1,373,022	$(1,702,777)	$(922)	$(330,518)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(37,386)	$(4,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	479	513
Loss on disposal of property and equipment	—	33
Share-based compensation expense	5,291	8,385
Non-cash interest expense	416	589
Non-cash lease expense	409	378
Deferred income taxes	670	6,050
Changes in assets and liabilities:
Accounts receivable, net	42,118	57,107
Prepaid expenses and other current assets	(407)	(2,607)
Other assets	141	30
Accounts payable and accrued expenses	9,662	(12,526)
Accrued research and development costs	(1,054)	(9,451)
Operating lease liabilities	(572)	(523)
Other liabilities	187	1,169
Net cash provided by operating activities	19,954	44,985
Cash flows from investing activities:
Purchases of property and equipment	(31)	(68)
Net cash used in investing activities	(31)	(68)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6	10,061
Taxes paid related to net share settlement of share-based awards	—	(616)
Repayments of revolving credit facility	—	(25,000)
Net cash provided by (used in) financing activities	6	(15,555)
Effect of exchange rate changes on cash and cash equivalents	(7)	24
Net increase in cash and cash equivalents	19,922	29,386
Cash and cash equivalents, beginning of period	88,559	92,154
Cash and cash equivalents, end of period	$108,481	$121,540

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

Through the acquisition of VectivBio Holding AG (“VectivBio”) in June 2023 (the “VectivBio Acquisition”), the Company is advancing apraglutide, a next-generation, synthetic peptide long-acting analog of glucagon-like peptide-2, developed for short bowel syndrome (“SBS”) patients who are dependent on parenteral support (“PS”). The development of apraglutide is more fully described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Quarterly Report on Form 10-Q.

The Company has determined that its cash and cash equivalents on hand as of March 31, 2025 and its expected cash inflows from operations will be sufficient to meet its projected operating needs at least through the next twelve months from the issuance of these financial statements. The Company has long-term debt obligations, including convertible notes that mature on June 15, 2026, which are disclosed in Note 8. There is no assurance the Company will have sufficient liquidity to meet its long-term debt obligations when they become due.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025 (the “2024 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2025, and the results of its operations for the three months ended March 31, 2025 and 2024, its statements of stockholders’ deficit for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2025 include the accounts of Ironwood, its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation, Ironwood Pharmaceuticals GmbH, VectivBio AG, and GlyPharma Therapeutic Inc. (“GlyPharma”). All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2024 Annual Report on Form 10-K. During the three months ended March 31, 2025, the Company did not adopt any additional significant accounting policies.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of annual income tax disclosures by requiring greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, ASU 2023-09 may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 on January 1, 2025 and is currently evaluating the impact that the adoption of ASU 2023-09 may have on its disclosures in its annual consolidated financial statements.

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

3. Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. In fiscal periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be anti-dilutive.

The outstanding securities set forth in the following table have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Stock options	3,586	3,074
Restricted stock awards	194	—
Time-based restricted stock units	6,315	860
Performance-based restricted stock units	620	—
Shares subject to issuance under Employee Stock Purchase Plan	90	—
2026 Convertible Notes	14,934	14,934
Total	25,739	18,868

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

	Three Months Ended
	March 31,
Collaborative Arrangements Revenue	2025	2024
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$39,394	$72,455
AbbVie (Europe and other)	811	706
AstraZeneca (China, including Hong Kong and Macau)	88	121
Astellas (Japan)	373	368
Other Agreements:
Asahi Kasei Pharma Corporation (apraglutide)	477	711
Other	—	516
Total collaborative arrangements revenue	$41,143	$74,877

Accounts receivable, net, which is primarily related to collaborative arrangements revenue, was $39.8 million and $81.9 million as of March 31, 2025 and December 31, 2024, respectively. Accounts receivable, net, included $39.1 million and $81.3 million due from the Company’s partner, AbbVie, net of $2.5 million and $3.1 million of accounts payable, as of March 31, 2025 and December 31, 2024, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company did not experience any material losses related to receivables from its license or collaboration partners during the three months ended March 31, 2025 and 2024.

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

During the three months ended March 31, 2025 and 2024, the Company incurred $1.8 million and $1.5 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $1.1 million and $2.3 million in incremental research and development costs during the three months ended March 31, 2025 and 2024, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

During the three months ended March 31, 2024, the Company recognized a $38.0 million reduction to collaboration revenue, as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates. Excluding the changes in estimates, net income per share – basic and net income per share – diluted for the three months ended March 31, 2024 would have been $0.14 and $0.12, respectively.

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$38,769	$71,715
Royalty revenue	625	740
Total collaborative arrangements revenue	$39,394	$72,455

The Company incurred $3.1 million and $10.2 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three months ended March 31, 2025 and 2024, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.6 million and $0.7 million of combined royalty revenues from Canada and Mexico during the three months ended March 31, 2025 and 2024, respectively.

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

The Company recognized $0.8 million and $0.7 million of royalty revenue during the three months ended March 31, 2025 and 2024, respectively.

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

The Company recognized $0.4 million of royalty revenue during each of the three months ended March 31, 2025 and 2024.

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

The Company recognized an insignificant amount of royalty revenue during each of the three months ended March 31, 2025 and 2024.

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

The Company recognized $0.5 million and $0.7 million of revenue related to development activities during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, current deferred revenue of $1.8 million and non-current deferred revenue of $1.6 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. As of December 31, 2024, current deferred revenue of $2.0 million and non-current deferred revenue of $1.8 million is reported within accrued expenses and other current liabilities and other liabilities, respectively on the condensed consolidated balance sheets. Deferred revenue related to development activities is expected to be recognized over the course of the development activities, which are expected to occur through 2028.

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

Other Collaboration and License Agreements

Collaboration and License Option Agreement with COUR

In November 2021, the Company entered into a collaboration and license option agreement (the “COUR Collaboration Agreement”) with COUR Pharmaceutical Development Company, Inc. (“COUR”), a biotechnology company developing novel immune-modifying nanoparticles to treat autoimmune diseases, pursuant to which the Company was granted an option (the “Option”) to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 for the treatment of primary biliary cholangitis (“PBC”). COUR has initiated a Phase II clinical study to evaluate the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 in PBC patients. After reviewing the data from the clinical study for CNP-104, the Company had the right to exercise the Option and pay COUR $35.0 million in exchange for the license, subject to the Company’s right to apply a credit against such payment as described below.

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

The Company’s investment portfolio may include fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company apply other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. In addition, model processes are used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data. The Company validates the prices provided by its third-party pricing services by obtaining market values from other pricing sources and analyzing pricing data in certain instances. The Company periodically invests in certain reverse repurchase agreements, which are collateralized by Government Securities and Obligations for an amount not less than 102% of their principal amount. The Company does not record an asset or liability for the collateral as the Company is not permitted to sell or re-pledge the collateral. The collateral has at least the prevailing credit rating of U.S. Government Treasuries and Agencies. The Company uses a third-party custodian to manage the exchange of funds and ensure the collateral received is maintained at 102% of the reverse repurchase agreements principal amount on a daily basis.

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$53,563	$53,563	$—	$—
U.S. Treasury securities	11,153	—	11,153	—
Commercial paper	10,367	—	10,367	—
Total assets measured at fair value	$75,083	$53,563	$21,520	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$36,010	$36,010	$—	$—
U.S. Treasury securities	11,044	—	11,044	—
Commercial paper	7,928	—	7,928	—
Total assets measured at fair value	$54,982	$36,010	$18,972	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at March 31, 2025 and December 31, 2024 are carried at amounts that approximate fair value due to their short-term maturities.

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

In June 2024, the Company repaid the aggregate principal amount of the 2024 Convertible Notes upon maturity (Note 8). The estimated fair value of the 2026 Convertible Notes was $176.9 million and $186.6 million as of March 31, 2025 and December 31, 2024, respectively.

Revolving Credit Agreement

Outstanding borrowings under the revolving credit facility (Note 8) are carried at amounts that approximate fair value based on their nature, terms, credit spreads, and variable interest rates, which are Level 3 inputs.

6. Leases

The Company’s lease portfolio for the three months ended March 31, 2025 included: office leases for its current headquarters location and other locations, vehicle leases for its salesforce representatives, and leases for computer and office equipment.

The Company’s headquarters office lease and vehicle leases require letters of credit totaling $1.2 million to secure the Company’s obligations under the lease agreements. The letters of credit are maintained under a subfacility of the revolving credit agreement (Note 8).

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$627	$627
Short-term lease cost	234	384
Total lease cost	$861	$1,011

Supplemental information related to leases for the periods reported is as follows:

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$788	$773
Weighted-average remaining lease term of operating leases (in years)	5.2	6.2
Weighted-average discount rate of operating leases	5.8%	5.8%

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

At lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At March 31, 2025, the balances of the right-of-use asset and operating lease liability were $10.6 million and $14.9 million, respectively. At December 31, 2024, the balances of the right-of-use asset and operating lease liability were $11.0 million and $15.5 million, respectively.

Lease costs recorded during each of the three months ended March 31, 2025 and 2024 were $0.6 million.

Future minimum lease payments under the Summer Street Lease as of March 31, 2025 are as follows (in thousands):

2025(1)	$2,401
2026	3,252
2027	3,317
2028	3,384
2029	3,451
2030	1,450
Total future minimum lease payments	17,255
Less: present value adjustment	(2,334)
Operating lease liabilities	14,921
Less: current portion of operating lease liabilities	(3,204)
Operating lease liabilities, net of current portion	$11,717
(1)	For the nine months ending December 31, 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued restructuring liabilities	$12,331	$560
Accrued compensation and benefits	5,826	14,547
Accrued interest	5,217	4,771
Deferred revenue	1,796	2,032
Accrued taxes	721	521
Other	7,548	4,418
Total accrued expenses and other current liabilities	$33,439	$26,849

As of March 31, 2025 and December 31, 2024, other accrued expenses were comprised primarily of $7.3 million and $4.3 million of uninvoiced vendor liabilities, respectively.

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

The Company accounts for convertible debt instruments as a single liability measured at amortized cost.

The Company’s outstanding balance for the 2026 Convertible Notes consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal:	$200,000	$200,000
Less: unamortized debt issuance costs	(840)	(1,012)
Net carrying amount	$199,160	$198,988

In connection with the issuance of the 2026 Convertible Notes, the Company incurred $4.5 million of debt issuance costs, which primarily consisted of initial purchaser’s discounts and legal and other professional fees. The debt issuance costs are reflected as a reduction in the carrying value of the 2026 Convertible Notes and recorded as interest expense over the life of the 2026 Convertible Notes.

The Company determined the expected life of 2026 Convertible Notes was equal to its approximately seven-year term. The effective annual interest rate of the 2026 Convertible Notes for the period from the date of issuance through March 31, 2025 was 1.9%. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to 2026 Convertible Notes (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Contractual interest expense	$750	$1,125
Amortization of debt issuance costs	171	408
Total interest expense	$921	$1,533

Future minimum payments under the 2026 Convertible Notes as of March 31, 2025, are as follows (in thousands):

2025(1)	$3,000
2026	201,500
Total future minimum payments	204,500
Less: amounts representing interest	(4,500)
Less: unamortized debt issuance costs	(840)
2026 Convertible Notes balance	$199,160
(1)	For the nine months ending December 31, 2025.

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement). The Company is required to maintain a maximum consolidated secured net leverage ratio of 3.50 to 1.00 until the end of the final quarter of 2025 (the “Initial Period”), (ii) 3.25 to 1.00 until the end of the first quarter of 2026 (the “Interim Period”) and (iii) 3.00 to 1.00 thereafter, and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to (i) 4.00 to 1.00 during the Initial Period, (ii) 3.75 to 1.00 during the Interim Period and (iii) 3.50 to 1.00 thereafter, in each case for up to four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of March 31, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.

In connection with the initial execution of the Revolving Credit Agreement during the second quarter of 2023 and the amendment executed in the third quarter of 2024, the Company incurred $2.9 million and $2.2 million of debt issuance costs, respectively, which consisted primarily of lender fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $3.7 million and $3.9 million at March 31, 2025 and December 31, 2024, respectively.

The outstanding principal balance on the revolving credit facility was $385.0 million as of March 31, 2025 and December 31, 2024.

The following table sets forth total interest expense recognized related to the Revolving Credit Agreement (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Contractual interest expense	$6,767	$5,757
Amortization of debt issuance costs	244	180
Other financing costs	138	13
Total interest expense	$7,149	$5,950

9. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors, and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Share-based compensation expense:
Research and development	$1,490	$2,213
Selling, general and administrative	3,702	6,172
Restructuring	99	—
Total share-based compensation expense included in operating expenses	5,291	8,385
Income tax expense (benefit)	3,440	(1,365)
Total share-based compensation expense, net of tax	$1,851	$7,020

Restructuring expenses include modifications to share-based awards held by employees impacted by certain workforce reductions (Note 11).

.

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

During the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $1.1 million and $9.1 million, respectively. Due to the Company's ability to offset its pre-tax income against net operating losses, the majority of its tax provision is expected to represent a non-cash expense until its net operating losses have been fully utilized.

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

11. Workforce Reductions and Restructuring

In June 2023, the Company commenced the elimination of certain positions in connection with the VectivBio Acquisition. The majority of the eliminations were substantially completed during the year ended December 31, 2023. During the three months ended March 31, 2025 and 2024, the Company incurred $0.3 million and $0.4 million of restructuring expenses, respectively. The restructuring expenses are comprised primarily of employee severance, benefits, and related costs.

In January 2025, following an analysis of its strategy and core business needs, and in an effort to streamline focus and support the continued development of the Company’s pipeline, the Company commenced a reduction in the Company’s workforce of approximately 50%, primarily consisting of field-based sales employees. This reduction in workforce was substantially completed during the first quarter of 2025. During the three months ended March 31, 2025, the Company incurred $18.3 million of restructuring expenses, primarily comprised of severance, benefits, and related costs.

S12. Segment Reporting

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

The Company has identified the Chief Executive Officer and the Chief Financial Officer as the chief operating decision-maker (“CODM”). The CODM uses consolidated net income (loss) to understand and evaluate the Company’s operating performance and trends, to prepare and approve the annual budget, and to develop short-term and long-term operating plans. Revenues, costs and expenses, other income (expense), and income tax expense are provided to the CODM as presented in the statement of income (loss). Total assets are not reviewed by the CODM when evaluating the segment’s performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2025, or the 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Note Regarding Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, under “Part I, Item 1A—Risk Factors” in our 2024 Annual Report on Form 10-K and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with our partner, AbbVie Inc., or together with its affiliates, AbbVie, in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca AB or together with its affiliates, AstraZeneca in China (including Hong Kong and Macau), and Astellas Pharma Inc., or Astellas, in Japan.

We also aim to leverage our development and commercialization capabilities in GI to bring additional treatment options to GI patients.

Through the VectivBio acquisition, we are advancing apraglutide, a next-generation, synthetic long-acting peptide analog of glucagon-like peptide-2, or GLP-2, for short bowel syndrome, or SBS, patients who are dependent on parenteral support, or PS. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing parenteral support dependency in adult patients with short bowel syndrome with intestinal failure, or SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III trial is needed to seek approval of a new drug application or NDA, for apraglutide for patients with SBS-IF who are dependent on PS.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of apraglutide and our other product candidates. For the three months ended March 31, 2025 and 2024, we recorded a net loss of $37.4 million and $4.2 million, respectively. As of March 31, 2025, we had an accumulated deficit of approximately $1.7 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to maintain positive cash flows. In April 2025, we announced that we would be exploring strategic alternatives for the company.

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

Apraglutide for SBS-IF. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing parenteral support, or PS, dependency in adult patients with SBS-IF. SBS-IF, a rare and severe organ failure condition in which patients are dependent on PS, affects an estimated 18,000 adult patients in the U.S., Europe, and Japan. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III trial is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS. We plan to work with the U.S. FDA on the design of a confirmatory Phase II trial and the regulatory path forward.

IW-3300. We were developing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as interstitial cystitis and bladder pain syndrome. In April 2025, based on analysis of the Phase II data, we decided to end further investment in developing IW-3300.

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

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2025 and 2024, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended
	March 31,
	2025	2024
Linaclotide(1)	$3,928	$4,486
Apraglutide	19,277	19,275
IW-3300	2,277	3,492
CNP-104	75	504
Early research and development(2)	1,875	(1,942)
Total research and development expenses	$27,432	$25,815
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes $4.8 million reduction to research and development expense recognized in the first quarter of 2024 in connection with the settlement of a license-related contract liability.

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

The lengthy process of securing regulatory approvals for product candidates, including apraglutide, requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall. Given the inherent uncertainties that come with the development of pharmaceutical products, we cannot estimate with any degree of certainty how our programs will evolve, and therefore the amount of time or money that would be required to obtain regulatory approval to market them. For example, based on feedback received from the U.S. FDA in April 2025, a confirmatory Phase III trial is needed to seek approval for apraglutide.

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

As a result of the factors discussed above, including the factors discussed under “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and under “Part I, Item 1A – Risk Factors” in our 2024 Annual Report on Form 10-K and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

We expect to invest in our development programs and incur substantial research and development expenses for the foreseeable future. We will continue to invest in linaclotide, including the investigation of ways to enhance the clinical profile within its currently approved indications and the exploration of its potential utility in other indications, populations and formulations, and in our other products and product candidates, including apraglutide. We are exploring potential strategic alternatives with regard to, but not limited to, our GI and rare disease-focused product candidates, including apraglutide.

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

Restructuring Expenses. Restructuring expenses pertain to a workforce reduction initiative in connection with the VectivBio Acquisition as well as a workforce reduction in January 2025 consisting primarily of field-based sales employees. The workforce reduction and restructuring initiatives are more fully described in Note 11, Workforce Reductions and Restructuring.

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

Income Taxes. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations. At interim reporting dates, we record our income tax provision by applying our estimated annual effective tax rate to year-to-date pre-tax income, plus adjustments for significant discrete items.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies as reported in our 2024 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Revenues:
Collaborative arrangements revenue	$41,143	$74,877
Total revenues	41,143	74,877
Costs and expenses:
Research and development	27,432	25,815
Selling, general and administrative	24,260	37,605
Restructuring	18,559	437
Total costs and expenses	70,251	63,857
Income (loss) from operations	(29,108)	11,020
Other income (expense):
Interest expense and other financing costs	(8,070)	(7,231)
Interest and investment income	869	1,169
Other	37	—
Other income (expense), net	(7,164)	(6,062)
Income (loss) before income taxes	(36,272)	4,958
Income tax expense	(1,114)	(9,120)
Net loss	$(37,386)	$(4,162)

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Revenues

	Three Months Ended
	March 31,		Change
	2025	2024	$

	(in thousands)
Revenues:
Collaborative arrangements revenue	$41,143	$74,877	$(33,734)
Total revenues	$41,143	$74,877	$(33,734)

Collaborative arrangements revenue. The decrease in collaborative arrangements revenue of $33.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily related to a $32.9 million decrease in our share of net profits from the sale of LINZESS in the U.S. The decrease reflects a change in AbbVie’s estimate of gross-to-net rebate reserves effective at the beginning of 2025 and is expected to impact the quarterly phasing of LINZESS U.S. net sales. This change is based on expected rebates owed for units dispensed by channel in each quarter, which negatively impacted net sales during the three months ended March 31, 2025. Based on historical trends, we expect rebates owed for units dispensed in subsequent quarters to offset the impact reflected during the three months ended March 31, 2025.

In addition, collaborative arrangements revenue for the three months ended March 31, 2024 includes a $38.0 million reduction for changes in estimates of sales reserves and allowances associated with governmental and contractual rebates related to sales in previous fiscal periods, inclusive of a $30.0 million reduction related to information provided by AbbVie subsequent to the quarterly collaboration accounting settlement process for the first quarter of 2024.

Costs and Expenses

	Three Months Ended
	March 31,		Change
	2025	2024	$

	(in thousands)
Costs and expenses:
Research and development	$27,432	$25,815	$1,617
Selling, general and administrative	24,260	37,605	(13,345)
Restructuring	18,559	437	18,122
Total costs and expenses	$70,251	$63,857	$6,394

Research and development. The increase in research and development expenses of $1.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily related to a $4.8 million reduction to research and development expense recognized during the first quarter of 2024 in connection with the settlement of a license-related contract liability, partially offset by a $1.7 million decrease in external apraglutide costs, a $0.8 million decrease in external linaclotide costs, and a $0.7 million decrease in compensation, benefits, and other employee-related expenses.

Selling, general and administrative. Selling, general and administrative expenses decreased by $13.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a $9.6 million decrease in compensation, benefits, and other employee-related expenses and $2.5 million decrease in sales and marketing activities, both resulting from the restructuring initiative during the first quarter of 2025.

Restructuring expenses. The increase in restructuring expense of $18.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to the workforce reduction in January 2025 consisting primarily of field-based sales employees. Workforce reduction and restructuring initiatives are more fully described in Note 11, Workforce Reductions and Restructuring.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2025	2024	$

	(in thousands)
Other income (expense):
Interest expense and other financing costs	$(8,070)	$(7,231)	$(839)
Interest and investment income	869	1,169	(300)
Other	37	—	37
Total other income (expense), net	$(7,164)	$(6,062)	$(1,102)

Interest expense and other financing costs. Interest expense increased by $0.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase of $1.2 million in interest on the Revolving Credit Facility, resulting from increases in debt principal balance. This increase was partially offset by a $0.6 million decrease in coupon interest expense associated with the 2024 Convertible Notes, which was fully repaid upon maturity in June 2024.

Interest and investment income. Interest and investment income decreased by $0.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to a decrease in cash balances and a decrease in interest rates.

Other. During the three months ended March 31, 2025, we recorded a gain of an insignificant amount for pension-related activities.

Income taxes. For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $1.1 million and $9.1 million, respectively. Due to our ability to utilize our net operating losses to offset federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense until our net operating losses have been fully utilized.

Liquidity and Capital Resources

As of March 31, 2025, we had $108.5 million of cash and cash equivalents. Our cash equivalents include amounts held in money market funds, U.S. Treasury securities and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

We anticipate our cash balance and our expected net cash inflows from operations and/or additional capital sources to allow us to meet our near-term and long-term cash obligations, which are reflected in our condensed consolidated balance sheets. Our most significant fixed obligations are debt obligations and lease commitments, for which annual payments are disclosed in Note 8, Debt, and Note 6, Leases, respectively, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Sources of Liquidity

We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of March 31, 2025, our debt is comprised of $200.0 million aggregate principal amount of convertible notes, due in 2026, and $385.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 to partially finance the VectivBio Acquisition. The Revolving Credit Facility provides for $550.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 8, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$19,954	$44,985
Investing activities	(31)	(68)
Financing activities	6	(15,555)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	24
Net increase in cash, cash equivalents and restricted cash	$19,922	$29,386

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income (loss) for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations.

Net cash inflows for the three months ended March 31, 2025 and 2024 totaled $20.0 million and $45.0 million, respectively, and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 and 2024 was insignificant and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was insignificant and was generated by employee equity transactions.

Cash used in financing activities for the three months ended March 31, 2024 totaled $15.6 million and was comprised primarily of a $25.0 million repayment on the Revolving Credit Facility, partially offset by $10.1 million of proceeds from the exercise of stock options.

Funding Requirements

We began commercializing LINZESS in the U.S. with our collaboration partner, AbbVie, in the fourth quarter of 2012, and we currently derive a significant portion of our revenue from this collaboration. Our goal is to generate and maintain positive cash flows, driven by revenue generated through sales of LINZESS and other commercial activities and financial discipline, while continuing to invest in the development and commercialization of linaclotide, apraglutide, and other product candidates.

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and invest in building our pipeline through internal or external opportunities. We believe that our cash and cash equivalents on hand as of March 31, 2025 and our expected cash inflows from operations, will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements. We have long-term debt obligations, including convertible notes that mature on June 15, 2026, which are disclosed in Note 8, Debt, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. There is no assurance we will have sufficient liquidity to meet our long-term debt obligations when they become due.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying revenue expectations and estimates regarding the costs to continue to develop, obtain regulatory approval for, and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and our goal to generate and maintain positive cash flows, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed under the headings “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, under “Part I, Item 1A—Risk Factors” in our 2024 Annual Report on Form 10-K and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our 2024 Annual Report on Form 10-K and Note 2, Summary of Significant Accounting Policies, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three months ended March 31, 2025 that had a material effect on our condensed consolidated financial statements included in this report.

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

Our 2026 Convertible Notes bear interest at a fixed rate and therefore have minimal exposure to changes in interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if our credit rating improves or other circumstances change.

We are exposed to market risks related to fluctuations in interest rates relating to our secured $550.0 million Revolving Credit Facility. The increase or decrease in annual interest expense resulting from a 10% increase or decrease in the applicable interest rate is $2.6 million.

Equity Price Risk

Our 2026 Convertible Notes include conversion and settlement provisions that are based on the price of our Class A Common Stock at conversion or maturity of the notes. The amount of cash we may be required to pay is determined by the price of our Class A Common Stock. The fair value of our 2026 Convertible Notes is dependent on the price and volatility of our Class A Common Stock and will generally increase or decrease as the market price of our common stock changes.

To minimize the impact of potential dilution to our common stock upon conversion of the notes, we entered into the capped call transactions with respect to the 2026 Convertible Notes.

The 2026 Convertible Notes and the capped call transactions are more fully described in Note 8, Debt, in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that those material weaknesses previously identified in “Part II, Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024 were still present as of March 31, 2025. Because our efforts to remediate the material weaknesses in our internal control over financial reporting are still underway and we have not had a sufficient period of time to test the operating effectiveness of our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025.

Notwithstanding the identified material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the condensed consolidated financial statements fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity with accounting principles generally accepted in the United States.

Management is committed to the remediation of the material weaknesses referenced above and has progressed on the remediation plans described in “Part II, Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024. The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our board of directors. We will not be able to conclude that we have remediated a material weakness until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts described above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in “Part I, Item 1A—Risk Factors” in our 2024 Annual Report on Form 10-K, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q.

Our activities to explore potential strategic alternatives may not result in any transaction or maximize shareholder value.

In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III trial is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS. While continuing to advance apraglutide, we have engaged Goldman Sachs & Co. LLC to explore strategic alternatives for the company to maximize value for shareholders. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute a transaction or other strategic alternative on favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Even if we reach terms for a transaction or other strategic alternative that are acceptable to us, the outcome is not guaranteed; market volatility, the impact of macroeconomic and geopolitical conditions, regulatory factors, and other challenges, risks, and uncertainties in the process may result in an outcome where no transaction or strategic alternative is consummated. Any executed strategic alternative may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

The market price of our shares of our Class A Common Stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our shares of our Class A Common Stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Ironwood Pharmaceuticals, Inc.

Date: May 12, 2025	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ RONALD SILVER
Ronald Silver
Senior Vice President, Corporate Controller
(Principal Accounting Officer)