Form 10-Q
period 2025-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2025-08-11
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 162,434,130 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom; the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.; the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners; the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates, such as apraglutide, by us and our partners worldwide; our plan and our engagement of Goldman Sachs to explore strategic alternatives; our plan to align with the U.S. Food and Drug Administration on the design of a confirmatory Phase III trial and expectation to initiate such trial and the timing thereof; our ability and the ability of our partners to secure and maintain adequate reimbursement for our products; our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale; our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, such as apraglutide, including our post-approval development and regulatory requirements; the ability of apraglutide and our other product candidates to meet existing or future regulatory standards; the safety profile and related adverse events of our products and our product candidates; the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor; our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof; our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements; our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical studies and clinical trials; the in-licensing or acquisition of externally discovered businesses, products or technologies, or other strategic transactions, as well as partnering arrangements, including the timing of potential clinical development and regulatory milestones and expectations relating to the completion of, or the realization of the expected benefits from, such transactions; our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting; our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the capped call transactions described herein; asset impairments, and the drivers thereof, and purchase commitments; the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing; trends and challenges in our potential markets; trends and challenges in our potential markets; our intention to monitor the closing bid price of our Class A Common Stock and consider available options to regain compliance with the Nasdaq Stock Market’s minimum bid requirement; and our ability to attract, motivate and retain key personnel.

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

Food and Drug Administration or other regulatory agencies; the risk of competition or that new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat; the risk that we are unable to execute on our strategy to in-license externally developed products or product candidates; the risk that we are unable to successfully partner with other companies to develop and commercialize products or product candidates; the risk that healthcare reform and other governmental and private payor initiatives may have an adverse effect upon or prevent our products’ or product candidates’ commercial success; the efficacy, safety and tolerability of linaclotide and our product candidates; the risk that the commercial and therapeutic opportunities for LINZESS, apraglutide or our other product candidates are not as we expect; decisions by regulatory and judicial authorities; the risk we may never get additional patent protection for linaclotide, apraglutide and other product candidates, that patents for linaclotide, apraglutide or other products may not provide adequate protection from competition, or that we are not able to successfully protect such patents; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risk that the development of any of our linaclotide pediatric programs and/or apraglutide is not successful or that any of our product candidates does not receive regulatory approval or is not successfully commercialized; outcomes in legal proceedings to protect or enforce the patents relating to our products and product candidates, including abbreviated new drug application litigation; the risk that financial and operating results may differ from our projections; developments in the intellectual property landscape; challenges from and rights of competitors or potential competitors; the risk that our planned investments do not have the anticipated effect on our company revenues; developments in accounting guidance or practice; Ironwood’s or AbbVie’s accounting practices, including reporting and settlement practices as between Ironwood and AbbVie; the risk that our indebtedness could adversely affect our financial condition or restrict our future operations; our activities to explore potential strategic alternatives may not result in any transaction or enhance stockholder value; the risk that our Class A Common Stock may be delisted from the Nasdaq Global Select Market if we fail to regain compliance with the continued listing requirements of Nasdaq, and therefore, the ability to access the capital markets could be negatively impacted; and the additional risks identified under the heading “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2025, and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$92,852	$88,559
Accounts receivable, net	86,172	81,886
Prepaid expenses and other current assets	12,729	11,923
Total current assets	191,753	182,368
Property and equipment, net	3,929	4,495
Operating lease right-of-use assets	10,201	11,028
Intangible assets, net	2,453	2,860
Deferred tax assets	129,459	144,234
Other assets	5,151	5,923
Total assets	$342,946	$350,908
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,389	$2,127
Accrued research and development costs	4,551	6,681
Accrued expenses and other current liabilities	24,033	26,849
Current portion of operating lease liabilities	3,220	3,189
Current portion of convertible senior notes	199,332	—
Total current liabilities	232,525	38,846
Operating lease obligations, net of current portion	11,117	12,304
Convertible senior notes, net of current portion	—	198,988
Revolving credit facility	385,000	385,000
Other liabilities	22,466	17,105
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 162,434,130 shares issued and outstanding at June 30, 2025 and 500,000,000 shares authorized and 160,205,899 shares issued and outstanding at December 31, 2024	162	160
Additional paid-in capital	1,405,224	1,395,317
Accumulated deficit	(1,711,522)	(1,697,735)
Accumulated other comprehensive income (loss)	(2,026)	923
Total stockholders’ deficit	(308,162)	(301,335)
Total liabilities and stockholders’ deficit	$342,946	$350,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Collaborative arrangements revenue	$85,239	$94,396	$126,382	$169,273
Total revenues	85,239	94,396	126,382	169,273
Costs and expenses:
Research and development	23,373	30,388	50,805	56,203
Selling, general and administrative	16,795	36,964	41,055	74,569
Restructuring, net	(250)	2,067	18,309	2,504
Total costs and expenses	39,918	69,419	110,169	133,276
Income from operations	45,321	24,977	16,213	35,997
Other income (expense):
Interest expense and other financing costs	(8,356)	(7,470)	(16,426)	(14,701)
Interest and investment income	818	1,369	1,687	2,538
Other	39	—	76	—
Other income (expense), net	(7,499)	(6,101)	(14,663)	(12,163)
Income before income taxes	37,822	18,876	1,550	23,834
Income tax expense	(14,223)	(19,736)	(15,337)	(28,856)
Net income (loss)	$23,599	$(860)	$(13,787)	$(5,022)

Net income (loss) per share — basic	$0.15	$(0.01)	$(0.09)	$(0.03)
Net income (loss) per share — diluted	0.14	(0.01)	(0.09)	(0.03)
Weighted average shares used in computing net income (loss) per share — basic:	161,723	159,014	161,350	158,357
Weighted average shares used in computing net income (loss) per share — diluted:	176,837	159,014	161,350	158,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$23,599	$(860)	$(13,787)	$(5,022)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(2,320)	1	(2,949)	1,938
Defined benefit pension plan	—	451	—	623
Total other comprehensive income (loss), net of tax	(2,320)	452	(2,949)	2,561
Comprehensive income (loss)	$21,279	$(408)	$(16,736)	$(2,461)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance at December 31, 2024	160,205,899	$160	$1,395,317	$(1,697,735)	$923	$(301,335)
Issuance of common stock related to share-based awards	1,603,533	2	4	—	—	6
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	5,291	—	—	5,291
Net loss	—	—	—	(37,386)	—	(37,386)
Other comprehensive loss, net of tax	—	—	—	—	(629)	(629)
Balance at March 31, 2025	161,809,432	$162	$1,400,612	$(1,735,121)	$294	$(334,053)
Issuance of common stock related to share-based awards and employee stock purchase plan	624,698	—	88	—	—	88
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	4,524	—	—	4,524
Net income	—	—	—	23,599	—	23,599
Other comprehensive loss, net of tax	—	—	—	—	(2,320)	(2,320)
Balance at June 30, 2025	162,434,130	$162	$1,405,224	$(1,711,522)	$(2,026)	$(308,162)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	deficit
Balance at December 31, 2023	156,354,238	$156	$1,355,195	$(1,698,615)	$(3,031)	$(346,295)
Issuance of common stock related to share-based awards	2,602,885	3	10,058	—	—	10,061
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,385	—	—	8,385
Taxes paid related to net share settlement of share-based awards	—	—	(616)	—	—	(616)
Net loss	—	—	—	(4,162)	—	(4,162)
Other comprehensive income, net of tax	—	—	—	—	2,109	2,109
Balance at March 31, 2024	158,957,123	$159	$1,373,022	$(1,702,777)	$(922)	$(330,518)
Issuance of common stock related to share-based awards and employee stock purchase plan	781,878	1	749	—	—	750
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,570	—	—	8,570
Taxes paid related to net share settlement of share-based awards	—	—	(121)	—	—	(121)
Net loss	—	—	—	(860)	—	(860)
Other comprehensive income, net of tax	—	—	—	—	452	452
Balance at June 30, 2024	159,739,001	$160	$1,382,220	$(1,703,637)	$(470)	$(321,727)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,787)	$(5,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	946	1,019
Loss on disposal of property and equipment	85	70
Share-based compensation expense	9,815	16,955
Non-cash interest expense	832	1,139
Non-cash lease expense	827	763
Deferred income taxes	14,775	19,305
Changes in assets and liabilities:
Accounts receivable, net	(4,282)	71,015
Prepaid expenses and other current assets	(471)	(2,536)
Other assets	284	(1,009)
Accounts payable and accrued expenses	(4,174)	(14,525)
Accrued research and development costs	(2,664)	(14,611)
Operating lease liabilities	(1,156)	(1,060)
Other liabilities	3,856	6,947
Net cash provided by operating activities	4,886	78,450
Cash flows from investing activities:
Purchases of property and equipment	(33)	(126)
Net cash used in investing activities	(33)	(126)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	94	10,810
Taxes paid related to net share settlement of share-based awards	—	(737)
Repayment on 2024 Convertible Notes	—	(200,000)
Proceeds from revolving credit facility	—	150,000
Repayments of revolving credit facility	—	(25,000)
Net cash provided by (used in) financing activities	94	(64,927)
Effect of exchange rate changes on cash and cash equivalents	(654)	(27)
Net increase in cash and cash equivalents	4,293	13,370
Cash and cash equivalents, beginning of period	88,559	92,154
Cash and cash equivalents, end of period	$92,852	$105,524

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

The Company has determined that its cash and cash equivalents on hand as of June 30, 2025, its expected cash inflows from operations and its borrowing capacity will be sufficient to meet its projected operating needs at least through the next twelve months from the issuance of these financial statements. The Company has short-term and long-term debt obligations, including convertible notes that mature on June 15, 2026, which are disclosed in Note 8, Debt. There is no assurance the Company will have sufficient liquidity to meet its debt obligations when they become due.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of June 30, 2025, and the results of its operations for the three and six months ended June 30, 2025 and 2024, its statements of stockholders’ deficit for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2025 include the accounts of Ironwood, its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation, Ironwood Pharmaceuticals GmbH, VectivBio AG, and GlyPharma Therapeutic Inc. (“GlyPharma”). All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2024 Annual Report on Form 10-K. During the three and six months ended June 30, 2025, the Company did not adopt any additional significant accounting policies.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2025.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024(1)	2025(1)		2024(1)
Numerator:
Net income (loss)	$23,599	$(860)		$(13,787)	$(5,022)

Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	692	—	—	—	—
Numerator used in computing net income (loss) per share — diluted	$24,291	$(860)		$(13,787)	$(5,022)

Denominator:
Weighted average number of common shares outstanding used in computing net income (loss) per share — basic	161,723	159,014		161,350	158,357
Effect of dilutive securities:
Time-based restricted stock units	53	—		—	—
Performance-based restricted stock units	94	—		—	—
Restricted stock	33	—		—	—
2026 Convertible Notes assumed conversion	14,934	—		—	—
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income (loss) per share — diluted	176,837	159,014		161,350	158,357
Net income (loss) per share — basic	$0.15	$(0.01)		$(0.09)	$(0.03)
Net income (loss) per share — diluted	$0.14	$(0.01)		$(0.09)	$(0.03)

(1) During the three months ended June 30, 2024, and each of the six months ended June 30, 2025 and 2024, the Company was in a net loss position, and therefore, did not differentiate basic and diluted earnings per share.

The outstanding securities set forth in the following table have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	3,538	4,759	3,499	3,891
Restricted stock awards	—	—	360	—
Time-based restricted stock units	6,046	5,450	6,516	1,467
Performance-based restricted stock units	—	65	1,638	65
Shares subject to issuance under Employee Stock Purchase Plan	—	—	—	—
2026 Convertible Notes	—	14,934	14,934	14,934
Total	9,584	25,208	26,947	20,357

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Collaborative Arrangements Revenue	2025	2024	2025	2024
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$86,425	$92,154	$125,819	$164,609
AbbVie (Europe and other)	904	833	1,715	1,539
AstraZeneca (China, including Hong Kong and Macau)	74	74	162	195
Astellas (Japan)	428	419	801	787
Other Agreements:
Asahi Kasei Pharma Corporation (apraglutide)	(2,679)	558	(2,202)	1,269
Other	87	358	87	874
Total collaborative arrangements revenue	$85,239	$94,396	$126,382	$169,273

Accounts receivable, net, which is primarily related to collaborative arrangements revenue, was $86.2 million and $81.9 million as of June 30, 2025 and December 31, 2024, respectively. Accounts receivable, net, included $85.6 million and $81.3 million due from the Company’s partner, AbbVie, net of $2.9 million and $3.1 million of accounts payable, as of June 30, 2025 and December 31, 2024, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company did not experience any material losses related to receivables from its license or collaboration partners during the three and six months ended June 30, 2025 and 2024.

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

During the three and six months ended June 30, 2025, the Company incurred $1.4 million and $3.2 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and six months ended June 30, 2024, the Company incurred $1.9 million and $3.5 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $1.7 million, and $2.8 million in incremental research and development costs during the three and six months ended June 30, 2025, respectively, and incurred $2.9 million and $5.2 million in incremental research and development costs during the three and six months ended June 30, 2024, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The Company evaluated its linaclotide collaboration arrangement for North America and concluded that all development-period performance obligations had been satisfied as of September 2012. The Company has determined that there are three remaining commercial-period performance obligations, which include the sales detailing of LINZESS, participation in the joint commercialization committee, and approved additional trials. The consideration remaining includes cost reimbursements in the U.S. and net profit and loss sharing payments based on net sales in the U.S. Additionally, the Company receives royalties in the mid-teens percent based on net sales in Canada and Mexico. Royalties and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, as these payments relate predominantly to the license granted to AbbVie. The Company records royalty revenue in the period earned based on royalty reports from its partner, if available, or based on the projected sales and historical trends. The cost reimbursements received from AbbVie during the commercialization period will be recognized as earned in accordance with the right-to-invoice practical expedient, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

Under the Company’s linaclotide collaboration agreement for North America, LINZESS net sales are calculated and recorded by AbbVie and include gross sales net of discounts, rebates, allowances, sales taxes, freight and insurance charges, and other applicable deductions, as noted above. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the net profits or net losses from the sales of LINZESS in the U.S., less commercial expenses on a net basis, and presents the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. This treatment is in accordance with the Company’s revenue recognition policy, given that the Company is not the primary obligor and does not have the inventory risks in the collaboration agreement with AbbVie for North America. The Company relies on AbbVie to provide accurate and complete information related to net sales of LINZESS in accordance with U.S. generally accepted accounting principles in order to calculate its settlement payments to and from AbbVie and record collaboration expense or collaborative arrangements revenue, as applicable.

During the three and six months ended June 30, 2024, the Company recognized a $8.5 million and $38.0 million reduction to collaboration revenue, respectively, as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates. Excluding the changes in estimates, net loss per share – basic and net loss per share – diluted would each have been $0.03 for the three months ended June 30, 2024, and would have been $0.13 and $0.12, respectively, for the six months ended June 30, 2024.

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$85,683	$91,415	$124,452	$163,130
Royalty revenue	742	739	1,367	1,479
Total collaborative arrangements revenue	$86,425	$92,154	$125,819	$164,609

The Company incurred $0.2 million and $3.3 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and six months ended June 30, 2025, respectively. The Company incurred $9.4 million and $19.6 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and six months ended June 30, 2024, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.7 million and $1.4 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2025, respectively. The Company recognized

$0.7 million and $1.5 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2024, respectively.

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

The Company recognized $0.9 million and $1.7 million of royalty revenue during the three and six months ended June 30, 2025, respectively. The Company recognized $0.8 million and $1.5 million of royalty revenue during the three and six months ended June 30, 2024, respectively.

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

The Company recognized $0.4 million and $0.8 million of royalty revenue during the three and six months ended June 30, 2025, respectively. The Company recognized $0.4 million and $0.8 million of royalty revenue during the three and six months ended June 30, 2024, respectively.

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

The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three and six months ended June 30, 2025, respectively. The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three and six months ended June 30, 2024, respectively.

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

During the second quarter of 2025, the Company recorded a $2.9 million reduction to cumulative collaborative arrangements revenue due to an increase in estimated development costs in connection with the confirmatory Phase III trial needed to seek U.S. FDA approval for apraglutide.

The Company recognized a net reduction of revenue in the amount of $2.7 million and $2.2 million related to development activities during the three and six months ended June 30, 2025, respectively. The Company recognized $0.6 million and $1.3 million of revenue related to development activities during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, current deferred revenue of $1.0 million and non-current deferred revenue of $5.7 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. As of December 31, 2024, current deferred revenue of $2.0 million and non-current deferred revenue of $1.8 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. Deferred revenue related to development activities is expected to be recognized over the course of the development activities, which are anticipated to be substantially complete by 2030.

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$41,890	$41,890	$—	$—
U.S. Treasury securities	11,253	—	11,253	—
Commercial paper	9,406	—	9,406	—
Total assets measured at fair value	$62,549	$41,890	$20,659	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$36,010	$36,010	$—	$—
U.S. Treasury securities	11,044	—	11,044	—
Commercial paper	7,928	—	7,928	—
Total assets measured at fair value	$54,982	$36,010	$18,972	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at June 30, 2025 and December 31, 2024 are carried at amounts that approximate fair value due to their short-term maturities.

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

In June 2024, the Company repaid the aggregate principal amount of the 2024 Convertible Notes upon maturity (Note 8). The estimated fair value of the 2026 Convertible Notes was $169.9 million and $186.6 million as of June 30, 2025 and December 31, 2024, respectively.

Revolving Credit Agreement

Outstanding borrowings under the revolving credit facility (Note 8) are carried at amounts that approximate fair value based on their nature, terms, credit spreads, and variable interest rates, which are Level 3 inputs.

6. Leases

The Company’s lease portfolio for the three months ended June 30, 2025 included: office leases for its current headquarters location and other locations, and leases for computer and office equipment.

The Company’s headquarters office lease and vehicle leases require letters of credit totaling $1.2 million to secure the Company’s obligations under the lease agreements. The letters of credit are maintained under a subfacility of the revolving credit agreement (Note 8).

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$627	$627	$1,254	$1,254
Short-term lease cost	125	361	359	745
Total lease cost	$752	$988	$1,613	$1,999

Supplemental information related to leases for the periods reported is as follows:

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,581	$1,550
Weighted-average remaining lease term of operating leases (in years)	5.0	6.0
Weighted-average discount rate of operating leases	5.8%	5.8%

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

At lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At June 30, 2025, the balances of the right-of-use asset and operating lease liability were $10.2 million and $14.3 million, respectively. At December 31, 2024, the balances of the right-of-use asset and operating lease liability were $11.0 million and $15.5 million, respectively.

Lease costs recorded during the three and six months ended June 30, 2025 were $0.6 million and $1.3 million, respectively. Lease costs recorded during the three and six months ended June 30, 2024 were $0.6 million and $1.3 million, respectively.

Future minimum lease payments under the Summer Street Lease as of June 30, 2025 are as follows (in thousands):

2025(1)	$1,607
2026	3,252
2027	3,317
2028	3,384
2029	3,451
2030	1,450
Total future minimum lease payments	16,461
Less: present value adjustment	(2,124)
Operating lease liabilities	14,337
Less: current portion of operating lease liabilities	(3,220)
Operating lease liabilities, net of current portion	$11,117
(1)	For the six months ending December 31, 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$8,126	$14,547
Accrued interest	4,590	4,771
Accrued restructuring liabilities	4,368	560
Deferred revenue	978	2,032
Accrued taxes	764	521
Other	5,207	4,418
Total accrued expenses and other current liabilities	$24,033	$26,849

As of June 30, 2025 and December 31, 2024, other accrued expenses were comprised primarily of $5.1 million and $4.3 million of uninvoiced vendor liabilities, respectively.

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

On or after December 15, 2025, and until the close of business on the second scheduled trading day immediately preceding June 15, 2026, the holders of the 2026 Convertible Notes may convert their 2026 Convertible Notes, in multiples of $1,000 principal amount, regardless of the foregoing conditions.

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

The Company accounts for convertible debt instruments as a single liability measured at amortized cost.

The Company’s outstanding balance for the 2026 Convertible Notes consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Principal:	$200,000	$200,000
Less: unamortized debt issuance costs	(668)	(1,012)
Net carrying amount	$199,332	$198,988

The outstanding balance of the 2026 Convertible Notes is classified as a current liability and non-current liability at June 30, 2025 and December 31, 2024, respectively.

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

The Company determined the expected life of 2026 Convertible Notes was equal to its approximately seven-year term. The effective annual interest rate of the 2026 Convertible Notes for the period from the date of issuance through June 30, 2025 was 1.9%. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to 2026 Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Contractual interest expense	$750	$1,063	$1,500	$2,188
Amortization of debt issuance costs	173	369	344	777
Total interest expense	$923	$1,432	$1,844	$2,965

Future minimum payments under the 2026 Convertible Notes as of June 30, 2025, are as follows (in thousands):

2025(1)	$1,500
2026	201,500
Total future minimum payments	203,000
Less: amounts representing interest	(3,000)
Less: unamortized debt issuance costs	(668)
2026 Convertible Notes balance	$199,332
(1)	For the six months ending December 31, 2025.

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement). The Company is required to maintain a maximum consolidated secured net leverage ratio of 3.50 to 1.00 until the end of the final quarter of 2025 (the “Initial Period”), (ii) 3.25 to 1.00 until the end of the first quarter of 2026 (the “Interim Period”) and (iii) 3.00 to 1.00 thereafter, and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to (i) 4.00 to 1.00 during the Initial Period, (ii) 3.75 to 1.00 during the Interim Period and (iii) 3.50 to 1.00 thereafter, in each case for up to four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of June 30, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.

 In connection with the initial execution of the Revolving Credit Agreement during the second quarter of 2023 and the amendment executed in the third quarter of 2024, the Company incurred $2.9 million and $2.2 million of debt issuance costs, respectively, which consisted primarily of lender fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $3.4 million and $3.9 million at June 30, 2025 and December 31, 2024, respectively.

The outstanding principal balance on the Revolving Credit Facility was $385.0 million and $385.0 million as of June 30, 2025 and December 31, 2024, respectively.

The following table sets forth total interest expense recognized related to the Revolving Credit Agreement (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Contractual interest expense	$6,926	$5,841	$13,694	$11,598
Amortization of debt issuance costs	244	180	488	361
Other financing costs	263	13	400	25
Total interest expense	$7,433	$6,034	$14,582	$11,984

9. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors, and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Share-based compensation expense:
Research and development	$1,398	$1,833	$2,888	$4,046
Selling, general and administrative	3,126	6,737	6,828	12,909
Restructuring	—	—	99	—
Total share-based compensation expense included in operating expenses	4,524	8,570	9,815	16,955
Income tax expense (benefit)	(532)	(648)	2,909	(2,013)
Total share-based compensation expense, net of tax	$3,992	$7,922	$12,724	$14,942

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

During the three and six months ended June 30, 2025, the Company recorded income tax expense of $14.2 million and $15.3 million, respectively. During the three and six months ended June 30, 2024, the Company recorded income tax expense of $19.7 million and $28.9 million, respectively. Due to the Company's ability to offset its pre-tax income against net operating losses, the majority of its tax provision is expected to represent a non-cash expense until its net operating losses have been fully utilized.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA impact on its consolidated financial statements.

11. Workforce Reductions and Restructuring

In June 2023, the Company commenced the elimination of certain positions in connection with the VectivBio Acquisition. The majority of the eliminations were substantially completed during the year ended December 31, 2023. During the three and six months ended June 30, 2025, the Company incurred an insignificant amount and $0.3 million of restructuring expenses, respectively. During the three and six months ended June 30, 2024, the Company incurred $2.1 million and $2.5 million of restructuring expenses, respectively. The restructuring expenses are comprised primarily of employee severance, benefits, and related costs.

In January 2025, following an analysis of its strategy and core business needs, and in an effort to streamline focus and support the continued development of the Company’s pipeline, the Company commenced a reduction in the Company’s workforce of approximately 50%, primarily consisting of field-based sales employees. This reduction in workforce was substantially completed during the first quarter of 2025. During the three and six months ended June 30, 2025, the Company reduced restructuring expenses by $0.3 million and incurred $18.0 million of restructuring expenses, respectively, primarily comprised of severance, benefits, and related costs.

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

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of apraglutide and our other product candidates. For the three and six months ended June 30, 2025, we recorded net income of $23.6 million and a net loss of $13.8 million, respectively. For the three and six months ended June 30, 2024, we recorded a net loss of $0.9 million and $5.0 million, respectively. As of June 30, 2025, we had an accumulated deficit of approximately $1.7 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to generate and maintain positive cash flows.

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

Apraglutide for SBS-IF. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing parenteral support, or PS, dependency in adult patients with SBS-IF. SBS-IF, a rare and severe organ failure condition in which patients are dependent on PS, affects an estimated 18,000 adult patients in the U.S., Europe, and Japan. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III trial is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS. We plan to align with the U.S. FDA on the design of a confirmatory Phase III trial and the regulatory path forward in the fourth quarter of 2025. Subject to alignment with the U.S. FDA, we expect to initiate a confirmatory Phase III trial in the first half of 2026.

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

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2025 and 2024, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Linaclotide(1)	$3,467	$4,960	$7,396	$9,446
Apraglutide	16,965	16,830	36,242	36,105
IW-3300	2,051	3,393	4,327	6,885
CNP-104	—	2,997	75	3,500
Early research and development(2)	890	2,208	2,765	267
Total research and development expenses	$23,373	$30,388	$50,805	$56,203
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes $4.8 million reduction to research and development expense recognized in the first quarter of 2024 in connection with the settlement of a license-related contract liability.

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

Interest Expense and Other Financing Costs. Interest expense consists primarily of cash and non-cash interest costs related to our convertible senior notes and our $550.0 million secured revolving credit facility, or the Revolving Credit Facility. Non-cash interest expense consists of amortization of debt issuance costs.

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

During the three and six months ended June 30, 2025, there were no material changes to our critical accounting policies as reported in our 2024 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$85,239	$94,396	$126,382	$169,273
Total revenues	85,239	94,396	126,382	169,273
Costs and expenses:
Research and development	23,373	30,388	50,805	56,203
Selling, general and administrative	16,795	36,964	41,055	74,569
Restructuring, net	(250)	2,067	18,309	2,504
Total costs and expenses	39,918	69,419	110,169	133,276
Income from operations	45,321	24,977	16,213	35,997
Other income (expense):
Interest expense and other financing costs	(8,356)	(7,470)	(16,426)	(14,701)
Interest and investment income	818	1,369	1,687	2,538
Other	39	—	76	—
Other income (expense), net	(7,499)	(6,101)	(14,663)	(12,163)
Income before income taxes	37,822	18,876	1,550	23,834
Income tax expense	(14,223)	(19,736)	(15,337)	(28,856)
Net income (loss)	$23,599	$(860)	$(13,787)	$(5,022)

Three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$

	(in thousands)			(in thousands)
Revenues:
Collaborative arrangements revenue	$85,239	$94,396	$(9,157)	$126,382	$169,273	$(42,891)
Total revenues	$85,239	$94,396	$(9,157)	$126,382	$169,273	$(42,891)

Collaborative arrangements revenue. The decrease in collaborative arrangements revenue of $9.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily related to a $5.7 million decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by decreased net price, partially offset by increased prescription demand. Additionally, the decrease in collaborative arrangements revenue was driven by an adjustment during the second quarter of 2025 to reduce cumulative collaborative arrangements revenue by $2.9 million due to an increase in estimated development costs in connection with the confirmatory Phase III trial needed to seek U.S. FDA approval for apraglutide.

The decrease in collaborative arrangements revenue of $42.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily related to a $38.7 million decrease in our share of net profits from the sale of LINZESS in the U.S. The decrease reflects a change in AbbVie’s estimate of gross-to-net rebate reserves effective at the beginning of 2025 and is expected to impact the quarterly phasing of LINZESS U.S. net sales. Additionally, the decrease in collaborative arrangements revenue was driven by an adjustment during the second quarter of 2025 to reduce cumulative collaborative arrangements revenue by $2.9 million due to an increase in estimated development costs in connection with the confirmatory Phase III trial needed to seek U.S. FDA approval for apraglutide.

Costs and Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$

	(in thousands)			(in thousands)
Costs and expenses:
Research and development	$23,373	$30,388	$(7,015)	$50,805	$56,203	$(5,398)
Selling, general and administrative	16,795	36,964	(20,169)	41,055	74,569	(33,514)
Restructuring, net	(250)	2,067	(2,317)	18,309	2,504	15,805
Total costs and expenses	$39,918	$69,419	$(29,501)	$110,169	$133,276	$(23,107)

Research and development. The decrease in research and development expenses of $7.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily related to a $3.7 million decrease in external apraglutide costs, a $2.4 million decrease in costs associated with the COUR Collaboration Agreement, and a $0.8 million decrease in external costs associated with the IW-3300 development program.

The decrease in research and development expenses of $5.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily related to a $5.4 million decrease in external apraglutide costs, a $2.4 million decrease in costs associated with the COUR Collaboration Agreement, a $1.8 million decrease in external linaclotide costs, and a $1.2 million decrease in external costs associated with the IW-3300 development program, partially offset by a $4.8 million reduction to research and development expense recognized during the first quarter of 2024 in connection with the settlement of a license-related contract liability.

Selling, general and administrative. Selling, general and administrative expenses decreased by $20.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a $12.0 million decrease in compensation, benefits, and other employee-related expenses and a $5.0 million decrease in sales and marketing expenses, both resulting from the restructuring initiative during the first quarter of 2025, as well as a decrease of $2.4 million in professional services expenses.

The decrease in selling, general and administrative expenses of $33.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily related to a $21.8 million decrease in compensation, benefits, and other employee-related expenses and a $7.5 million decrease in sales and marketing expenses, both resulting from the restructuring initiative during the first quarter of 2025, as well as a decrease of $1.6 million in professional services expenses.

Restructuring expenses. The decrease in restructuring expense of $2.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is due to employee severance, benefits and related costs for the VectivBio Acquisition-related workforce reduction. The increase in restructuring expense of $15.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to the workforce reduction in January 2025 consisting primarily of field-based sales employees. Workforce reduction and restructuring initiatives are more fully described in Note 11, Workforce Reductions and Restructuring.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$

	(in thousands)			(in thousands)
Other income (expense):
Interest expense and other financing costs	$(8,356)	$(7,470)	$(886)	$(16,426)	$(14,701)	$(1,725)
Interest and investment income	818	1,369	(551)	1,687	2,538	(851)
Other	39	—	39	76	—	76
Total other income (expense), net	$(7,499)	$(6,101)	$(1,398)	$(14,663)	$(12,163)	$(2,500)

Interest expense and other financing costs. Interest expense increased by $0.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase of $1.2 million in interest on the Revolving Credit Facility, resulting from a higher outstanding principal balance throughout the period. This increase was partially offset by a $0.5 million decrease in coupon interest expense associated with the 2024 Convertible Notes, which were fully repaid upon maturity in June 2024.

Interest expense increased by $1.7 million for six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase of $2.4 million in interest on the Revolving Credit Facility, resulting from a higher outstanding principal balance throughout the period. This increase was partially offset by a $1.1 million decrease in coupon interest expense associated with the 2024 Convertible Notes, which were fully repaid upon maturity in June 2024.

Interest and investment income. Interest and investment income decreased by $0.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to a decrease in cash and cash equivalents balances and a decrease in interest rates.

Interest and investment income decreased by $0.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a decrease in cash and cash equivalents balances and a decrease in interest rates.

Other. During the three and six months ended June 30, 2025, we recorded a gain of an insignificant amount for pension-related activities.

Income taxes. For the three and six months ended June 30, 2025, we recorded income tax expense of $14.2 million and $15.3 million, respectively. For the three and six months ended June 30, 2024, we recorded income tax expense of $19.7 million and $28.9 million, respectively. Due to our ability to utilize our net operating losses to offset federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense until our net operating losses have been fully utilized.

Liquidity and Capital Resources

As of June 30, 2025, we had $92.9 million of cash and cash equivalents. Our cash equivalents include amounts held in money market funds, U.S. Treasury securities and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

We anticipate our cash and cash equivalents balance, our expected net cash inflows from operations, our borrowing capacity on our Revolving Credit Facility, and/or additional capital sources to allow us to meet our short-term and long-term cash obligations, which are reflected in our condensed consolidated balance sheets. Our most significant fixed obligations are debt obligations and lease commitments, for which annual payments are disclosed in Note 8, Debt, and Note 6, Leases, respectively, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Sources of Liquidity

We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of June 30, 2025, our debt is comprised of $200.0 million aggregate principal amount of convertible notes, due in June 2026, and $385.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 to partially finance the VectivBio Acquisition. The Revolving Credit Facility provides for $550.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 8, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net cash provided by (used in):
Operating activities	$(15,068)	$33,465	$4,886	$78,450
Investing activities	(2)	(58)	(33)	(126)
Financing activities	88	(49,372)	94	(64,927)
Effect of exchange rate changes on cash and cash equivalents	(647)	(51)	(654)	(27)
Net increase (decrease) in cash and cash equivalents	$(15,629)	$(16,016)	$4,293	$13,370

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income (loss) for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations.

Net cash outflows for the three months ended June 30, 2025 totaled $15.1 million and net cash inflows for the six months ended June 30, 2025 totaled $4.9 million, and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S. Net cash inflows for the three and six months ended June 30, 2024 totaled $33.5 million and $78.5 million, respectively, and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the three and six months ended June 30, 2025 was insignificant and pertained to the purchase of property and equipment. Cash used in investing activities for the three and six months ended June 30, 2024 was insignificant and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three and six months ended June 30, 2025 was insignificant and was generated from employee stock purchases.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and invest in building our pipeline through internal or external opportunities. We believe that our cash and cash equivalents on hand as of June 30, 2025, our expected cash inflows from operations, and our borrowing capacity on our Revolving Credit Facility will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements. We have short-term and long-term debt obligations, including convertible notes that mature on June 15, 2026, which are disclosed in Note 8, Debt, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. There is no assurance we will have sufficient liquidity to meet our debt obligations when they become due.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our 2024 Annual Report on Form 10-K and Note 2, Summary of Significant Accounting Policies, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and six months ended June 30, 2025 that had a material effect on our condensed consolidated financial statements included in this report.

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

We are exposed to market risks related to fluctuations in interest rates relating to our secured $550.0 million Revolving Credit Facility. The increase or decrease in annual interest expense resulting from a 10% increase or decrease in the applicable interest rate is $2.7 million.

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

Foreign Currency Risk

We are also exposed to risks related to changes in foreign currency exchange rates relating to our foreign operations. The functional currency of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies. We are also exposed to unfavorable fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We do not currently hedge our foreign currency exchange rate risk. A hypothetical 10% increase or decrease in current foreign exchange rates would have impacted our net loss for the six months ended June 30, 2025 by approximately $4.5 million.

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

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that those material weaknesses previously identified in “Part II, Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024 were still present as of June 30, 2025. Because our efforts to remediate the material weaknesses in our internal control over financial reporting are still underway and we have not had a sufficient period of time to test the operating effectiveness of our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025.

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

Management is committed to the remediation of the material weaknesses referenced above and has progressed on the remediation plans described in “Part II, Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024. Several actions have been taken through June 30, 2025, including engaging a third-party specialist to assess and strengthen our design and operating effectiveness of our information technology (IT) general controls and IT application controls, implementing system approval and monitoring controls to mitigate segregation of duties risks within certain financial processes, and hiring and engaging incremental personnel with appropriate expertise in accounting, financial reporting and internal controls commensurate with the type, volume and complexity of our operations, among other remediation actions.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts described above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to regain compliance with the continued listing requirements of Nasdaq, our Class A Common Stock will be delisted and our ability to access the capital markets could be negatively impacted.

On May 28, 2025, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our Class A Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market, referred to as the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days, or until November 24, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before November 24, 2025 the bid price for our Class A Common Stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we have regained compliance with the Minimum Bid Price Requirement, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

If we do not regain compliance with the Minimum Bid Price Requirement by the required date, the Nasdaq Listing Qualifications Department staff will provide us written notification that our Class A Common Stock will be delisted. At that time, we may appeal the staff’s delisting determination to a Nasdaq Listing Qualifications Panel. However, there can be no assurance that, even if we appeal the staff’s delisting determination to the Nasdaq Listing Qualifications Panel, such appeal would be successful.

We intend to monitor the closing bid price of our Class A Common Stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement.

Any potential delisting of our Class A Common Stock from the Nasdaq Global Select Market would likely result in decreased liquidity and increased volatility for our Class A Common Stock and would also make it more difficult for our stockholders to sell our Class A Common Stock in the public market and would adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by investors, customers and employees and fewer business development opportunities.

Item 5. Other Information

During the quarter ended June 30, 2025, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, for the purchase or sale of our securities, the material terms of which are set forth in the table below.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement(1)	Aggregate Number of Securities
Ronald Silver (Corporate Controller)	Adoption (June 16, 2025)	Rule 10b5-1 trading arrangement	Sale	January 15, 2027	Indeterminable(2)

(1)	The dates in this column represent the scheduled expiration date of each director or officer’s Rule 10b5-1 trading arrangement. Each Rule 10b5-1 trading arrangement may terminate earlier than the date provided should all transactions contemplated thereunder occur prior to such date.
(2)	Mr. Silver’s Rule 10b5-1 trading arrangement provides for the sale of an indeterminable number of shares of Class A Common Stock that Mr. Silver may purchase under the Company’s employee stock purchase plan.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No:	Description
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

Ironwood Pharmaceuticals, Inc.

Date: August 11, 2025	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ RONALD SILVER
Ronald Silver
Senior Vice President, Corporate Controller
(Principal Accounting Officer)