Form 10-Q
period 2025-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2025-11-10
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 162,678,647 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom; the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.; the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners; the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates, such as apraglutide, by us and our partners worldwide; our plan and our engagement of Goldman Sachs to explore strategic alternatives; our plan to align with the U.S. Food and Drug Administration on the design of a confirmatory Phase III trial and expectation to initiate such trial and the timing thereof; our ability and the ability of our partners to secure and maintain adequate reimbursement for our products; our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale; our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, such as apraglutide, including our post-approval development and regulatory requirements; the ability of apraglutide and our other product candidates to meet existing or future regulatory standards; the safety profile and related adverse events of our products and our product candidates; the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor; our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof; our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestone and other payments under such agreements; our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical studies and clinical trials; the in-licensing or acquisition of externally discovered businesses, products or technologies, or other strategic transactions, as well as partnering arrangements, including the timing of potential clinical development and regulatory milestones and expectations relating to the completion of, or the realization of the expected benefits from, such transactions; our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting; our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the capped call transactions described herein; asset impairments, and the drivers thereof, and purchase commitments; the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing; trends and challenges in our potential markets; the outcome of pending, threatened or future legal proceedings, and our ability to attract, motivate and retain key personnel.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$140,407	$88,559
Accounts receivable, net	120,370	81,886
Prepaid expenses and other current assets	13,066	11,923
Total current assets	273,843	182,368
Property and equipment, net	3,666	4,495
Operating lease right-of-use assets	9,775	11,028
Intangible assets, net	2,247	2,860
Deferred tax assets	101,687	144,234
Other assets	4,844	5,923
Total assets	$396,062	$350,908
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,613	$2,127
Accrued research and development costs	3,528	6,681
Accrued expenses and other current liabilities	34,620	26,849
Current portion of operating lease liabilities	3,236	3,189
Current portion of convertible senior notes	199,506	—
Total current liabilities	242,503	38,846
Operating lease obligations, net of current portion	10,498	12,304
Convertible senior notes, net of current portion	—	198,988
Revolving credit facility	385,000	385,000
Other liabilities	22,218	17,105
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 162,678,647 shares issued and outstanding at September 30, 2025 and 500,000,000 shares authorized and 160,205,899 shares issued and outstanding at December 31, 2024	163	160
Additional paid-in capital	1,408,836	1,395,317
Accumulated deficit	(1,671,442)	(1,697,735)
Accumulated other comprehensive income (loss)	(1,714)	923
Total stockholders’ deficit	(264,157)	(301,335)
Total liabilities and stockholders’ deficit	$396,062	$350,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Collaborative arrangements revenue	$122,060	$91,592	$248,442	$260,865
Total revenues	122,060	91,592	248,442	260,865
Costs and expenses:
Research and development	22,468	29,827	73,273	86,030
Selling, general and administrative	21,908	36,113	62,963	110,682
Restructuring, net	2,200	16	20,509	2,520
Total costs and expenses	46,576	65,956	156,745	199,232
Income from operations	75,484	25,636	91,697	61,633
Other income (expense):
Interest expense and other financing costs	(8,434)	(9,419)	(24,860)	(24,120)
Interest and investment income	930	1,152	2,617	3,690
Other	40	—	116	—
Other income (expense), net	(7,464)	(8,267)	(22,127)	(20,430)
Income before income taxes	68,020	17,369	69,570	41,203
Income tax expense	(27,940)	(13,723)	(43,277)	(42,579)
Net income (loss)	$40,080	$3,646	$26,293	$(1,376)

Net income (loss) per share — basic	$0.25	$0.02	$0.16	$(0.01)
Net income (loss) per share — diluted	0.23	0.02	0.16	(0.01)
Weighted average shares used in computing net income (loss) per share — basic:	162,215	159,706	161,642	158,810
Weighted average shares used in computing net income (loss) per share — diluted:	177,764	160,232	177,057	158,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$40,080	$3,646	$26,293	$(1,376)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	312	(1,021)	(2,637)	917
Defined benefit pension plan	—	(561)	—	62
Total other comprehensive income (loss), net of tax	312	(1,582)	(2,637)	979
Comprehensive income (loss)	$40,392	$2,064	$23,656	$(397)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance at December 31, 2024	160,205,899	$160	$1,395,317	$(1,697,735)	$923	$(301,335)
Issuance of common stock related to share-based awards	1,603,533	2	4	—	—	6
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	5,291	—	—	5,291
Net loss	—	—	—	(37,386)	—	(37,386)
Other comprehensive loss, net of tax	—	—	—	—	(629)	(629)
Balance at March 31, 2025	161,809,432	$162	$1,400,612	$(1,735,121)	$294	$(334,053)
Issuance of common stock related to share-based awards and employee stock purchase plan	624,698	—	88	—	—	88
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	4,524	—	—	4,524
Net income	—	—	—	23,599	—	23,599
Other comprehensive loss, net of tax	—	—	—	—	(2,320)	(2,320)
Balance at June 30, 2025	162,434,130	$162	$1,405,224	$(1,711,522)	$(2,026)	$(308,162)
Issuance of common stock related to share-based awards	244,517	1	—	—	—	1
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	3,612	—	—	3,612
Net income	—	—	—	40,080	—	40,080
Other comprehensive income, net of tax	—	—	—	—	312	312
Balance at September 30, 2025	162,678,647	$163	$1,408,836	$(1,671,442)	$(1,714)	$(264,157)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	deficit
Balance at December 31, 2023	156,354,238	$156	$1,355,195	$(1,698,615)	$(3,031)	$(346,295)
Issuance of common stock related to share-based awards	2,602,885	3	10,058	—	—	10,061
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,385	—	—	8,385
Taxes paid related to net share settlement of share-based awards	—	—	(616)	—	—	(616)
Net loss	—	—	—	(4,162)	—	(4,162)
Other comprehensive income, net of tax	—	—	—	—	2,109	2,109
Balance at March 31, 2024	158,957,123	$159	$1,373,022	$(1,702,777)	$(922)	$(330,518)
Issuance of common stock related to share-based awards and employee stock purchase plan	781,878	1	749	—	—	750
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	8,570	—	—	8,570
Taxes paid related to net share settlement of share-based awards	—	—	(121)	—	—	(121)
Net loss	—	—	—	(860)	—	(860)
Other comprehensive income, net of tax	—	—	—	—	452	452
Balance at June 30, 2024	159,739,001	$160	$1,382,220	$(1,703,637)	$(470)	$(321,727)
Issuance of common stock related to share-based awards	276,887	—	—	—	—	—
Share-based compensation expense related to share-based awards and employee stock purchase plan purchase plan	—	—	8,329	—	—	8,329
Net income	—	—	—	3,646	—	3,646
Other comprehensive loss, net of tax	—	—	—	—	(1,582)	(1,582)
Balance at September 30, 2024	160,015,888	$160	$1,390,549	$(1,699,991)	$(2,052)	$(311,334)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$26,293	$(1,376)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,421	1,526
Loss on disposal of property and equipment	92	75
Share-based compensation expense	13,427	25,284
Non-cash interest expense	1,250	1,489
Non-cash lease expense	1,253	1,156
Deferred income taxes	42,547	26,986
Changes in assets and liabilities:
Accounts receivable, net	(38,475)	52,920
Prepaid expenses and other current assets	(719)	(2,179)
Other assets	347	(971)
Accounts payable and accrued expenses	6,519	(14,456)
Accrued research and development costs	(3,832)	(11,923)
Operating lease liabilities	(1,759)	(1,614)
Other liabilities	4,105	11,418
Net cash provided by operating activities	52,469	88,335
Cash flows from investing activities:
Purchases of property and equipment	(35)	(142)
Net cash used in investing activities	(35)	(142)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	94	10,810
Taxes paid related to net share settlement of share-based awards	—	(737)
Repayment on 2024 Convertible Notes	—	(200,000)
Proceeds from revolving credit facility	—	150,000
Costs associated with revolving credit facility	—	(2,156)
Repayments of revolving credit facility	—	(50,000)
Net cash provided by (used in) financing activities	94	(92,083)
Effect of exchange rate changes on cash and cash equivalents	(680)	(53)
Net increase (decrease) in cash and cash equivalents	51,848	(3,943)
Cash and cash equivalents, beginning of period	88,559	92,154
Cash and cash equivalents, end of period	$140,407	$88,211

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

LINZESS® (linaclotide), the Company’s commercial product, is the first product approved by the United States Food and Drug Administration (the “U.S. FDA”) in a class of GI medicines called guanylate cyclase type C agonists (“GC-C agonists”) and is indicated for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in adults and pediatric patients 7 years of age and older, chronic idiopathic constipation (“CIC”) in adults, and functional constipation (“FC”) in pediatric patients ages 6-17 years-old. LINZESS is also available for the treatment of adults with IBS-C or CIC in Mexico, adults with IBS-C or chronic constipation in Japan, and adults with IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® for the treatment of adults with IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adults with IBS-C in certain European countries.

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

The Company has determined that its cash and cash equivalents on hand as of September 30, 2025, its expected cash inflows from operations and its borrowing capacity will be sufficient to meet its projected operating needs at least through the next twelve months from the issuance of these financial statements. The Company has short-term and long-term debt obligations, including convertible notes that mature in June 2026, which are disclosed in Note 8, Debt. There is no assurance the Company will have sufficient liquidity to meet its debt obligations when they become due.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of September 30, 2025, and the results of its operations for the three and nine months ended September 30, 2025 and 2024, its statements of stockholders’ deficit for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2025 include the accounts of Ironwood, its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation, Ironwood Pharmaceuticals GmbH, VectivBio AG, and GlyPharma Therapeutic Inc. (“GlyPharma”). All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2024 Annual Report on Form 10-K. During the three and nine months ended September 30, 2025, the Company did not adopt any additional significant accounting policies.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2025.

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

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, (“ASU 2025-05”). The guidance in ASU 2025-05 amends ASC Topic 326, Financial Instruments—Credit Losses, to provide a practical expedient to simplify estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The practical expedient, if elected, allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard is effective for annual fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. Entities that elect the practical expedient should apply the guidance prospectively. The Company is currently evaluating the impact that the adoption of ASU 2025-05 may have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, (“ASU 2025-06”). The guidance in ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs under ASC Subtopic 350-40, Internal Use Software. The standard is effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Entities may elect to apply the guidance prospectively, retrospectively, or through a modified prospective transition method. The Company is currently evaluating the impact that the adoption of ASU 2025-06 may have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, (“ASU 2025-07”). The guidance in ASU 2025-07 expands the scope exceptions within ASC Topic 815, Derivatives and Hedging, to include certain nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract, including research and development funding arrangements. The standard is effective for annual fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2026, with early adoption permitted. Entities should apply the amendments either prospectively for contracts entered into on or after the date of adoption or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings for contracts that exist as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact that the adoption of ASU 2025-07 may have on its consolidated financial statements.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the condensed consolidated financial statements upon future adoption.

3. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024(1)
Numerator:
Net income (loss)	$40,080	$3,646	$26,293	$(1,376)

Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	693	—	2,076	—
Numerator used in computing net income (loss) per share — diluted	$40,773	$3,646	$28,369	$(1,376)

Denominator:
Weighted average number of common shares outstanding used in computing net income (loss) per share — basic	162,215	159,706	161,642	158,810
Effect of dilutive securities:
Time-based restricted stock units	334	49	217	—
Performance-based restricted stock units	94	439	128	—
Restricted stock	132	21	81	—
Shares subject to issuance under Employee Stock Purchase Plan	55	17	55	—
2026 Convertible Notes assumed conversion	14,934	—	14,934	—
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income (loss) per share — diluted	177,764	160,232	177,057	158,810
Net income (loss) per share — basic	$0.25	$0.02	$0.16	$(0.01)
Net income (loss) per share — diluted	$0.23	$0.02	$0.16	$(0.01)

(1) During the nine months ended September 30, 2024, the Company was in a net loss position. In fiscal periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be anti-dilutive.

The outstanding securities set forth in the following table have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	3,487	4,678	3,798	4,906
Time-based restricted stock units	5,367	5,327	5,632	1,994
Performance-based restricted stock units	—	—	—	66
2026 Convertible Notes	—	14,934	—	14,934
Total	8,854	24,939	9,430	21,900

There was no dilutive impact of the 2024 Convertible Notes (as defined below) for the nine months ended September 30, 2024 because the Company had elected prior to the beginning of the period to settle the conversion of

2024 Convertible Notes, if any, with a combination settlement of a cash payment equal to the principal value of converted notes and shares of Class A Common Stock equal to the conversion value in excess of the principal value, if any (Note 8). Accordingly, interest expense was not removed from the numerator and there was no calculated spread added to the denominator because the average market price of the Company’s Class A Common Stock during the period was not in excess of the conversion price.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Arrangements Revenue	2025	2024	2025	2024
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$120,466	$89,426	$246,285	$254,035
AbbVie (Europe and other)	944	807	2,659	2,346
AstraZeneca (China, including Hong Kong and Macau)	77	91	239	286
Astellas (Japan)	423	413	1,224	1,200
Other Agreements:
Asahi Kasei Pharma Corporation (apraglutide)	150	633	(2,052)	1,902
Other	—	222	87	1,096
Total collaborative arrangements revenue	$122,060	$91,592	$248,442	$260,865

Accounts receivable, net, which is primarily related to collaborative arrangements revenue, was $120.4 million and $81.9 million as of September 30, 2025 and December 31, 2024, respectively. Accounts receivable, net, included $119.8 million and $81.3 million due from the Company’s partner, AbbVie, net of $2.7 million and $3.1 million of accounts payable, as of September 30, 2025 and December 31, 2024, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company did not experience any material losses related to receivables from its license or collaboration partners during the three and nine months ended September 30, 2025 and 2024.

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

During the three and nine months ended September 30, 2025, the Company incurred $1.6 million and $4.8 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and nine months ended September 30, 2024, the Company incurred $1.7 million and $5.2 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $1.4 million, and $4.1 million in incremental research and development costs during the three and nine months ended September 30, 2025, respectively, and incurred $2.0 million and $7.2 million in incremental research and development costs during the three and nine months ended September 30, 2024, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

During the three and nine months ended September 30, 2024, the Company recognized a $5.0 million and $43.0 million reduction to collaboration revenue, respectively, as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates. Excluding the changes in estimates, net loss per share – basic and net loss per share – diluted would each have been $0.05 for the three months ended September 30, 2024, and would have been $0.19 and $0.17, respectively, for the nine months ended September 30, 2024.

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$119,646	$88,886	$244,098	$252,016
Royalty revenue	820	540	2,187	2,019
Total collaborative arrangements revenue	$120,466	$89,426	$246,285	$254,035

The Company incurred an insignificant amount and $3.4 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and nine months ended September 30, 2025, respectively. The Company incurred $9.7 million and $29.3 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and nine months ended September 30, 2024, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.8 million and $2.2 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2025, respectively. The Company recognized $0.5 million and $2.0 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2024, respectively.

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

The Company recognized $0.9 million and $2.7 million of royalty revenue during the three and nine months ended September 30, 2025, respectively. The Company recognized $0.8 million and $2.3 million of royalty revenue during the three and nine months ended September 30, 2024, respectively.

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

The Company recognized $0.4 million and $1.2 million of royalty revenue during the three and nine months ended September 30, 2025, respectively. The Company recognized $0.4 million and $1.2 million of royalty revenue during the three and nine months ended September 30, 2024, respectively.

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

The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three and nine months ended September 30, 2025, respectively. The Company recognized an insignificant amount and $0.3 million of royalty revenue during the three and nine months ended September 30, 2024, respectively.

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

The Company recognized $0.2 million of revenue during the three months ended September 30, 2025 and a net reduction of revenue in the amount of $2.1 million during the nine months ended September 30, 2025 related to development activities. The Company recognized $0.6 million and $1.9 million of revenue related to development activities during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, current deferred revenue of $1.0 million and non-current deferred revenue of $5.5 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. As of December 31, 2024, current deferred revenue of $2.0 million and non-current deferred revenue of $1.8 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. Deferred revenue related to development activities is expected to be recognized over the course of the development activities, which are anticipated to be substantially complete by 2030.

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

During the third quarter of 2025, Ferring informed the Company of potential claims against VectivBio AG related to ownership of intellectual property, among other claims. On October 2, 2025, Ferring filed a complaint against VectivBio AG, for trade secret misappropriation and correction of patent inventorship and ownership in the U.S. District Court in the Eastern District of Texas. The Company believes the claims are without merit and intends to vigorously defend against the claims. In order to avoid the future cost, expense, and distraction of continued litigation, the Company has engaged in settlement negotiations with Ferring. The Company established an estimated litigation contingency reserve of $7.5 million, with the related charge recorded as selling, general, and administrative expense in the consolidated statements of income (loss).

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$87,132	$87,132	$—	$—
U.S. Treasury securities	11,372	—	11,372	—
Commercial paper	9,512	—	9,512	—
Total assets measured at fair value	$108,016	$87,132	$20,884	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$36,010	$36,010	$—	$—
U.S. Treasury securities	11,044	—	11,044	—
Commercial paper	7,928	—	7,928	—
Total assets measured at fair value	$54,982	$36,010	$18,972	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations at September 30, 2025 and December 31, 2024 are carried at amounts that approximate fair value due to their short-term maturities.

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

In June 2024, the Company repaid the aggregate principal amount of the 2024 Convertible Notes upon maturity (Note 8). The estimated fair value of the 2026 Convertible Notes was $178.2 million and $186.6 million as of September 30, 2025 and December 31, 2024, respectively.

Revolving Credit Agreement

Outstanding borrowings under the revolving credit facility (Note 8) are carried at amounts that approximate fair value based on their nature, terms, credit spreads, and variable interest rates, which are Level 3 inputs.

6. Leases

The Company’s lease portfolio for the three and nine months ended September 30, 2025 included: office leases for its current headquarters location and other locations, vehicle leases, and leases for computer and office equipment.

The Company’s headquarters office lease and vehicle leases require letters of credit totaling $1.2 million to secure the Company’s obligations under the lease agreements. The letters of credit are maintained under a subfacility of the revolving credit agreement (Note 8).

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$627	$627	$1,880	$1,880
Short-term lease cost	39	335	317	1,080
Total lease cost	$666	$962	$2,197	$2,960

Supplemental information related to leases for the periods reported is as follows:

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,385	$2,338
Weighted-average remaining lease term of operating leases (in years)	4.7	5.7
Weighted-average discount rate of operating leases	5.8%	5.8%

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

At lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. At September 30, 2025, the balances of the right-of-use asset and operating lease liability were $9.8 million and $13.7 million, respectively. At December 31, 2024, the balances of the right-of-use asset and operating lease liability were $11.0 million and $15.5 million, respectively.

Lease costs recorded during the three and nine months ended September 30, 2025 were $0.6 million and $1.9 million, respectively. Lease costs recorded during the three and nine months ended September 30, 2024 were $0.6 million and $1.9 million, respectively.

Future minimum lease payments under the Summer Street Lease as of September 30, 2025 are as follows (in thousands):

2025(1)	$804
2026	3,252
2027	3,317
2028	3,384
2029	3,451
2030	1,450
Total future minimum lease payments	15,658
Less: present value adjustment	(1,924)
Operating lease liabilities	13,734
Less: current portion of operating lease liabilities	(3,236)
Operating lease liabilities, net of current portion	$10,498
(1)	For the three months ending December 31, 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$10,625	$14,547
Accrued litigation contingency reserve	7,500	—
Accrued interest	5,412	4,771
Accrued restructuring liabilities	2,548	560
Deferred revenue	1,048	2,032
Accrued taxes	656	521
Other	6,831	4,418
Total accrued expenses and other current liabilities	$34,620	$26,849

As of September 30, 2025 and December 31, 2024, other accrued expenses were comprised primarily of $6.8 million and $4.3 million of uninvoiced vendor liabilities, respectively.

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

The Company accounts for convertible debt instruments as a single liability measured at amortized cost.

The Company’s outstanding balance for the 2026 Convertible Notes consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Principal:	$200,000	$200,000
Less: unamortized debt issuance costs	(494)	(1,012)
Net carrying amount	$199,506	$198,988

The outstanding balance of the 2026 Convertible Notes is classified as a current liability and non-current liability at September 30, 2025 and December 31, 2024, respectively.

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

The Company determined the expected life of 2026 Convertible Notes was equal to its approximately seven-year term. The effective annual interest rate of the 2026 Convertible Notes for the period from the date of issuance through September 30, 2025 was 1.9%. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to convertible senior notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Contractual interest expense	$750	$750	$2,250	$2,938
Amortization of debt issuance costs	173	170	518	948
Total interest expense	$923	$920	$2,768	$3,886

Future minimum payments under the 2026 Convertible Notes as of September 30, 2025, are as follows (in thousands):

2025(1)	$1,500
2026	201,500
Total future minimum payments	203,000
Less: amounts representing interest	(3,000)
Less: unamortized debt issuance costs	(494)
2026 Convertible Notes balance	$199,506
(1)	For the three months ending December 31, 2025.

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

Revolving Credit Facility

In May 2023, in connection with the VectivBio Acquisition, the Company entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent (in such capacity, the “Agent”), collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto (collectively, the “Lenders”). In September 2024, the Company, the Agent and the Lenders entered into the first amendment to the revolving credit agreement (as amended from time to time, the “Revolving Credit Agreement”) to, among other things, increase the borrowing capacity from $500.0 million to $550.0 million, extend the maturity date, and increase the Company’s permitted maximum consolidated secured net leverage ratio.

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement). The Company is required to maintain a maximum consolidated secured net leverage ratio of 3.50 to 1.00 until the end of the final quarter of 2025 (the “Initial Period”), (ii) 3.25 to 1.00 until the end of the first quarter of 2026 (the “Interim Period”) and (iii) 3.00 to 1.00 thereafter, and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to (i) 4.00 to 1.00 during the Initial Period, (ii) 3.75 to 1.00 during the Interim Period and (iii) 3.50 to 1.00 thereafter, in each case for up to four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of September 30, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.

 In connection with the initial execution of the Revolving Credit Agreement during the second quarter of 2023 and the amendment executed in the third quarter of 2024, the Company incurred $2.9 million and $2.2 million of debt issuance costs, respectively, which consisted primarily of lender fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $3.2 million and $3.9 million at September 30, 2025 and December 31, 2024, respectively.

The outstanding principal balance on the Revolving Credit Facility was $385.0 million as of September 30, 2025 and December 31, 2024.

The following table sets forth total interest expense recognized related to the Revolving Credit Agreement (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Contractual interest expense	$7,090	$8,308	$20,784	$19,905
Amortization of debt issuance costs	244	180	732	541
Other financing costs	177	13	576	38
Total interest expense	$7,511	$8,501	$22,092	$20,484

9. Commitments and Contingencies

Tax Matter

In September 2025, the Swiss Federal Tax Administration (“SFTA”) issued a tax assessment to VectivBio Holdings AG, which merged into Ironwood Pharmaceuticals GmbH, a wholly-owned subsidiary of the Company, in December 2023. The assessment relates to approximately CHF 2.6 million in value added tax associated with non-deductible expenses incurred in connection with the acquisition of VectivBio Holdings AG in 2023. The Company has submitted a response to the SFTA disputing the assessment and is currently awaiting further correspondence. While an unfavorable outcome is reasonably possible, the Company does not believe a loss is probable, and therefore no reserve has been recorded for this potential loss.

Legal Matter

For details regarding the Ferring legal matter, refer to Note 4, Collaboration, License and Other Agreements.

10. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors, and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Share-based compensation expense:
Research and development	$1,270	$1,714	$4,158	$5,760
Selling, general and administrative	2,342	6,615	9,170	19,524
Restructuring	—	—	99	—
Total share-based compensation expense included in operating expenses	3,612	8,329	13,427	25,284
Income tax expense (benefit)	(344)	(840)	2,565	(2,853)
Total share-based compensation expense, net of tax	$3,268	$7,489	$15,992	$22,431

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

During the three and nine months ended September 30, 2025, the Company recorded income tax expense of $27.9 million and $43.3 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded income tax expense of $13.7 million and $42.6 million, respectively. Due to the Company's ability to offset its pre-tax income against net operating losses, the majority of its tax provision is expected to represent a non-cash expense until its net operating losses have been fully utilized.

The Company continues to record a valuation allowance against certain deferred tax assets comprised primarily of net operating loss carryforwards in Switzerland, net operating loss carryforwards in certain U.S. states, and U.S. federal and state tax credits that are expected to expire prior to utilization. On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Upon enactment during the third quarter of 2025, the effects of the OBBBA were included in the income tax provision. While tax changes in the OBBBA do not have a material impact on the effective tax rate, the Company anticipates that certain tax provisions in the OBBBA will result in accelerated deductions of previously capitalized research and development expenses totaling $89.6 million. The Company will monitor future interpretations of the OBBBA as they develop and accordingly, the Company’s estimates may change.

12. Workforce Reductions and Restructuring

In June 2023, the Company commenced the elimination of certain positions in connection with the VectivBio Acquisition. The majority of the eliminations were substantially completed during the year ended December 31, 2023. During the three months ended September 30, 2025, the Company incurred no restructuring expenses. During the nine months ended September 30, 2025, the Company incurred $0.3 million of restructuring expenses. During the three and nine months ended September 30, 2024, the Company incurred an insignificant amount and $2.5 million of restructuring expenses, respectively. The restructuring expenses are comprised primarily of employee severance, benefits, and related costs.

In January 2025, following an analysis of its strategy and core business needs, and in an effort to streamline focus and support the continued development of the Company’s pipeline, the Company commenced a reduction in the Company’s workforce of approximately 50%, primarily consisting of field-based sales employees. The reduction in workforce was substantially completed during the first quarter of 2025. During the three and nine months ended September 30, 2025, the Company reduced restructuring expenses by $0.4 million and incurred $17.6 million of restructuring expenses, respectively, primarily comprised of severance, benefits, and related costs.

In August 2025, the Company eliminated certain positions supporting apraglutide commercialization efforts, in consideration of delays in development timelines. The reduction in workforce was comprised of 10 positions and was completed during the third quarter of 2025. During the three and nine months ended September 30, 2025, the Company recognized $2.6 million of restructuring expenses, primarily comprised of severance, benefits, and related costs.

S13. Segment Reporting

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

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, or GC-C agonists, and is indicated for the treatment of irritable bowel syndrome with constipation, or IBS-C, in adults and pediatric patients 7 years of age and older, chronic idiopathic constipation, or CIC, in adults, and functional constipation, or FC, in pediatric patients ages 6-17 years-old. LINZESS is also available for the treatment of adults with IBS-C or CIC in Mexico, adults with IBS-C or chronic constipation in Japan, and adults with IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® for the treatment of adults with IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adults with IBS-C in certain European countries.

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

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as to the research and development of apraglutide and our other product candidates. For the three and nine months ended September 30, 2025, we recorded net income of $40.1 million and $26.3 million, respectively. For the three and nine months ended September 30, 2024, we recorded net income of $3.6 million and a net loss of $1.4 million, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $1.7 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to generate and maintain positive cash flows.

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

Linaclotide. Our commercial product, LINZESS, is commercially available in the U.S. for the treatment of IBS-C in adults and pediatric patients 7 years of age and older, CIC in adults, and FC in pediatric patients ages 6-17 years-old. Linaclotide is also available to adults suffering from IBS-C or CIC in certain countries of the world, including China, Japan, and in a number of European countries.

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

In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. In June 2023, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients ages 6-17 years-old with FC, making LINZESS the first and only FDA-approved prescription therapy for FC in this patient population. In November 2025, U.S. FDA approved LINZESS for pediatric patients 7 years of age and older with IBS-C. Additional clinical pediatric programs in IBS-C and FC are ongoing.

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

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2025 and 2024, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Linaclotide(1)	$3,918	$4,313	$11,314	$13,760
Apraglutide	17,801	20,382	54,042	56,485
IW-3300	29	3,421	4,356	10,306
CNP-104	—	619	75	4,119
Early research and development(2)	720	1,092	3,486	1,360
Total research and development expenses	$22,468	$29,827	$73,273	$86,030
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes $4.8 million reduction to research and development expense recognized in the first quarter of 2024 in connection with the settlement of a license-related contract liability.

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

Restructuring Expenses. Restructuring expenses pertain to a workforce reduction initiative in connection with the VectivBio Acquisition, as well as workforce reductions in January 2025 consisting primarily of field-based sales employees and August 2025 consisting of certain positions supporting apraglutide commercialization efforts. The workforce reduction and restructuring initiatives are more fully described in Note 12, Workforce Reductions and Restructuring.

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

During the three and nine months ended September 30, 2025, there were no material changes to our critical accounting policies as reported in our 2024 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$122,060	$91,592	$248,442	$260,865
Total revenues	122,060	91,592	248,442	260,865
Costs and expenses:
Research and development	22,468	29,827	73,273	86,030
Selling, general and administrative	21,908	36,113	62,963	110,682
Restructuring, net	2,200	16	20,509	2,520
Total costs and expenses	46,576	65,956	156,745	199,232
Income from operations	75,484	25,636	91,697	61,633
Other income (expense):
Interest expense and other financing costs	(8,434)	(9,419)	(24,860)	(24,120)
Interest and investment income	930	1,152	2,617	3,690
Other	40	—	116	—
Other income (expense), net	(7,464)	(8,267)	(22,127)	(20,430)
Income before income taxes	68,020	17,369	69,570	41,203
Income tax expense	(27,940)	(13,723)	(43,277)	(42,579)
Net income (loss)	$40,080	$3,646	$26,293	$(1,376)

Three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$

	(in thousands)			(in thousands)
Revenues:
Collaborative arrangements revenue	$122,060	$91,592	$30,468	$248,442	$260,865	$(12,423)
Total revenues	$122,060	$91,592	$30,468	$248,442	$260,865	$(12,423)

Collaborative arrangements revenue. The increase in collaborative arrangements revenue of $30.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily related to a $30.8 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven by increased net price and increased prescription demand.

The decrease in collaborative arrangements revenue of $12.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily related to a $7.9 million decrease in our share of net profits from the sale of LINZESS in the U.S, resulting from decreased net price, partially offset by increased prescription demand. Additionally, the decrease in collaborative arrangements revenue was driven by a $4.0 million decrease in revenue recognized from the Company’s collaboration arrangement with Asahi Kasei Pharma Corporation. This decrease was largely driven by an adjustment during the second quarter of 2025 to reduce cumulative collaborative arrangements revenue by $2.9 million due to an increase in estimated development costs in connection with the confirmatory Phase III trial needed to seek U.S. FDA approval for apraglutide.

Costs and Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$

	(in thousands)			(in thousands)
Costs and expenses:
Research and development	$22,468	$29,827	$(7,359)	$73,273	$86,030	$(12,757)
Selling, general and administrative	21,908	36,113	(14,205)	62,963	110,682	(47,719)
Restructuring, net	2,200	16	2,184	20,509	2,520	17,989
Total costs and expenses	$46,576	$65,956	$(19,380)	$156,745	$199,232	$(42,487)

Research and development. The decrease in research and development expenses of $7.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily related to a $3.7 million decrease in apraglutide costs and a $2.7 million decrease in costs associated with the IW-3300 development program.

The decrease in research and development expenses of $12.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily related to a $7.7 million decrease in external apraglutide costs, a $3.8 million decrease in costs associated with the IW-3300 development program, a $2.6 million decrease in costs associated with the COUR Collaboration Agreement, and a $2.0 million decrease in external linaclotide costs, partially offset by a $4.8 million reduction to research and development expense recognized during the first quarter of 2024 in connection with the settlement of a license-related contract liability.

Selling, general and administrative. Selling, general and administrative expenses decreased by $14.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a $15.1 million decrease in compensation, benefits, and other employee-related expenses and a $3.3 million decrease in sales and marketing expenses, both resulting from the restructuring initiatives during 2025, as well as a decrease of $1.8 million in professional services expenses. The decrease was partially offset by a $7.5 million legal contingency accrual recognized during the third quarter of 2025 (Note 4).

The decrease in selling, general and administrative expenses of $47.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily related to a $36.9 million decrease in compensation, benefits, and other employee-related expenses and a $10.8 million decrease in sales and marketing expenses, both resulting from the restructuring initiatives during 2025, as well as a decrease of $3.4 million in professional services expenses. The decrease was partially offset by a $7.5 million legal contingency accrual recognized during the third quarter of 2025 (Note 4).

Restructuring expenses. The increase in restructuring expense of $2.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily related to the workforce reduction in August 2025, net of $0.4 million in adjustments related to the workforce reduction in January 2025.

The increase in restructuring expense of $18.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily due to the workforce reduction in January 2025.

Workforce reduction and restructuring initiatives are more fully described in Note 12, Workforce Reductions and Restructuring.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$

	(in thousands)			(in thousands)
Other income (expense):
Interest expense and other financing costs	$(8,434)	$(9,419)	$985	$(24,860)	$(24,120)	$(740)
Interest and investment income	930	1,152	(222)	2,617	3,690	(1,073)
Other	40	—	40	116	—	116
Total other income (expense), net	$(7,464)	$(8,267)	$803	$(22,127)	$(20,430)	$(1,697)

Interest expense and other financing costs. Interest expense decreased by $1.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a lower outstanding principal balance on the Revolving Credit Facility throughout the period.

Interest expense increased by $0.7 million for nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase of $1.4 million in interest on the Revolving Credit Facility resulting from a higher outstanding principal balance throughout the period, partially offset by a $1.1 million decrease in coupon interest expense associated with the 2024 Convertible Notes, which were fully repaid upon maturity in June 2024.

Interest and investment income. Interest and investment income decreased by $0.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to a decrease in cash and cash equivalents balances and a decrease in interest rates.

Interest and investment income decreased by $1.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a decrease in cash and cash equivalents balances and a decrease in interest rates.

Other. During the three and nine months ended September 30, 2025, we recorded a gain of an insignificant amount for pension-related activities.

Income taxes. For the three and nine months ended September 30, 2025, we recorded income tax expense of $27.9 million and $43.3 million, respectively. For the three and nine months ended September 30, 2024, we recorded income tax expense of $13.7 million and $42.6 million, respectively. Due to our ability to utilize our net operating losses to offset federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense until our net operating losses have been fully utilized.

Liquidity and Capital Resources

As of September 30, 2025, we had $140.4 million of cash and cash equivalents. Our cash equivalents include amounts held in money market funds, U.S. Treasury securities and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

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

Sources of Liquidity

We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of September 30, 2025, our debt is comprised of $200.0 million aggregate principal amount of convertible notes, due in June 2026, and $385.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 to partially finance the VectivBio Acquisition. The Revolving Credit Facility provides for $550.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 8, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net cash provided by (used in):
Operating activities	$47,583	$9,885	$52,469	$88,335
Investing activities	(2)	(16)	(35)	(142)
Financing activities	—	(27,156)	94	(92,083)
Effect of exchange rate changes on cash and cash equivalents	(26)	(26)	(680)	(53)
Net increase (decrease) in cash and cash equivalents	$47,555	$(17,313)	$51,848	$(3,943)

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income (loss) for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations.

Net cash inflows for the three months ended September 30, 2025 totaled $47.6 million and net cash inflows for the nine months ended September 30, 2025 totaled $52.5 million, and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S. Net cash inflows for the three and nine months ended September 30, 2024 totaled $9.9 million and $88.3 million, respectively, and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the three and nine months ended September 30, 2025 was insignificant and pertained to the purchase of property and equipment. Cash used in investing activities for the three and nine months ended September 30, 2024 was insignificant and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was insignificant and was generated from employee stock purchases.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and invest in building our pipeline through internal or external opportunities. We believe that our cash and cash equivalents on hand as of September 30, 2025, our expected cash inflows from operations, and our borrowing capacity on our Revolving Credit Facility will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements. We have short-term and long-term debt obligations, including convertible notes that mature on June 15, 2026, which are disclosed in Note 8, Debt, to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. There is no assurance we will have sufficient liquidity to meet our debt obligations when they become due.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our 2024 Annual Report on Form 10-K and Note 2, Summary of Significant Accounting Policies, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and nine months ended September 30, 2025 that had a material effect on our condensed consolidated financial statements included in this report.

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

Foreign Currency Risk

We are also exposed to risks related to changes in foreign currency exchange rates relating to our foreign operations. The functional currency of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies. We are also exposed to unfavorable fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We do not currently hedge our foreign currency exchange rate risk. A hypothetical 10% increase or decrease in current foreign exchange rates would have impacted our net income for the nine months ended September 30, 2025 by approximately $7.2 million.

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

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that those material weaknesses previously identified in “Part II, Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024 were still present as of September 30, 2025. Because our efforts to remediate the material weaknesses in our internal control over financial reporting are still underway and we have not had a sufficient period of time to test the operating effectiveness of our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025.

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

Management is committed to the remediation of the material weaknesses referenced above and has progressed on the remediation plans described in “Part II, Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024. Several actions have been taken through September 30, 2025, including engaging a third-party specialist to assess and strengthen our design and operating effectiveness of our information technology

(IT) general controls and IT application controls, implementing system approval and monitoring controls to mitigate segregation of duties risks within certain financial processes, and hiring and engaging incremental personnel with appropriate expertise in accounting, financial reporting and internal controls commensurate with the type, volume and complexity of our operations, among other remediation actions.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts described above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Apraglutide

On October 2, 2025, Ferring International Center S.A., or Ferring, filed a complaint against our wholly-owned subsidiary, VectivBio AG, for trade secret misappropriation and correction of patent inventorship and ownership in the U.S. District Court in the Eastern District of Texas (Case No. 2:25-cv-01001-RWS-RSP), alleging that VectivBio AG misappropriated Ferring’s technology for its own benefit and improperly filed patent applications claiming that technology without reference to Ferring’s inventorship and ownership interests. Ferring is seeking monetary damages, a declaratory order regarding ownership of certain intellectual property Ferring purports to own, an injunction ordering the transfer or control of such intellectual property, a constructive trust, and certain exemplary damages and costs. We dispute the claims raised in the complaint and intend to vigorously defend our intellectual property rights.

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

Item 5. Other Information

During the quarter ended September 30, 2025, no directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Ironwood Pharmaceuticals, Inc.

Date: November 10, 2025	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ RONALD SILVER
Ronald Silver
Senior Vice President, Corporate Controller & Chief Accounting Officer
(Principal Accounting Officer)