Form 10-K
period 2025-12-31
IRONWOOD PHARMACEUTICALS INC
filed 2026-02-26
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2025: $102,692,312

As of January 31, 2026, there were 163,058,316 shares of Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement to be filed for our 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about:

●	the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom;
●	the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.;
●	the commercialization of CONSTELLA® in Europe and LINZESS in Japan and China, as well as our expectations regarding revenue generated from our partners;
●	the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates, such as apraglutide, by us and our partners worldwide;
●	our plan to initiate a confirmatory Phase III clinical trial of apraglutide for the treatment of short bowel syndrome with intestinal failure and the timing and key design elements thereof;
●	our ability and the ability of our partners to secure and maintain adequate reimbursement for our products, including the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing;
●	our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale;
●	our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, such as apraglutide, including our post-approval development and regulatory requirements;
●	the ability of apraglutide and our other product candidates to meet existing or future regulatory standards;
●	the safety profile and related adverse events of our products and our product candidates;
●	the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor;
●	our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof;
●	our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestones and other payments under such agreements;

●	our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical studies and clinical trials;
●	our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting;
●	our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the capped call transactions described herein;
●	asset impairments, and the drivers thereof, and purchase commitments;
●	trends and challenges in our potential markets;
●	the outcome of pending, threatened or future legal proceedings;
●	our ability to attract, motivate and retain key personnel; and
●	other factors discussed elsewhere in this Annual Report on Form 10-K.

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

Summary of Risks Associated with our Business

Our business is subject to a number of risks, which are discussed more fully under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks include the following:

●	We are highly dependent on the commercial success of LINZESS® (linaclotide) in the United States, or the U.S., for the foreseeable future.
●	We are subject to uncertainty relating to pricing and reimbursement policies in the U.S., including recent and future healthcare reform measures, which, if not favorable for our products, could hinder or prevent our products’ commercial success.
●	Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success.
●	We cannot give any assurance that apraglutide will receive regulatory approval, which is necessary before it can be commercialized.
●	The regulatory approval processes in the U.S., in the E.U. and in other foreign jurisdictions are onerous, lengthy, time consuming, expensive and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for apraglutide or our other product candidates, our business will be harmed.

●	Our failure to successfully develop and commercialize additional product candidates or approved products would impair our ability to grow and/or adversely affect our business.
●	Delays in the completion of clinical testing of any of our products or product candidates could result in increased costs and could delay or limit our ability to generate revenues.
●	We must work effectively and collaboratively with AbbVie Inc. (together with its affiliates) to market and sell LINZESS in the U.S., and must adapt our commercial model and market strategy to the evolving landscape for LINZESS to achieve its maximum commercial potential.

●	We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat.

●	Our products or product candidates may cause undesirable side effects or have other properties that could delay or prevent their development, create unpredictable clinical trial results, impact their regulatory approval or limit their commercial potential.

●	Even though LINZESS is approved by the U.S. Food and Drug Administration for use in adult and certain pediatric patients, post-approval development and regulatory requirements still remain, which may present additional challenges.

●	We may be unable to maintain the benefits associated with orphan drug designation, including market exclusivity, which may harm our business.

●	If we are unable to successfully partner with other companies to develop and commercialize products and/or product candidates, our ability to grow would be impaired and our business would be adversely affected.

●	We may need additional funding and may be unable to raise capital when needed, which could cause us to delay, reduce or eliminate our corporate or product development or commercialization efforts.

●	Our indebtedness could adversely affect our financial condition or restrict our future operations.

●	Our quarterly and annual operating results may fluctuate significantly.
●	Limitations on our ability to obtain patent protection and/or the patent rights relating to our products and our product candidates may limit our ability to prevent third parties from competing against us.
●	Pending, threatened or future legal actions may lead to costs, reputational harm, or adverse outcomes that could materially affect our business.

NOTE REGARDING TRADEMARKS

LINZESS® and CONSTELLA® are trademarks of Ironwood Pharmaceuticals, Inc. Any other trademarks referred to in this Annual Report on Form 10-K are the property of their respective owners. All rights reserved.

PART I

Item 1.    Business

Our Company

We are a biotechnology company developing and commercializing life-changing therapies for people living with gastrointestinal, or GI, and rare diseases. We are focused on the development and commercialization of innovative product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI and rare diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, or GC-C agonists, and is indicated for the treatment, in the U.S., of irritable bowel syndrome with constipation, or IBS-C, in adults and pediatric patients 7 years of age and older, chronic idiopathic constipation, or CIC, in adults, and functional constipation, or FC, in pediatric patients ages 6-17 years-old. LINZESS is also available for the treatment of adults with IBS-C or CIC in Mexico, adults with IBS-C or chronic constipation in Japan, and adults with IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® for the treatment of adults with IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adults with IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with our partner, AbbVie Inc. (together with its affiliates), or AbbVie, in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca AB (together with its affiliates), or AstraZeneca, in China (including Hong Kong and Macau) and Astellas Pharma Inc., or Astellas, in Japan.

Through our acquisition of VectivBio Holding AG, or VectivBio, in June 2023, or the VectivBio Acquisition, we are advancing apraglutide, a next-generation, synthetic long-acting peptide analog of glucagon-like peptide-2, or GLP-2, for short bowel syndrome, or SBS, patients who are dependent on parenteral support, or PS. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with short bowel syndrome with intestinal failure, or SBS-IF. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III clinical trial is needed to seek approval of a new drug application or NDA, for apraglutide for patients with SBS-IF who are dependent on PS. In the fourth quarter of 2025, we met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. Site initiations are expected to begin in the second quarter of 2026.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as other research and development programs, including apraglutide.

Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.

Performance Against 2025 Core Priorities

In 2025, our GI and rare diseases-focused strategy, building on our commercial success and GI development capabilities, continued to focus on three core priorities: maximizing LINZESS, advancing apraglutide, and delivering sustained profits and cash flow.

Maximizing LINZESS

●	We recognized $289.3 million in collaborative arrangements revenue related to sales of LINZESS in the U.S. during the year ended December 31, 2025, a decrease of $51.1 million compared to the year ended

December 31, 2024. The decrease was driven by net price and inventory channel fluctuations, partially offset by increased prescription demand.

Advancing Apraglutide

●	In April 2025, we announced that, in preparation for the NDA submission to the U.S. FDA for apraglutide, pharmacokinetic analysis indicated that the exposure and dose delivered in the STARS Phase III clinical trial were lower than planned due to dose preparation and administration. Based on discussions with the U.S. FDA, it became clear that a confirmatory Phase III clinical trial of apraglutide is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS. In the fourth quarter of 2025, we met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. We plan to initiate the STARS-2 clincial trial in the second quarter of 2026.

Delivering sustained profits and cash flow

●	We generated $127.0 million in cash from operations during the year ended December 31, 2025, ending the year with $215.5 million in cash and cash equivalents.

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

Linaclotide—U.S. In August 2012, the U.S. FDA approved LINZESS as a once daily treatment for adults suffering from IBS-C (290 mcg dose) or CIC (145 mcg dose). We and AbbVie began commercializing LINZESS in the U.S. in December 2012. In January 2017, the U.S. FDA approved a 72 mcg dose of linaclotide for the treatment of adults with CIC in the U.S.

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

In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. In June 2023, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients ages 6-17 years-old with FC, making LINZESS the first and only U.S. FDA-approved prescription therapy for FC in this patient population. On October 15, 2025, the U.S. FDA granted us a pediatric exclusivity for studies conducted on linaclotide, and in November 2025, approved LINZESS for pediatric patients 7 years of age and older with IBS-C. Additional clinical pediatric programs in FC are ongoing.

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

Apraglutide for SBS-IF

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

In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with SBS-IF. We are also conducting an open-label extension study, STARS Extend, to further assess safety of apraglutide in adult patients with SBS-IF. In preparation for an NDA submission for apraglutide, pharmacokinetic analysis indicated that the exposure and dose delivered in the STARS Phase III clinical trial of apraglutide were lower than planned due to dose preparation and administration. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III clinical trial is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS. In the fourth quarter of 2025, we met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. STARS-2 is expected to be a 24-week global, randomized, double-blind, placebo-controlled trial. The clinical trial will consist of a primary endpoint measuring relative change from baseline in actual weekly PS volume, as well as additional key secondary endpoints. Site initiations are expected to begin in the second quarter of 2026.

IW-3300

 We were developing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as interstitial cystitis and bladder pain syndrome, or IC/BPS. In April 2025, based on analysis of the Phase II data, we decided to cease developing IW-3300 for IC/BPS.

Collaborations and Partnerships

As part of our GI and rare disease focus, we have development and commercial capabilities that we plan to leverage as we seek to bring medicines to patients. We intend to play an active role in the development and commercialization of our products in the U.S., either independently or with partners that have strong capabilities. We also intend to establish strong global brands by out-licensing development and commercialization rights to our products in other key territories to high-performing partners. We plan to seek collaborations that increase the value of our products by providing meaningful economics and incentives for us and any potential partner.

We have pursued a partnering strategy for commercializing linaclotide that has allowed us to focus our commercialization efforts in the U.S. and enabled partners with strong global capabilities to commercialize linaclotide in territories outside of the U.S.

The following chart shows our revenue for the U.S. and the rest of the world as a percentage of our total revenue for each of the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
U.S.	97.7%	97.1%
Rest of world	2.3%	2.9%
	100.0%	100.0%

Revenue attributable to our linaclotide partnerships comprised substantially all of our revenue for each of the years indicated. Further, we currently derive a significant portion of our revenue from our LINZESS collaboration with AbbVie for the U.S. and believe that the revenues from this collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Our revenue from our LINZESS collaboration with AbbVie for the U.S. is highly dependent on the responsiveness of patients to fill prescriptions and other factors such as retail chain and wholesaler buying patterns, pricing and reimbursement and inventory channel levels. On November 25, 2025, the U.S. Department of Health and Human Services, or HHS, released the Maximum Fair Price, or MFP, for LINZESS, which was selected in the most recent round of government price setting as part of the Inflation Reduction Act of 2022. The MFP for a 30-day equivalent supply of LINZESS, which will become the new Medicare net price as of January 1, 2027, is set to $136. The revised MFP for LINZESS was in line with our expectations. Also, effective January 1, 2026, we and our partner, AbbVie, lowered the LINZESS list price in response to evolving health care dynamics and to support ongoing patient access. Our collaborative arrangements revenue may continue to fluctuate as a result of the timing and amount of sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval, as well as clinical and commercial milestones received and recognized under our strategic partnerships outside of the U.S.

Collaboration Agreement for North America with AbbVie

In September 2007, we entered into a collaboration agreement with AbbVie to develop and commercialize linaclotide for the treatment of IBS-C, CIC and other GI conditions in North America. Under the terms of this collaboration agreement, we received an upfront licensing fee, equity investment, and development and regulatory milestones, and we share equally with AbbVie all development costs as well as net profits or losses from the development and sale of linaclotide in the U.S. In addition, we receive royalties in the mid-teens percent based on net sales in Canada and Mexico. AbbVie is solely responsible for the further development, regulatory approval and commercialization of linaclotide in those countries and funding any costs.

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

Our Strategy

Our strategy is focused on three core priorities: maximizing LINZESS, advancing apraglutide, and delivering sustained profits and cash flow.

Key elements of our strategy include:

Maximizing LINZESS

●	Leveraging our U.S.-focused commercial capabilities with our partner, AbbVie, to expand the commercial potential of LINZESS.
●	Exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in additional indications, populations, and formulations.
●	Collaborating with global partners who share our vision, values, culture, and processes to develop and commercialize linaclotide outside the U.S.

Advancing Apraglutide

●	Advancing apraglutide for the potential treatment of SBS-IF.

Delivering sustained profits and cash flows

●	Executing our strategy by delivering sustainable profits and cash flows.

●	Applying a thoughtful and disciplined capital allocation strategy to deliver value for our shareholders over the long-term.

Competition

Linaclotide competes globally with certain branded and generic prescription therapies and over-the-counter, or OTC, products for the treatment of IBS-C and CIC, or their associated symptoms.

OTC laxatives make up the majority of the treatments in the U.S. for IBS-C and CIC, according to our research. LINZESS is the number one prescribed branded treatment in the U.S. for adults with IBS-C and CIC, according to 2025 data from IQVIA Inc. National Prescription Audit.

Until the launch of LINZESS, the only available branded prescription therapy for IBS-C and CIC in the U.S. was AMITIZA® (lubiprostone), which is approved for the treatments of CIC, IBS-C and opioid induced constipation. Takeda Pharmaceuticals Limited, or Takeda’s AMITIZA is approved for commercialization in the U.S. and in certain European countries, including the United Kingdom and Switzerland by Sucampo AG, for the treatment of adults with CIC, and for the treatment of chronic constipation in Japan by Mylan N.V. Authorized generic versions of AMITIZA have been available in the U.S. since January 2021. TRULANCE® (plecanatide) was approved in the U.S. for the treatment of adults with IBS-C and CIC and is being commercialized in the U.S. by Bausch Health Companies, or Bausch. Shire plc obtained approval of MOTEGRITY™ (prucalopride) in the U.S. for the treatment of CIC in adults, and generic versions have been available in the U.S. since January 2025. Ardelyx, Inc.’s, or Ardelyx, IBSRELA™ (tenapanor), is approved by the U.S. FDA for the treatment for IBS-C in adults, and Vibrant Gastro Inc’s. Vibrant, a drug-free capsule, is approved by the U.S. FDA for the treatment of CIC in adults who have not experienced relief of their bowel symptoms by using laxative therapies at the recommended dosage for at least one month. OTC laxatives such as MiraLAX® and DULCOLAX®, and lactulose, a prescription laxative treatment, are also available for the treatment of constipation.

In addition, any product candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future. For example, for apraglutide, we compete with companies that are commercializing or developing drugs for SBS, such as Takeda, which currently distributes the GLP-2 analog teduglutide, marketed as GATTEX® (teduglutide) in the U.S. and REVESTIVE® (teduglutide for injection) in Europe, and Zealand Pharma A/S, or Zealand, which is developing glepaglutide, a long-acting GLP-2 analog, for the potential treatment of SBS for patients who are dependent on PS and initiated an additional Phase III clinical trial in the first quarter of 2026. Hanmi Pharmaceutical is also developing a GLP-2 analog, to be administered once a month, and which is being evaluated in a Phase II clinical trial. Products with other mechanisms of action may emerge as future competition.

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

Apraglutide

We do not currently own or operate manufacturing facilities for the production of clinical or, if approved, commercial quantities of apraglutide. We design and develop the manufacturing process for apraglutide together with contract development and manufacturing organizations, or CDMOs. We utilize these CDMOs to manufacture apraglutide for human use. Although we intend to rely on third-party CDMOs to produce apraglutide, we have personnel with experience managing third-party CDMOs producing apraglutide in clinical or commercial quantities.

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

We and/or our partners have core commercial capabilities in place, including marketing, patient engagement and key sales support roles.

We are also coordinating efforts with our linaclotide partners to launch and maintain an integrated, global linaclotide brand. By leveraging the knowledge base and expertise of our experienced commercial team and the insights of each of our linaclotide commercialization partners, we continually improve our collective marketing strategies.

We continue to plan for a potential commercial launch of apraglutide, if successfully developed and approved, in the U.S. and with partners in territories outside the U.S. For example, we granted AKP an exclusive license to sublicense, develop, commercialize and exploit products derived from apraglutide in Japan. We are considering potential partnerships in other territories outside the U.S.

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

Linaclotide Patent Portfolio

After the recent expiration of a number of patents in our linaclotide patent portfolio, our linaclotide patent portfolio is currently composed of 11 patents in the U.S., including 7 U.S. patents listed in the U.S. FDA publication,

Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, four granted European patents, most of which have been validated in available European countries, ten granted Japanese patents, a granted Chinese patent, 46 issued patents in other foreign jurisdictions, and numerous pending U.S., foreign and Patent Cooperation Treaty, or PCT, patent applications. We and our partners own, either jointly or individually, all of the issued patents and pending applications.

The issued, unexpired U.S. patents, which will expire between 2026 and 2033, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof, methods of using linaclotide to treat GI disorders, and room temperature stable formulations of linaclotide and methods of use thereof. Linaclotide, the active ingredient in the 72 mcg, 145 mcg and 290 mcg LINZESS doses, is covered by a composition of matter patent in the U.S., which recently received pediatric exclusivity, and now expires in 2027. In addition, the commercial formulations of the 72 mcg, 145 mcg and 290 mcg LINZESS doses are covered by patents in the U.S. that expire in the early 2030s. The granted, unexpired European patents, which will expire between 2027 and 2031, some of which have received patent term extension, contain claims directed to the linaclotide molecule, pharmaceutical compositions thereof, uses of linaclotide to prepare medicaments for treating GI disorders, and room temperature stable formulations of linaclotide and their use in treating IBS-C and chronic constipation. The granted, unexpired Chinese patent, which will expire in 2029, the granted Japanese patents, which will expire between 2026 and 2036, some of which are subject to granted and potential patent term extension, and the granted patents in other foreign jurisdictions, which will expire between 2026 and 2031, some of which may be subject to potential patent term extension, contain claims directed to the linaclotide molecule, pharmaceutical compositions of linaclotide for use in treating GI disorders, and room temperature stable formulations of linaclotide.

We have pending patent applications in certain countries worldwide that, if issued, will expire between 2029 and 2045 and which include claims covering the linaclotide molecule, methods of using linaclotide to treat GI disorders, the current commercial formulations of linaclotide and uses thereof to treat GI disorders and delayed release and other potential formulations of linaclotide.

The patent term of a patent that covers a U.S. FDA approved drug is also eligible for patent term extension, which permits patent term extension as compensation for some of the patent term lost during the U.S. FDA regulatory review process. The Hatch Waxman Act permits a patent term extension of a single patent applicable to an approved drug for up to five years beyond the expiration of the patent, but the extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the U.S. FDA. The United States Patent and Trademark Office has issued a Certificate of Patent Term Extension for U.S. Patent 7,304,036, which covers linaclotide and methods of use thereof. As a result, the patent term of this patent was extended to August 30, 2026, 14 years from the date of linaclotide’s approval by the U.S. FDA. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. We have received patent term extensions in Japan for several of our linaclotide patents. We have also received patent term extensions, called supplementary protection certificates, for certain linaclotide patents from several national patent offices in Europe. In addition, in October 2025, the U.S. FDA granted us a pediatric exclusivity for studies conducted on linaclotide, which extended the patent term of U.S. Patent 7,304,036 by six months to February 28, 2027, as well as extending the patent term of the remaining Orange Book listed patent by six months.

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

Apraglutide Patent Portfolio

Our apraglutide patent portfolio includes a patent family which we exclusively license that is composed of one issued U.S. patent and 58 foreign patents. This patent family contains composition-of-matter claims covering apraglutide and methods of treatment using apraglutide. The patents in this patent family that we exclusively license outside of the

U.S. are issued in Europe, Japan, China, Australia, Canada, as well as other jurisdictions. The issued European patent is validated and issued in 37 countries, including Germany, the United Kingdom, France, Italy and Spain. Not accounting for any patent term adjustment, regulatory patent term extensions or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, the patents in this patent family are expected to expire in 2030.

Our apraglutide portfolio also includes five wholly owned patent families. The first patent family includes two granted U.S. patent and five pending U.S. non-provisional patent applications, as well as 2 granted patents and 16 pending foreign patent applications related to apraglutide. One of the granted U.S. patents in this patent family claims a method of treating SBS at certain doses of apraglutide, and the other claims a liquid formulation of apraglutide for injection. The pending U.S. and foreign patent applications contain composition-of-matter claims to ultrapure compositions of apraglutide, methods of manufacturing apraglutide, and methods of treatment using apraglutide. Not accounting for any patent term adjustment, regulatory patent term extensions or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, the U.S. patent, as well as patents granted from the pending U.S and foreign patent applications, would be expected to expire in 2041.

The second patent family which we wholly own includes one granted European patent which has been validated in Germany, the United Kingdom, France, Italy and Spain, one pending U.S. non-provisional patent applications and 13 pending foreign patent applications related to methods of treating acute Graft versus Host Disease, or aGvHD, using apraglutide. Not accounting for any patent term adjustment, regulatory patent term extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, the granted European patent and any U.S. and foreign patents granted from the pending patent applications would be expected to expire in 2042.

We also have two additional patent families related to methods of treating SBS using apraglutide and one patent family related to methods of treating aGvHD with a combination of apraglutide and ruxolitinib. If granted, these patent applications will expire in 2045.

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

No company may market a new drug in the U.S. until it has submitted an NDA to the U.S. FDA, and the U.S. FDA has approved it. The steps required before the U.S. FDA may approve an NDA generally include:

●	conducting non-clinical laboratory tests and other studies in compliance with U.S. FDA’s good laboratory practice, or GLP, requirements;
●	design of a clinical protocol and submission to the U.S. FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trial may begin;

●	approval by an institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	development, manufacture and testing of active pharmaceutical product and dosage forms suitable for human use in compliance with current GMP;
●	conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the product for its specific intended use(s), in accordance with good clinical practices, or GCP;
●	preparation and submission to the U.S. FDA of an NDA;
●	review of the NDA by a U.S. FDA advisory committee, where applicable;
●	satisfactory completion of one or more U.S. FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current GMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any U.S. FDA inspections of non-clinical and clinical trial sites to assure compliance with GLP and GCP requirements;
●	payment of user fees pursuant to the Prescription Drug User Fee Act, or PDUFA, and securing U.S. FDA approval of the NDA to allow marketing of the new drug product; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies required by the U.S. FDA.

Non-clinical tests include laboratory evaluation of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the non-clinical tests must comply with federal regulations and requirements including GLP. With passage of the U.S. FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in the FDCA that required animal testing in support of an NDA. In April 2025, the U.S. FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies, such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays. We must submit the results of the non-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the U.S. FDA as part of an IND, which must become effective before we may commence human clinical trials in the U.S.

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

●	evaluate preliminarily the efficacy of the drug for specific, targeted conditions;
●	determine dosage tolerance and appropriate dosage as well as other important information about how to design larger Phase III clinical trials; and
●	identify possible adverse effects and safety risks.

Phase III clinical trials further evaluate clinical efficacy and test for safety within an expanded patient population. The conduct of clinical trials is subject to extensive regulation, including compliance with GCP regulations and guidance, and regulations designed to protect the rights and safety of subjects involved in investigations.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the U.S. FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the U.S. FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk to humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The U.S. FDA will typically inspect one or more clinical sites to assure compliance with GCPs, and the integrity of the clinical data submitted. In December 2025, the U.S. FDA released final guidance outlining its processes and practices applicable to bioresearch monitoring inspections.

The U.S. FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with U.S. FDA requirements or presents an unacceptable risk to the clinical trial patients. We may also suspend clinical trials at any time on various grounds.

Sponsors of clinical trials of certain U.S. FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public registry maintained by the National Institutes of Health. The failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties, injunctions and/or criminal prosecution or disqualification from federal grants. Although the U.S. FDA has historically not enforced these reporting requirements, the U.S. FDA has issued several notices of non-compliance to manufacturers since April 2021. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day of the violation.

The results of the non-clinical studies and clinical trials, together with other detailed information, including the manufacture and composition of the product candidate, are submitted to the U.S. FDA in the form of an NDA requesting approval to market the drug. The U.S. FDA approval of the NDA is required before marketing of the product may begin in the U.S. If the NDA contains all pertinent information and data, the U.S. FDA will “file” the application and begin review. In the event it does not, the U.S. FDA will issue a “refuse-to-file” determination and request additional information before filing the NDA. U.S. FDA reviews an NDA pursuant to certain timelines and goals established by the PDUFA. The review process, however, may be extended by U.S. FDA requests for additional information, non-clinical or clinical studies, clarification regarding information already provided in the submission, or submission of a REMS.

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

The U.S. FDA may refuse to approve an NDA if applicable regulatory criteria are not satisfied or may require additional testing or information. If the U.S. FDA decides not to approve an NDA, it will issue a Complete Response Letter outlining the deficiencies in the application and need for additional data and information. While Complete

Response Letters were previously treated by the U.S. FDA as confidential and were only disclosed in action packages for approved products, the U.S. FDA announced in September 2025 that it will release Complete Response Letters promptly after they are issued to sponsors. Since that announcement, the U.S. FDA has posted a number of Complete Response Letters on its website. If the U.S. FDA approves an NDA, it may also limit the indications for use and/or require post marketing testing and surveillance to monitor the safety or efficacy of a product. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Paragraph IV Certifications. Under the Hatch-Waxman Act, NDA applicants and NDA holders must provide information about certain patents claiming their drugs, or methods of use of the drug that is the subject of the NDA, for listing in the Orange Book. When an ANDA or 505(b)(2) application is submitted, it must contain one of several possible certifications regarding each of the patents listed in the Orange Book for the reference drug. A certification that a listed patent is invalid, unenforceable or will not be infringed by the sale of the proposed product is called a “Paragraph

IV” certification. A certification that provides the date a listed patent will expire, but does not challenge the validity, enforceability or infringement of the patent, is called a “Paragraph III” certification. The U.S. FDA can approve the ANDA or 505(b)(2) application containing the Paragraph III certification upon expiration of the patent.

Within 20 days of the acceptance by the U.S. FDA of an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must notify the NDA holder and patent owner that the application has been submitted and provide the factual and legal basis for the applicant’s opinion that the patent is invalid, unenforceable, or not infringed. The NDA holder or patent holder may then initiate a patent infringement suit in response to the Paragraph IV notice. If this is done within 45 days of receiving notice of the Paragraph IV certification, a 30-month stay of the U.S. FDA’s ability to approve the ANDA or 505(b)(2) application is triggered. The U.S. FDA may approve the proposed product before the expiration of the 30-month stay only if a court finds the patent invalid or not infringed, and the court may shorten or lengthen the 30-month stay under certain limited circumstances.

Patent Term Extension. Under the Hatch-Waxman Act, a portion of the patent term lost during product development and U.S. FDA review of an NDA or 505(b)(2) application is extended if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term extension period is generally one-half the time between the effective date of the IND and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of U.S. FDA approval of the product. The maximum period of patent term extension is five years, and the patent cannot be extended to more than 14 years from the date of U.S. FDA approval of the product. Only one unexpired patent claiming the drug product, a method of using the product or a method of manufacturing the product is eligible for extension and the patent holder must apply for extension within 60 days of approval. The U.S. Patent and Trademark Office, or USPTO, in consultation with the U.S. FDA, reviews and approves the application for patent term extension.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of regulatory exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing patent or non-patent regulatory exclusivity, including orphan exclusivity, for drug products. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the U.S. FDA for such data. If the clinical trial is deemed to fairly respond to the U.S. FDA’s request, the additional exclusivity protection is granted. This is not a patent term extension, but it effectively extends the period during which the U.S. FDA cannot approve another application.

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

On September 9, 2025, the President issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the U.S. FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the U.S. FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The U.S. FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”

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

Where a medical device incorporates a medicinal product as an integral part as a single use drug delivery system, it is regulated as a medicinal product in accordance with Directive 2001/83/EC. In this case, the relevant General Safety and Performance Requirements of the Medical Device Regulation will apply to the safety and performance of the drug delivery device component.

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

In addition, the IRA requires Medicare to negotiate Medicare prices for certain high-cost drugs and biologicals, including both physician-administered products covered under Medicare Part B benefit and self-administered drugs covered under the Medicare Part D benefit. The CMS annually selects a specified number of negotiation-eligible drugs from those drugs with the highest total Medicare Part B or D expenditures over a preceding 12-month period. Eligible drugs generally include single source brand-name drugs or biological products that have been on the market without therapeutically-equivalent generic or biosimilar alternatives for a specified number of years with certain exceptions. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act on July 3, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. CMS will publish the negotiated price, known as the “Maximum Fair Price”, or MFP, for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate or offer the MFP can face significant civil money penalties or excise tax liability on sales of that drug.

In 2024, the HHS published the results of the first Medicare drug price negotiations for 10 selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis, and the prices of the selected drugs became effective on January 1, 2026. On January 17, 2025, HHS announced the selection of 15 additional drugs, which included LINZESS, covered by Medicare Part D, for the second cycle of price negotiations, and on November 25, 2025, HHS released the MFP for LINZESS. The MFP for a 30-day equivalent supply of LINZESS, which will become the new Medicare net price as of January 1, 2027, is set to $136. The revised MFP for LINZESS was in line with our expectations.

On April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new Executive Order, among other things, directs the U.S. FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Executive Order relate to the 340B program. With respect to the IRA’s Medicare drug pricing program, the Executive Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. The Executive Order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion.

On July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. Nearly all of these pharmaceutical companies have entered into agreements with the Trump administration to provide for lower prices on certain pharmaceuticals.

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

In addition to federal regulation, many states have begun to focus on efforts to regulate privacy and data security. For example, in California the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020 and was expanded by the California Consumer Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, collectively establishes a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. There also are states that are specifically regulating health information that may affect our business. The California Confidentiality of Medical Information Act also applies to pharmaceutical companies, including requirements for written authorization to use and disclose medical information and restrictions on the circumstances under which medical information can be used for marketing purposes. In addition, Washington state passed the My Health My Data Act, a health privacy law, which regulates the collection and sharing of health information, and provides a right of action for violation of the statute. Other states have also recently enacted or are considering enacting comprehensive data privacy and security laws to which we may become subject, and all fifty states and U.S. territories have enacted data breach notification laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, and data breach notification laws may prove time-consuming and costly.

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

Human Capital

As of December 31, 2025, we had 100 employees. Of these employees, 66 were on our drug development team and 34 were in selling, general and administrative functions. We consider our employee relations to be good.

In January 2025, following an analysis of our strategy and core business needs, and in an effort to streamline focus and support the continued development of our pipeline, we commenced a reduction in our workforce of approximately 50%, primarily consisting of field-based sales employees. This reduction in workforce was substantially completed during the first quarter of 2025. In August 2025, we eliminated certain positions supporting apraglutide commercialization efforts, in consideration of delays in development timelines. This reduction in workforce was comprised of 10 positions and was completed during the third quarter of 2025. Refer to Note 16, Workforce Reductions and Restructuring, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Culture and Development

Fostering a welcoming and inclusive culture is essential to attracting, motivating and retaining the talent necessary to deliver on our corporate mission. To establish and maintain this culture, we have a simple vision in mind: to make Ironwood an environment rooted in valuing each employee for who they are.

Our workforce represents the diverse populations we serve and reflects our diversity principles in our employee-related trainings and policies. Women represent approximately 54% of our employee base, 23% of our leadership team (vice president and above) and 38% of our board of directors (including our board and audit committee chairs). Additionally, approximately 31% of our employees are racially or ethnically diverse and in 2025, approximately 57% of our new hires were racially or ethnically diverse (excluding Europe-based employees, for which race and ethnicity is not disclosed).

We seek to foster an environment where employees feel included and empowered. This approach includes initiatives such as learning and development opportunities, strengthened talent acquisition strategies, and the support of equality programs in our local communities.

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

We and our partner, AbbVie, began selling LINZESS in the U.S. in December 2012. Revenues from our LINZESS collaboration constitute a significant portion of our total revenue, and we believe they will continue to do so for the foreseeable future. The commercial success of LINZESS depends on a number of factors, including:

●	the effectiveness of LINZESS as a treatment in the approved indications;

●	the size of the treatable patient population;

●	the effectiveness of the sales, managed markets and marketing efforts, including the ability to adapt a commercial model and market strategy to the evolving landscape;

●	the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors;

●	the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing;

●	the adoption of LINZESS by physicians and other healthcare providers, which depends on whether LINZESS is viewed as a safe and effective treatment in the approved indications;

●	our success in educating and activating adult and pediatric patients 7 years of age and older with IBS-C, adult patients with CIC patients, and pediatric patients ages 6-17 years-old with FC and their caregivers, to seek physician care for their symptoms;

●	our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, LINZESS and our ability to demonstrate that LINZESS is safer, more efficacious and/or more cost-effective than alternative therapies;

●	the effectiveness of our partners’ distribution networks;

●	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these or other areas, associated with linaclotide; and

●	the development or commercialization of products or therapies that compete with LINZESS.

Our revenues from the commercialization of LINZESS are subject to these and other factors, and therefore our revenues have been and may be unpredictable from quarter-to-quarter and year-to-year.

We are subject to uncertainty relating to pricing and reimbursement policies in the U.S., including recent and future healthcare reform measures, which, if not favorable for our products, could hinder or prevent our products’ commercial success.

Our and our partner’s ability to commercialize our products successfully depends in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. In determining whether to approve reimbursement for our products and at what level, we expect that third-party payors will consider factors that include the efficacy, cost effectiveness and safety of our products, as well as the availability of other treatments, including generic prescription drugs and OTC alternatives. Further, in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary, we have offered, and expect to continue to face increasing pressure to offer, discounts or rebates from list prices or discounts to third-party payors or other unfavorable pricing modifications. As an example, effective January 1, 2026, the LINZESS list price has been lowered in response to evolving health care dynamics and to support ongoing patient access. Due to the decrease in the list price of LINZESS, the inflationary component of statutory required rebates across channels, including Medicaid, has been eliminated. Obtaining and maintaining favorable reimbursement can be a time consuming and expensive process, and there is no guarantee that we or AbbVie, with respect to LINZESS in the U.S., will be able to negotiate or continue to negotiate pricing terms with third-party payors at levels that are profitable to us, or at all. Certain third-party payors also require prior authorization for, or have refused to provide, reimbursement for our products, and others may do so in the future. Our business would be materially adversely affected if we and our partners are not able to receive approval for reimbursement of our products from third-party payors on a broad, timely or satisfactory basis; or if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. In addition, our business could be adversely affected if government healthcare programs, private health insurers, including managed care organizations, or other reimbursing bodies or payors limit or reduce the indications for or conditions under which our products may be reimbursed. Moreover, as discussed further below and above in Part I, Item 1, under the heading Pricing and Reimbursement, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients may materially harm our business and commercialization efforts.

We have experienced and may experience additional pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below and above in Part I, Item 1, under the heading Pricing and Reimbursement, as well as the trend toward initiatives aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There has been significant scrutiny of pharmaceutical pricing and the resulting costs of pharmaceutical products that could cause significant operational and reimbursement changes for the pharmaceutical industry. There have been a number of federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices, price increases or other related costs. Certain of these efforts have resulted in legislative and regulatory reforms, which could have a negative impact on our revenues.

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

Beyond the ACA, there have been ongoing legislative and administrative and other health care reform efforts, which have had an adverse effect on our products’ or product candidates’ commercial success. Some healthcare reform efforts affect pricing or payment for drug products or the healthcare industry more generally. Drug pricing and payment reform was a focus of the former Biden Administration and has continued to be a focus of the current Trump Administration.

Most significantly, in August 2022, President Biden signed the IRA into law. The IRA contains various drug pricing and payment provisions. Among other provisions, the IRA imposes a yearly cap ($2,100 in 2026) on out-of-pocket prescription drug prices in Medicare Part D. Additionally, the IRA, through the Manufacturer Discount Program, eliminated, effective January 1, 2025, the size of the discount on brand-name drugs that pharmaceutical manufacturers are required to offer Medicare beneficiaries who are in the Medicare Part D coverage gap, or “donut hole,” by significantly lowering the beneficiary maximum out-of-pocket cost and requiring pharmaceutical manufacturers to provide a 10% discount in the initial coverage phase of the plan and 20% discount in the catastrophic coverage phase of the plan on brand-name drugs.

In addition, the IRA requires Medicare to negotiate prices for certain high-cost drugs and biologics, including both physician-administered products covered under Medicare Part B benefit and self-administered drugs covered under the Medicare Part D benefit. CMS annually selects a specified number of negotiation-eligible drugs from those drugs with the highest total Medicare Part B or D expenditures over a preceding 12-month period. Eligible drugs generally include single-source brand-name drugs or biological products that have been on the market without therapeutically-equivalent generic or biosimilar alternatives for a specified number of years with certain exceptions. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act in July 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. CMS will publish the negotiated price, known as the MFP, for each of the selected products. Manufacturers of selected drugs are required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate or offer the MFP can face significant civil money penalties or excise tax liability on sales of that drug.

In 2024, HHS published the results of the first Medicare drug price negotiations for 10 selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis, and the prices of the selected drugs became effective on January 1, 2026. On January 17, 2025, HHS announced the selection of 15 additional drugs, which included LINZESS, covered by Medicare Part D, for the second cycle of price negotiations, and on November 25, 2025, released the MFP for a 30-day equivalent supply of LINZESS. The MFP for a 30-day equivalent supply of LINZESS, which will become the new Medicare net price as of January 1, 2027, is set to $136.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Most of these cases are now on appeal and the Court of Appeals for the Third Circuit heard oral argument in certain of these cases. In May 2025, the Court of Appeals for the Third Circuit rejected a challenge to the Medicare price negotiation program, finding that the program did not violate that company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

In addition, and as discussed further above in Part I, Item 1, under the heading Pricing and Reimbursement, President Trump has recently taken a number of actions to reduce the costs of pharmaceutical products. For example, in April 2025, President Trump issued an executive order directing HHS to take steps to reduce the prices of pharmaceutical products, including directing the U.S. FDA to improve its existing drug importation program to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Further, in May 2025, President Trump issued an executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order, among other things, directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the referenced foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. President Trump has issued letters to 17 pharmaceutical companies demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. Since that time, nearly all of these pharmaceutical companies have entered into agreements with the Trump administration to provide for lower prices on certain pharmaceuticals.

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

We are working closely with AbbVie to execute our joint commercialization plan for LINZESS. The commercialization plan includes an agreed upon marketing campaign that targets the physicians and healthcare providers who see patients who could benefit from LINZESS treatment. LINZESS’s consumer marketing campaign targets appropriate adults and pediatric patients who suffer from IBS-C, CIC or FC per approved indications.

In order to optimize the commercial potential of LINZESS, we and AbbVie must execute upon this commercialization plan effectively and efficiently. In addition, we and AbbVie must continually assess, modify and adapt our commercialization plan in a coordinated and integrated fashion, including evaluating and adjusting as necessary the level and mix of marketing and promotion efforts, in response to changing business, market or other factors in order to advance the commercial potential of LINZESS. Further, we and AbbVie must continue to focus the sales and marketing efforts for the brand on educating customers about the relevant data and information for LINZESS in treating adults and pediatric patients aged 7 years and older with IBS-C and adult patients with CIC, and taking a measured approach to educating and raising awareness on the FC and IBS-C indications for pediatric patients. We and AbbVie must ensure a highly targeted and efficient promotional mix combined to continue effectively promoting LINZESS to key healthcare professionals. If we and AbbVie fail to evolve with the changing commercial landscape successfully and perform these commercial functions in the highest quality manner and in accordance with our joint commercialization plan and related agreements, LINZESS will not achieve its maximum commercial potential and we may suffer financial harm. Our commercial efforts to further target and engage adult and pediatric patients in the approved indications may not effectively increase appropriate patient awareness or patient/physician dialogue and may not increase the revenues that we generate from LINZESS.

We cannot give any assurance that apraglutide will receive regulatory approval, which is necessary before it can be commercialized.

Apraglutide, a next generation, long-acting GLP-2 analog in development for SBS patients who are dependent on PS, will require extensive clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval and adequate manufacturing supply, and if approved, fully integrating apraglutide into our commercial infrastructure to support the appropriate sales, marketing, and market access efforts to generate sales in pursuit of revenue. We are not permitted to market or promote apraglutide before we receive regulatory approval from the U.S. FDA, the EMA, or comparable foreign regulatory authorities in the applicable jurisdiction, and we may never receive any such regulatory approval for apraglutide. To obtain regulatory approvals for apraglutide, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the U.S. FDA, EMA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended uses. We may be required by the U.S. FDA, EMA or comparable foreign regulatory authorities to perform additional or unanticipated clinical trials to obtain regulatory approval. In April 2025, we announced that in preparation for the NDA submission to the U.S. FDA for apraglutide, pharmacokinetic analysis indicated that the exposure and dose delivered in the STARS Phase III clinical trial were lower than planned due to dose preparation and administration. Based on discussions with the U.S. FDA, it became clear that a confirmatory Phase III clinical trial is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS. In the fourth quarter of 2025, we met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. Site initiations are expected to begin in the second quarter of 2026. If we are unable to successfully initiate or complete the confirmatory Phase III clinical trial, if the results of this trial are not positive or are only modestly positive, if there are safety concerns or if we determine that the observed safety or efficacy profile would not be competitive in the marketplace, we may be delayed in obtaining regulatory approval for apraglutide or we may not obtain regulatory approval at all. It is possible that the confirmatory Phase III clinical trial may not be considered sufficient by the U.S. FDA to approve our NDA, which could further delay a regulatory approval or may require us to expend more resources than we have available. Any delay in obtaining, or an inability to obtain, any marketing approvals would prevent us from commercializing apraglutide, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for apraglutide, which could significantly and materially harm our business. Even if we do receive such regulatory approval, we may be unable to successfully commercialize apraglutide within any approved indications or develop apraglutide for the treatment of additional indications, which would materially adversely impact our business and prospects.

The regulatory approval processes in the U.S., in the E.U. and in other foreign jurisdictions are onerous, lengthy, time consuming, expensive and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for apraglutide or our other product candidates, our business will be harmed.

The time required to complete drug development and to obtain regulatory approval from the U.S. FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors. In addition, regulatory approval policies, regulations, or the type and amount of clinical data necessary to gain regulatory approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the regulatory approval of or may result in the decision not to approve apraglutide or other product candidates. Regulatory approval is never guaranteed. Data obtained from nonclinical studies and clinical trials are susceptible to varying interpretations, and regulatory authorities may not interpret our data as favorably as we do, which may further delay, limit or prevent development efforts, clinical trials, or regulatory approval. Even if we believe the nonclinical or clinical data for our product candidates are sufficient to support approval, such data may not be considered sufficient to support approval by the U.S. FDA, EMA and other comparable foreign regulatory authorities. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with SBS-IF. However, in April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III clinical trial is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS. In the fourth quarter of 2025, we met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. Of the large number of drugs in development, only a small percentage successfully complete the U.S. FDA, EMA or comparable foreign regulatory approval processes and are commercialized. Accordingly, it is possible that we will never obtain regulatory approval, or that regulatory approval may be substantially delayed, for apraglutide.

The U.S. FDA, EMA or other foreign comparable regulatory authorities may delay, limit, or deny approval of our product candidates, including apraglutide, for many reasons, including the following:

●	the U.S. FDA, EMA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or with our interpretation of data from preclinical studies or clinical trials;
●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety or efficacy in the full population for which we seek approval;
●	the data collected from our clinical trials may not be sufficient to support the submission of an NDA, MMA, or other submission or to obtain regulatory approval in the U.S., Europe or elsewhere;
●	we may need to perform additional or unanticipated clinical trials;
●	participants in our clinical trials or individuals using drugs similar to our product candidates may experience serious and unexpected drug-related side effects;
●	we may be unable to demonstrate to the U.S. FDA, EMA or other comparable foreign regulatory authorities that a product candidate’s risk-to-benefit ratio for its proposed indications is acceptable;
●	the U.S. FDA, EMA or other comparable foreign regulatory authorities may disagree regarding the formulation, labeling and/or the specifications of a product candidate;
●	the U.S. FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the regulatory approval policies or regulations of the U.S. FDA, EMA, or other applicable comparable foreign regulations in the E.U. and other jurisdictions may significantly change in a manner rendering our clinical data insufficient for approval.

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

We and AbbVie are exploring development opportunities to enhance the clinical profile of LINZESS by studying linaclotide in new or existing indications, populations and formulations to assess its potential to treat various conditions. For example, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In June 2023, the U.S. FDA approved LINZESS, and in September 2024, Health Canada approved CONSTELLA, as once-daily treatments for pediatric patients ages 6-17 years-old with FC, in the U.S. and Canada, respectively. In November 2025, the U.S. FDA approved LINZESS for the treatment of IBS-C in patients aged 7 years of age and older. Additional clinical pediatric programs in FC are ongoing. These development efforts may fail or may not increase the revenues that we generate from LINZESS. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action at the U.S. FDA or in other countries or harm linaclotide’s reputation in the marketplace, each of which could materially harm our revenues from linaclotide.

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

We have ongoing or planned nonclinical studies and clinical trials for linaclotide and apraglutide. Many companies in the pharmaceutical industry have suffered significant setbacks in clinical trials even after achieving promising results in earlier nonclinical studies or clinical trials. Findings from ongoing or completed nonclinical studies may not be replicated in later clinical trials or further data analyses, and findings from early-stage clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, among other things, flaws in study design or implementation, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. For example, in April 2025, we announced that in preparation for the NDA submission to the U.S. FDA for apraglutide, pharmacokinetic analysis indicated that the exposure and dose delivered in the STARS Phase III clinical trial were lower than planned due to dose preparation and administration. Based on discussions with the U.S. FDA, it became clear that a confirmatory Phase III clinical trial is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS.

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

Delays in the completion of clinical testing of any of our products or product candidates could result in increased costs and could delay or limit our ability to generate revenues.

Delays in the completion of clinical testing could significantly affect our product development costs and timing of data readouts and regulatory submissions and potential approvals. We do not know whether planned clinical trials, including the confirmatory Phase III clinical trial for apraglutide, will be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

The pricing of apraglutide and our other product candidates, if and when approved for marketing, will depend, in part, on the pricing and reimbursement strategies adopted by our competitors. For example, with respect to apraglutide, a marketed GLP-2 product already exists in the U.S., E.U. and other international markets, which may or may not be genericized within the coming years. Additionally, it is possible that other investigational GLP-2 products may be approved and launched in advance of the potential approval of apraglutide in the U.S., EMA and Japan. Order of market entry and reimbursement decisions could place apraglutide at a competitive disadvantage, possibly deny market exclusivity rights, and/or elevate the need for significant clinical differentiation to support certain pricing decisions. If these or other factors impact the price we can charge for apraglutide, we may reduce our revenue and results of operations could be affected. Similar competitive factors could apply to pricing and reimbursement decisions for our other product candidates, if approved, in the future.

We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat.

The pharmaceutical industry and the markets in which we operate are intensely competitive. We compete in the marketing and sale of our products, the development of new products or product candidates and the acquisition of rights to new products with commercial potential. Certain of our competitors have substantially greater financial, technical and human resources than us. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors and enable them to compete more effectively. Competition may also increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Additionally, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our products obsolete or non-competitive.

Linaclotide competes with certain prescription therapies and OTC products, some of which have attained significant levels of market acceptance. The availability of prescription competitors and OTC products could limit the demand, and the price we are able to charge, for LINZESS unless we are able to maintain market acceptance among the medical community and patients and differentiate LINZESS on the basis of actual or perceived clinical benefits supported by broad payer access. For example, Takeda’s AMITIZA (lubiprostone) is approved by the U.S. FDA for sale in the U.S. for the treatment of IBS-C, CIC and opioid-induced constipation; Bausch’s TRULANCE (plecanatide) is approved by the U.S. FDA for sale in the U.S. for the treatment of adults with IBS-C and CIC; Takeda’s MOTEGRITY (prucalopride) is approved by the U.S. FDA for the treatment of CIC in adults and generic versions have been available in the U.S. since January 2025; Ardelyx’s IBSRELA™ (tenapanor) is approved by the U.S. FDA for the treatment for IBS-C in adults; and Vibrant Gastro Inc.’s Vibrant, a drug-free capsule, is approved by the U.S. FDA for the treatment of CIC in adults who have not experienced relief of their bowel symptoms by using laxative therapies at the recommended dosage for at least one month. OTC laxatives such as MiraLAX® and DULCOLAX®, and lactulose, a prescription laxative treatment, are also available for the treatment of constipation. Additionally, we believe other companies are developing products that could compete with linaclotide, should they be approved by the U.S. FDA or comparable foreign regulatory authorities and become commercially available. In addition, there are other compounds in late-stage development and other potential competitors that are in earlier stages of development that, if approved, may compete with linaclotide. If our current or potential competitors are successful in completing drug development for their drug candidates and obtain approval from the U.S. FDA or comparable foreign regulatory authorities, they could limit the demand for linaclotide. In addition to competition from such prescription and OTC products, we may also face competition from multiple low-cost generic versions of such products when available in the U.S. For example, an authorized generic version of AMITIZA was first launched in the U.S. in January of 2021 and multiple versions are now available. It is possible that additional generic versions may become available in the future.

In addition, any product candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future. Apraglutide, if successfully developed and approved, will compete with companies that are commercializing or developing drugs for SBS, such as Takeda, which currently distributes the GLP-2 analog teduglutide, marketed as GATTEX® (teduglutide) in the U.S. and REVESTIVE® (teduglutide for injection) in Europe, and Zealand, which is developing glepaglutide, a long-acting GLP-2 analog, for the treatment of SBS for patients who are dependent on PS and initiated an additional Phase III clinical trial in the first quarter of 2026. Hanmi Pharmaceutical is also developing a GLP-2 analog, to be administered once a month, and which is in a Phase II clinical trial. Products with other mechanisms of action may emerge as future competition.

Our products or product candidates may cause undesirable side effects or have other properties that could delay or prevent their development, create unpredictable clinical trial results, impact their regulatory approval or limit their commercial potential.

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

Linaclotide has been prescribed to millions of patients since its launch in the U.S. and other territories beginning in December 2012. The number and type of patients treated with linaclotide could continue to grow if physicians prescribe linaclotide to more patients and as we and our partners conduct clinical trials, including in new indications, populations or formulations, as well as explore potential combination products, in existing and new territories. As the patient experience with linaclotide increases and expands, we and others may identify previously unknown side effects, known side effects may be found to be more frequent or severe than in the past, and others may detect unexpected safety signals for linaclotide or any products perceived to be similar to linaclotide. The most commonly reported adverse reaction since linaclotide became commercially available, as well as in the clinical trials for linaclotide in IBS-C and CIC, has been diarrhea. In the linaclotide Phase III IBS-C and CIC clinical trials in adults, severe diarrhea was reported in 2% or less of the linaclotide-treated patients and its incidence was similar between the IBS-C and CIC populations. In the linaclotide clinical trials in pediatric patients ages 6-17 years-old with FC and pediatric patients ages 7-17 years-old with IBS-C, severe diarrhea was reported in one linaclotide-treated patient in each respective trial.

In addition, the U.S. FDA-approved labeling for LINZESS contains a boxed warning describing the risk of serious dehydration in pediatric patients less than two years of age and a contraindication against its use in these patients. These and other restrictions could limit the commercial potential of LINZESS. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In June 2023, the U.S. FDA approved LINZESS as a once-daily oral treatment for pediatric patients ages 6-17 years-old with FC, making LINZESS the first and only U.S. FDA-approved prescription therapy for FC in this patient population. In November 2025, the U.S. FDA approved LINZESS for the treatment of IBS-C in patients aged 7 years of age and older. This new indication establishes LINZESS as the first and only prescription drug approved for the treatment of IBS-C in patients 7-17 years old. Additional clinical pediatric programs in FC are ongoing. There can be no assurances, however, whether there may be any significant unknown side effects that could limit the commercial potential of LINZESS in these pediatric populations.

Patients treated with apraglutide may experience well-known class-specific adverse events. The most frequent adverse events in our pivotal Phase III clinical trial, STARS, were nausea, vascular device infection, headache, abdominal pain, fatigue, and nasopharyngitis. There may be additional mechanistic side effects that are only observed in future clinical trials and/or through real-world experience with patients using our products.

Even though LINZESS is approved by the U.S. FDA for use in adult and certain pediatric patients, post-approval development and regulatory requirements still remain, which may present additional challenges, and we may not be successful in obtaining approval for additional indications for LINZESS that we are seeking or may seek in the future.

In August 2012, the U.S. FDA approved LINZESS as a once-daily treatment for adults suffering from IBS-C or CIC. Although we and AbbVie completed additional nonclinical studies and clinical trials in adults and pediatric patients that were required by the U.S. FDA in connection with the approval of LINZESS, LINZESS remains subject to ongoing U.S. FDA requirements, including those governing the testing, manufacturing, labeling, packaging, storage, advertising, promotion, sale, distribution, recordkeeping and submission of safety and other post-market information. For example, the U.S. FDA has the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with REMS approved by the U.S. FDA.

The U.S. FDA-approved labeling for LINZESS contains a boxed warning describing the risk of serious dehydration in pediatric patients less than two years of age and a contraindication against its use in these patients. We and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In June 2023, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients ages 6-17 years-old with FC, making LINZESS the first and only U.S. FDA-approved prescription therapy for FC in this patient population. In October 2025, the U.S. FDA granted us a pediatric exclusivity for studies conducted on linaclotide, and in November 2025, approved LINZESS for the treatment of IBS-C in patients aged 7 years of age and older. This new indication establishes LINZESS as the first and only prescription drug approved for the treatment of IBS-C in patients 7 years of age and older.

Post-approval requirements impose resource and cost burdens on us. Failure to monitor and report adverse events and meet our other post-approval commitments would lead to negative regulatory action at the U.S. FDA, which could include restrictions on the sale of our products or withdrawal of regulatory approval of our products for their currently approved indications and patient populations.

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

Risks Related to the VectivBio Acquisition

We may not realize the expected benefits and anticipated synergies of the VectivBio Acquisition.

The success of the VectivBio Acquisition will depend, in part, on our ability to realize all or some of the expected benefits from the acquisition. Risks we may face in connection with the VectivBio Acquisition include, among others:

●	failure to successfully develop apraglutide for SBS patients who are dependent on PS;
●	failure of the VectivBio Acquisition to further our business strategy as we expected, including the commercialization of apraglutide, if approved, for SBS patients who are dependent on PS;
●	unexpected losses of key employees, customers or suppliers;
●	unanticipated issues in conforming VectivBio’s standards, processes, procedures and controls with our operations;
●	coordinating product candidate and process development;
●	increasing the scope, geographic diversity and complexity of our operations;
●	unanticipated changes in applicable laws and regulations;
●	unanticipated expenses and liabilities associated with the VectivBio Acquisition; and
●	other difficulties in the assimilation of VectivBio operations, technologies, product candidates and systems.

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

We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture API, finished drug product and finished goods for linaclotide, apraglutide, and our other product candidates. For linaclotide, each of our partners is responsible for API, finished drug product and finished goods manufacturing (including bottling and packaging) for its respective territories and distributing the finished goods to wholesalers. We and/or our partners have commercial supply agreements with independent third parties to manufacture linaclotide API. For apraglutide, we design and develop the manufacturing process together with CDMOs, and we rely on these CDMOs and other third-party suppliers for the manufacture and supply, including filling and packaging of all the components of the finished product for human use. Should we, or any of our partners or any third-party manufacturers we or our partners engage, experience setbacks or challenges in our manufacturing efforts, our development and commercialization efforts may be materially harmed.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to continue the development of our product candidates, obtain regulatory approval for or commercialize our product candidates and our business could be harmed.

We have relied upon and plan to continue to rely upon third-party CROs to execute our ongoing clinical trial programs, including an anticipated confirmatory Phase III clinical trial for apraglutide. We control only certain aspects of the CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our CROs and other vendors are required to comply with GMP, good clinical practices, and good laboratory practices, which are regulations and guidelines enforced by the U.S. FDA, the competent authorities of the individual EEA countries and comparable foreign regulatory authorities for our current product candidate in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our clinical trials may be deemed unreliable and the U.S. FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There are no guarantees that, upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with the relevant regulations.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical trials may be extended or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs may also generate higher costs than anticipated.

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result of switching CROs, delays may occur, which could impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges in their implementation of our clinical studies or that these challenges will not have an adverse impact on our business, results of operations and prospects.

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

The GDPR, United Kingdom’s GDPR and FADP also increase the scrutiny applied to transfers of personal data from the EEA, UK, and Switzerland, respectively (including from clinical trial sites in the EEA) to countries that are considered by the European Commission, United Kingdom or Switzerland, respectively, to lack an adequate level of data protection, such as the U.S. In July 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework, which permits U.S. companies who self-certify under the framework to rely on it as a valid data transfer mechanism for data transfers from the E.U. to the U.S. There is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the E.U. and we expect there to be additional legal challenges in the future. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business. As supervisory authorities issue further guidance on personal data export mechanisms or where the standard contractual clauses cannot be used, we could incur additional compliance costs, complaints, and/or regulatory investigations and, if we are unable to otherwise transfer personal data among jurisdictions in which we operate, our services and geographical location or segregation of our relevant systems and operations could be affected.

In addition, in the U.S., we are subject to the CCPA, as amended by the CPRA, which became effective on January 1, 2023 (the CPRA, together with CCPA, the California Privacy Law). The California Privacy Law gives California consumers (defined to include all California residents) certain rights regarding personal information collected about them; the California Privacy Law also imposes certain obligations and limitations on companies regarding the collection, use, selling or sharing (as defined in the California Privacy Law) of personal information collected from or about California consumers. Other states have passed or may pass comprehensive privacy laws or laws specifically regulating health information that may affect our business. For example, Washington state passed the My Health My Data Act to which we are subject, which regulates the collection and sharing of health information, and provides a right of action for violation of the statute.

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

We have several issued patents in the U.S. related to LINZESS, including a LINZESS composition of matter and methods of use patent (U.S. Patent 7,304,036), which in October 2025 received pediatric exclusivity, and consequently will now expire in 2027. Additional U.S. patents related to LINZESS include multiple patents relating to our commercial, room temperature stable formulations of the 72 mcg, 145 mcg and 290 mcg doses of linaclotide and methods of using these formulations, the latest of which expires in the early 2030s, as well as other patents and patent applications covering formulations of linaclotide, and molecules related to linaclotide.

In addition, we have exclusive rights to apraglutide including issued composition of matter and method of use patents in the U.S. in lead indications. We aim to maintain a strong and broad estate of patents in the U.S. and other geographic areas. To this end, we have exclusively licensed 59 patents and 3 pending patent applications in the U.S., E.U., Japan, China and other jurisdictions protecting apraglutide. We also own two U.S. granted patents, one granted European patent and two granted Japanese patents as well as approximately 40 pending patent applications worldwide that cover apraglutide, including ultrapure compositions, methods of manufacture and methods of use in various diseases.

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

Licensing intellectual property is of critical importance to our business and involves complex legal, business, and scientific issues. Disputes may arise regarding intellectual property subject to a licensing agreement, including but not limited to:

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

We are currently a party to and may in the future be party to license agreements. Apraglutide is among the assets that are subject to licensing agreements with third parties. For example, we are a party to an amended and restated exclusive license agreement, dated as of December 6, 2016, as amended, by and between GlyPharma Therapeutic Inc. (as predecessor to VectivBio AG) and Ferring, or the Ferring Agreement, pursuant to which we have exclusive rights to apraglutide including an issued composition of matter and method of use patent in the U.S. in lead indications. The Ferring Agreement imposes, and other current or future license agreements may impose, various diligence, milestone payment, royalty, and other obligations on us. These milestone, royalty, and other payments associated with the license, will make it less profitable for us to develop apraglutide or other product candidates that are the subject of current or future licenses. If we fail to comply with our obligations under the Ferring Agreement, or we are subject to a bankruptcy, we may be required to make certain payments to Ferring, we may lose the exclusivity of our license, or Ferring may have the right to terminate the license. If the Ferring Agreement is terminated, we could lose intellectual property rights that are important to our business, be liable for damages to the licensor or be prevented from developing and commercializing our apraglutide. Termination of the agreement or reduction or elimination of our rights under the agreement may also result in us being required to negotiate a new or reinstated agreement with less favorable terms, and it is possible that we may be unable to obtain any such additional license at a reasonable cost or on reasonable terms and will be unable to develop and commercialize apraglutide. These or similar risks may apply to other license agreements, including future license agreements. If disputes over intellectual property and other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize apraglutide.

On October 2, 2025, Ferring filed a complaint against our wholly-owned subsidiary, VectivBio AG, for trade secret misappropriation and correction of patent inventorship and ownership in the U.S. District Court in the Eastern District of Texas, alleging that VectivBio AG misappropriated Ferring’s technology for its own benefit and improperly filed patent applications claiming that technology without reference to Ferring’s inventorship and ownership interests. On December 18, 2025, we, VectivBio AG and Ferring entered into a third amendment to the Ferring Agreement and a settlement agreement and release pursuant to which VectivBio AG and Ferring have settled all claims between the parties arising out of Ferring’s complaint. A dismissal of Ferring’s complaint with prejudice was entered in the U.S. District Court in the Eastern District of Texas on December 19, 2025.

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

In recent years, we have focused primarily on developing, manufacturing and commercializing linaclotide, as well as developing our other product candidates. For example, in June 2023, we acquired VectivBio and added apraglutide to our pipeline. We have financed our business to date primarily through the issuance of equity, our collaboration and license arrangements, and debt issuances, including our $200.0 million aggregate principal amount of Convertible Senior Notes, bearing an interest of 1.50% and due in June 2026, or the Convertible Senior Notes, and our $550.0 million secured revolving credit facility, or the Revolving Credit Facility. We currently derive a significant portion of our revenue from our LINZESS collaboration with AbbVie for the U.S. We believe that the revenues from the LINZESS collaboration will continue to constitute a significant portion of our total revenue for the foreseeable future. Such revenue is highly dependent on LINZESS demand and other factors such as fluctuations in retail chains’ and wholesalers’ buying patterns and inventory levels, pricing and reimbursement. Our collaborative arrangements revenue outside of the U.S. has and may continue to fluctuate as a result of the timing and amount of sales of linaclotide in the markets in which it is currently approved, or any other markets where linaclotide receives approval, as well as clinical and commercial milestones received and recognized under our current and future strategic partnerships outside of the U.S.

For the year ended December 31, 2023, we incurred a net loss in connection with the VectivBio Acquisition. Prior to the year ended December 31, 2019, we incurred net losses in each year since our inception in 1998. As of December 31, 2025, we had an accumulated deficit of approximately $1.7 billion. We cannot be certain that sales of our products, and the revenue from our other commercial activities, will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses in connection with our efforts to commercialize linaclotide and research, develop, and commercialize our product candidates, including apraglutide, and access externally developed products or product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for our products and our other activities, we are unable to predict the extent of any future losses. Failure to achieve sustainable net income and maintain positive cash flows would have an adverse effect on stockholders’ equity and working capital.

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

We have previously raised funds to finance our operations through capital raising activities, including the sale of shares of our Class A Common Stock in public offerings and convertible and other debt issuances. However, marketing and selling gastrointestinal drugs, purchasing commercial quantities of pharmaceutical products, developing product candidates, conducting clinical trials and accessing externally developed products or product candidates are expensive and uncertain. Circumstances, our strategic imperatives, or opportunities to create or acquire new programs, as well as maturities, redemptions or repurchases of our outstanding debt securities, could require us to, or we may choose to, seek to raise additional funds. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the level of underlying demand and price we are able to charge for our products in the countries in which they are approved;

●	the costs associated with commercializing our products in the U.S.;
●	the costs of establishing, maintaining and/or expanding sales, marketing, distribution, and market access capabilities for our products;

●	the regulatory approval of linaclotide within new indications, populations and formulations, as well as the associated development and commercial milestones and royalties;

●	the rate of progress, the cost of our clinical trials and the other costs associated with our development programs, including our planned confirmatory Phase III clinical trial of apraglutide in adult patients with SBS-IF, post-approval nonclinical and clinical studies of linaclotide in pediatrics and our investment to enhance the clinical profile of LINZESS, as well as to study linaclotide in additional indications, populations and formulations to assess its potential to treat various conditions;

●	the regulatory approval of apraglutide;

●	the costs and timing of in-licensing additional products or product candidates or acquiring other complementary companies or assets;

●	the status, terms and timing of any collaboration, licensing, co-commercialization or other arrangements;
●	whether the holders of our Convertible Senior Notes hold the notes to maturity without conversion into our Class A Common Stock or cash and whether we are required to repurchase any of our Convertible Senior Notes prior to maturity upon a fundamental change, as defined in each of the indentures governing the Convertible Senior Notes; and

●	whether we seek to redeem, repurchase or retire all or part of our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.

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

Semi-annual payments on our Convertible Senior Notes began in December 2019. In addition, in 2023, we entered into the Revolving Credit Facility. As of December 31, 2025, the outstanding principal balance on the Revolving Credit Facility was $385.0 million. We expect that for the next few years, at a minimum, the net quarterly payments from AbbVie will be a significant source of cash flows from operations. If the cash flows derived from the net quarterly payments that we receive from AbbVie under the collaboration agreement for North America are insufficient on any particular payment date to fund the interest payment on our outstanding indebtedness, at a minimum, we will be obligated to pay the amounts of such shortfall out of our general funds. The determination of whether AbbVie will be obligated to make a net quarterly payment to us in respect of a particular quarterly period is a function of the revenue generated by LINZESS in the U.S. as well as the development, manufacturing and commercialization expenses incurred by each of us and AbbVie under the collaboration agreement for North America. Accordingly, since we cannot guarantee that our company will maintain net income or positive cash flows, we cannot provide assurances for any particular quarterly period that (i) we will have the available funds to fund the interest payment on our outstanding indebtedness, at a minimum, in the event that there is a deficiency in the net quarterly payment received from AbbVie, (ii) there will be a net quarterly payment from AbbVie at all or (iii) we will not also be required to make a true-up payment to AbbVie under the collaboration agreement for North America.

Our indebtedness could adversely affect our financial condition or restrict our future operations.

As of December 31, 2025, we had total indebtedness of $585.0 million and available cash and cash equivalents of $215.5 million.

We incurred significant new indebtedness in connection with the VectivBio Acquisition. In May 2023, we entered into the Revolving Credit Facility, which includes a $10.0 million letter of credit subfacility. In June 2023, we borrowed $400.0 million to fund a portion of the consideration paid to purchase VectivBio’s outstanding ordinary shares in connection with the VectivBio Acquisition. As of December 31, 2025, the outstanding principal balance on the Revolving Credit Facility was $385.0 million.

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

Our operating results have been, and we expect they will continue to be, subject to frequent fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

●	the level of underlying demand and price for our products in the countries in which they are approved;

●	retail chains’ and wholesalers’ buying patterns, pricing and reimbursement and inventory levels with respect to our products;

●	the costs associated with commercializing our products in the U.S.;

●	the achievement and timing of milestone payments and royalties due or payable under our collaboration and license agreements;

●	our execution of any collaboration, partnership, licensing or other strategic arrangements, and the timing of payments we may make or receive under these arrangements;

●	any impairments of assets or goodwill, and associated write-downs;

●	any variations in the level of expenses related to our development programs;

●	addition or termination of clinical trials;

●	results of or developments in nonclinical studies and clinical trials of our product candidates or those of our competitors or potential collaborators;

●	any impact on taxes or changes in tax rules;

●	regulatory developments affecting our products and product candidates;

●	the success of competitive products or technologies;

●	any material lawsuit in which we may become involved;

●	general economic, industry, and market conditions; and

●	the impact of public health emergencies, geopolitical events or natural disasters.

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

For the year ended December 31, 2023, we incurred a net loss in connection with the VectivBio Acquisition. Prior to the year ended December 31, 2019, we incurred significant net losses since our inception. To the extent that we do not generate federal and state taxable income in the future, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income, if any, until the date, if any, on which such unused carryforwards expire. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. Certain future equity offerings or strategic transactions, if any, could potentially result in a 50% or greater ownership change.

If we do not generate sufficient taxable income prior to the expiration, if any, of the applicable carryforwards or if the carryforwards are subject to the limitations described above, we may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal or state income tax liability. We have completed several financings since our inception which may have resulted in an “ownership change,” as defined by Section 382, or could result in an ownership change in the future.

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

The distribution of the shares of Cyclerion common stock in connection with the separation of our soluble guanylate cycle business, and certain other assets and liabilities, into Cyclerion, or the Separation, on April 1, 2019, together with certain related transactions, is intended to qualify for tax-free treatment to us and our stockholders for U.S. federal income tax purposes. We received a favorable private letter ruling from the Internal Revenue Service, or IRS, under the pilot program established in Revenue Procedure 2017-52 relating to the U.S. federal income tax treatment of the distribution. Consistent with the guidelines set forth in Revenue Procedure 2017-52, the IRS private letter ruling does not cover all of the issues that are relevant to determining whether the distribution is generally tax free for U.S. federal income tax purposes. Accordingly, completion of the distribution was conditioned upon, among other things, our receipt of an opinion from an outside tax advisor that the distribution will qualify as a transaction that is generally tax-free to both us and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The private letter ruling and opinion were based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings from us and Cyclerion (including those relating to the past and future conduct of us and Cyclerion). If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or Cyclerion breach any of our respective covenants relating to the distribution, the IRS private letter ruling and any tax opinion may be invalid. Moreover, the opinion is not binding on the IRS or any courts. Accordingly, notwithstanding receipt of the IRS private letter ruling and the opinion, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes.

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

We are highly dependent on the drug research, development, regulatory, commercial, financial and other expertise of our senior management team. Transitions in our senior management team or other key employees, or the unavailability of any such persons for any reason, can be inherently difficult to manage and may disrupt our operations or business or otherwise harm our business, for example, due to the diversion of our board and management’s time and attention and a decline in employee morale. In addition to the competition for personnel, the Boston area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment efforts, which may or may not be successful.

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

If we identify a material weakness in our internal control over financial reporting, it could have an adverse effect on our business and financial results, and our ability to meet our reporting obligations could be negatively affected, each of which could negatively affect the trading price of our Class A Common Stock.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2024, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting and we determined that our internal control over financial reporting was not effective as of December

31, 2024. We remediated the material weaknesses during the year ended December 31, 2025 and concluded that our internal control over financial reporting was effective as of December 31, 2025. For further discussion of those material weaknesses and our remediation efforts, see Part II, Item 9A, under the heading “Controls and Procedures” in this Annual Report on Form 10-K.

We expect that the price of our Class A Common Stock will fluctuate substantially.

The market price of our Class A Common Stock may be highly volatile due to many factors, including:

●	the commercial performance of our products in the countries in which they are approved, as well as the costs associated with such activities;

●	any third-party coverage and reimbursement policies for our products;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	developments, litigation or public concern about the safety of our products or our potential products;

●	announcements of the introduction of new products by us or our competitors;

●	announcements concerning product development, including clinical trial results or timelines or regulatory interactions, or intellectual property rights of us or others;

●	actual and anticipated fluctuations in our quarterly and annual operating results;

●	deviations in our operating results from any guidance we may provide or the estimates of securities analysts;

●	sales of additional shares of our Class A Common Stock or sales of securities convertible into Class A Common Stock or the perception that these sales might occur;

●	any conversions of our Convertible Senior Notes into Class A Common Stock or activities undertaken by the counterparties to the Capped Calls;

●	additions or departures of key personnel;

●	developments concerning current or future collaboration, partnership, licensing or other strategic arrangements;

●	discussion of us or our stock price in the financial or scientific press or in online investor communities;

●	general economic, industry, and market conditions; and

●	the impact of public health epidemics, geopolitical events or natural disasters.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

We have a multilayered framework for assessing, identifying, detecting and responding to reasonably foreseeable cybersecurity risks and threats. To protect our information technology, or IT, systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. In the event of a material change to our systems or operations, we would conduct an assessment of the internal and external threats to the security, confidentiality, integrity, and availability of our data and systems, along with other material risks to our operations. We leverage third-party security services for audit, benchmarking, and improvement and use various tools and methodologies to manage cybersecurity risks that are tested regularly, including a cybersecurity assessment guided by the National Institute of Standards and Technology cybersecurity framework and ongoing security awareness training. We oversee third-party service providers by conducting vendor diligence upon onboarding and ongoing monitoring. Vendors are assessed for risk based on the nature of their digital footprint, company profile, domain name services health, internet protocol reputation, external access threats and social engineering landscapes. Based on that assessment, we conduct diligence that may include completing security questionnaires, onsite evaluation, and scans or other technical evaluations. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, simulated phishing tests, penetration tests, and threat intelligence feeds. The results of these assessments are reported to the Audit Committee of the Board of Directors.

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

The Company’s Senior Vice President, Corporate Controller & Chief Accounting Officer is responsible for managerial oversight of our cybersecurity program and reporting on cybersecurity matters to the Audit Committee of the Board of Directors and management. Our Senior Vice President, Corporate Controller & Chief Accounting Officer oversees the cybersecurity team, which include members of our internal IT department and is also supported by third-party service providers.

Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. The Audit Committee of the Board of Directors oversees our cybersecurity risk and receives regular reports, with a minimum frequency of once per year, from our Senior Vice President, Corporate Controller & Chief Accounting Officer on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. Promptly after becoming aware of a material cybersecurity incident affecting our IT systems or data, the Audit Committee would work with management to formulate a mitigation plan and review compliance with such plan, as well as to ensure compliance with any external regulatory or disclosure requirements, including any disclosures of material cybersecurity breaches.

Item 2.    Properties

Our corporate headquarters are located in Boston, Massachusetts, where, as of December 31, 2025, we occupied approximately 39,000 square feet of office space under our lease expiring in June 2030. We also have operations in Basel, Switzerland. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.    Legal Proceedings

Apraglutide

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed on November 10, 2025, on October 2, 2025, Ferring International Center S.A., or Ferring, filed a complaint against our wholly-owned subsidiary, VectivBio AG, for trade secret misappropriation and correction of patent inventorship and ownership in the U.S. District Court in the Eastern District of Texas (Case No. 2:25-cv-01001-RWS-RSP), alleging that VectivBio AG misappropriated Ferring’s technology for its own benefit and improperly filed patent applications claiming that technology without reference to Ferring’s inventorship and ownership interests. Ferring sought monetary damages, a declaratory order regarding ownership of certain intellectual property Ferring purported to own, an injunction ordering the transfer or control of such intellectual property, a constructive trust, and certain exemplary damages and costs. As previously disclosed in the Current Report on Form 8-K, filed on December 23, 2025, on December 18, 2025, we, VectivBio AG, and Ferring entered into a settlement agreement and release pursuant to which VectivBio AG and Ferring have settled all claims between the parties arising out of Ferring’s complaint referenced above. In addition, on December 18, 2025, the parties also entered into that certain third amendment, or the Ferring License Amendment, to the amended and restated exclusive license agreement, dated as of December 6, 2016, as amended, by and between GlyPharma Therapeutic Inc. (as predecessor to VectivBio AG) and Ferring. For details regarding the Ferring legal matter, refer to Note 4, Collaboration, License and Other Agreements, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details. The Ferring License Amendment is qualified in its entirety by reference to the complete text of such agreement, a copy of which is filed as Exhibit 10.19.1 hereto. A dismissal of Ferring’s complaint with prejudice was entered in the U.S. District Court in the Eastern District of Texas on December 19, 2025.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A Common Stock are traded on the Nasdaq Global Select Market under the symbol “IRWD.” Our shares have been publicly traded since February 3, 2010. As of January 31, 2026, there were 29 stockholders of record of our Class A Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

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

Overview

We are a biotechnology company developing and commercializing life-changing therapies for people living with gastrointestinal, or GI, and rare diseases. We are focused on the development and commercialization of innovative product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI and rare diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the U.S. FDA, in a class of GI medicines called GC-C agonists and is indicated for the treatment of irritable bowel syndrome with constipation, or IBS-C, in adults and pediatric patients 7 years of age and older, chronic idiopathic constipation, or CIC, in adults, and functional constipation, or FC, in pediatric patients ages 6-17 years-old. LINZESS is also available for the treatment of adults with IBS-C or CIC in Mexico, adults with IBS-C or chronic constipation in Japan, and adults with IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® for the treatment of adults with IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adults with IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with AbbVie in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, AstraZeneca in China (including Hong Kong and Macau), and Astellas in Japan.

Through the VectivBio Acquisition, we are advancing apraglutide, a next-generation, synthetic long-acting peptide analog of GLP-2 for SBS patients who are dependent on PS. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing parenteral support dependency in adult patients with SBS-IF. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III clinical trial is needed to seek approval of a new drug application or NDA, for apraglutide for patients with SBS-IF who are dependent on PS. In the fourth quarter of 2025, we met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. Site initiations are expected to begin in the second quarter of 2026.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as other research and development programs, including apraglutide. Prior to the year ended December 31, 2019, we incurred net losses in each year since inception. As of December 31, 2025, we had an accumulated deficit of approximately $1.7 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to generate and maintain positive cash flows.

We were incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, we changed our name to Ironwood Pharmaceuticals, Inc. We operate in one reportable business segment – human therapeutics.

Key 2025 Financial Highlights

●	We recognized $296.2 million in total revenues during the year ended December 31, 2025, compared to $351.4 million during the year ended December 31, 2024. The decrease was primarily related to a $51.1 million decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by decreased net price and inventory channel fluctuations, partially offset by increased prescription demand. In addition, results for the year ended December 31, 2024 included a $43.0 million reduction to collaboration revenue as a result of changes in estimates of sales reserves and allowances associated with governmental and contractual rebates.
●	We generated income from operations of $98.5 million during the year ended December 31, 2025, compared to income from operations of $93.1 million during the year ended December 31, 2024. The increase was primarily driven by a $60.6 million decrease in operating expenses resulting from restructuring activities in 2025 in an effort to streamline focus and support the continued development of our pipeline, which offset the decrease in collaborative arrangements revenue.

●	We generated $127.0 million in cash from operations during the year ended December 31, 2025, ending the year with $215.5 million in cash and cash equivalents.

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

Research and Development Expenses. The core of our research and development strategy is to leverage our demonstrated expertise and capabilities in GI and rare diseases to bring medicines to patients. Research and development expenses consist of expenses incurred in connection with the research into and development of products and product candidates. These expenses consist primarily of compensation, benefits and other employee-related expenses, research and development related facility costs, third-party contract costs relating to nonclinical study and clinical trial activities, development of manufacturing processes, regulatory registration of third-party manufacturing facilities, and licensing fees for our product candidates.

Research and development expenses include amounts owed to AbbVie on an ongoing basis under cost-sharing provisions in our collaboration agreement for linaclotide. Reimbursements received for research and development activities under this agreement are netted against research and development expenses.

Linaclotide. Our commercial product, LINZESS, is commercially available in the U.S. for the treatment of IBS-C in adults and pediatric patients 7 years of age and older, CIC in adults and FC in pediatric patients ages 6-17 years-old. Linaclotide is also available to adults suffering from IBS-C or CIC in certain countries of the world, including China, Japan, and in a number of European countries.

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

In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. In June 2023, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients ages 6-17 years-old with FC, making LINZESS the first and only U.S. FDA-approved prescription therapy for FC in this patient population. On October 15, 2025, the U.S. FDA granted us a pediatric exclusivity for studies conducted on linaclotide, and in November 2025, approved LINZESS for pediatric patients 7 years of age and older with IBS-C. Additional clinical pediatric programs in FC are ongoing.

Apraglutide for SBS-IF. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with SBS-IF. SBS-IF, a rare and severe organ failure condition in which patients are dependent on PS, affects an estimated 18,000 adult patients in the U.S., Europe, and Japan. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III clinical trial is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS. In the fourth quarter of 2025, we met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. Site initiations are expected to begin in the second quarter of 2026.

IW-3300. We were developing IW-3300, a GC-C agonist, for the potential treatment of visceral pain conditions, such as IC/BPS. In April 2025, based on analysis of the Phase II data, we decided to cease developing IW-3300 for IC/BPS.

CNP-104. Through a collaboration and license option agreement, or the COUR Collaboration Agreement, we and COUR Pharmaceutical Development Company, Inc., or COUR, were developing CNP-104 for the treatment of PBC, a rare autoimmune disease targeting the liver. In the third quarter of 2024, we received from COUR the topline data from COUR’s Phase II Clinical study for the treatment of PBC. In September 2024, we notified COUR of our decision not to exercise the option to acquire an exclusive license to CNP-104. As a result, the COUR Collaboration Agreement has terminated, and we retain no rights and have no obligations related to CNP-104.

Early research and development. Our early research and development efforts have been focused on supporting our development stage GI and rare diseases programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating external development-stage programs.

The following table sets forth our research and development expenses related to our product pipeline for the years ended December 31, 2025 and 2024, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Year Ended December 31,
	2025	2024

Linaclotide(1)	$15,103	$17,858
Apraglutide	71,172	73,008
IW-3300	4,574	13,179
CNP-104	75	4,253
Early research and development(2)	4,212	3,123
Total research and development expenses	$95,136	$111,421
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes $4.8 million reduction to research and development expense recognized in the first quarter of 2024 in connection with the settlement of a license-related contract liability.

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

The successful development of our product candidates is highly uncertain and subject to a number of risks including, but not limited to:

●	The duration of clinical trials may vary substantially according to the type, complexity and novelty of the product candidate;

●	The U.S. FDA and comparable foreign agencies impose substantial and varying requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures;

●	Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval;

●	The U.S. FDA and comparable foreign agencies may require additional clinical trials and other studies, which may be costly or delay, limit, prevent or otherwise impact regulatory submission or approval;

●	The duration and cost of early research and development, including nonclinical studies and clinical trials, may vary significantly over the life of a product candidate and are difficult to predict;

●	The costs, timing and outcome of regulatory review of a product candidate may not be favorable, and, even if approved, a product may face post-approval development and regulatory requirements;

●	There may be substantial costs, delays and difficulties in successfully integrating externally developed product candidates into our business operations; and

●	The emergence of competing technologies and products and other adverse market developments may negatively impact us.

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

We expect to invest in our development programs and incur substantial research and development expenses for the foreseeable future. We will continue to invest in linaclotide, including the investigation of ways to enhance the clinical profile within its currently approved indications, and the exploration of its potential utility in other indications, populations and formulations, and in apraglutide, as we advance it through clinical trials, in addition to funding research and development activities under our external collaboration and license agreements with respect to our products and product candidates.

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

Restructuring Expenses. Restructuring expenses pertain to a workforce reduction initiative in connection with the VectivBio Acquisition, as well as workforce reductions in January 2025 consisting primarily of field-based sales employees and August 2025 consisting of certain positions supporting apraglutide commercialization efforts. The workforce reduction and restructuring initiatives are more fully described in Note 15, Workforce Reductions and Restructuring, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Defined Benefit Pension Plan

Determining pension expense and obligations for our defined benefit pension plan uses actuarial estimates of participants’ age at retirement, life span, the long-term rate of return on assets and other factors. In addition, pension expense is sensitive to the discount rate used to value the pension obligation. As a sensitivity measure, an increase or decrease in our discount rate assumption of 1.00% would decrease and increase our pension benefit obligation by $2.0 million and $2.6 million, respectively. These assumptions are subject to the risk of change, including macroeconomic conditions, as they require significant judgment and have inherent uncertainties that management or its actuaries may not control or anticipate. A detailed discussion of our defined benefit pension plan is contained in Note 14, Retirement Plans, to our consolidated financial statements, which appears in this Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

	Year Ended December 31,
	2025	2024

	(in thousands)
Revenues:
Collaborative arrangements revenue	$296,151	$351,410
Total revenues	296,151	351,410
Costs and expenses:
Research and development	95,136	111,421
Selling, general and administrative	82,256	144,272
Restructuring, net	20,257	2,593
Total costs and expenses	197,649	258,286
Income from operations	98,502	93,124
Other income (expense):
Interest expense and other financing costs	(32,746)	(33,034)
Interest and investment income	4,076	4,468
Other	193	640
Other income (expense), net	(28,477)	(27,926)
Income before income taxes	70,025	65,198
Income tax expense	(46,008)	(64,318)
Net income	$24,017	$880

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenues

	Year Ended
	December 31,		Change
	2025	2024	$

	(in thousands)
Revenues:
Collaborative arrangements revenue	$296,151	$351,410	$(55,259)
Total revenues	$296,151	$351,410	$(55,259)

Collaborative arrangements revenue. The decrease in collaborative arrangements revenue of $55.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily related to a $51.1 million decrease in our share of net profits from the sale of LINZESS in the U.S., which was driven by decreased net price and inventory channel fluctuations, partially offset by increased prescription demand.

Costs and Expenses

	Year Ended
	December 31,		Change
	2025	2024	$

	(in thousands)
Costs and expenses:
Research and development	$95,136	$111,421	$(16,285)
Selling, general and administrative	82,256	144,272	(62,016)
Restructuring, net	20,257	2,593	17,664
Total costs and expenses	$197,649	$258,286	$(60,637)

Research and development. The decrease in research and development expenses of $16.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily related to $9.6 million decrease in external apraglutide costs, a $5.9 million decrease in costs associated with the IW-3300 development program, a $2.8 million decrease in costs associated with the COUR Collaboration Agreement, and a $1.8 million decrease in external linaclotide costs, partially offset by a $4.8 million reduction to research and development expense recognized during the first quarter of 2024 in connection with the settlement of a license-related contract liability.

Selling, general and administrative. Selling, general and administrative expenses decreased by $62.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a $47.8 million decrease in compensation, benefits, and other employee-related expenses, and a $13.5 million decrease in sales and marketing expenses, both resulting from the restructuring initiatives during 2025, as well as a decrease of $5.9 million in professional services expenses. The decrease was partially offset by a $12.5 million legal settlement incurred in 2025 which is more fully described in Note 4, Collaboration, License, and Other Agreements.

Restructuring expenses. The increase in restructuring expense of $17.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, is primarily related to the workforce reduction in January 2025. Workforce reduction and restructuring initiatives are more fully described in Note 15, Workforce Reduction and Restructuring.

Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2025	2024	$

	(in thousands)
Other income (expense):
Interest expense and other financing costs	$(32,746)	$(33,034)	$288
Interest and investment income	4,076	4,468	(392)
Other	193	640	(447)
Total other income (expense), net	$(28,477)	$(27,926)	$(551)

Interest expense and other financing costs. Interest expense decreased by $0.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease of $1.1 million in interest expense associated with the 2024 Convertible Notes, which were fully repaid upon maturity in June 2024, partially offset by a $0.7 million increase in other financing costs.

Interest and investment income. Interest and investment income decreased by $0.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease in interest rates.

Other. During the years ended December 31, 2025 and 2024, we recorded a gain of $0.2 million and $0.6 million, respectively, for pension-related activities.

Income taxes. During the year ended December 31, 2025, we recorded income tax expense of $46.0 million, comprised of non-cash tax expense of $40.9 million and cash tax expense of $5.1 million for state income taxes in certain states in which state taxable income exceeded available net operating losses. During the year ended December 31, 2024, we recorded income tax expense of $64.3 million, comprised of non-cash tax expense of $57.8 million and cash tax expense of $6.5 million for state income taxes in certain states in which state taxable income exceeded available net operating losses.

Liquidity and Capital Resources

As of December 31, 2025, we had $215.5 million of cash and cash equivalents. Our cash equivalents include amounts held in money market funds, U.S. Treasury securities and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

We anticipate our cash and cash equivalents balance, our expected net cash inflows from operations, our borrowing capacity on our Revolving Credit Facility, and/or additional capital sources to allow us to meet our short-term and long-term cash obligations, which are reflected in our consolidated balance sheets. Our most significant fixed obligations are debt obligations, supply purchase commitments, and lease commitments, for which annual payments are disclosed in Note 9, Debt, Note 10, Commitments and Contingencies, and Note 6, Leases, respectively, to our financial statements included elsewhere in this Annual Report on Form 10-K.

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

Sources of Liquidity

We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of December 31, 2025, our debt is comprised of $200.0 million aggregate principal amount of convertible notes, due in June 2026, and $385.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 to partially finance the VectivBio Acquisition. The Revolving Credit Facility provides for $550.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 9, Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$127,044	$103,549
Investing activities	(34)	(142)
Financing activities	216	(106,970)
Effect of exchange rate changes on cash and cash equivalents	(329)	(32)
Net increase (decrease) in cash and cash equivalents	$126,897	$(3,595)

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income (loss) for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations.

Net cash inflows during the year ended December 31, 2025 and 2024 totaled $127.0 million and $103.5 million, respectively, and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S., partially offset by research and development expenditures for apraglutide.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2025 and 2024 were insignificant and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $0.2 million and was generated from employee stock purchases.

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

We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and invest in building our pipeline through internal or external opportunities. We believe that our cash and cash equivalents on hand as of December 31, 2025, our expected cash inflows from operations, and our borrowing capacity on our Revolving Credit Facility will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements. We have short-term and long-term debt obligations, including convertible notes that mature on June 15, 2026, which are disclosed in Note 9, Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There is no assurance we will have sufficient liquidity to meet our debt obligations when they become due.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We did not otherwise adopt any new accounting pronouncements during the fiscal year ended December 31, 2025 that had a material effect on our consolidated financial statements included in this report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of independent registered public accounting firms appear at pages F-1 through F-44, of this Annual Report on Form 10-K for the years ended December 31, 2025 and 2024.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, or Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

Remediation of Previously Identified Material Weaknesses

As previously described in described in “Part II, Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, management identified material weaknesses in our internal control over financial reporting related to the design, implementation and/or operating effectiveness of entity-level controls, information technology, or IT, general controls, controls over the financial statements close process, IT application controls, and IT dependent manual controls.

During the year ended December 31, 2025, management took several steps to remediate the previously disclosed material weaknesses including the following:

1)	Engaging third-party specialists to assess and strengthen our design and operating effectiveness of our IT general controls and IT application controls, including change management controls;
2)	Implementing system approval and monitoring controls to mitigate segregation of duties risks within certain financial processes;
3)	Hiring and engaging incremental personnel with appropriate expertise in accounting, financial reporting and internal controls commensurate with the type, volume and complexity of our operations; and
4)	Conducting and delivering employee trainings around completeness and accuracy procedures of key data and reports used in control activities.

As a result of these remediation activities, management has concluded that the controls were designed, implemented and operating effectively, such that the material weaknesses previously identified as of December 31, 2024 have been remediated as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on management’s evaluation, and except with respect to changes in connection with our implementation of the remediation efforts as described above, our principal executive officer and principal financial officer concluded that no other changes during the quarter ended December 31, 2025 materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

(b) Director and Officer Trading Arrangements

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

We have adopted an insider trading prevention policy governing the purchase, sale and other dispositions of our securities that applies to each of our directors, officers, employees, consultants and their immediate family members. We believe the insider trading prevention policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our insider trading prevention policy is filed as Exhibit 19.1 hereto. It is also our policy that we do not engage in transactions in Company securities while in possession of material nonpublic information concerning the Company or our securities.

The other information required by this item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders.

The table below sets forth information with regard to securities authorized for issuance under our equity compensation plans as of December 31, 2025. As of December 31, 2025, we had four active equity compensation plans, each of which was approved by our stockholders:

●	Amended and Restated 2010 Employee, Director and Consultant Equity Incentive Plan;
●	2019 Equity Incentive Plan;
●	Amended and Restated 2019 Equity Incentive Plan; and
●	Amended and Restated 2010 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,473,433	$12.00	9,920,123
Equity compensation plans not approved by security holders	—	—	—
Total	10,473,433	$12.00	9,920,123

(1)	Amount includes the number of shares subject to issuance upon exercise of 3,399,109 outstanding stock options and vesting of 7,074,324 RSUs.
(2)	Amount includes all outstanding stock options but does not include RSUs, which do not have an exercise price.
(3)

Consists of 6,185,663 shares available for future issuance under the Amended and Restated 2019 Equity Incentive Plan and 3,734,460 shares available for future issuance under the Amended and Restated 2010 Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders.

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
10.19.1++

Third Amendment to the Amended and Restated Exclusive License Agreement dated as of December 18, 2025, by and among VectivBio AG and Ferring International Center S.A., and, solely for purposes of a limited payment guarantee, Ironwood Pharmaceuticals, Inc.

		Current Report on Form 8-K (File No. 001-34620)	December 23, 2025

10.20++	Development and Commercialization Agreement by and between VectivBio AG and Asahi Kasei Pharma Corporation, dated as of March 30, 2022	Annual Report on Form 20-F (File No. 001-40316)	April 19, 2023
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

		Current Report on Form 8-K (File No. 001-34620)	September 30, 2024
10.22	Lease Agreement for facilities at 100 Summer Street, Boston, Massachusetts, dated as of June 11, 2019, by and between Ironwood Pharmaceuticals, Inc. and MA-100 Summer Street Owner, L.L.C.	Current Report on Form 8-K (File No. 001-34620)	June 13, 2019
10.23	Tax Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
10.24	Employee Matters Agreement, dated as of March 30, 2019, by and between Ironwood Pharmaceuticals, Inc. and Cyclerion Therapeutics, Inc.	Current Report on Form 8-K (File No. 001-34620)	April 4, 2019
10.25	Base Call Option Transaction Confirmation for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.26	Base Call Option Transaction Confirmation, for the 2026 Notes, dated as of August 7, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
10.27	Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019

10.28	Additional Call Option Transaction Confirmation for the 2026 Notes, dated as of August 12, 2019, between Ironwood Pharmaceuticals, Inc. and Credit Suisse Capital LLC	Current Report on Form 8-K (File No. 001-34620)	August 13, 2019
19.1	Insider Trading Prevention Policy	Annual Report on Form 10-K (File No. 001-34620)	March 31, 2025
21.1*	Subsidiaries of Ironwood Pharmaceuticals, Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act
32.1‡	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2‡	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
97.1	Policy for Recoupment of Incentive Compensation	Annual Report on Form 10-K (File No. 001-34620)	February 16, 2024
101.INS*	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Database

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
*	Filed herewith.
‡	Furnished herewith.
+

Confidential treatment has been granted as to certain portions of the exhibit, which portions have been omitted and have been separately filed with the SEC pursuant to the confidential treatment request.

++	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Management contract or compensatory plan, contract, or arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on the 26th day of February 2026.

Ironwood Pharmaceuticals, Inc.
By:	/s/ Thomas McCourt
Thomas McCourt
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas McCourt	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Thomas McCourt
/s/ Gregory Martini	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Gregory Martini
/s/ Ronald Silver	Senior Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Ronald Silver

/s/ Julie H. McHugh	Chair of the Board	February 26, 2026
Julie H. McHugh

/s/ Mark Currie	Director	February 26, 2026
Mark Currie

/s/ Alexander Denner	Director	February 26, 2026
Alexander Denner

/s/ Jon Duane	Director	February 26, 2026
Jon Duane

/s/ Marla Kessler	Director	February 26, 2026
Marla Kessler

/s/ Catherine Moukheibir	Director	February 26, 2026
Catherine Moukheibir

/s/ Jay P. Shepard	Director	February 26, 2026
Jay P. Shepard

Index to Consolidated Financial Statements of
Ironwood Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Ironwood Pharmaceuticals, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Ironwood Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of the pension benefit obligation

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company maintains a defined benefit plan for employees in Switzerland. As of December 31, 2025, the Company’s projected benefit obligation was $15.5 million. The measurement of the projected benefit obligation is based on actuarial assumptions that require judgment, which include the discount rate used in determining the projected benefit obligation.

We identified the evaluation of the projected benefit obligation as a critical audit matter. Subjective auditor judgment was required to evaluate the discount rate used in determining the projected benefit obligation because of the need to involve professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls over the Company’s projected benefit obligation measurement process, including a control related to the determination of the discount rate. We involved an actuarial professional with specialized skills and knowledge, who assisted in 1) understanding and assessing the actuarial method and assumptions used to measure the projected benefit obligation, and 2) evaluating changes in the discount rate from prior year against changes in published indices.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Boston, Massachusetts

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ironwood Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ironwood Pharmaceuticals, Inc. (the Company) as of December 31, 2024, the related consolidated statement of income, comprehensive income, stockholders' deficit, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 1998 to 2025.

Boston, Massachusetts

March 31, 2025

Ironwood Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$215,456	$88,559
Accounts receivable, net	46,745	81,886
Prepaid expenses and other current assets	11,977	11,923
Total current assets	274,178	182,368
Property and equipment, net	3,408	4,495
Operating lease right-of-use assets	9,340	11,028
Intangible assets, net	2,040	2,860
Deferred tax assets	103,433	144,234
Other assets	4,502	5,923
Total assets	$396,901	$350,908
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,898	$2,127
Accrued research and development costs	3,149	6,681
Accrued expenses and other current liabilities	33,239	26,849
Current portion of operating lease liabilities	3,252	3,189
Current portion of convertible senior notes	199,680	—
Total current liabilities	242,218	38,846
Operating lease obligations, net of current portion	9,870	12,304
Convertible senior notes, net of current portion	—	198,988
Revolving credit facility	385,000	385,000
Other liabilities	21,648	17,105
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized and 163,058,316 shares issued and outstanding as of December 31, 2025 and 500,000,000 shares authorized and 160,205,899 shares issued and outstanding as of December 31, 2024	163	160
Additional paid-in capital	1,412,780	1,395,317
Accumulated deficit	(1,673,718)	(1,697,735)
Accumulated other comprehensive income (loss)	(1,060)	923
Total stockholders’ deficit	(261,835)	(301,335)
Total liabilities and stockholders’ deficit	$396,901	$350,908

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
Revenues:
Collaborative arrangements revenue	$296,151	$351,410
Total revenues	296,151	351,410
Costs and expenses:
Research and development	95,136	111,421
Selling, general and administrative	82,256	144,272
Restructuring, net	20,257	2,593
Total costs and expenses	197,649	258,286
Income from operations	98,502	93,124
Other income (expense):
Interest expense and other financing costs	(32,746)	(33,034)
Interest and investment income	4,076	4,468
Other	193	640
Other income (expense), net	(28,477)	(27,926)
Income before income taxes	70,025	65,198
Income tax expense	(46,008)	(64,318)
Net income	$24,017	$880

Net income per share — basic and diluted	$0.15	$0.01
Weighted average shares used in computing net income per share — basic:	161,842	159,083
Weighted average shares used in computing net income per share — diluted:	162,983	160,084

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
Net income	$24,017	$880
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(2,754)	2,901
Defined benefit pension plan	771	1,053
Total other comprehensive income (loss), net of tax	(1,983)	3,954
Comprehensive income	$22,034	$4,834

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of December 31, 2023	156,354,238	$156	$1,355,195	$(1,698,615)	$(3,031)	$(346,295)
Issuance of common stock related to share-based awards and employee stock purchase plan	3,851,661	4	11,009	—	—	11,013
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	29,850	—	—	29,850
Taxes paid related to net share settlement of share-based awards	—	—	(737)	—	—	(737)
Net income	—	—	—	880	—	880
Other comprehensive income, net of tax	—	—	—	—	3,954	3,954
Balance as of December 31, 2024	160,205,899	$160	$1,395,317	$(1,697,735)	$923	$(301,335)
Issuance of common stock related to share-based awards and employee stock purchase plan	2,852,417	3	213	—	—	216
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	17,250	—	—	17,250
Net income	—	—	—	24,017	—	24,017
Other comprehensive loss, net of tax	—	—	—	—	(1,983)	(1,983)
Balance as of December 31, 2025	163,058,316	$163	$1,412,780	$(1,673,718)	$(1,060)	$(261,835)

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$24,017	$880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,881	2,011
Loss on disposal of property and equipment	89	75
Share-based compensation expense	17,250	29,850
Non-cash interest expense	1,668	1,904
Non-cash lease expense	1,688	1,558
Deferred income taxes	40,801	68,090
Changes in assets and liabilities:
Accounts receivable, net	35,148	47,236
Prepaid expenses and other current assets	367	89
Other assets	447	(854)
Accounts payable and accrued expenses	6,201	(20,208)
Accrued research and development costs	(4,106)	(14,650)
Operating lease liabilities	(2,371)	(2,176)
Other liabilities	3,964	(10,256)
Net cash provided by operating activities	127,044	103,549
Cash flows from investing activities:
Purchases of property and equipment	(34)	(142)
Net cash used in investing activities	(34)	(142)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	216	11,013
Taxes paid related to net share settlement of share-based awards	—	(737)
Repayment of 2024 Convertible Notes	—	(200,000)
Proceeds from revolving credit facility	—	150,000
Costs associated with revolving credit facility	—	(2,246)
Repayments of revolving credit facility	—	(65,000)
Net cash provided by (used in) financing activities	216	(106,970)
Effect of exchange rate changes on cash and cash equivalents	(329)	(32)
Net increase (decrease) in cash and cash equivalents	126,897	(3,595)
Cash and cash equivalents, beginning of period	88,559	92,154
Cash and cash equivalents, end of period	$215,456	$88,559

Supplemental cash flow disclosure:
Cash paid for interest	$30,333	$32,563
Cash paid for income taxes	$3,543	$8,408

The accompanying notes are an integral part of these consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Ironwood Pharmaceuticals, Inc. (“Ironwood” or the “Company”) is a biotechnology company developing and commercializing life-changing therapies for people living with gastrointestinal (“GI”) and rare diseases. The Company is focused on the development and commercialization of innovative product opportunities in areas of significant unmet need, leveraging its demonstrated expertise and capabilities in GI and rare diseases.

LINZESS® (linaclotide), the Company’s commercial product, is the first product approved by the United States Food and Drug Administration (the “U.S. FDA”) in a class of GI medicines called guanylate cyclase type C agonists (“GC-C agonists”) and is indicated, in the U.S., for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in adults and pediatric patients 7 years of age and older, chronic idiopathic constipation (“CIC”) in adults, and functional constipation (“FC”) in pediatric patients ages 6-17 years-old. LINZESS is also available for the treatment of adults with IBS-C or CIC in Mexico, adults with IBS-C or chronic constipation in Japan, and adults with IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® for the treatment of adults with IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adults with IBS-C in certain European countries.

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

The Company was incorporated in Delaware on January 5, 1998 as Microbia, Inc. On April 7, 2008, the Company changed its name to Ironwood Pharmaceuticals, Inc. To date, the Company has dedicated a majority of its activities to the research, development and commercialization of linaclotide, as well as to other research and development programs, including apraglutide.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2025 include the accounts of Ironwood, its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation, Ironwood Pharmaceuticals GmbH, VectivBio AG, and GlyPharma Therapeutic Inc. (“GlyPharma”). All intercompany transactions and balances are eliminated in consolidation.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company currently operates in one reportable business segment – human therapeutics. The Company’s reportable business segment is more fully described in Note 16, Segment Reporting, to these consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds, U.S. Treasury securities, and commercial paper. The carrying amount of cash equivalents approximates fair value. The amount of cash equivalents included in cash and cash equivalents was $184.3 million and $55.0 million as of December 31, 2025 and 2024, respectively.

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

Accounts Receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for credit losses when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables relate primarily to amounts reimbursed under its collaboration, license, and other agreements. The Company believes that credit risks associated with these partners are not significant. The Company reviews the need for an allowance for credit losses for its receivables based on various factors including payment history and historical bad debt experience. The Company had no allowance for credit losses as of December 31, 2025 or 2024.

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

The percentages of revenue recognized from significant collaborative partners of the Company in the years ended December 31, 2025 and 2024 and the account receivable balances, net of any payables due, as of December 31, 2025 and 2024 are included in the following table:

	Accounts Receivable		Revenue
	December 31,		Year Ended December 31,
	2025	2024	2025	2024
Collaborative Partner:
AbbVie (North America and Europe)	99%	99%	100%	99%

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

Leases

The Company’s lease portfolio for the year ended December 31, 2025 included: office leases for its current headquarters location and other locations, vehicle leases, and leases for computer and office equipment. The Company determines if an arrangement is a lease at the inception of the contract and determines the classification of its leases at lease commencement. The asset component of the Company’s operating leases is recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s consolidated balance sheets. As of December 31, 2025, the Company did not record any finance leases.

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

Derivative Assets and Liabilities

In August 2019, the Company issued 0.75% Convertible Senior Notes due 2024 (the “2024 Convertible Notes”) and 1.50% Convertible Senior Notes due 2026 (the “2026 Convertible Notes”). In connection with the issuance of the 2024 Convertible Notes and the 2026 Convertible Notes, the Company entered into the Capped Calls (as defined in Note 9, Debt, below). The Capped Calls cover the same number of shares of Class A Common Stock that initially underlie the 2024 Convertible Notes and the 2026 Convertible Notes (subject to anti-dilution and certain other adjustments). These instruments meet the conditions outlined in ASC Topic 815, Derivatives and Hedging (“ASC 815”) to be classified in stockholders’ equity (deficit) and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Capped Calls related to the 2024 Convertible Notes expired unexercised upon maturity of the 2024 Convertible Notes in June 2024.

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

Agreements that include the supply of active pharmaceutical ingredient (“API”) or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. The Company assesses if these options provide a material right to its partner, and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded as revenue when the customer obtains control of the goods, which is typically upon shipment for sales of API and finished drug product.

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

Defined Benefit Pension Obligations

Pension benefits earned during the year, as well as interest on projected benefit obligations (“PBO”), are accrued. Service costs are recognized within research and development expenses or selling, general and administrative expenses, depending on the function of the plan participant. All other components of net period costs are recognized within other income (expense), net. Prior service costs and credits resulting from changes in plan benefits are recognized in other comprehensive income (loss) in the period in which they occur and then amortized to net periodic benefit costs generally over the average remaining service period of the active participants. Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are recognized in other comprehensive income (loss) in the period in which they occur. To the extent such gains and losses exceed 10% of the PBO or the estimated fair value of plan assets, the excess is amortized into net periodic benefit costs, generally over the average remaining service period of the active participants. The Company recognizes a pension plan’s funded status as either an asset or liability in its consolidated balance sheets.

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

Patent Costs

Legal and other fees related to patents are charged to selling, general and administrative expenses as incurred.

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

Foreign Currency Translation

For subsidiaries with a different functional currency than the U.S. dollar, assets and liabilities are translated at the exchange rates as of the balance sheet date and income and expense items are translated at the average exchange rates for the reporting period. Adjustments resulting from the translation of the financial statements of foreign subsidiaries are recorded in accumulated comprehensive income (loss), a separate component of stockholders’ deficit.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and certain changes in the fair value of pension plan assets and projected benefit obligation attributed to the Company’s defined benefit pension plans. Accumulated other comprehensive income (loss) is presented as a separate component of stockholders’ deficit.

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2025, but prior to the filing of the financial statements with the Securities and Exchange Commission (“SEC”) to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the year ended December 31, 2025 that had a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of annual income tax disclosures by requiring greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, ASU 2023-09 may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 during the year ended December 31, 2025, on a prospective basis. The expanded disclosures are included in the consolidated financial statements (Note 13).

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

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The guidance in ASU 2025-05 amends ASC Topic 326, Financial Instruments—Credit Losses, to provide a practical expedient to simplify estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The practical expedient, if elected, allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard is effective for annual fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. Entities that elect the practical expedient should apply the guidance prospectively. The Company is currently evaluating the impact that the adoption of ASU 2025-05 may have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The guidance in ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs under ASC Subtopic 350-40, Internal Use Software. The standard is effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Entities may elect to apply the guidance prospectively, retrospectively, or through a modified prospective transition method. The Company is currently evaluating the impact that the adoption of ASU 2025-06 may have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). The guidance in ASU 2025-07 expands the scope exceptions within ASC Topic 815, Derivatives and Hedging, to include certain nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract, including research and development funding arrangements. The standard is effective for annual fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2026, with early adoption permitted. Entities should apply the amendments either prospectively for contracts entered into on or after the date of adoption or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings for contracts that exist as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact that the adoption of ASU 2025-07 may have on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Narrow-Scope Improvements (“ASU 2025-11”). The guidance in ASU 2025-11 amends ASC Topic 270, Interim Reporting, to provide clarity on the current interim reporting requirements as well as requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity through the addition of the disclosure principle. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2025-11 may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2025-11 may have on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”). The guidance in ASU 2025-12 provides incremental improvements to accounting standards for a broad range of topics. The standard is effective for annual fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2026, with early adoption permitted. Upon adoption, ASU 2025-12 may be applied prospectively or retrospectively on an issue-by-issue basis. The Company is currently evaluating the impact that the adoption of ASU 2025-12 may have on its consolidated financial statements.

Other recent accounting pronouncements issued, but not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated financial statements upon future adoption.

3. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net income	$24,017	$880
Numerator used in computing net income per share — basic & diluted	$24,017	$880

Denominator:
Weighted average number of common shares outstanding used in computing net income per share — basic	161,842	159,083
Effect of dilutive securities:
Time-based RSUs	598	425
Performance-based RSUs	396	480
Restricted stock	147	96
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income per share — diluted	162,983	160,084
Net income per share — basic & diluted	$0.15	$0.01

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

On December 15, 2025, the Company elected to settle conversions of the 2026 Convertible Notes through cash payment equal to the principal value and shares of Class A Common Stock for the conversion premium, if any (Note 9). Accordingly, interest expense is added to the numerator and the calculated spread is added to the denominator only for the period the 2026 Convertible Notes were outstanding prior to the settlement method election, to the extent an assumed conversion is dilutive. Interest expense was excluded from the numerator and there was no calculated spread added to the denominator because an assumed conversion would be anti-dilutive.

The outstanding securities set forth in the following table have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024
Stock options	3,709	4,821
Time-based RSUs	3,403	3,596
Performance-based RSUs	—	34
2026 Convertible Notes	14,277	14,934
Total	21,389	23,385

There was no dilutive impact of the 2024 Convertible Notes for the year ended December 31, 2024 because the Company had elected prior to the beginning of the period to settle the conversion of 2024 Convertible Notes, if any, with a combination settlement of a cash payment equal to the principal value of converted notes and shares of Class A Common Stock equal to the conversion value in excess of the principal value, if any (Note 9). Accordingly, interest expense was removed from the numerator and there was no calculated spread added to the denominator because the average market price of the Company’s Class A Common Stock during the period was not in excess of the conversion price.

4. Collaboration, License, and Other Agreements

The Company has linaclotide collaboration agreements with AbbVie for North America and AstraZeneca for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The following table provides amounts included in the Company’s consolidated statements of income as collaborative arrangements revenue attributable to transactions from these and other agreements (in thousands):

	Year Ended December 31,
Collaborative Arrangements Revenue	2025	2024
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$292,356	$343,154
AbbVie (Europe and other)	3,633	3,236
AstraZeneca (China, including Hong Kong and Macau)	321	364
Astellas (Japan)	1,685	1,673
Other Agreements:
Asahi Kasei Pharma Corporation (apraglutide)	(1,931)	2,249
Other	87	734
Total collaborative arrangements revenue	$296,151	$351,410

Accounts receivable, net, included $46.7 million and $81.9 million primarily related to collaborative arrangements revenue, collectively, as of December 31, 2025 and 2024, respectively. Accounts receivable, net, included $46.2 million and $81.3 million due from the Company’s partner, AbbVie, net of $2.7 million and $3.1 million of accounts payable, as of December 31, 2025 and 2024, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company did not experience any material losses related to receivables from its license or collaboration partners during the years ended December 31, 2025 or 2024.

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

During the years ended December 31, 2025 and 2024, the Company incurred $7.5 million and $7.4 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $5.0 million and $8.6 million in incremental research and development costs during the years ended December 31, 2025 and 2024, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America during the years ended December 31, 2025 and 2024 as follows (in thousands):

	Year Ended December 31,
	2025	2024
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$289,317	$340,394
Royalty revenue	3,039	2,760
Total collaborative arrangements revenue	$292,356	$343,154

The Company incurred $4.4 million and $39.3 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the years ended December 31, 2025 and 2024, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $3.0 million and $2.8 million of combined royalty revenues from Canada and Mexico during the years ended December 31, 2025 and 2024, respectively.

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

The Company recognized $3.6 million and $3.2 million of royalty revenue during the years ended December 31, 2025 and 2024, respectively.

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

During the years ended December 31, 2025 and 2024, the Company recognized $1.7 million and $1.7 million of royalty revenue, respectively.

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

During the years ended December 31, 2025 and 2024, the Company recognized $0.3 million and $0.4 million of royalty revenue, respectively.

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

During the second quarter of 2025, the Company recorded a $2.9 million reduction to cumulative collaborative arrangements revenue due to an increase in estimated development costs in connection with the confirmatory Phase III clinical trial needed to seek U.S. FDA approval for apraglutide.

The Company recognized a net reduction of revenue in the amount of $1.9 million during the year ended December 31, 2025, related to development activities. The Company recognized $2.2 million of revenue during the year ended December 31, 2024. As of December 31, 2025, current deferred revenue of $1.1 million and non-current deferred revenue of $5.3 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the consolidated balance sheets. Deferred revenue related to development activities is expected to be recognized over the course of the development activities, which are anticipated to be substantially complete by 2030.

License Agreement with Ferring

In August 2012, as subsequently amended and restated in December 2016, GlyPharma entered into an exclusive licensing agreement with Ferring International Center S.A. (“Ferring”), pursuant to which Ferring granted GlyPharma an exclusive, worldwide, sublicensable license under certain patent rights and know-how controlled by Ferring relating to apraglutide and certain know-how controlled by Ferring relating to specified alternate drug compounds, to research, develop, manufacture, make, have made, import, export, use, sell, distribute, promote, advertise, dispose of or offer to sell (i) products containing apraglutide whose manufacture, use or sale is covered by a valid claim of the licensed patents, or licensed products and (ii) products, containing a specified alternate drug compound, or alternate drug products. In April 2021, the license agreement was transferred and assigned to VectivBio AG, a subsidiary of VectivBio.

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

On October 2, 2025, Ferring filed a complaint against VectivBio AG, for trade secret misappropriation and correction of patent inventorship and ownership in the U.S. District Court in the Eastern District of Texas. On December 18, 2025, the Company and Ferring entered into an agreement to settle the claims for $12.5 million and amended the terms of the licensing agreement to require VectivBio AG to pay a low single-digit percentage royalty from the end of the seventh year from such first commercial sale through the date on which such licensed product ceases to be covered by a valid claim of a patent. In connection with the settlement, the Company recorded a charge of $12.5 million as selling, general, and administrative expense in the consolidated statements of income during the year ended December 31, 2025. VectivBio AG paid $7.5 million in December 2025 and is obligated to pay the remaining $5.0 million on or by December 31, 2026, subject to accelerated payment in certain circumstances. As of December 31, 2025, the remaining obligation of $5.0 million is recorded in accrued expenses and other liabilities in the consolidated balance sheet.

Other Collaboration and License Agreements

Collaboration and License Option Agreement with COUR

In November 2021, the Company entered into the collaboration and license option agreement (the “COUR Collaboration Agreement”) with COUR Pharmaceutical Development Company, Inc. (“COUR”), pursuant to which the Company was granted an option (the “Option”) to acquire an exclusive license to research, develop, manufacture and commercialize, in the U.S., products containing CNP-104 for the treatment of PBC. COUR has initiated a Phase II clinical study to evaluate the safety, tolerability, and pharmacodynamic effects and efficacy of CNP-104 in PBC patients. After reviewing the data from the clinical study for CNP-104, the Company had the right to exercise the Option and pay COUR $35.0 million in exchange for the license, subject to the Company’s right to apply a credit against such payment as described below.

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

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$164,907	$164,907	$—	$—
U.S. Treasury securities	11,479	—	11,479	—
Commercial paper	7,880	—	7,880	—
Total assets measured at fair value	$184,266	$164,907	$19,359	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$36,010	$36,010	$—	$—
U.S. Treasury securities	11,044	—	11,044	—
Commercial paper	7,928	—	7,928	—
Total assets measured at fair value	$54,982	$36,010	$18,972	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations as of December 31, 2025 and 2024 are carried at amounts that approximate fair value due to their short-term maturities.

Convertible Senior Notes

In August 2019, the Company issued $200.0 million aggregate principal amount of its 2026 Convertible Notes (Note 9). The fair value of the 2026 Convertible Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A Common Stock and the volatility thereof, and the prices for the 2026 Convertible Notes observed in market trading, which are Level 2 inputs.

The estimated fair value of the 2026 Convertible Notes was $189.3 million and $186.6 million as of December 31, 2025 and 2024, respectively.

Capped Calls with Respect to 2026 Convertible Notes

In connection with the issuance of the 2026 Convertible Notes, the Company entered into the Capped Calls (as defined in Note 9, Debt, below) with certain financial institutions. The Capped Calls cover 14,933,740 shares of Class A Common Stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of Class A Common Stock that initially underlie the 2026 Convertible Notes. The Capped Calls have an initial strike price of approximately $13.39 per share, which corresponds to the initial conversion price of the 2026 Convertible Notes, and have a cap price of approximately $17.05 per share (Note 9). The strike price and cap price are subject to anti-dilution adjustments generally similar to those applicable to the 2026 Convertible Notes. These instruments meet the conditions outlined in ASC 815, to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met (Note 9).

Revolving Credit Agreement

Outstanding borrowings under the revolving credit facility (Note 9) are carried at amounts that approximate fair value based on their nature, terms, credit spreads, and variable interest rates, which are Level 3 inputs.

6. Leases

The Company’s lease portfolio for the year ended December 31, 2025 included: an office lease for its current headquarters location and other locations, vehicle leases, and leases for computer and office equipment.

The Company’s headquarters office lease and vehicle leases require letters of credit totaling $0.6 million to secure the Company’s obligations under the lease agreements. The letters of credit are maintained under a subfacility of the revolving credit agreement (Note 9).

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended
	December 31,
	2025	2024
Operating lease cost	$2,507	$2,507
Short-term lease cost	354	1,520
Total lease cost	$2,861	$4,027

Supplemental information related to leases for the periods reported is as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$3,189	$3,126
Weighted-average remaining lease term of operating leases (in years)	4.4	5.4
Weighted-average discount rate of operating leases	5.8%	5.8%

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

As of lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. As of December 31, 2025, the balances of the right-of-use asset and operating lease liability were $9.3 million and $13.1 million, respectively. As of December 31, 2024, the balances of the right-of-use asset and operating lease liability were $11.0 million and $15.5 million, respectively.

Lease costs recorded during each of the years ended December 31, 2025 and 2024 were $2.5 million.

Future minimum lease payments under the Summer Street Lease as of December 31, 2025 are as follows (in thousands):

2026	$3,252
2027	3,317
2028	3,384
2029	3,451
2030	1,450
Total future minimum lease payments	14,854
Less: present value adjustment	(1,732)
Operating lease liabilities	13,122
Less: current portion of operating lease liabilities	(3,252)
Operating lease liabilities, net of current portion	$9,870

7. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Software	$214	$1,567
Leasehold improvements	7,443	7,407
Furniture and fixtures	1,759	1,732
Computer and office equipment	1,997	2,154
	11,413	12,860
Less accumulated depreciation and amortization	(8,005)	(8,365)
	$3,408	$4,495

Depreciation expense of property and equipment was $1.1 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation and benefits	$11,590	$14,547
Accrued litigation settlement	5,000	—
Accrued interest	4,437	4,771
Deferred revenue	1,107	2,032
Accrued taxes	927	521
Accrued restructuring liabilities	771	560
Other	9,407	4,418
Total accrued expenses and other current liabilities	$33,239	$26,849

As of December 31, 2025 and 2024, other accrued expenses were comprised primarily of $9.4 million and $4.3 million of uninvoiced vendor liabilities, respectively.

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

The Company held the option to determine the settlement method for conversions of the 2026 Convertible Notes through payment or delivery, as the case may be, of cash, shares of the Company’s Class A Common Stock, or a combination of cash and shares of Class A Common Stock (subject to, and in accordance with, the settlement provisions of the applicable Indenture). The Company has elected to settle conversion of the 2026 Convertible Notes through cash payment equal to the principal value and shares of Class A Common Stock for the conversion premium, if any.

Holders of the 2026 Convertible Notes had the right to convert their 2026 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2025 upon the occurrence of certain circumstances and no such conversions occurred. On or after December 15, 2025, until the close of business on the second scheduled trading day immediately preceding June 15, 2026, holders may convert their 2026 Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder.

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

The Company accounts for convertible debt instruments as a single liability measured at amortized cost.

The Company’s outstanding balance for the 2026 Convertible Notes consisted of the following (in thousands):

	2025	2024
Principal:	$200,000	$200,000
Less: unamortized debt issuance costs	(320)	(1,012)
Net carrying amount	$199,680	$198,988

The outstanding balance of the 2026 Convertible Notes is classified as a current liability and non-current liability as of December 31, 2025 and December 31, 2024, respectively.

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

The Company determined the expected life of the 2026 Convertible Notes was equal to its approximately seven-year term. The effective annual interest rate of the 2026 Convertible Notes for the period from the date of issuance through December 31, 2025 was 1.9%. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to convertible senior notes (in thousands):

	Year Ended December 31,
	2025	2024
Contractual interest expense	$3,000	$3,688
Amortization of debt issuance costs	692	1,119
Total interest expense	$3,692	$4,807

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement). The Company is required to maintain a maximum consolidated secured net leverage ratio of 3.50 to 1.00 until the end of the final quarter of 2025 (the “Initial Period”), (ii) 3.25 to 1.00 until the end of the first quarter of 2026 (the “Interim Period”) and (iii) 3.00 to 1.00 thereafter, and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to (i) 4.00 to 1.00 during the Initial Period, (ii) 3.75 to 1.00 during the Interim Period and (iii) 3.50 to 1.00 thereafter, in each case for up to four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of December 31, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.

In connection with the initial execution of the Revolving Credit Agreement during the second quarter of 2023 and the amendment executed in the third quarter of 2024, the Company incurred $2.9 million and $2.2 million of debt issuance costs, respectively, which consisted primarily of lender fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $2.9 million and $3.9 million as of December 31, 2025 and 2024, respectively.

The outstanding principal balance on the Revolving Credit Facility was $385.0 million as of December 31, 2025 and 2024.

The following table sets forth total interest expense recognized related to Revolving Credit Agreement (in thousands):

	Year Ended December 31,
	2025	2024
Contractual interest expense	$27,341	$27,643
Amortization of debt issuance costs	976	785
Other financing costs	737	50
Total interest expense	$29,054	$28,478

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

Other Funding Commitments

As of December 31, 2025, the Company has ongoing studies in various pre-clinical and clinical trial stages. The Company’s most significant clinical trial expenditures are to contract research organizations and contract manufacturing organizations. These contracts are generally cancellable, with notice, at the Company’s option and do not have any significant cancellation penalties.

The Company has entered into a manufacturing supply agreement for apraglutide, which includes certain minimum purchase commitments. The future minimum purchase commitments under this agreement range from $1.0 million to $3.9 million per year through 2030.

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2025 and 2024.

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

Common Stock

The Company has one class of common stock (“Class A Common Stock”). Class A Common Stock is entitled to one vote per share. The Company has reserved, out of its authorized but unissued shares of Class A Common Stock, sufficient shares to effect the conversion of the 2026 Convertible Notes pursuant to the terms thereof (Note 9).

The Company’s stockholders are entitled to dividends if and when declared by the board of directors.

12. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, RSAs, RSUs, and other share-based awards are available for grant to employees, officers, directors and consultants of the Company.

The following table summarizes share-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2025	2024
Time-based RSUs	$13,486	$21,425
Performance-based RSUs	2,767	6,422
Restricted stock awards	654	1,492
Employee stock purchase plan	184	451
Stock options	99	—
Stock awards	60	60
Total share-based compensation expense	$17,250	$29,850

The following table summarizes the share-based compensation expense reflected in the consolidated statements of income (in thousands):

	Year Ended December 31,
	2025	2024
Share-based compensation expense:
Research and development	$5,447	$7,552
Selling, general and administrative	11,704	22,298
Restructuring	99	—
Total share-based compensation expense included in operating expenses	17,250	29,850
Income tax expense	2,519	3,414
Total share-based compensation expense, net of tax	$14,731	$26,436

Restructuring expenses include modifications to share-based awards held by employees impacted by certain workforce reductions (Note 15).

Stock Benefit Plans

As of December 31, 2025, the Company has the following active stock benefit plans pursuant to which awards are currently outstanding: the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Equity Plan”), the 2019 Equity Incentive Plan (the “2019 Equity Plan”), the Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) and the Amended and Restated 2010 Employee, Director, and Consultant Equity Incentive Plan (the “2010 Equity Plan”). As of December 31, 2025, there were 9,920,123 shares available for future grant under the A&R 2019 Equity Plan and the 2010 Purchase Plan.

A&R 2019 Equity Plan

During 2023, the Company’s stockholders approved the A&R 2019 Equity Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. Under the A&R 2019 Equity Plan, 6,000,000 shares of Class A Common Stock were initially reserved for issuance. Subsequent to the approval of the A&R 2019 Equity Plan, shares available for grant under the 2019 Equity Plan are made available for grant under the A&R 2019 Equity Plan and awards that are returned to the A&R 2019 Equity Plan, 2019 Equity Plan and 2010 Equity Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for future grant under the A&R 2019 Equity Plan. As of December 31, 2025, 6,185,663 shares were available for future grant under the A&R 2019 Equity Plan.

2019 Equity Plan

During 2019, the Company’s stockholders approved the 2019 Equity Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. Under the 2019 Equity Plan, 10,000,000 shares of Class A Common Stock were initially reserved for issuance. Prior to the approval of the A&R 2019 Equity Plan, awards that were returned to the 2010 Equity Plan as a result of their expiration, cancellation, termination or repurchase were automatically made available for issuance under the 2019 Equity Plan and awards that expired, cancelled, terminated, or were repurchased under the 2019 Equity Plan were no longer available for future grant. As of December 31, 2025, there were no shares available for future grant under the 2019 Equity Plan.

2010 Purchase Plan

During 2010, the Company’s stockholders approved the 2010 Purchase Plan, which gives eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. Each offering period is six months. There were 400,000 shares of common stock initially reserved for issuance pursuant to the 2010 Purchase Plan. The number of shares available for future grant under the 2010 Purchase Plan may be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 1,000,000 shares, (ii) 1% of the Class A shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the board of directors. As of December 31, 2025, there were 3,734,460 shares available for future grant under the 2010 Purchase Plan.

2010 Equity Plan

The 2010 Equity Plan provided for the granting of stock options, RSAs, RSUs, and other share-based awards to employees, officers, directors, consultants, or advisors of the Company. As of December 31, 2025, there were no shares available for future grant under the 2010 Equity Plan.

Restricted Stock Awards

RSAs are granted to non-employee members of the board of directors under restricted stock agreements in accordance with the terms of the Company’s equity plans and the Company’s non-employee director compensation policy, effective May 2019. Annual restricted stock grants to each non-employee member of the board of directors vest in full on the date immediately preceding the next annual meeting of stockholders, provided the individual continues to serve on the Company’s board of directors through each vest date. Initial restricted stock grants to new non-employee members of the board of directors vest annually over a three-year period from the date of grant provided the individual continues to serve on the Company’s board of directors through each vest date.

A summary of restricted stock activity for the year ended December 31, 2025 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested as of December 31, 2024	194,488	$5.70
Granted	360,000	0.80
Vested	(194,488)	5.70
Forfeited	(45,000)	0.80
Unvested as of December 31, 2025	315,000	$0.80

The weighted-average grant date fair value per share of RSAs granted during the years ended December 31, 2025 and 2024, was $0.80 and $5.70, respectively. The total fair value of RSAs that vested during the years ended December 31, 2025 and 2024 was $0.1 million and $1.0 million, respectively.

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

A summary of time-based RSU activity for the year ended December 31, 2025 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding as of December 31, 2024	5,351,507	$10.89
Granted	4,017,510	1.65
Vested and released	(1,878,766)	10.47
Forfeited	(2,053,525)	8.36
Outstanding as of December 31, 2025	5,436,726	$4.87

The weighted-average grant date fair value per share of time-based RSUs granted during the years ended December 31, 2025 and 2024 was $1.65 and $11.53, respectively. The total fair value of time-based RSUs that vested during the years ended December 31, 2025 and 2024 was $3.6 million and $22.0 million, respectively.

Performance-based RSUs

Performance-based RSUs (“PSUs”) are granted to certain executives. PSUs currently outstanding vest upon the achievement of specified performance criteria over a three-year performance period, generally subject to the executive remaining in continuous service with the Company through the applicable vesting dates. The performance criteria applicable to the PSUs granted in 2025 consisted of relative total shareholder return goals (the “Relative TSR PSUs”). The performance criteria applicable to the PSUs granted in 2024 consisted of an equal weighting of (i) Relative TSR PSUs and (ii) achieving specified stock price targets (the “Absolute TSR PSUs”).

The Relative TSR PSUs and Absolute TSR PSUs are valued using the Monte Carlo simulation method on the date of grant. The weighted average assumptions used to estimate the fair value of Relative TSR PSUs and Absolute TSR PSUs were as follows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	Relative	Relative	Absolute
	TSR PSUs	TSR PSUs	TSR PSUs
Fair value of common stock	$0.76	$12.41	$12.41
Expected volatility	74.1%	38.0%	38.0%
Expected term (in years)	2.8	3.0	3.0
Risk-free interest rate	3.8%	4.2%	4.2%
Expected dividend yield	—%	—%	—%

A summary of PSU activity for the year ended December 31, 2025 is as follows:

		Weighted-
		Average
	Number	Grant Date
	of PSUs	Fair Value
Outstanding as of December 31, 2024	1,108,506	$13.91
Granted	1,017,777	0.17
Vested and released	(260,063)	13.27
Forfeited	(228,622)	10.40
Outstanding as of December 31, 2025	1,637,598	$5.15

The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2025 and 2024 was $0.17 and $14.91, respectively. The total fair value of PSUs that vested during the years ended December 31, 2025 and 2024 was $1.0 million and $9.8 million, respectively.

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

The following table summarizes stock option activity under the Company’s share-based compensation plans:

		Weighted-	Weighted-
	Number of	Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price(1)	Life	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	4,540,264	$12.37	1.97	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(1,141,155)	13.46	—	—
Outstanding as of December 31, 2025	3,399,109	12.00	1.31	—
Vested or expected to vest as of December 31, 2025	3,399,109	12.00	1.31	—
Exercisable as of December 31, 2025	3,399,109	$12.00	1.31	$—
(1)	Amounts relating to stock options granted prior to the separation of the Company’s soluble guanylate cycle business, and certain other assets and liabilities, into Cyclerion Therapeutics, Inc. (the “Separation”) on April 1, 2019 have not been adjusted to reflect the effect of the Separation on the Company’s stock price.

The total intrinsic value of options exercised during the year ended December 31, 2024 was $2.0 million. The intrinsic value was calculated as the difference between the fair value of the Company’s Class A Common Stock at the date of exercise and the exercise price of the option issued.

The following table sets forth the Company's unrecognized share-based compensation expense, net of estimated forfeitures, as of December 31, 2025, by type of award and the weighted-average period over which that expense is expected to be recognized:

	Unrecognized	Weighted-Average
	Expense, Net	Remaining
	of Estimated	Recognition
	Forfeitures	Period
	(in thousands)	(in years)
Type of award:
Time-based RSUs	$12,891	2.42
Performance-based RSUs	925	1.61
Restricted stock awards	111	0.44

The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

13. Income Taxes

The Company is subject to U.S. federal, state, and foreign income taxes. The components of income before income taxes during the years ended on December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
United States	$161,155	$167,091
Foreign	(91,130)	(101,893)
Income before income taxes	$70,025	$65,198

The components of the provision for (benefit from) income taxes during the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current taxes:
Federal	$—	$—
State	4,374	(4,487)
Foreign	833	754
Total current taxes	5,207	(3,733)

Deferred taxes:
Federal	39,071	32,584
State	1,730	35,467
Foreign	—	—
Total deferred taxes	40,801	68,051
Income tax expense	$46,008	$64,318

During the year ended December 31, 2025, the Company recorded income tax expense of $46.0 million, comprised of non-cash tax expense of $40.9 million and cash tax expense of $5.1 million, primarily for state income taxes in certain states in which state taxable income exceeded available net operating losses. During the year ended December 31, 2024, the Company recorded income tax expense of $64.3 million, comprised of non-cash tax expense of $57.8 million and cash tax expense of $6.5 million for state income taxes in certain states in which state taxable income exceeded available net operating losses. Due to the Company’s ability to utilize its net operating losses to offset federal taxable income and taxable income in many states, the majority of the Company’s tax provision is a non-cash tax expense until the Company’s net operating losses have been fully utilized.

A reconciliation of income taxes computed using the U.S. federal statutory rate of 21% to that reflected in the consolidated statements of income, after the adoption of ASU 2023-09, is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025
	Amount	Percent
Income tax expense using U.S. federal statutory rate	$14,705	21.0%

State income taxes, net of federal benefit (1)	4,823	6.9%
Foreign tax effects
Switzerland
Statutory tax rate difference	12,403	17.7%
Change in valuation allowance	6,624	9.5%
Other	90	0.1%
Other foreign jurisdictions	213	0.3%
Nontaxable or nondeductible items
Limitation on executive compensation	(461)	(0.7)%
Stock compensation	6,389	9.1%
Other	152	0.2%
Tax credits	—	0.0%
Change in valuation allowance	428	0.6%
Change in unrecognized tax benefits	686	1.0%
Other adjustments	(44)	(0.1)%
Income tax expense and effective tax rate	$46,008	65.6%

(1) State taxes in California, Colorado, Florda, Illinois, Massachusetts, New Jersey, New York, New York City and Pennsylvania comprised the majority of the tax effect in this category.

A reconciliation of income taxes computed using the U.S. federal statutory rate of 21% to that reflected in the consolidated statements of income, prior to the adoption of ASU 2023-09, is as follows (in thousands):

Year Ended December 31,
2024
Income tax expense (benefit) using U.S. federal statutory rate	$13,692
Foreign tax rate differential	8,111
Permanent differences	788
State income taxes, net of federal benefit	10,992
Executive compensation - Section 162(m)	2,683
Excess tax benefits	749
Tax credits	(1,244)
Expiring net operating losses and tax credits	1,187
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	1,538
Change in the valuation allowance	25,564
Other	258
Income tax expense	$64,318

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

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$155,036	$146,978
Tax credit carryforwards	56,980	58,494
Capitalized research and development	1,528	22,350
Share-based compensation	5,710	9,508
Basis difference on collaboration agreement for North America with AbbVie	3,787	3,585
Accruals and reserves	2,010	3,804
Basis difference on Convertible Notes	240	714
Intangible assets	3,615	3,411
Operating lease liability	3,255	3,892
Other	588	1,452
Total deferred tax assets	232,749	254,188
Deferred tax liabilities:
Fixed assets	(692)	(898)
Operating lease right-of-use asset	(2,317)	(2,777)
Total deferred tax liabilities	(3,009)	(3,675)
Net deferred tax asset	229,740	250,513
Valuation allowance	(126,307)	(106,279)
Net deferred tax asset	$103,433	$144,234

On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. As of December 31, 2025 and 2024, the Company maintained a valuation allowance of $126.3 million and $106.3 million, respectively, on deferred tax assets not expected to be realized, related primarily to deferred tax assets acquired in the VectivBio Acquisition comprised primarily of net operating loss carryforwards in Switzerland, as well as certain state net operating losses and state tax credits that are expected to expire prior to utilization.

The valuation allowance increased by $20.0 million during the year ended December 31, 2025, primarily to offset foreign net operating losses incurred in Switzerland.

The valuation allowance increased by $20.6 million during the year ended December 31, 2024 primarily to offset the foreign net operating losses incurred in Switzerland, to offset certain state net operating losses that are expected to expire prior to utilization, and to offset certain US tax credits that are expected to expire prior to utilization.

Subject to the limitations described below, as of December 31, 2025, the Company had federal net operating loss carryforwards of $190.3 million, of which $60.6 million is subject to expiration between 2036 and 2037 and $129.6 million may be carried forward indefinitely. As of December 31, 2025, the Company had state net operating loss carryforwards of $286.5 million to offset future state taxable income, which is subject to expiration at various dates through 2040. The Company also had tax credit carryforwards of $59.7 million as of December 31, 2025 to offset future federal and state income taxes, which is subject to expiration at various dates through 2045. The Company had foreign net operating loss carryforwards of $798.6 million, which are subject to expiration at various dates through 2032.

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

The following table summarizes the changes in the Company’s unrecognized income tax benefits for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Balance at the beginning of the period	$11,585	$98,218
Increases based on tax positions related to the current period	4,359	4,093
Decreases for tax positions in prior periods	(4,093)	(90,726)
Balance at the end of the period	$11,851	$11,585

The Company had gross unrecognized tax benefits of $11.9 million and $11.6 million as of December 31, 2025 and 2024, respectively. Of the $11.9 million of total unrecognized tax benefits as of December 31, 2025, $7.8 million would, if recognized, affect the Company’s effective tax rate, and the remaining amount would not affect the Company’s effective tax rate, as it relates to a temporary timing difference. Reserves for uncertain tax positions of $13.1 million and $11.8 million are recorded in other liabilities on the Company’s consolidated balance sheets as of December 31, 2025 and 2024, respectively.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company recognized $0.9 million and $0.8 million of interest and penalties related to uncertain tax positions during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, $6.0 million and $5.1 million of interest and penalties have been accrued, respectively.

The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2022 through the present, although net operating losses generated from years prior to 2022 could be subject to examination and adjustments to the extent utilized in future years. There are currently no federal or state income tax audits in progress. The statute of limitations for assessment for foreign jurisdictions is open for tax years ended December 31, 2021 through the present.

The Company made the following income tax payments (net of refunds received) during the year ended December 31, 2025 (in thousands):

Year Ended December 31,
2025
US federal	$ *

US state and local
California	1,642
Illinois	*
Maryland	281
New Jersey	206
New York	*
Wisconsin	218
Other	983
3,330
Foreign
Belgium	213

Total income tax payments (net of refunds received)	$3,543

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

14. Retirement Plans

Defined Contribution Retirement Plans

The Ironwood Pharmaceuticals, Inc. 401(k) Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon employment. Subject to certain IRS limits, eligible employees may elect to contribute from 1% to 100% of their compensation. Company contributions to the plan are at the sole discretion of the Company. During the years ended December 31, 2025 and 2024, the Company provided a matching contribution equal to the greater of: (a) 100% of employee contributions on the first 3% of eligible compensation and 50% of employee contributions on the next 3% of eligible compensation; or (b) 75% of the first $10,000 of employee contributions. During the years ended December 31, 2025 and 2024, the Company recorded $1.2 million and $2.4 million of expense, respectively, related to its 401(k) company match.

Defined Benefit Retirement Plans

The Company maintains a defined benefit plan for employees in Switzerland, as required by local laws. The pension plan provides employees retirement benefits and risk insurance for death and disability. The contributions of employers and employees in general are defined in percentages of the insured’s salary. The retirement pension is calculated based on the old-age credit balance on retirement multiplied by the fixed conversion rate. The employee has the option to withdraw the capital on demand. As is customary with Switzerland pension plans, the assets of the plan are invested in a collective fund with multiple employers. The Company has no investment authority over the assets of the plan, which are held and invested by a Switzerland-based financial services provider. The investment strategy of the Swiss Plan is managed by an independent asset manager with the objective of achieving a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. The Company updates the estimates used to measure employee benefit obligations in the fourth quarter and upon a remeasurement event to reflect the updated actuarial assumptions.

The defined benefit plan in Switzerland is comprised of a basic plan as of December 31, 2025 and 2024.

During each of the years ended December 31, 2025 and 2024, the Company recognized service cost expense in the amount of $1.0 million. Additionally, during the year ended December 31, 2024, the Company recognized a $2.1 million curtailment due to terminations, which reduced net periodic pension cost.

During the year ended December 31, 2025, the Company recognized an increase in accumulated other comprehensive income of $0.8 million, primarily due to actuarial gains. During the year ended December 31, 2024, the Company recognized decrease in accumulated other comprehensive income of $1.1 million, primarily due to the amortization of previously unrecognized actuarial losses.

During the year ended December 31, 2025, employer contributions and employee contributions were $0.7 million and $0.7 million, respectively, and benefits paid, inclusive of settlements, and net of deposits from pension plan assets totaled $6.8 million. During the year ended December 31, 2024, employer contributions and employee contributions were $0.8 million and $0.8 million, respectively, and benefits paid, inclusive of settlements, and net of deposits from pension plan assets totaled $18.1 million. The Company estimates future benefit payments from 2026 to 2030 to range from $0.8 million to $1.2 million per year, and from 2031 and thereafter to be $4.6 million.

As of December 31, 2025, the total fair value of pension plan assets was $13.0 million and the fair value of projected benefit obligations was $15.5 million, resulting in a net liability status of $2.5 million recorded as other liabilities. As of December 31, 2024, the total fair value of pension plan assets was $15.7 million and the fair value of projected benefit obligations was $18.5 million, resulting in a net liability status of $2.8 million recorded as other liabilities. The discount rate used in determining the projected benefit obligation as of December 31, 2025 and 2024 were 1.30% and 1.00%, respectively. The accumulated benefit obligation was $15.0 million and $17.9 million as of December 31, 2025 and 2024, respectively.

The pension plan assets are predominantly comprised of Level 2 assets in the fair value hierarchy, primarily consisting of fixed income, equities and real estate, except for certain mortgage-backed securities valued at $1.8 million and $1.9 million as of December 31, 2025 and 2024, respectively, which are Level 3 assets in the fair value hierarchy.

15. Workforce Reductions and Restructuring

In June 2023, the Company commenced the elimination of certain positions in connection with the VectivBio Acquisition. The majority of the eliminations were substantially completed during the year ended December 31, 2023. The Company recorded $0.2 million and $2.6 million of restructuring expenses, which are primarily comprised of employee severance, benefits and related costs, during the year ended December 31, 2025 and 2024, respectively.

In January 2025, following an analysis of its strategy and core business needs, and in an effort to streamline focus and support the continued development of the Company’s pipeline, the Company commenced a reduction in the Company’s workforce of approximately 50%, primarily consisting of field-based sales employees. The reduction in workforce was substantially completed during the first quarter of 2025. During the year ended December 31, 2025, the Company recorded $17.6 million of restructuring expenses, primarily comprised of severance, benefits, and related costs.

In August 2025, the Company eliminated certain positions supporting apraglutide commercialization efforts, in consideration of delays in development timelines. The reduction in workforce was comprised of 10 positions and was completed during the third quarter of 2025. During the year ended December 31, 2025, the Company recorded $2.4 million of restructuring expenses, primarily comprised of severance, benefits, and related costs.

The following table summarizes the accrued liabilities activity recorded in connection with the reductions in workforce and related restructuring activities during the year ended December 31, 2025 and 2024, respectively (in thousands):

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2024	Charges	Amount Paid	Adjustments	December 31, 2025
January 2025 field-based sales employees reduction	$—	$18,011	$(17,576)	$(363)	$72
August 2025 commercial-related workforce reduction	—	2,224	(1,312)	(222)	690
VectivBio Acquisition-related workforce reduction	615	415	(923)	(96)	11
Total	$615	$20,650	$(19,811)	$(681)	$773

	Amounts				Amounts
	Accrued at				Accrued at
	December 31, 2023	Charges	Amount Paid	Adjustments	December 31, 2024
Headquarters-based workforce reduction	$270	$—	$(270)	$—	$—
VectivBio Acquisition-related workforce reduction	8,102	2,612	(9,990)	(109)	615
Total	$8,372	$2,612	$(10,260)	$(109)	$615

16. Segment Reporting

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

17. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2025 and 2024. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2025
Total revenues	$41,143	$85,239	$122,060	$47,709	$296,151
Total cost and expenses	70,251	39,918	46,576	40,904	197,649
Other income (expense), net	(7,164)	(7,499)	(7,464)	(6,350)	(28,477)
Net income (loss)	(37,386)	23,599	40,080	(2,276)	24,017
Comprehensive income (loss)	(38,015)	21,279	40,392	(1,622)	22,034
Net income (loss) per share—basic (1)	(0.23)	0.15	0.25	(0.01)	0.15
Net income (loss) per share—diluted (1)	(0.23)	0.14	0.23	(0.01)	0.15

(1)	The summation of quarterly basic and diluted net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
2024
Total revenues	$74,877	$94,396	$91,592	$90,545	$351,410
Total cost and expenses	63,857	69,419	65,956	59,054	258,286
Other income (expense), net	(6,062)	(6,101)	(8,267)	(7,496)	(27,926)
Net income (loss)	(4,162)	(860)	3,646	2,256	880
Comprehensive income (loss)	(2,053)	(408)	2,064	5,231	4,834
Net income (loss) per share—basic (1)	(0.03)	(0.01)	0.02	0.01	0.01
Net income (loss) per share—diluted (1)	(0.03)	(0.01)	0.02	0.01	0.01

(1)	The summation of quarterly basic and diluted net income per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.