Form 10-Q
period 2026-03-31
IRONWOOD PHARMACEUTICALS INC
filed 2026-05-07
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 164,613,406 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom; the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.; the commercialization of CONSTELLA® and LINZESS in the applicable markets outside the U.S., as well as our expectations regarding revenue generated from our partners; the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates, such as apraglutide, by us and our partners worldwide; our plan to initiate a confirmatory Phase III clinical trial of apraglutide for the treatment of short bowel syndrome with intestinal failure and the timing, key design elements and endpoints thereof; our ability and the ability of our partners to secure and maintain adequate reimbursement for our products, including the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing; our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale; our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, such as apraglutide, including our post-approval development and regulatory requirements; the ability of apraglutide and our other product candidates to meet existing or future regulatory standards; the safety profile and related adverse events of our products and our product candidates; the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor; our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof; our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestones and other payments under such agreements; our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical studies and clinical trials; our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting; our ability to repay our outstanding indebtedness when due, or redeem or repurchase all or a portion of such debt, as well as the potential benefits of the capped call transactions described herein; asset impairments, and the drivers thereof, and purchase commitments; trends and challenges in our potential markets; the outcome of pending, threatened or future legal proceedings; our ability to attract, motivate and retain key personnel.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including those related to the effectiveness of development and commercialization efforts by us and our partners; preclinical and clinical development, manufacturing and formulation development of linaclotide, apraglutide and our other product candidates; the risk of uncertainty relating to pricing and reimbursement policies in the U.S., which, if not favorable for our products, could hinder or prevent our products’ commercial success; the risk that clinical programs and studies, including for linaclotide pediatric programs and apraglutide, may not progress or develop as anticipated, including that studies are delayed or discontinued for any reason, such as safety, tolerability, enrollment, manufacturing, economic or other reasons; the risk that findings from our completed nonclinical studies and clinical trials may not be replicated in later trials and clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval; the risk that apraglutide will not be approved by the U.S. Food and Drug Administration or other regulatory agencies; the risk of competition or that new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat; the risk that we are unable to successfully partner with other companies to develop and commercialize products or product candidates; the risk that healthcare reform and other governmental and private payor initiatives may have an adverse effect upon or prevent our products’ or product candidates’ commercial success; the efficacy, safety and tolerability of linaclotide and our product candidates; the risk that the commercial and therapeutic opportunities for LINZESS, apraglutide or our other product candidates are not as we expect; decisions by regulatory and judicial authorities; the risk we may never get additional patent protection for linaclotide, apraglutide and other product candidates, that patents for linaclotide, apraglutide or other products may not provide adequate protection from competition, or that we are not able to successfully protect such patents; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risk that the development of any of our linaclotide pediatric programs and/or apraglutide is not successful or that any of our product candidates does not receive regulatory approval or is not successfully commercialized; outcomes in legal proceedings to protect or enforce the patents relating to our products and product candidates, including abbreviated new drug application litigation; the risk that financial and operating results may differ from our projections; developments in the intellectual property landscape; challenges from and rights of competitors or potential competitors; the risk that our planned investments do not have the anticipated effect on our company revenues; developments in accounting guidance or practice; Ironwood’s or AbbVie’s accounting practices, including reporting and settlement practices as between Ironwood and AbbVie; the risk that our indebtedness could adversely affect our financial condition or restrict our future operations; and the additional risks identified under the heading “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 26, 2026. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$220,471	$215,456
Accounts receivable, net	105,842	46,745
Prepaid expenses and other current assets	5,979	11,977
Total current assets	332,292	274,178
Property and equipment, net	3,166	3,408
Operating lease right-of-use assets	8,896	9,340
Intangible assets, net	1,838	2,040
Deferred tax assets	84,237	103,433
Other assets	4,137	4,502
Total assets	$434,566	$396,901
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,237	$2,898
Accrued research and development costs	2,044	3,149
Accrued expenses and other current liabilities	27,903	33,239
Current portion of operating lease liabilities	3,268	3,252
Current portion of convertible senior notes	199,855	199,680
Total current liabilities	236,307	242,218
Operating lease obligations, net of current portion	9,233	9,870
Revolving credit facility	385,000	385,000
Other liabilities	21,170	21,648
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized; 164,613,406 shares issued and outstanding as of March 31, 2026 and 163,058,316 shares issued and outstanding as of December 31, 2025	165	163
Additional paid-in capital	1,416,431	1,412,780
Accumulated deficit	(1,632,945)	(1,673,718)
Accumulated other comprehensive loss	(795)	(1,060)
Total stockholders’ deficit	(217,144)	(261,835)
Total liabilities and stockholders’ deficit	$434,566	$396,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Collaborative arrangements revenue	$106,506	$41,143
Total revenues	106,506	41,143
Costs and expenses:
Research and development	21,940	27,432
Selling, general and administrative	12,033	24,260
Restructuring, net	(40)	18,559
Total costs and expenses	33,933	70,251
Income (loss) from operations	72,573	(29,108)
Other income (expense):
Interest expense and other financing costs	(9,141)	(8,070)
Interest and investment income	1,698	869
Other	42	37
Other income (expense), net	(7,401)	(7,164)
Income (loss) before income taxes	65,172	(36,272)
Income tax expense	(24,399)	(1,114)
Net income (loss)	$40,773	$(37,386)

Net income (loss) per share — basic	$0.25	$(0.23)
Net income (loss) per share — diluted	$0.24	$(0.23)
Weighted average shares used in computing net income (loss) per share — basic	163,451	160,974
Weighted average shares used in computing net income (loss) per share — diluted	166,690	160,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$40,773	$(37,386)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	265	(629)
Total other comprehensive income (loss), net of tax	265	(629)
Comprehensive income (loss)	$41,038	$(38,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of December 31, 2025	163,058,316	$163	$1,412,780	$(1,673,718)	$(1,060)	$(261,835)
Issuance of common stock related to share-based awards	1,555,090	2	(2)	—	—	—
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	3,653	—	—	3,653
Net income	—	—	—	40,773	—	40,773
Other comprehensive income, net of tax	—	—	—	—	265	265
Balance as of March 31, 2026	164,613,406	$165	$1,416,431	$(1,632,945)	$(795)	$(217,144)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income	deficit
Balance as of December 31, 2024	160,205,899	$160	$1,395,317	$(1,697,735)	$923	$(301,335)
Issuance of common stock related to share-based awards	1,603,533	2	4	—	—	6
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	5,291	—	—	5,291
Net loss	—	—	—	(37,386)	—	(37,386)
Other comprehensive loss, net of tax	—	—	—	—	(629)	(629)
Balance as of March 31, 2025	161,809,432	$162	$1,400,612	$(1,735,121)	$294	$(334,053)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$40,773	$(37,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	443	479
Share-based compensation expense	3,653	5,291
Non-cash interest expense	419	416
Non-cash lease expense	444	409
Deferred income taxes	19,196	670
Changes in assets and liabilities:
Accounts receivable, net	(59,097)	42,118
Prepaid expenses and other current assets	5,997	(407)
Other assets	121	141
Accounts payable and accrued expenses	(4,886)	9,662
Accrued research and development costs	(1,102)	(1,054)
Operating lease liabilities	(621)	(572)
Other liabilities	(219)	187
Net cash provided by operating activities	5,121	19,954
Cash flows from investing activities:
Purchases of property and equipment	—	(31)
Net cash used in investing activities	—	(31)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	—	6
Net cash provided by financing activities	—	6
Effect of exchange rate changes on cash and cash equivalents	(106)	(7)
Net increase in cash and cash equivalents	5,015	19,922
Cash and cash equivalents, beginning of period	215,456	88,559
Cash and cash equivalents, end of period	$220,471	$108,481

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

LINZESS® (linaclotide), the Company’s commercial product, is the first product approved by the United States Food and Drug Administration (the “U.S. FDA”) in a class of GI medicines called guanylate cyclase type C agonists (“GC-C agonists”) and is indicated, in the U.S., for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in adults and pediatric patients 7 years of age and older, chronic idiopathic constipation (“CIC”) in adults, and functional constipation (“FC”) in pediatric patients ages 6-17 years-old. LINZESS is also available for the treatment of adults with IBS-C or CIC in Mexico and Kingdom of Saudi Arabia, adults with IBS-C or chronic constipation in Japan, and adults with IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® for the treatment of adults with IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adults with IBS-C in certain European countries.

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

Outside of the U.S., the Company earns royalties as a percentage of net sales of products containing linaclotide as an active ingredient by the Company’s collaboration partners. AbbVie has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China (including Hong Kong and Macau), Japan and the countries and territories of North America (the “AbbVie License Territory”). In addition, AbbVie has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico and Kingdom of Saudi Arabia as LINZESS. Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop, manufacture, and commercialize linaclotide in Japan. AstraZeneca AB (together with its affiliates) (“AstraZeneca”), the Company’s partner in China, has the exclusive right to develop, manufacture, and commercialize products containing linaclotide in China (including Hong Kong and Macau) (the “AstraZeneca License Territory”).

The Company is also advancing apraglutide, a next-generation, synthetic peptide long-acting analog of glucagon-like peptide-2, developed for short bowel syndrome (“SBS”) patients who are dependent on parenteral support (“PS”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in accordance with accounting principles generally accepted in the U.S. Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “2025 Annual Report on Form 10-K”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2026, and the results of its operations for the three months ended March 31, 2026 and 2025, its statements of stockholders’ deficit for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2026 include the accounts of Ironwood, its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation, Ironwood Pharmaceuticals GmbH, VectivBio AG, and GlyPharma Therapeutic Inc. (“GlyPharma”). All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company’s management evaluates its estimates, judgments and methodologies. Estimates and assumptions in the condensed consolidated financial statements include those related to revenue recognition; accounts receivable; useful lives of long-lived assets; impairment of long-lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; income taxes, including uncertain tax positions and the valuation allowance for deferred tax assets; research and development expenses; contingencies; defined benefit pension liabilities and certain investment fund assets; and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2025 Annual Report on Form 10-K. During the three months ended March 31, 2026, the Company did not adopt any additional significant accounting policies.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three months ended March 31, 2026.

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

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20) (“ASU 2024-04”). The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company adopted ASU 2024-04 on January 1, 2026. Adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, (“ASU 2025-05”). The guidance in ASU 2025-05 amends Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses, to provide a practical expedient to simplify estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The practical expedient, if elected, allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard is effective for annual fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. Entities that elect the practical expedient should apply the guidance prospectively. The Company adopted ASU 2025-05 on January 1, 2026. Adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

3. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025 (1)
Numerator:
Net income (loss)	$40,773	$(37,386)

Denominator:
Weighted average number of common shares outstanding used in computing net income (loss) per share — basic	163,451	160,974
Effect of dilutive securities:
Time-based restricted stock units	2,491	—
Performance-based restricted stock units	430	—
Restricted stock	295	—
Shares subject to issuance under Employee Stock Purchase Plan	23	—
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income (loss) per share — diluted	166,690	160,974
Net income (loss) per share — basic	$0.25	$(0.23)
Net income (loss) per share — diluted	$0.24	$(0.23)

(1)	During the three months ended March 31, 2025, the Company was in a net loss position. In fiscal periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be anti-dilutive.

The outstanding securities set forth in the following table have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Stock options	2,835	3,586
Restricted stock awards	—	194
Time-based restricted stock units	1,296	6,315
Performance-based restricted stock units	—	620
Shares subject to issuance under Employee Stock Purchase Plan	—	90
2026 Convertible Notes	—	14,934
Total	4,131	25,739

There was no dilutive impact of the 1.50% convertible senior notes due 2026 (the “2026 Convertible Notes”) for the three months ended March 31, 2026 because the Company had elected prior to the beginning of the period to settle the conversion of 2026 Convertible Notes, if any, with a combination settlement of a cash payment equal to the principal value of converted notes and shares of Class A Common Stock equal to the conversion value in excess of the principal value, if any (Note 8). Accordingly, interest expense was not removed from the numerator and there was no calculated spread added to the denominator because the average market price of the Company’s Class A Common Stock during the period was not in excess of the conversion price.

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

	Three Months Ended
	March 31,
Collaborative Arrangements Revenue	2026	2025
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$105,110	$39,394
AbbVie (Europe and other)	808	811
AstraZeneca (China, including Hong Kong and Macau)	79	88
Astellas (Japan)	347	373
Apraglutide Agreement:
Asahi Kasei Therapeutics Corporation (Japan)	162	477
Total collaborative arrangements revenue	$106,506	$41,143

Accounts receivable, net, which is primarily related to collaborative arrangements revenue, was $105.8 million and $46.7 million as of March 31, 2026 and December 31, 2025, respectively. Accounts receivable, net, included $105.4 million and $46.2 million due from the Company’s partner, AbbVie, net of $1.5 million and $2.7 million of accounts payable, as of March 31, 2026 and December 31, 2025, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company did not experience any material losses related to receivables from its license or collaboration partners during the three months ended March 31, 2026 and 2025.

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

During the three months ended March 31, 2026 and 2025, the Company incurred $1.3 million and $1.8 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $0.3 million and $1.1 million in incremental research and development costs during the three months ended March 31, 2026 and 2025, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The Company evaluated its linaclotide collaboration arrangement for North America and concluded that all development-period performance obligations had been satisfied as of September 2012. The Company has determined that there are three remaining commercial-period performance obligations, which include the sales detailing of

LINZESS, participation in the joint commercialization committee, and approved additional trials. The consideration remaining includes cost reimbursements in the U.S. and net profit and loss sharing payments based on net sales in the U.S., as well as royalties based on net sales in Canada and Mexico. Royalties and net profit and loss sharing payments will be recorded as collaborative arrangements revenue or expense in the period earned, as these payments relate predominantly to the license granted to AbbVie. The Company records royalty revenue in the period earned based on royalty reports from its partner, if available, or based on the projected sales and historical trends. The cost reimbursements received from AbbVie during the commercialization period will be recognized as earned in accordance with the right-to-invoice practical expedient, as the Company’s right to consideration corresponds directly with the value of the services transferred during the commercialization period.

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

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$104,223	$38,769
Royalty revenue	887	625
Total collaborative arrangements revenue	$105,110	$39,394

The Company incurred $0.3 million and $3.1 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three months ended March 31, 2026 and 2025, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.9 million and $0.6 million of combined royalty revenues from Canada and Mexico during the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized $0.8 million and $0.8 million of royalty revenue during the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized $0.3 million and $0.4 million of royalty revenue during the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized an insignificant amount of royalty revenue during the three months ended March 31, 2026 and 2025.

Apraglutide Agreements

Development and Commercialization Agreement with AKTX

In March 2022, VectivBio Holding AG (“VectivBio”) entered into a development and commercialization agreement with Asahi Kasei Therapeutics Corporation (“AKTX”), formerly Asahi Kasei Pharma Corporation, in which VectivBio granted an exclusive license to AKTX, with the right to sublicense in multiple tiers, to develop, commercialize and exploit products derived from apraglutide in Japan.

Pursuant to the terms of the development and commercialization agreement with AKTX, VectivBio received an upfront payment of JPY 3,000 million ($24.6 million at date of agreement) and development-related payments of JPY 1,600 million in the aggregate ($13.1 million at date of agreement) and is eligible to receive development milestones of JPY 1,000 million ($8.2 million at date of agreement) and up to JPY 19,000 million ($155.8 million at date of agreement) of commercial and sales-based milestone payments. VectivBio is also eligible to receive payments in the commercial period for manufacturing supply equal to cost-plus manufacturing mark-up and tiered royalties of up to a mid-double-digit percentage on product sales continuing until the later of (i) the expiration of regulatory exclusivity in Japan, or (ii) the expiration of the last valid patent claim that provides exclusivity to apraglutide in Japan (the “Royalty Term”). The development and commercialization agreement will terminate upon the expiration of the Royalty Term.

The Company identified two performance obligations consisting of (i) the exclusive license for the development and commercialization of apraglutide in Japan and (ii) the development activities for conducting global trials and sharing of associated development data necessary for obtaining and maintaining regulatory approval in Japan. Each performance obligation was capable of being distinct and distinct in the context of the contract. The initial transaction price was allocated to each performance obligation on a relative standalone selling price basis. The Company assessed that it provided a right to use the license as the license exists (in terms of form and functionality) at the point in time at which it is granted and therefore, the performance obligation was satisfied at the inception of the arrangement. The development activities are being recognized over time as the Company performs development activities related to the global trials. The Company recognizes revenue associated with the development activities using an input method, according to the costs incurred, which in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Under the sales-or-usage-based royalty exception, revenue related to sales-based milestone payments and royalty payments will be recognized as the underlying sales occur.

Prior to the Company’s acquisition of VectivBio in June 2023 (the “VectivBio Acquisition”), VectivBio had received the upfront payment of JPY 3,000 million ($24.6 million at date of agreement), development-related payments of JPY 1,100 million ($9.0 million at date of agreement), and development milestones of JPY 500 million ($4.1 million at date of agreement). Upon the acquisition of VectivBio on June 29, 2023, the Company assumed a contract liability for deferred revenue related to the development-related payments at its fair value of $4.3 million. In April 2024, VectivBio received the final development-related payment of JPY 500 million ($4.1 million at date of agreement).

The Company recognized $0.2 million and $0.5 million of revenue related to development activities during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, current deferred revenue of $1.5 million and non-current deferred revenue of $4.7 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. As of December 31, 2025, current deferred revenue of $1.1 million and non-current deferred revenue of $5.3 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. Deferred revenue related to development activities is expected to be recognized over the course of the development activities, which are anticipated to be substantially complete by 2030.

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

In October 2025, Ferring filed a complaint against VectivBio AG, for trade secret misappropriation and correction of patent inventorship and ownership in the U.S. District Court in the Eastern District of Texas. In December 2025, the Company, VectivBio AG and Ferring entered into an agreement to settle the claims for $12.5 million and amended the terms of the licensing agreement to require VectivBio AG to pay a low single-digit percentage royalty from the end of the seventh year from such first commercial sale through the date on which such licensed product ceases to be covered by a valid claim of a patent. In connection with the settlement, the Company recorded a charge of $12.5 million as selling, general, and administrative expense in the consolidated statements of income during the year ended December 31, 2025. VectivBio AG paid $7.5 million in December 2025 and is obligated to pay the remaining $5.0 million on or by December 31, 2026, subject to accelerated payment in certain circumstances. As of March 31, 2026 and December 31, 2025, the remaining obligation of $5.0 million is recorded in accrued expenses and other liabilities in the condensed consolidated balance sheets.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$165,297	$165,297	$—	$—
U.S. Treasury securities	3,872	—	3,872	—
Commercial paper	8,328	—	8,328	—
Total assets measured at fair value	$177,497	$165,297	$12,200	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$164,907	$164,907	$—	$—
U.S. Treasury securities	11,479	—	11,479	—
Commercial paper	7,880	—	7,880	—
Total assets measured at fair value	$184,266	$164,907	$19,359	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations as of March 31, 2026 and December 31, 2025 are carried at amounts that approximate fair value due to their short-term maturities.

2026 Convertible Notes

In August 2019, the Company issued $200.0 million aggregate principal amount of its 2026 Convertible Notes (Note 8). The fair value of the 2026 Convertible Notes, which differs from their carrying value, is influenced by interest rates, the price of the Company’s Class A Common Stock and the volatility thereof, and the prices for the 2026 Convertible Notes observed in market trading, which are Level 2 inputs.

The estimated fair value of the 2026 Convertible Notes was $196.5 million and $189.3 million as of March 31, 2026 and December 31, 2025, respectively.

Revolving Credit Agreement

Outstanding borrowings under the revolving credit facility (Note 8) are carried at amounts that approximate fair value based on their nature, terms, credit spreads, and variable interest rates, which are Level 3 inputs.

6. Leases

The Company’s lease portfolio for the three months ended March 31, 2026 included office leases for its current headquarters location and other locations, and leases for office equipment.

The Company’s headquarters office lease requires a letter of credit totaling $0.5 million to secure the Company’s obligations under the lease agreement. The letter of credit is maintained under a subfacility of the revolving credit agreement (Note 8).

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$627	$627
Short-term lease cost	41	234
Total lease cost	$668	$861

Supplemental information related to leases for the periods reported is as follows:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$804	$788
Weighted-average remaining lease term of operating leases (in years)	4.2	5.2
Weighted-average discount rate of operating leases	5.8%	5.8%

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

As of lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. As of March 31, 2026, the balances of the right-of-use asset and operating lease liability were $8.9 million and $12.5 million, respectively. As of December 31, 2025, the balances of the right-of-use asset and operating lease liability were $9.3 million and $13.1 million, respectively.

Lease costs recorded during each of the three months ended March 31, 2026 and 2025 were $0.6 million.

Future minimum lease payments under the Summer Street Lease as of March 31, 2026 are as follows (in thousands):

2026(1)	$2,449
2027	3,317
2028	3,384
2029	3,451
2030	1,450
Total future minimum lease payments	14,051
Less: present value adjustment	(1,550)
Operating lease liabilities	12,501
Less: current portion of operating lease liabilities	(3,268)
Operating lease liabilities, net of current portion	$9,233
(1)	For the nine months ending December 31, 2026.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$6,537	$11,590
Accrued litigation settlement	5,000	5,000
Accrued interest	4,726	4,437
Accrued taxes	3,894	927
Deferred revenue	1,472	1,107
Accrued restructuring liabilities	299	771
Other	5,975	9,407
Total accrued expenses and other current liabilities	$27,903	$33,239

As of March 31, 2026 and December 31, 2025, other accrued expenses were comprised primarily of $6.0 million and $9.4 million of uninvoiced vendor liabilities, respectively.

8. Debt

1.50% Convertible Senior Notes due 2026

In August 2019, the Company issued $200.0 million aggregate principal amount of the 2026 Convertible Notes, governed by an indenture (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Company received net proceeds of $195.5 million from the sale of the 2026 Convertible Notes, after deducting fees and expenses of $4.5 million. The Company used $12.6 million of the net proceeds from the sale of the 2026 Convertible Notes to pay the cost of the Capped Calls, as described below.

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

The Company held the option to determine the settlement method for conversions of the 2026 Convertible Notes through payment or delivery, as the case may be, of cash, shares of the Company’s Class A Common Stock, or a combination of cash and shares of Class A Common Stock (subject to, and in accordance with, the settlement provisions of the Indenture). The Company has elected to settle conversion of the 2026 Convertible Notes through cash payment equal to the principal value and shares of Class A Common Stock for the conversion premium, if any.

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

The Company accounts for convertible debt instruments as a single liability measured at amortized cost.

The Company’s outstanding balance for the 2026 Convertible Notes consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Principal:	$200,000	$200,000
Less: unamortized debt issuance costs	(145)	(320)
Net carrying amount	$199,855	$199,680

The outstanding balance of the 2026 Convertible Notes is classified as a current liability as of March 31, 2026 and December 31, 2025.

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

The Company determined the expected life of the 2026 Convertible Notes was equal to its approximately seven-year term. The effective annual interest rate of the 2026 Convertible Notes for the period from the date of issuance through March 31, 2026 was 1.9%. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Contractual interest expense	$750	$750
Amortization of debt issuance costs	175	171
Total interest expense	$925	$921

Capped Calls with Respect to the 2026 Convertible Notes

To minimize the impact of potential dilution to the Company’s Class A common stockholders upon conversion of the 2026 Convertible Notes, the Company separately entered into the capped call transactions in August 2019 (the “Capped Calls”) in connection with the issuance of the 2026 Convertible Notes. The Company paid the counterparties $12.6 million to enter into the Capped Calls, of which $12.5 million related to the premium payments and $0.1 million related to transaction costs. These instruments meet the conditions outlined in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

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

The Revolving Credit Agreement provides for a $550.0 million secured revolving credit facility (the “Revolving Credit Facility”), which includes a $10.0 million letter of credit subfacility, and loans made thereunder will mature on December 31, 2028.

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement). The Company is required to maintain a maximum consolidated secured net leverage ratio of 3.50 to 1.00 until the end of the final quarter of 2025 (the “Initial Period”), (ii)

3.25 to 1.00 until the end of the first quarter of 2026 (the “Interim Period”) and (iii) 3.00 to 1.00 thereafter, and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to (i) 4.00 to 1.00 during the Initial Period, (ii) 3.75 to 1.00 during the Interim Period and (iii) 3.50 to 1.00 thereafter, in each case for up to four fiscal quarters in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of March 31, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.

In connection with the initial execution of the Revolving Credit Agreement during the second quarter of 2023 and the amendment executed in the third quarter of 2024, the Company incurred $2.9 million and $2.2 million of debt issuance costs, respectively, which consisted primarily of lender fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $2.7 million and $2.9 million as of March 31, 2026 and December 31, 2025, respectively.

The outstanding principal balance on the Revolving Credit Facility was $385.0 million as of March 31, 2026 and December 31, 2025.

The following table sets forth total interest expense recognized related to the Revolving Credit Agreement (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Contractual interest expense	$5,958	$6,767
Amortization of debt issuance costs	244	244
Other financing costs	138	138
Total interest expense	$6,340	$7,149

9. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors, and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Share-based compensation expense:
Research and development	$1,451	$1,490
Selling, general and administrative	2,202	3,702
Restructuring	—	99
Total share-based compensation expense included in operating expenses	3,653	5,291
Income tax expense	1,551	3,440
Total share-based compensation expense, net of tax	$5,204	$1,851

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

During the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $24.4 million and $1.1 million, respectively. Due to the Company's ability to offset the majority of its pre-tax income against net operating losses and research and development credits, the majority of its tax provision is expected to represent a non-cash expense.

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

11. Workforce Reductions and Restructuring

In January 2025, following an analysis of its strategy and core business needs, and in an effort to streamline focus and support the continued development of the Company’s pipeline, the Company commenced a reduction in the Company’s workforce of approximately 50%, primarily consisting of field-based sales employees. The reduction in workforce was substantially completed during the first quarter of 2025. During the three months ended March 31, 2026 and 2025, the Company incurred an insignificant amount and $18.3 million of restructuring expenses, respectively, which primarily comprised of severance, benefits, and related costs.

12. Segment Reporting

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 26, 2026, or the 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Note Regarding Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, under “Part I, Item 1A—Risk Factors” in our 2025 Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biotechnology company developing and commercializing life-changing therapies for people living with gastrointestinal, or GI, and rare diseases. We are focused on the development and commercialization of innovative product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI and rare diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, or GC-C agonists, and is indicated, in the U.S., for the treatment of irritable bowel syndrome with constipation, or IBS-C, in adults and pediatric patients 7 years of age and older, chronic idiopathic constipation, or CIC, in adults, and functional constipation, or FC, in pediatric patients ages 6-17 years-old. LINZESS is also available for the treatment of adults with IBS-C or CIC in Mexico and Kingdom of Saudi Arabia, adults with IBS-C or chronic constipation in Japan, and adults with IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® for the treatment of adults with IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adults with IBS-C in certain European countries.

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

We are also advancing apraglutide, a next-generation, synthetic long-acting peptide analog of glucagon-like peptide-2, or GLP-2, for short bowel syndrome, or SBS, patients who are dependent on parenteral support, or PS. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing parenteral support dependency in adult patients with short bowel syndrome with intestinal failure, or SBS-IF. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III clinical trial is needed to seek approval of a new drug application or NDA, for apraglutide for patients with SBS-IF who are dependent on PS. In the fourth quarter of 2025, we met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. Site initiations are expected to begin in the second quarter of 2026.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as other research and development programs, including apraglutide. For the three months ended March 31, 2026 and 2025, we recorded net income of $40.8 million and a net loss of $37.4 million, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $1.6 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to generate and maintain positive cash flows.

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

The majority of our revenues are generated from the sales of LINZESS in the U.S. We record our share of the net profits and losses from the sales of LINZESS in the U.S. less commercial expenses on a net basis and present the settlement payments to and from AbbVie as collaboration expense or collaborative arrangements revenue, as applicable. Net profits or losses consist of net sales to third-party customers and sublicense income in the U.S. less the cost of goods sold as well as selling, general and administrative expenses. Although we expect net sales to increase over time, the settlement payments between AbbVie and us, resulting in collaborative arrangements revenue or collaboration expense, are subject to fluctuation based on the ratio of selling, general and administrative expenses incurred by each party. In addition, our collaborative arrangements revenue may fluctuate as a result of the timing and amount of license fees and clinical and commercial milestones received and recognized under our current and future strategic partnerships as well as timing and amount of royalties from the sales of linaclotide in markets outside the U.S. where linaclotide is commercialized.

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

Apraglutide. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with SBS-IF. SBS-IF, a rare and severe organ failure condition in which patients are dependent on PS, affects an estimated 18,000 adult patients in the U.S., Europe, and Japan. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III clinical trial is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS. In the fourth quarter of 2025, we met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. Site initiations are expected to begin in the second quarter of 2026.

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

The following table sets forth our research and development expenses related to our product pipeline for the three months ended March 31, 2026 and 2025, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended
	March 31,
	2026	2025
Apraglutide	$18,564	$19,277
Linaclotide(1)	2,433	3,928
IW-3300	55	2,277
CNP-104	—	75
Early research and development	888	1,875
Total research and development expenses	$21,940	$27,432
(1)	Includes linaclotide in all indications, populations and formulations.

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

As a result of the factors discussed above, including the factors discussed under “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and under “Part I, Item 1A – Risk Factors” in our 2025 Annual Report on Form 10-K, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

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

Restructuring Expenses. Restructuring expenses primarily pertain to workforce reductions in January 2025 consisting primarily of field-based sales employees and August 2025 consisting of certain positions supporting apraglutide commercialization efforts. The workforce reduction and restructuring initiatives are more fully described in Note 11, Workforce Reductions and Restructuring, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest Expense and Other Financing Costs. Interest expense consists primarily of cash and non-cash interest costs related to our 2026 Convertible Notes and our $550.0 million secured revolving credit facility, or the Revolving Credit Facility. Non-cash interest expense consists of amortization of debt issuance costs.

Interest and Investment Income. Interest and investment income consists of interest earned on our cash and cash equivalents.

Income Taxes. We prepare our income tax provision based on our interpretation of the income tax accounting rules and each jurisdiction’s enacted tax laws and regulations. As of interim reporting dates, we record our income tax provision by applying our estimated annual effective tax rate to year-to-date pre-tax income, plus adjustments for significant discrete items.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities as of the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from our estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies as reported in our 2025 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Revenues:
Collaborative arrangements revenue	$106,506	$41,143
Total revenues	106,506	41,143
Costs and expenses:
Research and development	21,940	27,432
Selling, general and administrative	12,033	24,260
Restructuring, net	(40)	18,559
Total costs and expenses	33,933	70,251
Income (loss) from operations	72,573	(29,108)
Other income (expense):
Interest expense and other financing costs	(9,141)	(8,070)
Interest and investment income	1,698	869
Other	42	37
Other income (expense), net	(7,401)	(7,164)
Income (loss) before income taxes	65,172	(36,272)
Income tax expense	(24,399)	(1,114)
Net income (loss)	$40,773	$(37,386)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Revenues

	Three Months Ended
	March 31,		Change
	2026	2025	$

	(in thousands)
Revenues:
Collaborative arrangements revenue	$106,506	$41,143	$65,363
Total revenues	$106,506	$41,143	$65,363

Collaborative arrangements revenue. The increase in collaborative arrangements revenue of $65.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily related to a $65.5 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven primarily by increased net price, as well as inventory channel fluctuations and increased prescription demand.

Costs and Expenses

	Three Months Ended
	March 31,		Change
	2026	2025	$

	(in thousands)
Costs and expenses:
Research and development	$21,940	$27,432	$(5,492)
Selling, general and administrative	12,033	24,260	(12,227)
Restructuring, net	(40)	18,559	(18,599)
Total costs and expenses	$33,933	$70,251	$(36,318)

Research and development. The decrease in research and development expenses of $5.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily related to $1.4 million decrease in external costs associated with the IW-3300 development program, a $1.0 million decrease in external costs associated with the linaclotide program, a $0.9 million decrease in external costs associated with the apraglutide program, and a $0.5 million decrease in compensation, benefits, and other employee-related expenses.

Selling, general and administrative. Selling, general and administrative expenses decreased by $12.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a $6.4 million decrease in compensation, benefits, and other employee-related expenses and a $0.9 million decrease in sales and marketing expenses, both resulting from the restructuring initiatives during 2025, as well as a decrease of $5.3 million in professional services expenses.

Restructuring expenses. The decrease in restructuring expense of $18.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily related to the workforce reduction in January 2025 consisting primarily of field-based employees. Workforce reduction and restructuring initiatives are more fully described in Note 11, Workforce Reductions and Restructuring, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2026	2025	$

	(in thousands)
Other income (expense):
Interest expense and other financing costs	$(9,141)	$(8,070)	$(1,071)
Interest and investment income	1,698	869	829
Other	42	37	5
Total other income (expense), net	$(7,401)	$(7,164)	$(237)

Interest expense and other financing costs. Interest expense and other financing costs increased by $1.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to professional services incurred in connection with potential financing transactions, partially offset by lower interest rates on the Revolving Credit Facility throughout the period.

Interest and investment income. Interest and investment income increased by $0.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to an increase in cash and cash equivalents balances, partially offset by a decrease in interest rates.

Other. During each of the three months ended March 31, 2026 and 2025, we recorded a gain of an insignificant amount for pension-related activities.

Income taxes. For the three months ended March 31, 2026 and 2025, we recorded income tax expense of $24.4 million and $1.1 million, respectively. Due to our ability to utilize our net operating losses and research and development credits to offset the majority of federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense.

Liquidity and Capital Resources

As of March 31, 2026, we had $220.5 million of cash and cash equivalents. Our cash equivalents include amounts held in money market funds, U.S. Treasury securities and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

We anticipate our cash and cash equivalents balance, our expected net cash inflows from operations, our borrowing capacity on our Revolving Credit Facility, and/or additional capital sources to allow us to meet our short-term and long-term cash obligations, which are reflected in our condensed consolidated balance sheets. Our most significant fixed obligations are debt obligations and lease commitments, for which annual payments are disclosed in Note 8, Debt, and Note 6, Leases, respectively, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as supply purchase commitments, for which the obligations are disclosed in Note 10, Commitments and Contingencies, in our 2025 Annual Report on Form 10-K.

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

Sources of Liquidity

We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of March 31, 2026, our debt is comprised of $200.0 million aggregate principal amount of convertible notes, due in June 2026, and $385.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 to partially finance our acquisition of VectivBio Holding AG in June 2023. The Revolving Credit Facility provides for $550.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 8, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$5,121	$19,954
Investing activities	—	(31)
Financing activities	—	6
Effect of exchange rate changes on cash and cash equivalents	(106)	(7)
Net increase in cash and cash equivalents	$5,015	$19,922

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income (loss) for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations.

Net operating cash inflows for the three months ended March 31, 2026 and 2025 totaled $5.1 million and $20.0 million, respectively, and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 was insignificant and pertained to the purchase of property and equipment.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and invest in building our pipeline through internal or external opportunities. We believe that our cash and cash equivalents on hand as of March 31, 2026, our expected cash inflows from operations, and our borrowing capacity on our Revolving Credit Facility will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements. We have short-term and long-term debt obligations, including convertible notes that mature on June 15, 2026, which are disclosed in Note 8, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There is no assurance we will have sufficient liquidity to meet our debt obligations when they become due.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying revenue expectations and estimates regarding the costs to continue to develop, obtain regulatory approval for, and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and our goal to generate and maintain positive cash flows, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed under the headings “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under “Part I, Item 1A—Risk Factors” in our 2025 Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our 2025 Annual Report on Form 10-K and Note 2, Summary of Significant Accounting Policies, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three months ended March 31, 2026 that had a material effect on our condensed consolidated financial statements included in this report.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in “Part I, Item 1A—Risk Factors” in our 2025 Annual Report on Form 10-K, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q.

Item 5. Other Information

During the quarter ended March 31, 2026, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, for the purchase or sale of our securities, as set forth in the table below.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement (1)	Aggregate Number of Securities
Julie McHugh (Director)	Adoption (March 4, 2026)	Rule 10b5-1 trading arrangement	Sale	May 27, 2027	21,571
Ronald Silver (Corporate Controller & Chief Accounting Officer)	Termination (March 17, 2026)	Rule 10b5-1 trading arrangement	Sale	January 15, 2027	Indeterminable (2)
Ronald Silver (Corporate Controller & Chief Accounting Officer)	Adoption (March 17, 2026)	Rule 10b5-1 trading arrangement	Sale	March 17, 2028	Indeterminable (3)
(1)	The dates in this column represent the scheduled expiration date of each director or officer’s Rule 10b5-1 trading arrangement. Each Rule 10b5-1 trading arrangement may terminate earlier than the date provided should all transactions contemplated thereunder occur prior to such date.

(2)	Mr. Silver’s Rule 10b5-1 trading arrangement provided for the sale of an indeterminable number of shares of Class A Common Stock, representing that shares may be purchased by Mr. Silver under the Company’s Employee Stock Purchase Plan.

(3)	Mr. Silver’s Rule 10b5-1 trading arrangement provides for the sale of up to 253,000 shares of Class A Common Stock, plus an indeterminable number of additional shares of Class A Common Stock that Mr. Silver may purchase under the Company’s Employee Stock Purchase Plan.

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No:	Description
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

Ironwood Pharmaceuticals, Inc.

Date: May 7, 2026	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ RONALD SILVER
Ronald Silver
Senior Vice President, Corporate Controller & Chief Accounting Officer
(Principal Accounting Officer)