Form 10-Q
period 2026-06-30
IRONWOOD PHARMACEUTICALS INC
filed 2026-08-06
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 165,239,947 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom; the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.; the commercialization of CONSTELLA® and LINZESS in the applicable markets outside the U.S., as well as our expectations regarding revenue generated from our partners; the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates, such as apraglutide, by us and our partners worldwide; our plans with respect to recruitment for our ongoing confirmatory Phase III clinical trial of apraglutide for the treatment of short bowel syndrome with intestinal failure; our ability and the ability of our partners to secure and maintain adequate reimbursement for our products, including the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing; our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale; our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, such as apraglutide, including our post-approval development and regulatory requirements; the ability of apraglutide and our other product candidates to meet existing or future regulatory standards; the safety profile and related adverse events of our products and our product candidates; the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor; our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof; our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestones and other payments under such agreements; our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical studies and clinical trials; our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting; our ability to repay our outstanding indebtedness when due; asset impairments, and the drivers thereof, and purchase commitments; trends and challenges in our potential markets; the outcome of pending, threatened or future legal proceedings; our ability to attract, motivate and retain key personnel.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including those related to the effectiveness of development and commercialization efforts by us and our partners; preclinical and clinical development, manufacturing and formulation development of linaclotide, apraglutide and our other product candidates; the risk of uncertainty relating to pricing and reimbursement policies in the U.S., which, if not favorable for our products, could hinder or prevent our products’ commercial success; the risk that clinical programs and studies, including for apraglutide, may not progress or develop as anticipated, including that studies are delayed or discontinued for any reason, such as safety, tolerability, enrollment, manufacturing, economic or other reasons; the risk that findings from our completed nonclinical studies and clinical trials may not be replicated in later trials and clinical trials may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of regulatory approval; the risk that apraglutide will not be approved by the U.S. Food and Drug Administration or other regulatory agencies; the risk of competition or that new products may emerge that provide different or better alternatives for treatment of the conditions that our products are approved to treat; the risk that we are unable to successfully partner with other companies to develop and commercialize products or product candidates; the risk that healthcare reform and other governmental and private payor initiatives may have an adverse effect upon or prevent our products’ or product candidates’ commercial success; the efficacy, safety and tolerability of linaclotide and our product candidates; the risk that the commercial and therapeutic opportunities for LINZESS, apraglutide or our other product candidates are not as we expect; decisions by regulatory and judicial authorities; the risk we may never get additional patent protection for linaclotide, apraglutide and other product candidates, that patents for linaclotide, apraglutide or other products may not provide adequate protection from competition, or that we are not able to successfully protect such patents; the risk that we are unable to manage our expenses or cash use, or are unable to commercialize our products as expected; the risk that the development of any of our linaclotide pediatric programs and/or apraglutide is not successful or that any of our product candidates does not receive regulatory approval or is not successfully commercialized; outcomes in legal proceedings to protect or enforce the patents relating to our products and product candidates, including abbreviated new drug application litigation; the risk that financial and operating results may differ from our projections; developments in the intellectual property landscape; challenges from and rights of competitors or potential competitors; the risk that our planned investments do not have the anticipated effect on our company revenues; developments in accounting guidance or practice; Ironwood’s or AbbVie’s accounting practices, including reporting and settlement practices as between Ironwood and AbbVie; the risk that our indebtedness could adversely affect our financial condition or restrict our future operations; and the additional risks identified under the heading “Part I, Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 26, 2026 and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$79,127	$215,456
Accounts receivable, net	112,732	46,745
Prepaid expenses and other current assets	7,342	11,977
Total current assets	199,201	274,178
Property and equipment, net	2,913	3,408
Operating lease right-of-use assets	8,443	9,340
Intangible assets, net	1,633	2,040
Deferred tax assets	69,064	103,433
Other assets	3,874	4,502
Total assets	$285,128	$396,901
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$911	$2,898
Accrued research and development costs	3,124	3,149
Accrued expenses and other current liabilities	25,534	33,239
Current portion of operating lease liabilities	3,285	3,252
Current portion of convertible senior notes	—	199,680
Total current liabilities	32,854	242,218
Operating lease obligations, net of current portion	8,581	9,870
Revolving credit facility	385,000	385,000
Other liabilities	20,536	21,648
Total liabilities	446,971	658,736
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized; 165,239,947 shares issued and outstanding as of June 30, 2026 and 163,058,316 shares issued and outstanding as of December 31, 2025	165	163
Additional paid-in capital	1,419,970	1,412,780
Accumulated deficit	(1,581,654)	(1,673,718)
Accumulated other comprehensive loss	(324)	(1,060)
Total stockholders’ deficit	(161,843)	(261,835)
Total liabilities and stockholders’ deficit	$285,128	$396,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Collaborative arrangements revenue	$113,041	$85,239	$219,547	$126,382
Total revenues	113,041	85,239	219,547	126,382
Costs and expenses:
Research and development	22,421	23,373	44,361	50,805
Selling, general and administrative	11,313	16,795	23,346	41,055
Restructuring, net	—	(250)	(40)	18,309
Total costs and expenses	33,734	39,918	67,667	110,169
Income from operations	79,307	45,321	151,880	16,213
Other income (expense):
Interest expense and other financing costs	(7,203)	(8,356)	(16,344)	(16,426)
Interest and investment income	1,585	818	3,283	1,687
Other	42	39	84	76
Other income (expense), net	(5,576)	(7,499)	(12,977)	(14,663)
Income before income taxes	73,731	37,822	138,903	1,550
Income tax expense	(22,440)	(14,223)	(46,839)	(15,337)
Net income (loss)	$51,291	$23,599	$92,064	$(13,787)

Net income (loss) per share — basic	$0.31	$0.15	$0.56	$(0.09)
Net income (loss) per share — diluted	$0.31	$0.14	$0.55	$(0.09)
Weighted average shares used in computing net income (loss) per share — basic	164,405	161,723	163,930	161,350
Weighted average shares used in computing net income (loss) per share — diluted	167,179	176,837	167,036	161,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$51,291	$23,599	$92,064	$(13,787)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	471	(2,320)	736	(2,949)
Total other comprehensive income (loss), net of tax	471	(2,320)	736	(2,949)
Comprehensive income (loss)	$51,762	$21,279	$92,800	$(16,736)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of December 31, 2025	163,058,316	$163	$1,412,780	$(1,673,718)	$(1,060)	$(261,835)
Issuance of common stock related to share-based awards	1,555,090	2	(2)	—	—	—
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	3,653	—	—	3,653
Net income	—	—	—	40,773	—	40,773
Other comprehensive income, net of tax	—	—	—	—	265	265
Balance as of March 31, 2026	164,613,406	$165	$1,416,431	$(1,632,945)	$(795)	$(217,144)
Issuance of common stock related to share-based awards and employee stock purchase plan	626,541	—	303	—	—	303
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	3,236	—	—	3,236
Net income	—	—	—	51,291	—	51,291
Other comprehensive income, net of tax	—	—	—	—	471	471
Balance as of June 30, 2026	165,239,947	$165	$1,419,970	$(1,581,654)	$(324)	$(161,843)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of December 31, 2024	160,205,899	$160	$1,395,317	$(1,697,735)	$923	$(301,335)
Issuance of common stock related to share-based awards	1,603,533	2	4	—	—	6
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	5,291	—	—	5,291
Net loss	—	—	—	(37,386)	—	(37,386)
Other comprehensive loss, net of tax	—	—	—	—	(629)	(629)
Balance as of March 31, 2025	161,809,432	$162	$1,400,612	$(1,735,121)	$294	$(334,053)
Issuance of common stock related to share-based awards and employee stock purchase plan	624,698	—	88	—	—	88
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	4,524	—	—	4,524
Net income	—	—	—	23,599	—	23,599
Other comprehensive loss, net of tax	—	—	—	—	(2,320)	(2,320)
Balance as of June 30, 2025	162,434,130	$162	$1,405,224	$(1,711,522)	$(2,026)	$(308,162)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$92,064	$(13,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	900	946
Loss on disposal of property and equipment	—	85
Share-based compensation expense	6,889	9,815
Non-cash interest expense	808	832
Non-cash lease expense	897	827
Deferred income taxes	34,369	14,775
Changes in operating assets and liabilities:
Accounts receivable, net	(65,987)	(4,282)
Prepaid expenses and other current assets	4,581	(471)
Other assets	138	284
Accounts payable and accrued expenses	(9,500)	(4,174)
Accrued research and development costs	22	(2,664)
Operating lease liabilities	(1,256)	(1,156)
Other liabilities	(528)	3,856
Net cash provided by operating activities	63,397	4,886
Cash flows from investing activities:
Purchases of property and equipment	—	(33)
Net cash used in investing activities	—	(33)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	303	94
Repayment of 2026 Convertible Notes	(200,000)	—
Net cash provided by (used in) financing activities	(199,697)	94
Effect of exchange rate changes on cash and cash equivalents	(29)	(654)
Net increase (decrease) in cash and cash equivalents	(136,329)	4,293
Cash and cash equivalents, beginning of period	215,456	88,559
Cash and cash equivalents, end of period	$79,127	$92,852

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

LINZESS® (linaclotide), the Company’s commercial product, is the first product approved by the United States Food and Drug Administration (the “U.S. FDA”) in a class of GI medicines called guanylate cyclase type C agonists (“GC-C agonists”) and is indicated, in the U.S., for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in adults and pediatric patients 7 years of age and older, chronic idiopathic constipation (“CIC”) in adults, and functional constipation (“FC”) in pediatric patients ages 2-17 years-old. LINZESS is also available for the treatment of adults with IBS-C or CIC in Mexico and Kingdom of Saudi Arabia, adults with IBS-C or chronic constipation in Japan, and adults with IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® for the treatment of adults with IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adults with IBS-C in certain European countries.

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

Outside of the U.S., the Company earns royalties as a percentage of net sales of products containing linaclotide as an active ingredient by the Company’s collaboration partners. AbbVie has an exclusive license from the Company to develop and commercialize linaclotide in all countries other than China (including Hong Kong and Macau), Japan and the countries and territories of North America (the “AbbVie License Territory”). In addition, AbbVie has exclusive rights to commercialize linaclotide in Canada as CONSTELLA and in Mexico and Kingdom of Saudi Arabia as LINZESS. Astellas Pharma Inc. (“Astellas”), the Company’s partner in Japan, has an exclusive license to develop, manufacture, and commercialize linaclotide in Japan. Grand Life Sciences (Beijing) Co., Ltd. (together with its affiliates) (“Grand Life Sciences”), the Company’s partner in China since May 2026, has the exclusive right to develop, manufacture, and commercialize products containing linaclotide in China (including Hong Kong and Macau) (the “Grand Life Sciences Territory”). In May 2026, and as further described in Note 4, Collaboration, License and Other Agreements, AstraZeneca AB notified the Company that it has assigned its rights and obligations under the collaboration agreement to Grand Life Sciences.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of June 30, 2026, and the results of its operations for the three and six months ended June 30, 2026 and 2025, its statements of stockholders’ deficit for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2026 include the accounts of Ironwood, its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation, Ironwood Pharmaceuticals GmbH, VectivBio AG, and GlyPharma Therapeutic Inc. (“GlyPharma”). All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2025 Annual Report on Form 10-K. During the three and six months ended June 30, 2026, the Company did not adopt any additional significant accounting policies.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and six months ended June 30, 2026.

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

3. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025 (1)
Numerator:
Net income (loss)	$51,291	$23,599	$92,064	$(13,787)
Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	—	692	—	—
Numerator used in computing net income (loss) per share — basic & diluted	$51,291	$24,291	$92,064	$(13,787)

Denominator:
Weighted average number of common shares outstanding used in computing net income (loss) per share — basic	164,405	161,723	163,930	161,350
Effect of dilutive securities:
Time-based restricted stock units	2,179	53	2,480	—
Performance-based restricted stock units	336	94	347	—
Restricted stock	259	33	279	—
2026 Convertible Notes assumed conversion	—	14,934	—	—
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income (loss) per share — diluted	167,179	176,837	167,036	161,350
Net income (loss) per share — basic	$0.31	$0.15	$0.56	$(0.09)
Net income (loss) per share — diluted	$0.31	$0.14	$0.55	$(0.09)
(1)	During the six months ended June 30, 2025, the Company was in a net loss position. In fiscal periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be anti-dilutive.

The outstanding securities set forth in the following table have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	2,019	3,538	2,425	3,499
Restricted stock awards	—	—	—	360
Time-based restricted stock units	915	6,046	1,126	6,516
Performance-based restricted stock units	—	—	—	1,638
2026 Convertible Notes	—	—	—	14,934
Total	2,934	9,584	3,551	26,947

There was no dilutive impact of the 1.50% convertible senior notes due 2026 (the “2026 Convertible Notes”) for the three and six months ended June 30, 2026 because the Company had elected prior to the beginning of the period to settle the conversion of 2026 Convertible Notes, if any, with a combination settlement of a cash payment equal to the principal value of converted notes and shares of Class A Common Stock equal to the conversion value in excess of the principal value, if any (Note 8). Accordingly, interest expense was not removed from the numerator and there was no calculated spread added to the denominator because the average market price of the Company’s Class A Common Stock during the period was not in excess of the conversion price.

4. Collaboration, License and Other Agreements

The Company has linaclotide collaboration agreements with AbbVie for North America and Grand Life Sciences for China (including Hong Kong and Macau), as well as linaclotide license agreements with Astellas for Japan and with AbbVie for the AbbVie License Territory. The following table provides amounts included in the Company’s condensed consolidated statements of income (loss) as collaborative arrangements revenue attributable to transactions from these and other agreements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Collaborative Arrangements Revenue	2026	2025	2026	2025
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$110,912	$86,425	$216,022	$125,819
AbbVie (Europe and other)	1,113	904	1,921	1,715
Astellas (Japan)	397	428	744	801
Grand Life Sciences (1) (China, including Hong Kong and Macau)	79	74	158	162
Other Agreements:
Asahi Kasei Therapeutics Corporation (Japan) (apraglutide)	540	(2,679)	702	(2,202)
Other	—	87	—	87
Total collaborative arrangements revenue	$113,041	$85,239	$219,547	$126,382

(1)	In May 2026, AstraZeneca AB assigned all rights and obligations under the collaboration agreement to Grand Life Sciences.

Accounts receivable, net, which is primarily related to collaborative arrangements revenue, was $112.7 million and $46.7 million as of June 30, 2026 and December 31, 2025, respectively. Accounts receivable, net, included $112.2 million and $46.2 million due from the Company’s partner, AbbVie, net of $1.5 million and $2.7 million of accounts payable, as of June 30, 2026 and December 31, 2025, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company did not experience any material losses related to receivables from its license or collaboration partners during the three and six months ended June 30, 2026 and 2025.

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

During the three and six months ended June 30, 2026, the Company incurred $2.4 million and $3.7 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and six months ended June 30, 2025, the Company incurred $1.4 million and $3.2 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $0.1 million and $0.3 million in incremental research and development costs during the three and six months ended June 30, 2026, respectively, and incurred $1.7 million, and $2.8 million in incremental research and development costs during the three and six months ended June 30, 2025, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$110,045	$85,683	$214,268	$124,452
Royalty revenue	867	742	1,754	1,367
Total collaborative arrangements revenue	$110,912	$86,425	$216,022	$125,819

The Company incurred $0.5 million and $0.8 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and six months ended June 30, 2026, respectively. The Company incurred $0.2 million and $3.3 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and six months ended June 30, 2025, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.9 million and $1.8 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2026, respectively. The Company recognized $0.7 million and $1.4 million of combined royalty revenues from Canada and Mexico during the three and six months ended June 30, 2025, respectively.

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

The Company recognized $1.1 million and $1.9 million of royalty revenue during the three and six months ended June 30, 2026, respectively. The Company recognized $0.9 million and $1.7 million of royalty revenue during the three and six months ended June 30, 2025, respectively.

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

The Company recognized $0.4 million and $0.7 million of royalty revenue during the three and six months ended June 30, 2026, respectively. The Company recognized $0.4 million and $0.8 million of royalty revenue during the three and six months ended June 30, 2025, respectively.

Collaboration Agreement for China (including Hong Kong and Macau) with Grand Life Sciences

AstraZeneca AB (together with its affiliates) (“AstraZeneca”) previously held the exclusive right to develop, manufacture, and commercialize products containing linaclotide in China (including Hong Kong and Macau). In May 2026, AstraZeneca assigned its rights and obligations under the collaboration agreement to Grand Life Sciences, which now holds the exclusive rights in this territory.

Under the collaboration agreement, Grand Life Sciences is required to pay tiered royalties to the Company at rates beginning in the mid-single-digit percent and increasing up to twenty percent based on the aggregate annual net sales of products containing linaclotide in the Grand Life Sciences Territory. In addition, Grand Life Sciences may be required to make milestone payments totaling up to $90.0 million contingent on the achievement of certain sales targets.

The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three and six months ended June 30, 2026, respectively. The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three and six months ended June 30, 2025, respectively.

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

The Company recognized $0.5 million and $0.7 million of revenue related to development activities during the three and six months ended June 30, 2026, respectively. The Company recognized a net reduction of revenue in the amount of $2.7 million and $2.2 million related to development activities during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, current deferred revenue of $1.3 million and non-current deferred revenue of $4.4 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. As of December 31, 2025, current deferred revenue of $1.1 million and non-current deferred revenue of $5.3 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. Deferred revenue related to development activities is expected to be recognized over the course of the development activities, which are anticipated to be substantially complete by 2030.

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

In October 2025, Ferring filed a complaint against VectivBio AG, for trade secret misappropriation and correction of patent inventorship and ownership in the U.S. District Court in the Eastern District of Texas. In December 2025, the Company, VectivBio AG and Ferring entered into an agreement to settle the claims for $12.5 million and amended the terms of the licensing agreement to require VectivBio AG to pay a high single-digit percentage royalty from the first commercial sale of a licensed product until the seventh anniversary of such first commercial sale, and thereafter, a low single-digit percentage royalty through the date on which such licensed product ceases to be covered by a valid claim of a patent. In connection with the settlement, the Company recorded a charge of $12.5 million as selling, general, and administrative expense in the consolidated statements of income during the year ended December 31, 2025. VectivBio AG paid $7.5 million in December 2025 and is obligated to pay the remaining $5.0 million on or by December 31, 2026, subject to accelerated payment in certain circumstances. As of June 30, 2026 and December 31, 2025, the remaining obligation of $5.0 million is recorded in accrued expenses and other liabilities in the condensed consolidated balance sheets.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$45,204	$45,204	$—	$—
Commercial paper	8,212	—	8,212	—
Total assets measured at fair value	$53,416	$45,204	$8,212	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$164,907	$164,907	$—	$—
U.S. Treasury securities	11,479	—	11,479	—
Commercial paper	7,880	—	7,880	—
Total assets measured at fair value	$184,266	$164,907	$19,359	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations as of June 30, 2026 and December 31, 2025 are carried at amounts that approximate fair value due to their short-term maturities.

2026 Convertible Notes

In June 2026, the Company repaid the aggregate principal amount of the 2026 Convertible Notes upon maturity (Note 8). The estimated fair value of the 2026 Convertible Notes was $189.3 million as of December 31, 2025.

Revolving Credit Agreement

Outstanding borrowings under the revolving credit facility (Note 8) are carried at amounts that approximate fair value based on their nature, terms, credit spreads, and variable interest rates, which are Level 3 inputs.

6. Leases

The Company’s lease portfolio for the three and six months ended June 30, 2026 included office leases for its current headquarters location and other locations, and leases for office equipment.

The Company’s headquarters office lease requires a letter of credit totaling $0.5 million to secure the Company’s obligations under the lease agreement. The letter of credit is maintained under a subfacility of the revolving credit agreement (Note 8).

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$627	$627	$1,254	$1,254
Short-term lease cost	39	125	80	359
Total lease cost	$666	$752	$1,334	$1,613

Supplemental information related to leases for the periods reported is as follows:

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,613	$1,581
Weighted-average remaining lease term of operating leases (in years)	4.0	5.0
Weighted-average discount rate of operating leases	5.8%	5.8%

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

As of lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. As of June 30, 2026, the balances of the right-of-use asset and operating lease liability were $8.4 million and $11.9 million, respectively. As of December 31, 2025, the balances of the right-of-use asset and operating lease liability were $9.3 million and $13.1 million, respectively.

Lease costs recorded during the three and six months ended June 30, 2026 were $0.6 million and $1.3 million, respectively. Lease costs recorded during the three and six months ended June 30, 2025 were $0.6 million and $1.3 million, respectively.

Future minimum lease payments under the Summer Street Lease as of June 30, 2026 are as follows (in thousands):

2026(1)	$1,640
2027	3,317
2028	3,384
2029	3,451
2030	1,451
Total future minimum lease payments	13,243
Less: present value adjustment	(1,377)
Operating lease liabilities	11,866
Less: current portion of operating lease liabilities	(3,285)
Operating lease liabilities, net of current portion	$8,581
(1)	For the six months ending December 31, 2026.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$7,488	$11,590
Accrued litigation settlement	5,000	5,000
Accrued taxes	4,283	927
Accrued interest	3,892	4,437
Deferred revenue	1,254	1,107
Accrued restructuring liabilities	101	771
Other	3,516	9,407
Total accrued expenses and other current liabilities	$25,534	$33,239

As of June 30, 2026 and December 31, 2025, other accrued expenses were comprised primarily of $3.5 million and $9.4 million of uninvoiced vendor liabilities, respectively.

8. Debt

1.50% Convertible Senior Notes due 2026

In August 2019, the Company issued $200.0 million aggregate principal amount of the 2026 Convertible Notes, governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Company received net proceeds of $195.5 million from the sale of the 2026 Convertible Notes, after deducting fees and expenses of $4.5 million. The Company used $12.6 million of the net proceeds from the sale of the 2026 Convertible Notes to pay the cost of the Capped Calls, as described below.

In June 2026, the Company repaid the $200.0 million aggregate principal amount of the 2026 Convertible Notes upon maturity. The 2026 Convertible Notes bore cash interest at the annual rate of 1.50% payable on June 15 and December 15 of each year. No conversions were exercised by holders of the 2026 Convertible Notes.

The Company accounts for convertible debt instruments as a single liability measured at amortized cost. As of December 31, 2025, the Company had an outstanding principal balance of $200.0 million and unamortized debt issuance costs of $0.3 million, resulting in a net carrying amount of $199.7 million, which was reported as a current liability.

The effective annual interest rate of the 2026 Convertible Notes for the period from the date of issuance through maturity was 1.9%. The effective annual interest rate is computed using the contractual interest and the amortization of debt issuance costs.

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Contractual interest expense	$625	$750	$1,375	$1,500
Amortization of debt issuance costs	145	173	320	344
Total interest expense	$770	$923	$1,695	$1,844

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

The Capped Calls in connection with the issuance of the 2026 Convertible Notes, which covered 14,933,740 shares of Class A Common Stock, terminated unexercised upon expiry in June 2026.

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

The loans and other obligations under the Revolving Credit Agreement are secured by substantially all of the Company’s personal property, including a pledge of all the capital stock of subsidiaries held directly by the Company or any subsidiary that guarantees the Revolving Credit Agreement following the closing date (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock), subject to certain customary exceptions and limitations. The Revolving Credit Agreement generally prohibits any other liens on the assets of the Company and its Restricted Subsidiaries (as defined in the Revolving Credit Agreement), subject to certain exceptions as described in the Revolving Credit Agreement.

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries. The Company is required to maintain a maximum consolidated secured net leverage ratio of 3.00 to 1.00, and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to 3.50 to 1.00, for up to four fiscal quarters, in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of June 30, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.

In connection with the initial execution of the Revolving Credit Agreement during the second quarter of 2023 and the amendment executed in the third quarter of 2024, the Company incurred $2.9 million and $2.2 million of debt issuance costs, respectively, which consisted primarily of lender fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $2.4 million and $2.9 million as of June 30, 2026 and December 31, 2025, respectively.

The outstanding principal balance on the Revolving Credit Facility was $385.0 million as of June 30, 2026 and December 31, 2025.

The following table sets forth total interest expense recognized related to the Revolving Credit Agreement (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Contractual interest expense	$6,081	$6,926	$12,039	$13,694
Amortization of debt issuance costs	244	244	488	488
Other financing costs	108	263	246	400
Total interest expense	$6,433	$7,433	$12,773	$14,582

9. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors, and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Share-based compensation expense:
Research and development	$1,519	$1,398	$2,970	$2,888
Selling, general and administrative	1,717	3,126	3,919	6,828
Restructuring	—	—	—	99
Total share-based compensation expense included in operating expenses	3,236	4,524	6,889	9,815
Income tax expense (benefit)	(846)	(532)	705	2,909
Total share-based compensation expense, net of tax	$2,390	$3,992	$7,594	$12,724

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

During the three and six months ended June 30, 2026, the Company recorded income tax expense of $22.4 million and $46.8 million, respectively. During the three and six months ended June 30, 2025, the Company recorded income tax expense of $14.2 million and $15.3 million, respectively. Due to the Company's ability to offset the majority of its pre-tax income against net operating losses and research and development credits, the majority of its tax provision is expected to represent a non-cash expense.

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

11. Workforce Reductions and Restructuring

In January 2025, following an analysis of its strategy and core business needs, and in an effort to streamline focus and support the continued development of the Company’s pipeline, the Company commenced a reduction in the Company’s workforce of approximately 50%, primarily consisting of field-based sales employees. The reduction in workforce was substantially completed during the first quarter of 2025. In connection with workforce reduction, the Company incurred restructuring expenses, primarily comprised of severance, benefits, and related costs. During the three months ended June 30, 2026, the Company did not incur any restructuring expenses. During the six months ended June 30, 2026, the Company incurred an insignificant amount of restructuring expenses. During the three and six months ended June 30, 2025, the Company reduced restructuring expenses by $0.3 million and incurred $18.0 million of restructuring expenses, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 26, 2026, or the 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Note Regarding Forward-Looking Statements,” in this Quarterly Report on Form 10-Q, under “Part I, Item 1A—Risk Factors” in our 2025 Annual Report on Form 10-K and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biotechnology company developing and commercializing life-changing therapies for people living with gastrointestinal, or GI, and rare diseases. We are focused on the development and commercialization of innovative product opportunities in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in GI and rare diseases.

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, or GC-C agonists, and is indicated, in the U.S., for the treatment of irritable bowel syndrome with constipation, or IBS-C, in adults and pediatric patients 7 years of age and older, chronic idiopathic constipation, or CIC, in adults, and functional constipation, or FC, in pediatric patients ages 2-17 years-old. LINZESS is also available for the treatment of adults with IBS-C or CIC in Mexico and Kingdom of Saudi Arabia, adults with IBS-C or chronic constipation in Japan, and adults with IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® for the treatment of adults with IBS-C or CIC and pediatric patients ages 6-17 years old with FC in Canada, and to adults with IBS-C in certain European countries.

We have strategic partnerships with leading pharmaceutical companies to support the development and commercialization of linaclotide throughout the world, including with our partner, AbbVie Inc., or together with its affiliates, AbbVie, in the U.S. and all countries worldwide other than China (including Hong Kong and Macau) and Japan, Grand Life Sciences (Beijing) Co., Ltd., or Grand Life Sciences, in China (including Hong Kong and Macau), and Astellas Pharma Inc., or Astellas, in Japan. In May 2026, AstraZeneca AB, our former partner in China (including Hong Kong and Macau), notified us that it assigned all its rights and obligations under the collaboration agreement to Grand Life Sciences.

We are also advancing apraglutide, a next-generation, synthetic long-acting peptide analog of glucagon-like peptide-2, or GLP-2, for short bowel syndrome, or SBS, patients who are dependent on parenteral support, or PS. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing parenteral support dependency in adult patients with short bowel syndrome with intestinal failure, or SBS-IF. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III clinical trial is needed to seek approval of a new drug application or NDA, for apraglutide for patients with SBS-IF who are dependent on PS. We subsequently met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. STARS-2 is a 24-week global, randomized, double-blind, placebo-controlled trial. The clinical trial will consist of a primary endpoint measuring relative change from baseline in actual weekly PS as well as additional key secondary endpoints. In June 2026, we initiated STARS-2 and are actively recruiting patients.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as other research and development programs, including apraglutide. For the three and six months ended June 30, 2026, we recorded net income of $51.3 million and $92.1 million, respectively. For the three and six months ended June 30, 2025, we recorded net income of $23.6 million and a net loss of $13.8 million, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $1.6 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to generate and maintain positive cash flows.

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

Apraglutide. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with SBS-IF. SBS-IF, a rare and severe organ failure condition in which patients are dependent on PS, affects an estimated 18,000 adult patients in the U.S., Europe, and Japan. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III clinical trial is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS. We subsequently met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. In June 2026, we initiated STARS-2 and are actively recruiting patients.

Linaclotide. Our commercial product, LINZESS, is commercially available in the U.S. for the treatment of IBS-C in adults and pediatric patients 7 years of age and older, CIC in adults and FC in pediatric patients ages 2-17 years-old. Linaclotide is also available to adults suffering from IBS-C or CIC in certain countries of the world, including China, Japan, and in a number of European countries.

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

In addition, we and AbbVie have established a nonclinical and clinical post-marketing plan with the U.S. FDA to understand the safety and efficacy of LINZESS in pediatric patients. In August 2021, the U.S. FDA approved a revised label for LINZESS based on clinical safety data that had been generated thus far in pediatric studies. The updated label modified the boxed warning for risk of serious dehydration and contraindication against use in children to those less than two years of age. The boxed warning and contraindication previously applied to all children less than 18 years of age and less than 6 years of age, respectively. In June 2023 and May 2026, the U.S. FDA approved LINZESS as a once-daily treatment for pediatric patients ages 6-17 years-old and 2-5 years-old with FC, respectively, making LINZESS the first and only U.S. FDA-approved prescription therapy for FC in this patient population. On October 15, 2025, the U.S. FDA granted us a pediatric exclusivity for studies conducted on linaclotide, and in November 2025, approved LINZESS for pediatric patients 7 years of age and older with IBS-C.

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

The following table sets forth our research and development expenses related to our product pipeline for the three and six months ended June 30, 2026 and 2025, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Apraglutide	$18,767	$16,965	$37,331	$36,242
Linaclotide(1)	2,790	3,467	5,223	7,396
IW-3300(2)	(104)	2,051	(49)	4,327
CNP-104	—	—	—	75
Early research and development	968	890	1,856	2,765
Total research and development expenses	$22,421	$23,373	$44,361	$50,805
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes a net credit during the three and six months ended June 30, 2026 received upon the close-out of the development program.

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

As a result of the factors discussed above, including the factors discussed under “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and under “Part I, Item 1A – Risk Factors” in our 2025 Annual Report on Form 10-K and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we are unable to determine the duration and costs to complete current or future nonclinical and clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the data of each product candidate, the competitive landscape and ongoing assessments of such product candidate’s commercial potential.

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

Restructuring Expenses. Restructuring expenses primarily pertain to a workforce reduction in January 2025 consisting primarily of field-based sales employees. The workforce reduction and restructuring initiatives are more fully described in Note 11, Workforce Reductions and Restructuring, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest Expense and Other Financing Costs. Interest expense consists primarily of cash and non-cash interest costs related to the 1.50% convertible senior notes due 2026, or the 2026 Convertible Notes, which we repaid upon maturity in June 2026, and our $550.0 million secured revolving credit facility, or the Revolving Credit Facility. Non-cash interest expense consists of amortization of debt issuance costs.

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

During the three and six months ended June 30, 2026, there were no material changes to our critical accounting policies as reported in our 2025 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$113,041	$85,239	$219,547	$126,382
Total revenues	113,041	85,239	219,547	126,382
Costs and expenses:
Research and development	22,421	23,373	44,361	50,805
Selling, general and administrative	11,313	16,795	23,346	41,055
Restructuring, net	—	(250)	(40)	18,309
Total costs and expenses	33,734	39,918	67,667	110,169
Income from operations	79,307	45,321	151,880	16,213
Other income (expense):
Interest expense and other financing costs	(7,203)	(8,356)	(16,344)	(16,426)
Interest and investment income	1,585	818	3,283	1,687
Other	42	39	84	76
Other income (expense), net	(5,576)	(7,499)	(12,977)	(14,663)
Income before income taxes	73,731	37,822	138,903	1,550
Income tax expense	(22,440)	(14,223)	(46,839)	(15,337)
Net income (loss)	$51,291	$23,599	$92,064	$(13,787)

Three and six months ended June 30, 2026 compared to three and six months ended June 30, 2025

Revenues

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2026	2025		$2026	2025	$

	(in thousands)			(in thousands)
Revenues:
Collaborative arrangements revenue	$113,041	$85,239	$27,802	$219,547	$126,382	$93,165
Total revenues	$113,041	$85,239	$27,802	$219,547	$126,382	$93,165

Collaborative arrangements revenue. The increase in collaborative arrangements revenue of $27.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily related to a $24.4 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven primarily by increased net price and increased prescription demand.

The increase in collaborative arrangements revenue of $93.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily related to a $89.8 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven primarily by increased net price and increased prescription demand, as well as inventory channel fluctuations.

Costs and Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2026	2025		$2026	2025	$

	(in thousands)			(in thousands)
Costs and expenses:
Research and development	$22,421	$23,373	$(952)	$44,361	$50,805	$(6,444)
Selling, general and administrative	11,313	16,795	(5,482)	23,346	41,055	(17,709)
Restructuring, net	—	(250)	250	(40)	18,309	(18,349)
Total costs and expenses	$33,734	$39,918	$(6,184)	$67,667	$110,169	$(42,502)

Research and development. The decrease in research and development expenses of $1.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily related to a $1.6 million decrease in external costs associated with the IW-3300 development program and a $1.2 million decrease in external costs associated with the linaclotide program, partially offset by a $1.3 million increase in external costs associated with the apraglutide program.

The decrease in research and development expenses of $6.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily related to a $3.0 million decrease in external costs associated with the IW-3300 development program and a $2.3 million decrease in external costs associated with the linaclotide program.

Selling, general and administrative. Selling, general and administrative expenses decreased by $5.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to a $3.1 million decrease in compensation, benefits, and other employee-related expenses and a $2.2 million decrease in professional services expenses.

Selling, general and administrative expenses decreased by $17.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a $9.5 million decrease in compensation, benefits, and other employee-related expenses and a $7.4 million decrease in professional services expenses.

Restructuring, net. Restructuring expense for the three months ended June 30, 2025 were comprised of adjustments related to the workforce reduction in January 2025 consisting primarily of field-based employees.

The decrease in restructuring expense of $18.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily related to the workforce reduction in January 2025 consisting primarily of field-based employees.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2026	2025		$2026	2025	$

	(in thousands)			(in thousands)
Other income (expense):
Interest expense and other financing costs	$(7,203)	$(8,356)	$1,153	$(16,344)	$(16,426)	$82
Interest and investment income	1,585	818	767	3,283	1,687	1,596
Other	42	39	3	84	76	8
Total other income (expense), net	$(5,576)	$(7,499)	$1,923	$(12,977)	$(14,663)	$1,686

Interest expense and other financing costs. Interest expense and other financing costs decreased by $1.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to lower interest rates on the Revolving Credit Facility throughout the period.

Interest expense and other financing costs decreased by $0.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to lower interest rates on the Revolving Credit Facility throughout the period, partially offset by professional services incurred in connection with potential financing transactions.

Interest and investment income. Interest and investment income increased by $0.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to an increase in cash and cash equivalents balances throughout the period prior to repayment of the 2026 Convertible Notes in June 2026, partially offset by a decrease in interest rates.

Interest and investment income increased by $1.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to an increase in cash and cash equivalents balances throughout the period prior to repayment of the 2026 Convertible Notes in June 2026, partially offset by a decrease in interest rates.

Other. During the three and six months ended June 30, 2026 and 2025, we recorded a gain of an insignificant amount for pension-related activities.

Income taxes. For the three and six months ended June 30, 2026, we recorded income tax expense of $22.4 million and $46.8 million, respectively. For the three and six months ended June 30, 2025, we recorded income tax expense of $14.2 million and $15.3 million, respectively. Due to our ability to utilize our net operating losses and research and development credits to offset the majority of federal taxable income and taxable income in most states, the majority of our tax provision will be a non-cash expense.

Liquidity and Capital Resources

As of June 30, 2026, we had $79.1 million of cash and cash equivalents. Our cash equivalents include amounts held in money market funds and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

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

In June 2026, we repaid the outstanding aggregate principal amount of the 2026 Convertible Notes at their scheduled maturity using available cash on hand. No conversions were exercised by holders of the 2026 Convertible Notes, and the capped call transactions we have separately entered into in connection with the issuance of the 2026 Convertible Notes terminated upon expiry.

Sources of Liquidity

We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of June 30, 2026, our debt is comprised of $385.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 to partially finance our acquisition of VectivBio Holding AG in June 2023. The Revolving Credit Facility provides for $550.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 8, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$63,397	$4,886
Investing activities	—	(33)
Financing activities	(199,697)	94
Effect of exchange rate changes on cash and cash equivalents	(29)	(654)
Net increase (decrease) in cash and cash equivalents	$(136,329)	$4,293

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income (loss) for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations.

Net operating cash inflows for the six months ended June 30, 2026 and 2025 totaled $63.4 million and $4.9 million, respectively, and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 was insignificant and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2026 was $199.7 million, which was comprised primarily of a repayment of $200.0 million aggregate principal on the 2026 Convertible Notes upon their maturity in June 2026. Cash provided by financing activities for the six months ended June 30, 2025 was insignificant and was generated by employee equity transactions.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and invest in building our pipeline through internal or external opportunities. We believe that our cash and cash equivalents on hand as of June 30, 2026, our expected cash inflows from operations, and our borrowing capacity on our Revolving Credit Facility will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of these financial statements. We have long-term debt obligations, which are disclosed in Note 8, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There is no assurance we will have sufficient liquidity to meet our debt obligations when they become due.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, including the underlying revenue expectations and estimates regarding the costs to continue to develop, obtain regulatory approval for, and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and our goal to generate and maintain positive cash flows, are forward-looking statements that involve risks and uncertainties. Our actual results could vary materially and negatively from these and other forward-looking statements as a result of a number of factors, including the factors discussed under the headings “Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q under “Part I, Item 1A—Risk Factors” in our 2025 Annual Report on Form 10-K and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our 2025 Annual Report on Form 10-K and Note 2, Summary of Significant Accounting Policies, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and six months ended June 30, 2026 that had a material effect on our condensed consolidated financial statements included in this report.

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

Generic drug manufacturers were first able to file Abbreviated New Drug Applications, or ANDAs, for generic versions of LINZESS in August 2016. When filing an ANDA for one of our products, a generic drug manufacturer may choose to challenge one or more of the patents that cover such product and seek to commercialize generic versions of one or more LINZESS doses. As such, we have brought, and may bring in the future, legal proceedings against generic drug manufacturers.

We and AbbVie have received Paragraph IV certification notice letters regarding ANDAs submitted to the U.S. FDA by generic drug manufacturers requesting approval to engage in commercial manufacture, use, sale and offer for sale of linaclotide capsules (72 mcg, 145 mcg and 290 mcg), or Potential Generic Products, proposed generic versions of our U.S. FDA-approved drug LINZESS. Frequently, innovators receive multiple ANDA filings.

After evaluation, we have in the past filed, and may, in the future, file patent infringement lawsuits or take other action against companies making ANDA filings. If a patent infringement suit has been filed within 45 days of receipt of a notice letter, the U.S. FDA is not permitted to approve any ANDA that is the subject of such lawsuit for 30 months from the date of the New Drug Application holder’s and patent owner’s receipt of the ANDA filer’s notice letter, or until a court decides that the relevant patents are invalid, unenforceable and/or not infringed. We have previously entered into settlement agreement with five of these filers.

On June 12, 2026, we received a notice letter relating to an ANDA that was submitted to the U.S. FDA by Alkem Laboratories Ltd., or Alkem. Alkem’s notice letter contends that the U.S. patents for LINZESS listed in the U.S. FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, are invalid, unenforceable and/or would not be infringed by Alkem’s manufacture, use, sale or offer for sale of Alkem’s Potential Generic Products. In response to Alkem’s notice letter, we and AbbVie filed a lawsuit against Alkem in the U.S. District Court for the District of New Jersey in July 2026. We asserted that the challenged patents are valid and infringed by Alkem. In accordance with the Hatch-Waxman Act, the timely filing of the lawsuit against Alkem with respect to the challenged patents triggered an automatic stay of the U.S. FDA’s approval of the ANDAs until up to December 12, 2028 (unless there is a court decision adverse to us and AbbVie sooner).

We may receive additional notice letters regarding ANDAs submitted to the U.S. FDA (and we may receive amendments to notice letters), but we may not become aware of these filings for several months after any such submission due to procedures specified under applicable U.S. FDA regulations.

Additionally, the validity of the patents relating to our products and our product candidates may be challenged by third parties pursuant to administrative procedures introduced by the America Invents Act, specifically inter partes review, or IPR, and/or post grant review, or PGR, before the U.S. Patent and Trademark Office, or the USPTO. Generic drug manufacturers may challenge our patents through IPRs or PGRs instead of or in addition to ANDA legal proceedings.

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

Item 5. Other Information

During the quarter ended June 30, 2026, no directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1#

Amendment No. 1 to the Amended and Restated 2019 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 of Ironwood Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on June 18, 2026.

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

Ironwood Pharmaceuticals, Inc.

Date: August 6, 2026	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ RONALD SILVER
Ronald Silver
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)