Form 10-Q
period 2026-09-30
IRONWOOD PHARMACEUTICALS INC
filed 2026-11-05
CIK 1446847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, there were 165,550,760 shares of Class A common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, among other things, statements about the demand and market potential for our products in the countries where they are approved for marketing, as well as the revenues therefrom; the timing, investment and associated activities involved in commercializing LINZESS® by us and AbbVie Inc. in the U.S.; the commercialization of CONSTELLA® and LINZESS in the applicable markets outside the U.S., as well as our expectations regarding revenue generated from our partners; the timing, investment and associated activities involved in developing, obtaining regulatory approval for, launching, and commercializing our products and product candidates, such as apraglutide, by us and our partners worldwide; the conduct and progress of the ongoing confirmatory STARS-2 Phase III clinical trial, including its design and endpoints, patient recruitment, planned site expansion and activation, and timing of filing for regulatory approval; our ability and the ability of our partners to secure and maintain adequate reimbursement for our products, including the status of government regulation in the life sciences industry, particularly with respect to healthcare reform and drug pricing; our ability and the ability of our partners and third parties to manufacture and distribute sufficient amounts of linaclotide active pharmaceutical ingredient, finished drug product and finished goods, as applicable, on a commercial scale; our expectations regarding U.S. and foreign regulatory requirements for our products and our product candidates, such as apraglutide, including our post-approval development and regulatory requirements; the ability of apraglutide and our other product candidates to meet existing or future regulatory standards; the safety profile and related adverse events of our products and our product candidates; the therapeutic benefits and effectiveness of our products and our product candidates and the potential indications and market opportunities therefor; our ability and the ability of our partners to obtain and maintain intellectual property protection for our products and our product candidates and the strength thereof, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other action that we may take against such companies, and the timing and resolution thereof; our ability and the ability of our partners to perform our respective obligations under our collaboration, license and other agreements, and our ability to achieve milestones and other payments under such agreements; our plans with respect to the development, manufacture or sale of our product candidates and the associated timing thereof, including the design and results of pre-clinical studies and clinical trials; our expectations as to future financial performance, revenues, expense levels, payments, cash flows, profitability, tax obligations, capital raising and liquidity sources, and real estate needs, as well as the timing and drivers thereof, and internal control over financial reporting; our ability to repay our outstanding indebtedness when due; asset impairments, and the drivers thereof, and purchase commitments; trends and challenges in our potential markets; the outcome of pending, threatened or future legal proceedings; and our ability to attract, motivate and retain key personnel.

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

IRONWOOD PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$86,376	$215,456
Accounts receivable, net	132,719	46,745
Prepaid expenses and other current assets	6,898	11,977
Total current assets	225,993	274,178
Property and equipment, net	2,660	3,408
Operating lease right-of-use assets	7,980	9,340
Intangible assets, net	1,427	2,040
Deferred tax assets	48,935	103,433
Other assets	3,597	4,502
Total assets	$290,592	$396,901
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,616	$2,898
Accrued research and development costs	4,093	3,149
Accrued expenses and other current liabilities	23,723	33,239
Current portion of operating lease liabilities	3,301	3,252
Current portion of convertible senior notes	—	199,680
Total current liabilities	34,733	242,218
Operating lease obligations, net of current portion	7,909	9,870
Revolving credit facility	325,000	385,000
Other liabilities	20,143	21,648
Total liabilities	387,785	658,736
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 75,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value, 500,000,000 shares authorized; 165,550,760 shares issued and outstanding as of September 30, 2026 and 163,058,316 shares issued and outstanding as of December 31, 2025	166	163
Additional paid-in capital	1,424,261	1,412,780
Accumulated deficit	(1,521,816)	(1,673,718)
Accumulated other comprehensive income (loss)	196	(1,060)
Total stockholders’ deficit	(97,193)	(261,835)
Total liabilities and stockholders’ deficit	$290,592	$396,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Collaborative arrangements revenue	$133,040	$122,060	$352,587	$248,442
Total revenues	133,040	122,060	352,587	248,442
Costs and expenses:
Research and development	28,352	22,468	72,713	73,273
Selling, general and administrative	11,554	21,908	34,900	62,963
Restructuring, net	—	2,200	(40)	20,509
Total costs and expenses	39,906	46,576	107,573	156,745
Income from operations	93,134	75,484	245,014	91,697
Other income (expense):
Interest expense and other financing costs	(6,198)	(8,434)	(22,542)	(24,860)
Interest and investment income	619	930	3,902	2,617
Other	41	40	125	116
Other income (expense), net	(5,538)	(7,464)	(18,515)	(22,127)
Income before income taxes	87,596	68,020	226,499	69,570
Income tax expense	(27,758)	(27,940)	(74,597)	(43,277)
Net income	$59,838	$40,080	$151,902	$26,293

Net income per share — basic	$0.36	$0.25	$0.92	$0.16
Net income per share — diluted	$0.36	$0.23	$0.91	$0.16
Weighted average shares used in computing net income per share — basic	164,895	162,215	164,255	161,642
Weighted average shares used in computing net income per share — diluted	168,177	177,764	167,530	177,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$59,838	$40,080	$151,902	$26,293
Other comprehensive income (loss), net of tax:
Currency translation adjustment	520	312	1,256	(2,637)
Total other comprehensive income (loss), net of tax	520	312	1,256	(2,637)
Comprehensive income	$60,358	$40,392	$153,158	$23,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of December 31, 2025	163,058,316	$163	$1,412,780	$(1,673,718)	$(1,060)	$(261,835)
Issuance of common stock related to share-based awards	1,555,090	2	(2)	—	—	—
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	3,653	—	—	3,653
Net income	—	—	—	40,773	—	40,773
Other comprehensive income, net of tax	—	—	—	—	265	265
Balance as of March 31, 2026	164,613,406	$165	$1,416,431	$(1,632,945)	$(795)	$(217,144)
Issuance of common stock related to share-based awards and employee stock purchase plan	626,541	—	303	—	—	303
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	3,236	—	—	3,236
Net income	—	—	—	51,291	—	51,291
Other comprehensive income, net of tax	—	—	—	—	471	471
Balance as of June 30, 2026	165,239,947	$165	$1,419,970	$(1,581,654)	$(324)	$(161,843)
Issuance of common stock related to share-based awards	310,813	1	—	—	—	1
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	4,291	—	—	4,291
Net income	—	—	—	59,838	—	59,838
Other comprehensive income, net of tax	—	—	—	—	520	520
Balance as of September 30, 2026	165,550,760	$166	$1,424,261	$(1,521,816)	$196	$(97,193)

					Accumulated
	Class A		Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of December 31, 2024	160,205,899	$160	$1,395,317	$(1,697,735)	$923	$(301,335)
Issuance of common stock related to share-based awards	1,603,533	2	4	—	—	6
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	5,291	—	—	5,291
Net loss	—	—	—	(37,386)	—	(37,386)
Other comprehensive loss, net of tax	—	—	—	—	(629)	(629)
Balance as of March 31, 2025	161,809,432	$162	$1,400,612	$(1,735,121)	$294	$(334,053)
Issuance of common stock related to share-based awards and employee stock purchase plan	624,698	—	88	—	—	88
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	4,524	—	—	4,524
Net income	—	—	—	23,599	—	23,599
Other comprehensive loss, net of tax	—	—	—	—	(2,320)	(2,320)
Balance as of June 30, 2025	162,434,130	$162	$1,405,224	$(1,711,522)	$(2,026)	$(308,162)
Issuance of common stock related to share-based awards	244,517	1	—	—	—	1
Share-based compensation expense related to share-based awards and employee stock purchase plan	—	—	3,612	—	—	3,612
Net income	—	—	—	40,080	—	40,080
Other comprehensive income, net of tax	—	—	—	—	312	312
Balance as of September 30, 2025	162,678,647	$163	$1,408,836	$(1,671,442)	$(1,714)	$(264,157)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ironwood Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$151,902	$26,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,359	1,421
Loss on disposal of property and equipment	—	92
Share-based compensation expense	11,180	13,427
Non-cash interest expense	1,052	1,250
Non-cash lease expense	1,360	1,253
Deferred income taxes	54,498	42,547
Changes in operating assets and liabilities:
Accounts receivable, net	(85,974)	(38,475)
Prepaid expenses and other current assets	4,968	(719)
Other assets	166	347
Accounts payable and accrued expenses	(8,172)	6,519
Accrued research and development costs	1,103	(3,832)
Operating lease liabilities	(1,912)	(1,759)
Other liabilities	(732)	4,105
Net cash provided by operating activities	130,798	52,469
Cash flows from investing activities:
Purchases of property and equipment	—	(35)
Net cash used in investing activities	—	(35)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	303	94
Repayment of 2026 Convertible Notes	(200,000)	—
Repayments of revolving credit facility	(60,000)	—
Net cash provided by (used in) financing activities	(259,697)	94
Effect of exchange rate changes on cash and cash equivalents	(181)	(680)
Net increase (decrease) in cash and cash equivalents	(129,080)	51,848
Cash and cash equivalents, beginning of period	215,456	88,559
Cash and cash equivalents, end of period	$86,376	$140,407

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

LINZESS® (linaclotide), the Company’s commercial product, is the first product approved by the United States Food and Drug Administration (the “U.S. FDA”) in a class of GI medicines called guanylate cyclase type C agonists (“GC-C agonists”) and is indicated, in the U.S., for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in adults and pediatric patients 7 years of age and older, chronic idiopathic constipation (“CIC”) in adults, and functional constipation (“FC”) in pediatric patients ages 2-17 years-old. LINZESS is also available for the treatment of adults with IBS-C or CIC in Mexico and the Kingdom of Saudi Arabia, adults with IBS-C or chronic constipation in Japan, and adults with IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® for the treatment of adults with IBS-C or CIC and pediatric patients ages 6-17 years-old with FC in Canada, and to adults with IBS-C in certain European countries.

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

The Company is also advancing apraglutide, a next-generation, synthetic long-acting peptide analog of glucagon-like peptide-2, developed for short bowel syndrome (“SBS”) patients who are dependent on parenteral support (“PS”).

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial position as of September 30, 2026, and the results of its operations for the three and nine months ended September 30, 2026 and 2025, its statements of stockholders’ deficit for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2026 include the accounts of Ironwood, its wholly-owned subsidiaries, Ironwood Pharmaceuticals Securities Corporation, Ironwood Pharmaceuticals GmbH, VectivBio AG, and GlyPharma Therapeutic Inc. (“GlyPharma”). All intercompany transactions and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the 2025 Annual Report on Form 10-K. During the three and nine months ended September 30, 2026, the Company did not adopt any additional significant accounting policies.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as set forth below, the Company did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2026.

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

3. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income	$59,838	$40,080	$151,902	$26,293
Add back interest expense, net of tax benefit, on assumed conversion of 2026 Convertible Notes	—	693	—	2,076
Numerator used in computing net income per share — basic & diluted	$59,838	$40,773	$151,902	$28,369

Denominator:
Weighted average number of common shares outstanding used in computing net income per share — basic	164,895	162,215	164,255	161,642
Effect of dilutive securities:
Time-based restricted stock units	120	334	222	217
Performance-based restricted stock units	2,822	94	2,691	128
Restricted stock	334	132	357	81
Shares subject to issuance under Employee Stock Purchase Plan	6	55	5	55
2026 Convertible Notes assumed conversion	—	14,934	—	14,934
Dilutive potential common shares
Weighted average number of common shares outstanding used in computing net income per share — diluted	168,177	177,764	167,530	177,057
Net income per share — basic	$0.36	$0.25	$0.92	$0.16
Net income per share — diluted	$0.36	$0.23	$0.91	$0.16

The outstanding securities set forth in the following table have been excluded from the computation of diluted weighted average shares outstanding, as applicable, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	2,005	3,487	2,283	3,798
Time-based restricted stock units	874	5,367	829	5,632
Performance-based restricted stock units	—	—	—	—
Total	2,879	8,854	3,112	9,430

There was no dilutive impact of the 1.50% convertible senior notes due 2026 (the “2026 Convertible Notes”) for the nine months ended September 30, 2026 because the Company had elected prior to the beginning of the period to settle the conversion of 2026 Convertible Notes, if any, with a combination settlement of a cash payment equal to the principal value of converted notes and shares of Class A Common Stock equal to the conversion value in excess of the principal value, if any (Note 8). Accordingly, interest expense was not removed from the numerator and there was no calculated spread added to the denominator because the average market price of the Company’s Class A Common Stock during the period was not in excess of the conversion price.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Collaborative Arrangements Revenue	2026	2025	2026	2025
Linaclotide Collaboration and License Agreements:
AbbVie (North America)	$130,749	$120,466	$346,772	$246,285
AbbVie (Europe and other)	1,505	944	3,426	2,659
Astellas (Japan)	381	423	1,124	1,224
Grand Life Sciences (1) (China, including Hong Kong and Macau)	81	77	239	239
Other Agreements:
Asahi Kasei Therapeutics Corporation (Japan) (apraglutide)	324	150	1,026	(2,052)
Other	—	—	—	87
Total collaborative arrangements revenue	$133,040	$122,060	$352,587	$248,442

(1)	In May 2026, AstraZeneca AB assigned all rights and obligations under the collaboration agreement to Grand Life Sciences.

Accounts receivable, net, which is primarily related to collaborative arrangements revenue, was $132.7 million and $46.7 million as of September 30, 2026 and December 31, 2025, respectively. Accounts receivable, net, included $132.1 million and $46.2 million due from the Company’s partner, AbbVie, net of $1.2 million and $2.7 million of accounts payable, as of September 30, 2026 and December 31, 2025, respectively.

The Company routinely assesses the creditworthiness of its license and collaboration partners. The Company did not experience any material losses related to receivables from its license or collaboration partners during the three and nine months ended September 30, 2026 and 2025.

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

During the three and nine months ended September 30, 2026, the Company incurred $1.6 million and $5.3 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. During the three and nine months ended September 30, 2025, the Company incurred $1.6 million and $4.8 million, respectively, in total research and development expenses under the linaclotide collaboration for North America. As a result of the research and development cost-sharing provisions of the linaclotide collaboration for North America, the Company incurred $0.1 million and $0.3 million in incremental research and development costs during the three and nine months ended September 30, 2026, respectively, and incurred $1.4 million, and $4.1 million in incremental research and development costs during the three and nine months ended September 30, 2025, respectively, to reflect the obligations of each party under the collaboration to bear 50% of the development costs incurred.

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

The following table summarizes collaborative arrangements revenue from the linaclotide collaboration agreement for North America (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Collaborative arrangements revenue related to sales of LINZESS in the U.S.	$129,902	$119,646	$344,170	$244,098
Royalty revenue	847	820	2,602	2,187
Total collaborative arrangements revenue	$130,749	$120,466	$346,772	$246,285

The Company incurred $0.3 million and $1.1 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and nine months ended September 30, 2026, respectively. The Company incurred an insignificant amount and $3.4 million in total selling, general and administrative costs related to the sale of LINZESS in the U.S. in accordance with the cost-sharing arrangement with AbbVie for the three and nine months ended September 30, 2025, respectively.

In May 2014, CONSTELLA® became commercially available in Canada and, in June 2014, LINZESS became commercially available in Mexico. The Company records royalties on sales of CONSTELLA in Canada and LINZESS in Mexico in the period earned. The Company recognized $0.8 million and $2.6 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2026, respectively. The Company recognized $0.8 million and $2.2 million of combined royalty revenues from Canada and Mexico during the three and nine months ended September 30, 2025, respectively.

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

The Company recognized $1.5 million and $3.4 million of royalty revenue during the three and nine months ended September 30, 2026, respectively. The Company recognized $0.9 million and $2.7 million of royalty revenue during the three and nine months ended September 30, 2025, respectively.

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

The Company recognized $0.4 million and $1.1 million of royalty revenue during the three and nine months ended September 30, 2026, respectively. The Company recognized $0.4 million and $1.2 million of royalty revenue during the three and nine months ended September 30, 2025, respectively.

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

The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three and nine months ended September 30, 2026, respectively. The Company recognized an insignificant amount and $0.2 million of royalty revenue during the three and nine months ended September 30, 2025, respectively.

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

The Company recognized $0.3 million and $1.0 million of revenue related to development activities during the three and nine months ended September 30, 2026, respectively. The Company recognized $0.2 million of revenue during the three months ended September 30, 2025 and a net reduction of revenue in the amount of $2.1 million related to development activities during the nine months ended September 30, 2025. As of September 30, 2026, current deferred revenue of $1.3 million and non-current deferred revenue of $3.9 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. As of December 31, 2025, current deferred revenue of $1.1 million and non-current deferred revenue of $5.3 million is reported within accrued expenses and other current liabilities and other liabilities, respectively, on the condensed consolidated balance sheets. Deferred revenue related to development activities is expected to be recognized over the course of the development activities, which are anticipated to be substantially complete by 2030.

License Agreement with Ferring

In August 2012, as subsequently amended and restated in December 2016, GlyPharma entered into an exclusive license agreement with Ferring International Center, S.A. (“Ferring”), pursuant to which Ferring granted GlyPharma an exclusive, worldwide, sublicensable license under certain patent rights and know-how controlled by Ferring relating to apraglutide and certain know-how controlled by Ferring relating to specified alternate drug compounds, to research, develop, manufacture, make, have made, import, export, use, sell, distribute, promote, advertise, dispose of or offer to sell (i) products containing apraglutide whose manufacture, use or sale is covered by a valid claim of the licensed patents, or licensed products and (ii) products, containing a specified alternate drug compound, or alternate drug products. In April 2021, the license agreement was transferred and assigned to VectivBio AG, a subsidiary of VectivBio.

Under the license agreement, as partial consideration for the rights Ferring granted to it and prior to the amendment described below in December 2025, VectivBio AG was required to pay Ferring a high single-digit percentage royalty on worldwide annual net sales of licensed products and alternate drug products until, on a country-

by-country basis and licensed product-by-licensed product or alternate drug product-by-alternate drug product basis, as applicable, the date on which the manufacture, use or sale of such licensed product or alternate drug product, as applicable, ceases to be covered by a valid claim of a patent within the licensed patents in such a country. GlyPharma was also required to issue Ferring a certain number of warrants and Class A preferred shares pursuant to a shareholders’ agreement. The equity obligations under the license agreement have been fully performed by GlyPharma.

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

In October 2025, Ferring filed a complaint against VectivBio AG, for trade secret misappropriation and correction of patent inventorship and ownership in the U.S. District Court in the Eastern District of Texas. In December 2025, the Company, VectivBio AG and Ferring entered into an agreement to settle the claims for $12.5 million and amended the terms of the licensing agreement to require VectivBio AG to pay a high single-digit percentage royalty from the first commercial sale of a licensed product until the seventh anniversary of such first commercial sale, and thereafter, a low single-digit percentage royalty through the date on which such licensed product ceases to be covered by a valid claim of a patent. In connection with the settlement, the Company recorded a charge of $12.5 million as selling, general, and administrative expense in the consolidated statements of income during the year ended December 31, 2025. VectivBio AG paid $7.5 million in December 2025 and is obligated to pay the remaining $5.0 million on or by December 31, 2026, subject to accelerated payment in certain circumstances. As of September 30, 2026 and December 31, 2025, the remaining obligation of $5.0 million is recorded in accrued expenses and other liabilities in the condensed consolidated balance sheets.

5. Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

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

The following tables present the assets the Company has measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$17,672	$17,672	$—	$—
Commercial paper	10,195	—	10,195	—
Total assets measured at fair value	$27,867	$17,672	$10,195	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$164,907	$164,907	$—	$—
U.S. Treasury securities	11,479	—	11,479	—
Commercial paper	7,880	—	7,880	—
Total assets measured at fair value	$184,266	$164,907	$19,359	$—

Cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued research and development costs, accrued expenses and other current liabilities and current portion of operating lease obligations as of September 30, 2026 and December 31, 2025 are carried at amounts that approximate fair value due to their short-term maturities.

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

6. Leases

The Company’s lease portfolio for the three and nine months ended September 30, 2026 included office leases for its current headquarters location and other locations, and leases for office equipment.

The Company’s headquarters office lease requires a letter of credit totaling $0.5 million to secure the Company’s obligations under the lease agreement. The letter of credit is maintained under a subfacility of the revolving credit agreement (Note 8).

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$627	$627	$1,880	$1,880
Short-term lease cost	38	39	117	317
Total lease cost	$665	$666	$1,997	$2,197

Supplemental information related to leases for the periods reported is as follows:

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,433	$2,385
Weighted-average remaining lease term of operating leases (in years)	3.7	4.7
Weighted-average discount rate of operating leases	5.8%	5.8%

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

As of lease commencement, the Company recorded a right-of-use asset and a lease liability using an incremental borrowing rate of 5.8%. As of September 30, 2026, the balances of the right-of-use asset and operating lease liability were $8.0 million and $11.2 million, respectively. As of December 31, 2025, the balances of the right-of-use asset and operating lease liability were $9.3 million and $13.1 million, respectively.

Lease costs recorded during the three and nine months ended September 30, 2026 were $0.6 million and $1.9 million, respectively. Lease costs recorded during the three and nine months ended September 30, 2025 were $0.6 million and $1.9 million, respectively.

Future minimum lease payments under the Summer Street Lease as of September 30, 2026 are as follows (in thousands):

2026(1)	$820
2027	3,317
2028	3,384
2029	3,451
2030	1,450
Total future minimum lease payments	12,422
Less: present value adjustment	(1,212)
Operating lease liabilities	11,210
Less: current portion of operating lease liabilities	(3,301)
Operating lease liabilities, net of current portion	$7,909
(1)	For the three months ending December 31, 2026.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$9,943	$11,590
Accrued litigation settlement	5,000	5,000
Accrued interest	3,721	4,437
Accrued taxes	1,392	927
Deferred revenue	1,262	1,107
Accrued restructuring liabilities	—	771
Other	2,405	9,407
Total accrued expenses and other current liabilities	$23,723	$33,239

As of September 30, 2026 and December 31, 2025, other accrued expenses were comprised primarily of $2.4 million and $9.4 million of uninvoiced vendor liabilities, respectively.

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

The following table sets forth total interest expense recognized related to the 2026 Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Contractual interest expense	$—	$750	$1,375	$2,250
Amortization of debt issuance costs	—	173	320	518
Total interest expense	$—	$923	$1,695	$2,768

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

The Revolving Credit Agreement contains certain customary covenants applicable to the Company and its Restricted Subsidiaries. The Company is required to maintain a maximum consolidated secured net leverage ratio of 3.00 to 1.00, and a minimum interest coverage ratio of 3.00 to 1.00, in each case at the end of each fiscal quarter. The Revolving Credit Agreement allows the Company to elect to increase the permitted maximum consolidated secured net leverage ratio to 3.50 to 1.00, for up to four fiscal quarters, in the event it consummates an acquisition for consideration in excess of $50.0 million, subject to certain limitations on how often this election can be made. As of September 30, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.

In connection with the initial execution of the Revolving Credit Agreement during the second quarter of 2023 and the amendment executed in the third quarter of 2024, the Company incurred $2.9 million and $2.2 million of debt issuance costs, respectively, which consisted primarily of lender fees. The debt issuance costs are classified as other assets and are amortized on a straight-line basis over the term of the Revolving Credit Agreement. The Company had unamortized capitalized debt issuance costs of $2.2 million and $2.9 million as of September 30, 2026 and December 31, 2025, respectively.

The outstanding principal balance on the Revolving Credit Facility was $325.0 million and $385.0 million as of September 30, 2026 and December 31, 2025, respectively.

The following table sets forth total interest expense recognized related to the Revolving Credit Agreement (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Contractual interest expense	$5,941	$7,090	$17,980	$20,784
Amortization of debt issuance costs	244	244	732	732
Other financing costs	13	177	259	576
Total interest expense	$6,198	$7,511	$18,971	$22,092

9. Employee Stock Benefit Plans

The Company has several share-based compensation plans under which stock options, restricted stock awards, restricted stock units and other share-based awards are available for grant to employees, officers, directors, and consultants of the Company.

The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Share-based compensation expense:
Research and development	$2,059	$1,270	$5,030	$4,158
Selling, general and administrative	2,232	2,342	6,150	9,170
Restructuring	—	—	—	99
Total share-based compensation expense included in operating expenses	4,291	3,612	11,180	13,427
Income tax expense (benefit)	(1,230)	(344)	(525)	2,565
Total share-based compensation expense, net of tax	$3,061	$3,268	$10,655	$15,992

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

During the three and nine months ended September 30, 2026, the Company recorded income tax expense of $27.8 million and $74.6 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded income tax expense of $27.9 million and $43.3 million, respectively. Due to the Company's ability to offset the majority of its pre-tax income against net operating losses and research and development credits, the majority of its tax provision is expected to represent a non-cash expense.

The Company continues to record a valuation allowance against certain deferred tax assets comprised primarily of net operating loss carryforwards in Switzerland, net operating loss carryforwards in certain U.S. states, and state tax credits that are expected to expire prior to utilization. On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.

11. Workforce Reductions and Restructuring

In January 2025, following an analysis of its strategy and core business needs, and in an effort to streamline focus and support the continued development of the Company’s pipeline, the Company commenced a reduction in the Company’s workforce of approximately 50%, primarily consisting of field-based sales employees. The reduction in workforce was substantially completed during the first quarter of 2025. In connection with workforce reduction, the Company incurred restructuring expenses, primarily comprised of severance, benefits, and related costs. During the three months ended September 30, 2026, the Company did not incur any restructuring expenses. During the nine months ended September 30, 2026, the Company incurred an insignificant amount of restructuring expenses. During the three and nine months ended September 30, 2025, the Company reduced restructuring expenses by $0.4 million and incurred $17.6 million of restructuring expenses, respectively, related to this workforce reduction.

In August 2025, the Company eliminated certain positions supporting apraglutide commercialization efforts, in consideration of delays in development timelines. The reduction in workforce was comprised of 10 positions and was completed during the third quarter of 2025. During the three and nine months ended September 30, 2025, the Company recognized $2.6 million of restructuring expenses, primarily comprised of severance, benefits, and related costs, related to this workforce reduction.

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

The Company has identified the Chief Executive Officer and the Chief Financial Officer as the chief operating decision-maker (“CODM”). The CODM uses consolidated net income to understand and evaluate the Company’s operating performance and trends, to prepare and approve the annual budget, and to develop short-term and long-term operating plans. Revenues, costs and expenses, other income (expense), and income tax expense are provided to the CODM as presented in the statement of income. Total assets are not reviewed by the CODM when evaluating the segment’s performance.

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

LINZESS® (linaclotide), our commercial product, is the first product approved by the United States Food and Drug Administration, or U.S. FDA, in a class of GI medicines called guanylate cyclase type C agonists, or GC-C agonists, and is indicated, in the U.S., for the treatment of irritable bowel syndrome with constipation, or IBS-C, in adults and pediatric patients 7 years of age and older, chronic idiopathic constipation, or CIC, in adults, and functional constipation, or FC, in pediatric patients ages 2-17 years-old. LINZESS is also available for the treatment of adults with IBS-C or CIC in Mexico and the Kingdom of Saudi Arabia, adults with IBS-C or chronic constipation in Japan, and adults with IBS-C in China. Linaclotide is available under the trademarked name CONSTELLA® for the treatment of adults with IBS-C or CIC and pediatric patients ages 6-17 years-old with FC in Canada, and to adults with IBS-C in certain European countries.

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

We are also advancing apraglutide, a next-generation, synthetic long-acting peptide analog of glucagon-like peptide-2 for short bowel syndrome, or SBS, patients who are dependent on parenteral support, or PS. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing parenteral support dependency in adult patients with short bowel syndrome with intestinal failure, or SBS-IF. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III clinical trial is needed to seek approval of a new drug application or NDA, for apraglutide for patients with SBS-IF who are dependent on PS. We subsequently met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. STARS-2 is a 24-week global, randomized, double-blind, placebo-controlled trial. The clinical trial will consist of a primary endpoint measuring relative change from baseline in actual weekly PS as well as additional key secondary endpoints. In June 2026, we initiated STARS-2 and are actively recruiting patients. Subject to the results of STARS-2, we plan to file for regulatory approval in 2029.

To date, we have dedicated a majority of our activities to the research, development and commercialization of linaclotide, as well as other research and development programs, including apraglutide. For the three and nine months ended September 30, 2026, we recorded net income of $59.8 million and $151.9 million, respectively. For the three and nine months ended September 30, 2025, we recorded net income of $40.1 million and $26.3 million, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $1.5 billion. We are unable to predict the extent of any future losses or guarantee that our company will be able to generate and maintain positive cash flows.

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

Apraglutide. In February 2024, we announced positive topline results from our pivotal Phase III clinical trial, STARS, which evaluated the efficacy and safety of once-weekly subcutaneous apraglutide in reducing PS dependency in adult patients with SBS-IF. SBS-IF, a rare and severe organ failure condition in which patients are dependent on PS, affects an estimated 18,000 adult patients in the U.S., Europe, and Japan. We are also conducting an open-label extension study, STARS Extend, to further assess the safety of apraglutide in adult patients with SBS-IF. In April 2025, we announced that, based on discussions with the U.S. FDA, a confirmatory Phase III clinical trial is needed to seek approval of an NDA for apraglutide for patients with SBS-IF who are dependent on PS. We subsequently met with the U.S. FDA and aligned on key design elements of a confirmatory Phase III clinical trial, STARS-2, of apraglutide. In June 2026, we initiated STARS-2 and are actively recruiting patients. Subject to the results of STARS-2, we plan to file for regulatory approval in 2029.

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

CNP-104. Through a collaboration and license option agreement, or the COUR Collaboration Agreement, we and COUR Pharmaceutical Development Company, Inc., or COUR, were developing CNP-104 for the treatment of primary biliary cholangitis, or PBC, a rare autoimmune disease targeting the liver. In the third quarter of 2024, we received from COUR the topline data from COUR’s Phase II clinical study for the treatment of PBC. In September 2024, we notified COUR of our decision not to exercise the option to acquire an exclusive license to CNP-104. As a result, the COUR Collaboration Agreement has terminated, and we retain no rights and have no obligations related to CNP-104.

Early research and development. Our early research and development efforts have been focused on supporting our development stage GI and rare diseases programs, including exploring strategic options for further development of certain of our internal programs, as well as evaluating external development-stage programs.

The following table sets forth our research and development expenses related to our product pipeline for the three and nine months ended September 30, 2026 and 2025, respectively. These expenses relate primarily to compensation, benefits and other employee-related expenses and external costs associated with nonclinical studies and clinical trial costs for our product candidates. We allocate costs related to facilities, depreciation, share-based compensation, research and development support services and certain other costs directly to programs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Apraglutide	$25,234	$17,801	$62,565	$54,042
Linaclotide(1)	2,134	3,918	7,357	11,314
IW-3300(2)	84	29	35	4,356
CNP-104	—	—	—	75
Early research and development	900	720	2,756	3,486
Total research and development expenses	$28,352	$22,468	$72,713	$73,273
(1)	Includes linaclotide in all indications, populations and formulations.
(2)	Includes a net credit during the nine months ended September 30, 2026 received upon the close-out of the development program.

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

Restructuring Expenses. Restructuring expenses primarily pertain to a workforce reduction in January 2025 consisting primarily of field-based sales employees and August 2025 consisting of certain positions supporting apraglutide commercialization efforts. The workforce reduction and restructuring initiatives are more fully described in Note 11, Workforce Reductions and Restructuring, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

During the three and nine months ended September 30, 2026, there were no material changes to our critical accounting policies as reported in our 2025 Annual Report on Form 10-K.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenues:
Collaborative arrangements revenue	$133,040	$122,060	$352,587	$248,442
Total revenues	133,040	122,060	352,587	248,442
Costs and expenses:
Research and development	28,352	22,468	72,713	73,273
Selling, general and administrative	11,554	21,908	34,900	62,963
Restructuring, net	—	2,200	(40)	20,509
Total costs and expenses	39,906	46,576	107,573	156,745
Income from operations	93,134	75,484	245,014	91,697
Other income (expense):
Interest expense and other financing costs	(6,198)	(8,434)	(22,542)	(24,860)
Interest and investment income	619	930	3,902	2,617
Other	41	40	125	116
Other income (expense), net	(5,538)	(7,464)	(18,515)	(22,127)
Income before income taxes	87,596	68,020	226,499	69,570
Income tax expense	(27,758)	(27,940)	(74,597)	(43,277)
Net income	$59,838	$40,080	$151,902	$26,293

Three and nine months ended September 30, 2026 compared to three and nine months ended September 30, 2025

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2026	2025		$2026	2025	$

	(in thousands)			(in thousands)
Revenues:
Collaborative arrangements revenue	$133,040	$122,060	$10,980	$352,587	$248,442	$104,145
Total revenues	$133,040	$122,060	$10,980	$352,587	$248,442	$104,145

Collaborative arrangements revenue. Collaborative arrangements revenue increased by $11.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a $10.3 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven primarily by increased prescription demand, partially offset by net price.

Collaborative arrangements revenue increased by $104.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a $100.1 million increase in our share of net profits from the sale of LINZESS in the U.S., which was driven primarily by increased net price and increased prescription demand, as well as inventory channel fluctuations.

Costs and Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2026	2025		$2026	2025	$

	(in thousands)			(in thousands)
Costs and expenses:
Research and development	$28,352	$22,468	$5,884	$72,713	$73,273	$(560)
Selling, general and administrative	11,554	21,908	(10,354)	34,900	62,963	(28,063)
Restructuring, net	—	2,200	(2,200)	(40)	20,509	(20,549)
Total costs and expenses	$39,906	$46,576	$(6,670)	$107,573	$156,745	$(49,172)

Research and development. Research and development expenses increased by $5.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a $5.6 million increase in external costs associated with the apraglutide program and a $1.4 million increase in compensation, benefits, and other employee-related expenses, partially offset by a $1.3 million decrease in external costs associated with the linaclotide program.

Research and development expenses decreased by $0.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a $3.5 million decrease in external costs associated with the linaclotide program and a $2.9 million decrease in external costs associated with the IW-3300 development program, partially offset by a $6.0 million increase in external costs associated with the apraglutide program.

Selling, general and administrative. Selling, general and administrative expenses decreased by $10.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a $7.5 million legal contingency accrual recognized in the third quarter of 2025 related to a license agreement with Ferring International Center, S.A. (“Ferring”) (Note 4) and a $3.3 million decrease in professional services expenses.

Selling, general and administrative expenses decreased by $28.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a $10.7 million decrease in professional services expenses, a $9.6 million decrease in compensation, benefits, and other employee-related expenses, and a $7.5 million legal contingency accrual recognized in the third quarter of 2025 related to a license agreement with Ferring (Note 4).

Restructuring, net. Restructuring expenses decreased by $2.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to the workforce reduction in August 2025.

Restructuring expenses decreased by $20.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the workforce reduction in January 2025 consisting primarily of field-based employees.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2026	2025		$2026	2025	$

	(in thousands)			(in thousands)
Other income (expense):
Interest expense and other financing costs	$(6,198)	$(8,434)	$2,236	$(22,542)	$(24,860)	$2,318
Interest and investment income	619	930	(311)	3,902	2,617	1,285
Other	41	40	1	125	116	9
Total other income (expense), net	$(5,538)	$(7,464)	$1,926	$(18,515)	$(22,127)	$3,612

Interest expense and other financing costs. Interest expense and other financing costs decreased by $2.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower interest rates and a lower outstanding principal balance on the Revolving Credit Facility throughout the period and a decrease in coupon interest expense related to the 2026 Convertible Notes, which were fully repaid upon maturity in June 2026.

Interest expense and other financing costs decreased by $2.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to lower interest rates and a lower outstanding principal balance on the Revolving Credit Facility throughout the period and a decrease in coupon interest expense related to the 2026 Convertible Notes, which were fully repaid upon maturity in June 2026, partially offset by professional services incurred in connection with potential financing transactions.

Interest and investment income. Interest and investment income decreased by $0.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a lower cash and cash equivalents balances throughout the period and a decrease in interest rates.

Interest and investment income increased by $1.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in cash and cash equivalents balances throughout the period prior to repayment of the 2026 Convertible Notes in June 2026, partially offset by a decrease in interest rates.

Other. During the three and nine months ended September 30, 2026 and 2025, we recorded a gain of an insignificant amount for pension-related activities.

Income taxes. For the three and nine months ended September 30, 2026, we recorded income tax expense of $27.8 million and $74.6 million, respectively. For the three and nine months ended September 30, 2025, we recorded income tax expense of $27.9 million and $43.3 million, respectively. Due to our ability to utilize our net operating losses and research and development credits to offset the majority of federal taxable income and taxable income in certain states, the majority of our tax provision will be a non-cash expense.

Liquidity and Capital Resources

As of September 30, 2026, we had $86.4 million of cash and cash equivalents. Our cash equivalents include amounts held in money market funds and commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in certain types of investments and requires all investments held by us to be at least A- rated, with a remaining final maturity when purchased of less than twenty-four months, so as to primarily achieve liquidity and capital preservation objectives.

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

Sources of Liquidity

We have financed our operations to date primarily through both the private sale of our preferred stock and the public sale of our common stock, debt financings, and cash generated from our operations. As of September 30, 2026, our debt is comprised of $325.0 million aggregate principal amount outstanding under our Revolving Credit Facility, which we entered into in May 2023 to partially finance our acquisition of VectivBio Holding AG in June 2023. The Revolving Credit Facility provides for $550.0 million of borrowing capacity and includes a $10.0 million letter of credit subfacility. Refer to Note 8, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to our debt obligations.

Summary of Cash Flows

The following table summarizes cash flows from operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$130,798	$52,469
Investing activities	—	(35)
Financing activities	(259,697)	94
Effect of exchange rate changes on cash and cash equivalents	(181)	(680)
Net increase (decrease) in cash and cash equivalents	$(129,080)	$51,848

Cash Flows from Operating Activities

Net cash provided by operating activities is derived by adjusting net income for non-cash items and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in the results of operations.

Net operating cash inflows for the nine months ended September 30, 2026 and 2025 totaled $130.8 million and $52.5 million, respectively, and were derived primarily from collaboration arrangements revenue related to sales of LINZESS in the U.S.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 was insignificant and pertained to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2026 was $259.7 million. Cash used in financing activities during the nine months ended September 30, 2026 was comprised primarily of a repayment of $200.0 million aggregate principal on the 2026 Convertible Notes upon maturity in June 2026 and a $60.0 million repayment on the Revolving Credit Facility. Cash provided by financing activities for the nine months ended September 30, 2025 was insignificant and was generated by employee equity transactions.

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

Under our collaboration with AbbVie for North America, total net sales of LINZESS in the U.S., as recorded by AbbVie, are reduced by commercial costs incurred by each party, and the resulting amount is shared equally between us and AbbVie. Additionally, we receive royalties from AbbVie based on sales of linaclotide in its licensed territories outside of the U.S. We believe revenues from our LINZESS partnership for the U.S. with AbbVie will continue to constitute a significant portion of our total revenue for the foreseeable future and we cannot be certain that such revenues, as well as the revenues from our other commercial activities, will continue to enable us to generate positive cash flows, or to do so in the timeframes we expect. We also anticipate that we will continue to incur substantial expenses for the next several years as we further develop and commercialize linaclotide in the U.S., develop and commercialize other product candidates, including apraglutide, and invest in building our pipeline through internal or external opportunities. We believe that our cash and cash equivalents on hand as of September 30, 2026, our expected cash inflows from operations, and our borrowing capacity on our Revolving Credit Facility will be sufficient to meet our projected operating needs at least through the next twelve months from the issuance of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have long-term debt obligations, which are disclosed in Note 8, Debt, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There is no assurance we will have sufficient liquidity to meet our debt obligations when they become due.

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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our 2025 Annual Report on Form 10-K and Note 2, Summary of Significant Accounting Policies, appearing elsewhere in this Quarterly Report on Form 10-Q. We did not otherwise adopt any new accounting pronouncements during the three and nine months ended September 30, 2026 that had a material effect on our condensed consolidated financial statements included in this report.

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

Item 5. Other Information

(a) On November 5, 2026, we issued a press release announcing unaudited financial results for the quarter ended September 30, 2026, which was furnished on a Current Report on Form 8-K filed on November 5, 2026, or the Earnings Press Release. Subsequent to issuing our Earnings Press Release, we identified a clerical error with respect to the amount shown for the cash from operations the Company generated in the quarter ended September 30, 2026. The Earnings Press Release incorrectly reported cash from operations of $130.8 million for the quarter ended September 30, 2026; the correct cash from operations for the quarter ended September 30, 2026 is $67.4 million. We have updated the Earnings Press Release on the Investors & Media section of our website at www.ironwoodpharma.com to reflect the correction made.

(b) During the quarter ended September 30, 2026, no directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Ironwood Pharmaceuticals, Inc.

Date: November 5, 2026	By:	/s/ THOMAS MCCOURT
Thomas McCourt
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ RONALD SILVER
Ronald Silver
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)